Form 10-Q
period 2007-06-30
INSULET CORP
filed 2007-08-14
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33462

Insulet Corporation
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3523891 (I.R.S. Employer Identification Number)

9 Oak Park Drive Bedford, Massachusetts (Address of principal executive offices)	01730 (Zip Code)

Registrant’s telephone number, including area code:
(781) 457-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 13, 2007, the registrant had 26,312,811 shares of common stock outstanding.

INSULET CORPORATION

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

INSULET CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands,
	except share data)
	(Unaudited)

ASSETS
Currents Assets
Cash	$119,818	$33,231
Accounts receivable, net	2,633	1,417
Inventories	4,129	3,390
Prepaid expenses and other current assets	1,248	1,827

Total current assets	127,828	39,865
Property and equipment, net	20,490	16,999
Other assets	822	276

Total assets	$149,140	$57,140

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Currents Liabilities
Accounts payable	$5,485	$3,450
Accrued expenses	2,854	4,193
Deferred revenue	763	284
Current portion of long-term debt	7,943	29,222
Preferred stock warrant liability	—	1,931

Total current liabilities	17,045	39,080
Long-term debt, net of current portion	21,341	—
Other long-term liabilities	1,234	316

Total liabilities	39,620	39,396
Redeemable convertible preferred stock, $0.001 par value:
Authorized: zero and 46,408,050 shares at June 30, 2007 and December 31, 2006
Issued and outstanding Series A: zero and 1,000,000 shares stated at liquidation and redemption value at June 30, 2007 and December 31, 2006, respectively	—	1,000
Issued and outstanding Series B: zero and 5,945,946 shares stated at liquidation and redemption value at June 30, 2007 and December 31, 2006, respectively	—	11,000
Issued and outstanding Series C: zero and 10,476,191 shares stated at liquidation and redemption value at June 30, 2007 and December 31, 2006, respectively	—	22,000
Issued and outstanding Series D: zero and 14,669,421 shares stated at liquidation and redemption value at June 30, 2007 and December 31, 2006, respectively	—	35,500
Issued and outstanding Series E: zero and 13,738,661 shares stated at liquidation and redemption value at June 30, 2007 and December 31, 2006, respectively	—	50,009
Stockholders’ equity (deficit)
Preferred stock, $.001 par value: Authorized 5,000,000 and zero shares at June 30, 2007 and December 31, 2006, respectively. Issued and outstanding zero shares at June 30, 2007 and December 31, 2006	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 and 65,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively
Issued: 26,312,811 and 457,076 shares at June 30, 2007 and December 31, 2006, respectively	27	1
Additional paid-in capital	235,765	293
Accumulated deficit	(126,272)	(102,040)
Subscription receivable	—	(19)

Total stockholders’ equity (deficit)	109,520	(101,765)

Total liabilities and stockholders’ equity (deficit)	$149,140	$57,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except share and per share data)
	(Unaudited)

Revenue	$3,212	$880	$5,220	$1,102
Cost of revenue	6,899	4,586	11,471	7,339

Gross loss	(3,687)	(3,706)	(6,251)	(6,237)
Operating expenses:
Research and development	2,520	2,053	4,990	3,808
General and administrative	2,798	1,773	5,457	3,324
Sales and marketing	3,404	1,475	6,508	2,545

Total operating expenses	8,722	5,301	16,955	9,677

Operating loss	(12,409)	(9,007)	(23,206)	(15,914)
Interest income	713	563	1,017	798
Interest expense	(986)	(269)	(1,969)	(537)
Change in value of preferred stock warrant liability	10	—	(74)	—

Net loss	(12,672)	(8,713)	(24,232)	(15,653)
Accretion of redeemable convertible preferred stock	—	—	—	(222)

Net loss attributable to common shareholders	$(12,672)	$(8,713)	$(24,232)	$(15,875)

Net loss per share basic and diluted	$(0.99)	$(24.77)	$(3.63)	$(45.89)

Weighted-average number of shares used in calculating net loss per share	12,791,190	351,748	6,671,807	345,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities
Net loss	$(24,232)	$(15,653)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,019	1,146
Amortization of debt discount	119	28
Redeemable convertible preferred stock warrant expense	74	—
Stock compensation expense	507	154
Provision for bad debts	389	74
Non cash interest expense	(57)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,605)	(716)
Inventory	(739)	(1,130)
Prepaids and other current assets	579	176
Other assets	(546)	1
Accounts payable and accrued expenses	696	3,511
Other long term liabilities	918	182
Deferred revenue	479	2

Net cash used in operating activities	(21,399)	(12,225)

Cash flows from investing activities
Purchases of property and equipment	(5,510)	(6,870)

Net cash used in investing activities	(5,510)	(6,870)

Cash flows from financing activities
Proceeds from sale of Series E preferred stock, net of issuance cost	—	49,787
Principal payments of long term debt	—	(207)
Proceeds from issuance of common stock, net of offering expenses	113,496	35

Net cash provided by financing activities	113,496	49,615

Net increase in cash and cash equivalents	86,587	30,520
Cash and cash equivalents, beginning of year	33,231	7,660

Cash and cash equivalents, end of period	$119,818	$38,180

Supplemental disclosure of cash flow information
Cash paid for interest	$1,472	$400

Non-cash financing activities
Accretion of redeemable convertible preferred stock	$—	$222
Conversion of preferred stock to common stock upon initial public offering	$119,509	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Business

Insulet Corporation (the “Company”) is principally engaged in the development, manufacture and marketing of an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has devoted substantially all of its efforts to designing, developing and marketing the OmniPod Insulin Management System. The Company was considered a development stage company pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, through December 31, 2005. The year 2006 was the first year during which the Company was an operating company and was no longer in the development stage. The Company commercially launched the OmniPod Insulin Management System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005. In May 2007, the Company completed an initial public offering of its common stock.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for the complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s registration statement on Form S-1 for the year ended December 31, 2006.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories and equity instruments, the lives of property and equipment, and warranty and bad debt reserve calculations. Actual results may differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sub-Q Solutions, Inc. All material intercompany balances and transactions have been eliminated in consolidation. To date there has been no activity in Sub-Q Solutions, Inc.

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of ninety days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost, which approximates their fair values. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $200,000 as of June 30, 2007 and December 31, 2006.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors and patients. In estimating whether accounts receivable can be collected, the Company analyzes payor and patient concentrations, payor and patient credit-worthiness, and competitive benchmarks. Any allowances are recorded in the period when the revenue is recorded, and allowances are adjusted currently for any changes in estimated collections.

Bad debt expense for the three and six months ended June 30, 2007 amounted to $270,000 and $389,000, respectively. There were $26,000 and $52,000 in write-offs or other adjustments to the allowance for doubtful accounts during the three months and six months ended June 30, 2007, respectively. There were no write-offs during 2006.

Inventories

Inventories are valued at the lower of actual cost or market, using the first-in, first-out (“FIFO”) method. Inventory has been written down to market for all periods presented as the Company currently manufactures its product at a loss. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for Personal Diabetes Managers (“PDMs”) and OmniPods include raw material, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items.

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

Revenue Recognition

The Company generates revenue from sales of its OmniPod Insulin Management System to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which include the PDM, two OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. The Company offers a 45-day right of return for its Starter Kits sales (the Company changed from a 30-day right of return effective for shipments prior to December 1, 2006). Subsequent sales to existing customers typically consist of additional OmniPods. Revenue is recognized in accordance with Staff Accounting

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

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

The Company has considered the requirements of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for the OmniPods and Starter Kits. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered and the right of return has expired.

The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When the Right of Return Exists. In accordance with SFAS No. 48, the Company defers the revenue and, to the extent allowed, all related costs of all initial shipments until the right of return has lapsed. The Company had deferred revenue of $763,000 and $284,000 as of June 30, 2007 and December 31, 2006, respectively.

The Company recognizes subsequent sales of OmniPods upon shipment in accordance with the provisions set forth by SAB 104.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk consist primarily of cash and cash equivalents. The Company maintains the majority of its cash with one accredited financial institution. Although revenues are recognized from shipments directly to patients, the majority of shipments are billed to third party insurance payors.

Research and Development

The Company’s research and development expenses consist of engineering, product development, quality assurance, clinical function and regulatory expenses. These expenses are primarily comprised of employee compensation, including salary, benefits and stock-based compensation. The Company also incurs expenses related to consulting fees, materials and supplies, and marketing studies, including data management and associated travel expenses. Research and development costs are expensed as incurred.

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

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption and as of June 30, 2007, the Company had no unrecognized tax benefits recorded.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of June 30, 2007, the Company had no interest and penalty accrual or expense.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share Based Payment (“SFAS 123R”), which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends FASB Statement No. 95 Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

SFAS 123R requires nonpublic companies that used the minimum value method in SFAS 123R for either recognition or pro forma disclosures to apply SFAS 123R using the prospective-transition method. As such, the Company will continue to apply APB 25 in future periods to equity awards outstanding at the date of SFAS 123R adoption that were measured using the minimum value method. In accordance with the requirements of SFAS 123R, the Company will not present pro forma disclosures for periods prior to the adoption of SFAS 123R, as the estimated fair value of the Company’s stock options granted through December 31, 2005 was determined using the minimum value method.

Effective January 1, 2006 with the adoption of SFAS 123R, the Company elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. In accordance with SFAS 123R, the Company will recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Due to the recent completion of its initial public offering, the Company does not have sufficient history of market prices of its common stock as it was not a public company, and as such estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) using historical volatilities of comparable public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

estimates. Stock based compensation expense recognized in the financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

Prior to April 1, 2006, the exercise prices for options granted were set by the Company’s board of directors based upon guidance set forth by the American Institute of Certified Public Accountants (“AICPA”) in the AICPA Technical Practice Aid, “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. To that end, the board considered a number of factors in determining the option price, including the following factors: (1) prices for the Company’s preferred stock, which the Company had sold to outside investors in arms-length transactions, and the rights, preferences and privileges of the Company’s preferred stock and common stock in the Series A through Series E financing, (2) obtaining FDA 510(k) clearance, (3) launching the OmniPod System and (4) achievement of budgeted revenue and results.

In connection with the preparation of the financial statements for the initial public offering, the Company retrospectively estimated the fair value of its common stock based upon several factors, including the following: (1) operating and financial performance, (2) progress and milestones attained in the business, (3) past sales of convertible preferred stock, (4) the results of the retrospective independent valuations, and (5) the expected valuation obtained in an initial public offering. The Company believes this to have been a reasonable methodology based on the factors above and based on several arm’s length transactions involving the Company’s stock supportive of the results produced by this valuation methodology.

See Note 7 for a summary of the stock option activity under our stock based employee compensation plan.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. For all periods presented there were no unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

for the three and six months ended June 30, 2007 and 2006, respectively, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common share equivalents consist of the following:

	As of		As of
	June 30,		March 31,
	2007	2006	2007	2006

Series A redeemable convertible preferred stock	—	380,705	—	380,705
Series B redeemable convertible preferred stock	—	2,263,651	—	2,263,651
Series C redeemable convertible preferred stock	—	3,988,337	—	3,988,337
Series D redeemable convertible preferred stock	—	5,584,722	—	5,584,722
Series E redeemable convertible preferred stock	—	5,230,376	—	5,230,376
Outstanding options	2,765,148	2,406,206	2,511,691	2,173,256
Outstanding warrants	204,293	125,853	219,981	125,853

Total	2,969,441	19,979,850	2,731,672	19,746,900

4.	Inventories

Inventories consist of the following:

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)

Raw materials	$1,895	$1,177
Work-in-process	572	367
Finished goods	1,662	1,846

	$4,129	$3,390

Inventory was adjusted by $580,000 and $1.5 million as of June 30, 2007 and December 31, 2006, respectively, to reflect values at the lower of cost or market. At June 30, 2007 and December 31, 2006, 40% and 54%, respectively, of the reported finished goods inventory is valued below the Company’s cost. The Company’s production process has a high degree of fixed costs due to the early stage of capacity build-up and market penetration of its products. Consequently, sales and production volumes have not been adequate to result in per-unit costs that are lower than the current market price for the Company’s products.

5.	Indebtedness and Warrants to Purchase Shares Subject to Redemption

Loan and Security Agreements

On June 2, 2005, the Company entered into a $10.0 million term loan and security agreement with Lighthouse Capital Partners V, L.P. Interest on this term loan was set at a rate of 8%. This term loan required only interest payments through June 1, 2006. After that date, the principal and interest was payable ratably over 42 months. At the end of the amortization period of the term loan, the Company was obligated to make a final payment of $1.0 million, which was being amortized as interest expense over the life of the loan. Upon

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

payment of the term loan in December 2006, the remaining unamortized balance of the final $1.0 million payment was recognized as interest expense.

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

On December 27, 2006, the Company entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which the Company borrowed $30.0 million in a term loan. The Company used $9.5 million of the proceeds from this term loan to repay all amounts owed under the term loan with Lighthouse Capital Partners V, L.P. This term loan is secured by all the assets of the Company other than its intellectual property. The borrowings under the term loan bear interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest is payable on a monthly basis during the term of the loan and, beginning on October 1, 2007, principal will be repaid in 33 equal monthly installments of $909,091. This term loan is also subject to a loan origination fee amounting to $900,000. The Company has capitalized these costs as deferred financing costs as of December 31, 2006. The deferred cost asset will be amortized to interest expense over the 42-month life of this term loan. This term loan is subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. Consequently, such term loan was classified as a current liability at December 31, 2006 in accordance with the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clause in Long-Term Debt Agreements. At June 30, 2007, the term loan principal has been presented in the Company’s consolidated balance sheet with its current and non-current components stated separately. Subsequent to the Company’s initial public offering of common stock in May 2007, and the receipt of proceeds from the offering, the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clause in Long-Term Debt Agreements no longer require such debt to be classified as current.

In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 of Series E preferred stock. The Company recorded the $835,000 fair value of the warrants as a discount to the term loan. The costs of the warrants are being amortized to interest expense over the 42-month life of this term loan.

Warrants

In connection with the term loans with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, the Company issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Prior to the Company’s initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FASB Staff Position No. 150-5 Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP-150”).

Upon the closing of the Company’s initial public offering, all warrants converted into warrants to purchase shares of common stock at a ratio of one share of common stock for every 2.6267 shares of redeemable convertible preferred stock. In connection with this conversion, the exercise prices of the warrants were also adjusted to an exercise price of $6.36 per share in the case of the Series D warrant and an exercise price of $9.56 per share in the case of the Series E warrants.

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Significant terms and fair values of warrants to purchase common stock are as follows (in thousands except share and per share data), and reflecting the conversion ratio of 2.6267 redeemable convertible preferred stock for each one common share:

			Shares as of		Fair Value as of
	Expiration	Exercise Price	June 30,	December 31,	December 31,
Stock	Date	per Share	2007	2006	2006

Series D preferred	June 2, 2012	$6.36	125,853	125,853	$1,096
Series E preferred	Dec. 27, 2013	9.56	78,440	94,128	835

Total			204,293	219,981	$1,931

In the three months ended June 30, 2007, a member of the group of lenders led by Merrill Lynch Capital exercised their right to convert 15,688 warrants into common stock, resulting in the issuance of 5,688 common shares.

The Company recorded $835,000 fair value of the warrants for Series E preferred stock as a discount to the term loan. The fair value of the warrants is being amortized to interest expense over the 42-month life of this term loan

Upon the closing of the Company’s initial public offering on May 18, 2007, all outstanding warrants to purchase shares of the Company’s preferred stock were converted into warrants to purchase shares of common stock and, as a result, are no longer be subject to FSP 150-5 for periods ended or ending on or after that date. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2,005,000, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity. No periodic fair value adjustments will be made in future periods.

The Company recorded other income of approximately $10,000 in the three months ended June 30, 2007, as the aggregate fair value of warrants decreased from the value recorded at March 31, 2007. The decrease in fair value is primarily caused by a lower expected life for the warrants, considering the existence of a market for the Company’s common stock.

6.	Commitments and Contingencies

Operating Leases

The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company entered into a new lease in 2004 which contains renewal options, escalating payments and leasehold allowances over the life of the lease. The Company has considered FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, in accounting for these lease provisions.

Legal Proceedings

The Company is currently not subject to any material pending legal proceedings.

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

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

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

7.	Equity

On April 12, 2007, the Company’s Board of Directors approved a 1-for-2.6267 reverse stock split of the Company’s common stock, which was executed on May 10, 2007. All share and per share amounts of common and preferred stock in the accompanying consolidated financial statements have been restated for all periods to give retroactive effect to the stock split.

On May 18, 2007, the Company issued and sold 7,700,000 shares of common stock at a price to the public of $15.00 per share. On June 12, 2007, the Company issued and sold an additional 665,000 shares of common stock at a price to the public of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with the initial public offering, the Company received total gross proceeds of $125.5 million, or approximately $113.4 million in net proceeds after deducting underwriting discounts and offering expenses.

In the three months ended June 30, 2007, 15,688 warrants issued in relation to the Company’s term loan were converted into common stock, resulting in the issuance of 5,688 common shares. In addition, 8,888 and 37,256 common shares were issued related to exercises of employee stock options in the three and six months ending June 30, 2007, respectively.

Redeemable Convertible Preferred Stock Conversion

Upon the closing of the initial public offering of the Company’s common stock, all redeemable convertible preferred stock converted to common stock.

Stock Option Plans

On May 18, 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s board of directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. The Company has reserved 535,000 shares of common stock for issuance under the 2007 Plan, which amount will be increased on January 1, 2008, and on each January 1 thereafter through January 1, 2012, by a number of shares equal to 3% of the number of shares of common stock of the Company outstanding as of the immediately preceding December 31, or 725,000 shares. At June 30, 2007, 433,632 options were available for future grant.

Under the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”), options could be granted to persons who were, at the time of grant, employees, officers, or directors of, or consultants or advisors to, the Company. The 2000 Plan provided for the granting of non-statutory stock options, incentive stock options, stock bonuses, and rights to acquire restricted stock. The option price at the date of grant was determined by the Board of Directors and, in the case of incentive stock options, could not be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

2000 Plan generally vest over a period of four years and expire 10 years from the date of grant. The provisions of the Plan limit the exercise of incentive stock options. At the time of grant, options are typically immediately exercisable, but subject to restrictions. The restrictions generally lapse over a period of four years.

Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options(#)	Price($)	Value($)

Balance, December 31, 2006	2,318,250	3.15
Granted	499,206	12.98
Exercised	(37,256)	0.95	428,116	(1)
Canceled	(15,052)	5.91

Balance, June 30, 2007	2,765,148	5.06	25,285,827	(2)

Vested, June 30, 2007	1,949,109	2.13	23,532,816	(2)

Vested and expected to vest, June 30, 2007(3)	2,488,080

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of June 30, 2007, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of June 30, 2007, plus the number of unvested options expected to vest as of June 30, 2007, based on the unvested options outstanding at June 30, 2007, adjusted for an estimated forfeiture rate of 10.02%.

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

The weighted average estimated fair value of the employee stock options granted was $9.2284 and $5.7913 per share for the three months ended June 30, 2007 and 2006, respectively. The weighted average estimated fair value of the employee stock options granted was $8.5183 and $5.0717 per share for the six months ended June 30, 2007 and 2006, respectively.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. The estimated grant date fair values of the employee stock options were calculated using the Black-

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

Scholes option pricing model, based on the following assumptions for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Risk-free interest rate	4.81%	5.05%	4.81%	4.89%
Expected term (in years)	6.25	6.25	6.25	6.25
Dividend yield	0	0	0	0
Expected volatility	67.00%	71.36%	67.00%	71.36%

Risk-free interest rate.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected volatility.  Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable companies.

Expected term.  The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the “SEC Shortcut Approach” as defined in SAB 107, Share-Based Payments, which is the midpoint between the vesting date and the end of the contractual term.

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

The amount of stock-based compensation expense that is expected to be recognized for outstanding, unvested options as of June 30, 2007 is as follows (in thousands):

2007	$762
2008	1,487
2009	1,487
2010	1,156
2011	254

$5,146

Employee stock-based compensation expense under SFAS 123R recognized in the three and six months ended June 30, 2007 was $298,000 and $507,000, respectively. For the same periods in 2006, employee stock-based compensation recognized was $126,000 and $154,000, respectively.

INSULET CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)

At June 30, 2007, the Company had $5,146,000 of total unrecognized compensation expense under SFAS 123R, net of estimated forfeitures. The expense will be recognized over a weighted-average period of approximately two years.

8.	Income Taxes

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

You should read the following discussion of our financial condition and results of operations in conjunction with our selected financial data, our financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on it. There can be no assurance that future developments affecting it will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; potential manufacturing problems, including damage, destruction or loss of any of our automated assembly units or difficulties in implementing our automated manufacturing strategy; potential problems with sole source or other third-party suppliers on which we are dependent; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse affects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our ability to attract and retain key personnel; our ability to manage our growth; risks associated with potential future acquisitions; our ability to maintain compliance with the restrictions and covenants contained in our existing credit and security agreement; our ability to successfully maintain effective internal controls; and other risks and uncertainties described in the section of our prospectus, dated May 14, 2007, filed with the Securities and Exchange Commission on May 15, 2007 entitled “Risk Factors” and our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview

We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager.

Since inception and until 2005, we devoted substantially all of our efforts to designing and developing the OmniPod System, raising capital and recruiting personnel. As a result, we were considered a development stage company pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises, through December 31, 2005. The year 2006 was the first year during which we were an operating company and were no longer in the development stage. In October 2005, we shipped our first commercial OmniPod System. Since October 2005, in order to align the demand for the OmniPod System with our capacity to manufacture the OmniPod, we have engaged in limited marketing efforts focused in the Eastern and Midwestern United States and with some key diabetes practitioners, academic centers and clinics elsewhere in the United States. Our total revenues were $3.2 million and $5.2 million for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, we had approximately 2,450 patients using the OmniPod System in the United States.

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

During 2008, we expect to complete the planned automation of our existing manufacturing line, which is designed exclusively for the manufacture of the OmniPod, and begin construction of a second manufacturing line. Pending construction and installation of the remaining automated manufacturing equipment that we plan to use, we are manually performing these steps in the manufacturing process, which limits our ability to increase our manufacturing capacity and decrease our per-unit cost of goods sold, thereby causing us to incur negative gross margins. We are exploring alternative site manufacturing capabilities both domestically and abroad. No assurances can be given that we will successfully complete the planned automation of our existing manufacturing line or subsequent lines in the future or otherwise reduce the per-unit cost of manufacturing the OmniPod. Failure to do so would limit our production capacity and not allow us to achieve per-unit cost improvements, which could severely constrain our ability to achieve profitability. On January 3, 2007, we entered into a non-exclusive contract manufacturing agreement with a subsidiary of Flextronics International Ltd. (“Flextronics”) for the supply of a sub-assembly of some of the OmniPod’s components. In the second quarter of 2007, we received the initial shipments of OmniPod sub-assemblies from Flextronics under the agreement.

Additionally, as a medical device company, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors, and we believe that substantially all of the units sold have been reimbursed by third-party payors, subject to applicable deductible and co-payment amounts. As we expand our sales and marketing focus and increase our manufacturing capacity, we will need to maintain and expand available reimbursement for the OmniPod System.

We continue to expand the geographical scope of our sales organization to include a larger portion of the U.S. market. The addition of territories progressed according to plan in the first half of 2007.

Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2007, we incurred a net loss of $12.7 million and $24.2 million, respectively. As of June 30, 2007, we had an accumulated deficit of $126.3 million. We have financed our operations through the private placement of equity securities, secured indebtedness and an initial public offering of our common stock. As of June 30, 2007, we had $30.0 million of secured debt outstanding. Since inception, we have received net proceeds of $232.9 million from the issuance of redeemable convertible preferred stock and common stock.

In May 2007, in our initial public offering, we issued and sold 7,700,000 shares of common stock at a price to the public of $15.00 per share. In June 2007, we issued and sold an additional 665,000 shares of common stock at a price to the public of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with the initial public offering, including the partial exercise of the over-allotment option, we received total gross proceeds of $125.5 million, or approximately $113.4 million in net proceeds after deducting underwriting discounts and offering expenses.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2007 will be focused primarily on expanding our manufacturing capacity, reducing our per-unit production costs and expanding our sales and marketing efforts for the OmniPod System. The expansion of our manufacturing capacity will allow us to increase production volumes which will help us to achieve lower material costs due to volume purchase discounts and improve the absorption of manufacturing overhead costs. Achieving these objectives is expected to require additional investments in manufacturing and additional hiring of sales and administrative personnel with the goal of increasing our market penetration. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, although we believe that the accomplishment of these combined efforts will have a positive impact on our financial condition in the future.

Financial Operations Overview

Revenues.  Revenues are recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104 (“SAB 104”) and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists (“SFAS 48”). We derive all of our revenues from the sale of the OmniPod System directly to patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenues are derived from the sale to new customers of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and our Interactive Training CD, and from the follow-on sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. Our first commercial shipment was in October 2005, and we recognized no revenue before this time. During the years ended December 31, 2005 and 2006, all of our revenues were derived from sales within the United States. During that period, we deferred recognition of revenue from the OmniPods and Starter Kit shipped as part of a customer’s initial shipment for thirty days during which time the items could be returned and completely refunded (we changed prospectively to a forty-five day right of return effective for shipments subsequent to December 1, 2006). We recorded deferred revenue of $763,000 as of June 30, 2007.

For the remainder of 2007, we expect our revenues to increase, but we expect that this increase will continue to be limited by our OmniPod manufacturing capacity. We expect our OmniPod manufacturing capacity to grow as we continue the process of automating our OmniPod manufacturing process and receive increased supplies from Flextronics, but we do not expect the most significant increase in manufacturing capacity to occur until substantially all of the OmniPod manufacturing process is automated. Currently, our manufacturing capacity is approximately 30,000 OmniPods per month, and we expect our manufacturing capacity to increase five to seven fold over this level upon the completion of the planned automation of our current manufacturing line during 2008. However, we are still in the process of designing and testing the custom equipment that we will need in order to automate our OmniPod manufacturing process, and we cannot be assured that our efforts will be successful or that the expected increases will be realized. Additionally, increased revenues will be dependent upon the success of our sales efforts and subject to many risk and uncertainties.

Cost of revenues.  Cost of revenues consists primarily of raw material, labor, warranty and overhead costs related to the OmniPod System. Cost of revenues also includes depreciation, distribution, and freight and packaging costs. Currently, the sale price of the OmniPod System is not sufficient to cover the direct manufacturing costs. Accordingly, inventory has been adjusted down to reflect the values at the lower of cost or market. For the remainder of 2007, we expect the cost of revenues to decrease as a percentage of revenues due to expected reductions in per-unit raw materials costs associated with volume purchase discounts and increases in our OmniPod manufacturing capacity as our OmniPod manufacturing process becomes more automated. The increase in our OmniPod manufacturing capacity is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not increase or we are not successful in our efforts to automate the OmniPod manufacturing process, then the average cost of revenues per OmniPod may not decrease and we may continue to realize negative gross margins.

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

General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs and facilities-related costs. We expect general and administrative expenses to increase as we increase personnel.

Stock based compensation expense.  Prior to January 1, 2006, we accounted for our stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the prospective method and therefore we have not restated our financial results for prior periods.

Results of Operations

The following table presents certain statement of operations information for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)
	(Unaudited)

Revenue	$3,212	$880	265%	$5,220	$1,102	374%
Cost of revenue	6,899	4,586	50%	11,471	7,339	56%

Gross loss	(3,687)	(3,706)	1%	(6,251)	(6,237)	0%
Operating expenses:
Research and development	2,520	2,053	23%	4,990	3,808	31%
General and administrative	2,798	1,773	58%	5,457	3,324	64%
Sales and marketing	3,404	1,475	131%	6,508	2,545	156%

Total operating expenses	8,722	5,301	65%	16,955	9,677	75%

Operating loss	(12,409)	(9,007)	38%	(23,206)	(15,914)	46%
Other income (expense), net	(263)	294	189%	(1,026)	261	493%

Net loss	$(12,672)	$(8,713)	45%	$(24,232)	$(15,653)	55%

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Revenues

Our total revenues were $3.2 million for the three months ended June 30, 2007 and $5.2 million for the six months ended June 30, 2007 as compared to $0.9 million and $1.1 million for the same periods in 2006. The increase in revenues is due to the increase in customers from approximately 525 at June 30, 2006 to approximately 2,450 at June 30, 2007. As we continue our sales and marketing efforts, we expect our revenues to increase.

Cost of Revenues

Cost of revenues was $6.9 million for the three months ended June 30, 2007 and $11.5 million for the six months ended June 30, 2007 as compared to $4.6 million and $7.3 million for the same periods in 2006. The increase is due to the increased sales volume. Cost of revenues includes adjustment of inventory to lower cost or market and indirect costs. Since the OmniPods are sold at a price below direct manufacturing costs, inventory adjustments reduced cost of revenues by $187,000 for the quarter ending June 30, 2007 to reflect valuation of inventory at the lower of cost or market. The per-unit cost to manufacture the OmniPod has decreased at June 30, 2007 from the same period in 2006. This decrease is a result of a reduced cost of raw materials and increased volumes which improved the absorption of manufacturing overhead costs.

Research and Development

Research and development expense increased $467,000, or 23%, to $2.5 million for the three months ended June 30, 2007 and $1.2 million, or 31%, to $5.0 million for the six months ended June 30, 2007. For the three months ended June 30, 2007 the increase in expense was primarily attributable to an increase of $315,000 in employee related expenses associated with the hiring additional employees, $137,000 in tools and supplies, $135,000 in travel expenses partially offset by a reduction in prototype expenses. For the six months ended June 30, 2007, the increase in expense was primarily attributable to an increase of $679,000 in employee related expenses, $219,000 in consulting services, $136,000 in travel expenses, and $148,000 in tools and other expenses.

General and Administrative

General and administrative expenses increased $1.0 million, or 58%, to $2.8 million for the three months ended June 30, 2007 and increased $2.1 million, or 64%, to $5.5 million for the six months ended June 30, 2007. For the three months ended June 30, 2007 the increase in expenses was primarily due to an increase of $312,000 in employee compensation and benefit costs associated with the hiring of additional employees, $274,000 in consulting and legal expenses, $204,000 in bad debt expense, $89,000 in increased insurance expense, $79,000 in increased depreciation expense and $67,000 in other expenses. For the six months ended June 30, 2007, the increase in expense was primarily due to an increase of $866,000 in employee compensation and benefit costs associated with the hiring of additional employees, $594,000 in consulting and legal expenses, $324,000 in bad debt expense, $177,000 in increased depreciation expense, $132,000 in increased insurance expense, and $40,000 in other expenses.

Sales and Marketing

Sales and marketing expenses increased $1.9 million, or 131%, to $3.4 million for the three months ended June 30, 2007, and increased $4.0 million or 156% to $6.5 million for the six months ended June 30, 2007. The increase in expenses for the three months ended June 30, 2007 was primarily due to an increase of $722,000 in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing department, $648,000 in travel, printing and tradeshow expenses used to support our selling efforts, $299,000 in patient demonstration kit units and $199,000 in marketing consultants which include our external trainers. For the six months ended June 30, 2007 the increase in expenses was primarily due to an increase of $1.3 million in patient demonstration kit units, $1.2 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing department, $852,000 in travel, printing and tradeshow expenses used to support our selling efforts, $416,000 in marketing consultants which include our external trainers and $126,000 in other marketing expenses.

Other Income (Expense)

Interest income was $713,000 and $1.0 million during the three and six months ended June 30, 2007, respectively. This represents an increase of $150,000 and $219,000 compared to the same periods in 2006, caused primarily by higher cash balances. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $986,000 and $2.0 million during the three and six months ended June 30, 2007, respectively. This represents an increase of $718,000 and $1.4 million compared to the same periods in 2006. The increase in interest expense was attributable to the interest expense for the $30.0 million term loan obtained in December 2006. In addition, we recorded $10,000 of other income for the three months ended June 30, 2007 to reflect a decrease in the estimated fair value of the warrants issued in connection with our debt notes.

Liquidity and Capital Resources

We commenced operations in 2000 and have so far financed our operations through private placement of common and preferred stock, secured indebtedness and an initial public offering of our common stock. As of June 30, 2007, we had $30.0 million of secured debt outstanding. Since inception, we have received net proceeds of $232.9 million from the issuance of redeemable convertible preferred stock and common stock. As of June 30, 2007, we had $119.8 million in cash and cash equivalents. We believe that our current cash and cash equivalents, including the net proceeds from our public offering, together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt requirements for at least the next twelve months.

In May 2007, in our initial public offering, we issued and sold 7,700,000 shares of common stock at a price to the public of $15.00 per share. In June 2007, we issued and sold an additional 665,000 shares of common stock at a price to the public of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with our initial public offering, including the partial exercise of the over-allotment option, we received total gross proceeds of $125.5 million, or approximately $113.4 million in net proceeds after deducting underwriting discounts and offering expenses.

We intend to use the proceeds from our offering to expend funds in connection with our efforts to expand our manufacturing capacity, expand our sales and marketing activities and fund our research and development, among other general corporate purposes.

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash used in operating activities	$(21,399)	$(12,225)
Net loss	$(24,232)	$(15,653)

For each of the periods above, the increase in net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense as well as changes to working capital. Significant uses of cash from operations include increases in accounts receivable and increased inventory requirements for production, offset by increases in accounts payable, accrued expenses and deferred revenue.

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash used in investing activities	$(5,510)	$(6,870)
Cash provided by financing activities	$113,496	$49,615

Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Cash provided by financing activities in 2006 was primarily generated from the issuance of preferred stock.

In February 2006, we sold 13,738,661 shares of Series E preferred stock for net proceeds of $49.8 million. In February 2004, we sold 14,669,421 shares of Series D preferred stock for net proceeds of $35.4 million. All of these preferred shares converted into shares of common stock on a 1-for-2.6267 basis upon the closing of our initial public offering.

On June 2, 2005, we entered into a term loan and security agreement with Lighthouse Capital Partners V, L.P. pursuant to which we borrowed $10.0 million. This term loan was secured by all of our assets other than our intellectual property. Our borrowings under the term loan bore interest at a rate of 8% per annum. Interest was payable on a monthly basis during the term of the loan and beginning on June 1, 2006, we were required to repay the principal in 42 equal monthly installments until the loan matured in December 2009. Upon the prepayment or final maturity of the term loan, we were required to pay the lender an additional amount equal to $1.0 million of the original loan amount. In connection with the term loan, we issued a warrant to the lender to purchase up to 330,579 shares of Series D preferred stock at a purchase price of $2.42 per share. The warrant automatically converts into a warrant to purchase common stock on a 1-for-2.6267 basis at a purchase price of $6.36 per share upon the closing of our initial public offering. The cost of the warrant was being amortized to interest expense over the 54 month life of this term loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: seven year expected life risk-free, interest rate of 3.89% and no dividend yield.

On December 27, 2006, we entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which we borrowed $30.0 million in a term loan. We used $9.5 million of the proceeds from this term loan to repay all remaining amounts owed under the loan with Lighthouse Capital Partners V, L.P. that we had entered into in June 2005. This term loan is secured by all of our assets other than our intellectual property. Our borrowings under the term loan bear interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest is payable on a monthly basis during the term of the loan and, beginning on October 1, 2007, we will be required to repay the principal in 33 equal monthly installments of $909,091. In addition, we are subject to loan origination fees amounting to $900,000 for the costs incurred by the lenders in making the funds available. We have capitalized these costs as deferred financing costs. The deferred financing cost will be amortized to interest expense over the entire 42-month life of this term loan. This term loan is subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. Consequently, due to our low cash resources, relative to our operating losses, prior to our initial public offering, all of such debt was classified as a current liability at December 31, 2006 in accordance with the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clauses in Long-Term Debt Agreements. In connection with the term loan, we issued seven-year warrants expiring in December 2013 to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share upon the closing of our initial public offering. At June 30, 2007, the term loan was classified as a non-current liability based on its stated repayment schedule, reflecting the significant increase our cash reserves following the initial public offering of our company’s common stock in May 2007.

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

We lease our facilities, which are accounted for as operating leases. The lease generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. We entered into a new lease in 2004 which contains renewal options, escalating payments and leasehold allowances over the life of the lease. As of June 30, 2007, we had an outstanding letter of credit which totaled $200,000 to cover our security deposits for lease obligations. This letter of credit will expire October 30, 2009.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on our registration statement on Form S-1 for the fiscal year ended December 31, 2006. The significant changes and/or expanded discussion of such critical accounting policies are contained herein.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventory and fixed assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable consist of amounts due from third-party payors and patients. We account for bad debts using the allowance method. The bad debt allowances are recorded in the period when the revenue is recorded. We base our allowance on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. Actual results may differ materially from our estimates. Fixed property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. We review long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We consider various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets

Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” , which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. Upon adoption and as of June 30, 2007, we have no unrecognized tax benefits recorded.

Warrants

In connection with the term loans with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, we issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Until the completion of our initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FASB Staff Position No. 150-5 Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (“FSP 150-5”).

Significant terms and fair values of warrants to purchase redeemable convertible preferred stock are as follows (in thousands except share and per share data):

			Shares as of		Fair Value as of
	Expiration	Exercise Price	June 30,	December 31,	December 31,
Stock	Date	per Share	2007	2006	2006

Series D preferred	June 2, 2012	$6.36	125,853	125,853	$1,096
Series E preferred	Dec. 27, 2013	9.56	78,440	94,128	835

Total			204,293	219,981	$1,931

In the three months ended June 30, 2007, a member of the group of lenders led by Merrill Lynch Capital exercised their right to convert 15,688 warrants into common stock, resulting in the issuance of 5,688 common shares.

We recorded $835,000 fair value of the warrants for Series E preferred stock as a discount to the term loan. The costs of the warrants are being amortized to interest expense over the 42-month life of this term loan

Upon the closing of our initial public offering on May 18, 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock and, as a result, are no longer be subject to FSP 150-5 for periods ended or ending on or after that date. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2,005,000, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments.

We recorded interest income of approximately $10,000 in the three months ended June 30, 2007, as the aggregate fair value of warrants decreased from the value recorded at March 31, 2007. The decrease in fair value is primarily caused by a lower expected life for the warrants, considering the existence of a market for our common stock.

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

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating if we will elect the fair value option for any of our eligible financial instruments and other items.

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

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Management conducted an evaluation, as of June 30, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Quarterly Report on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

From April 1, 2007 through May 14, 2007, we granted stock options to purchase 174,535 shares of our common stock at a weighted average exercise price of $14.02 per share. In the three months ended June 30, 2007, we also issued 8,888 shares of our common stock upon the exercise of options for aggregate proceeds of $12,913.

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

On May 14, 2007, our registration statements on Form S-1 (Registration Nos. 333-140694 and 333-142952), as amended, were declared effective for our initial public offering, pursuant to which we offered and sold 8,365,000 shares of common stock and received net proceeds of approximately $113.4 million, after deducting underwriting discounts and offering commissions of approximately $8.8 million and other offering costs of approximately $3.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. As of June 30, 2007, all of such proceeds from the offering remain and are invested in short-term, interest-bearing investment grade securities.

Upon the closing of our initial public offering on May 18, 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of common stock. In the three months ended June 30, 2007, a member of the group of lenders led by Merrill Lynch Capital net exercised their right to convert 15,688 warrants into common stock, resulting in the issuance of 5,688 common shares. The securities issued in the foregoing transaction were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, and Section 3(a)(9) of the Securities Act relating to exchanges of securities. No underwriters or placement agents were involved in the foregoing issuance.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On April 27, 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of the Seventh Amended and Restated Certificate of Incorporation to provide for certain changes consistent with becoming a public company and to effect a 1-for-2.6267 reverse split of our common stock to be effective prior to the closing of the initial public offering; (ii) the adoption of our Eighth Amended and Restated Certificate of Incorporation to eliminate the terms of our preferred stock outstanding to be effective upon the closing of the initial public offering; (iii) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; (iv) the adoption of our 2007 Stock Option and Incentive Plan; and (v) the adoption of our 2007 Employee Stock Purchase Plan. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law. A total of 17,523,932 shares of our stock out of 17,933,237 shares issued and outstanding (on an as-if-converted basis and giving effect to the 1-for-2.6267 reverse split of our common stock) consented to these matters.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number		Description of Document

3.1		Eighth Amended and Restated Certificate of Incorporation of Insulet Corporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-144636) and incorporated herein by reference).
3.2		Amended and Restated By-laws of Insulet Corporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-144636) and incorporated herein by reference).
10.1		Insulet Corporation 2007 Stock Option and Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.2		Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.3		Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.4		Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.5		Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.6		Insulet Corporation 2007 Employee Stock Purchase Plan (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
31	.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Carsten Boess, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Duane DeSisto, President and Chief Executive Officer, and Carsten Boess, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007

/s/  Carsten Boess
Carsten Boess
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 14, 2007

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Eighth Amended and Restated Certificate of Incorporation of Insulet Corporation (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (No. 333-144636) and incorporated herein by reference).
3.2		Amended and Restated By-laws of Insulet Corporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-144636) and incorporated herein by reference).
10.1		Insulet Corporation 2007 Stock Option and Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.2		Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.3		Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.4		Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.5		Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan (filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
10.6		Insulet Corporation 2007 Employee Stock Purchase Plan (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 333-140694) and incorporated herein by reference).
31	.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Carsten Boess, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of Duane DeSisto, President and Chief Executive Officer, and Carsten Boess, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.