Form 10-K
period 2007-12-31
INSULET CORP
filed 2008-03-20
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 000-33589

INSULET CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3523891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9 Oak Park Drive	01730
Bedford, Massachusetts	(Zip code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(781) 457-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock, without par value, held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2007 was approximately $166 million. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 18, 2008:

Title of Class	Shares Outstanding

Common Stock, $0.001 par value	27,531,977

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

INSULET CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” in Part 1, Item 1A. of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

Overview

We are a medical device company that develops, manufactures and markets an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System, which consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager, is the only commercially-available insulin infusion system of its kind. Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provide for virtually pain-free automated cannula insertion, communicate wirelessly and integrate a blood glucose meter. We believe that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.

The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005 and we began commercial sale of the OmniPod System in the United States in October 2005. We have progressively expanded our marketing efforts from an initial focus in the Eastern United States, as well as some key diabetes practitioners, academic centers and clinics elsewhere in the United States, then to the Midwest and most recently to parts of the Western United States.

Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 9 Oak Park Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 457-5000. Our website address is http://www.insulet.com.

Market Opportunity

Diabetes is a chronic, life-threatening disease for which there is no known cure. Diabetes is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high levels, a condition known as hyperglycemia, and very low levels, a condition called hypoglycemia. Hyperglycemia can lead to serious short-term complications, such as confusion, vomiting, dehydration and loss of consciousness; long-term complications, such as blindness, kidney disease, nervous system disease, amputations, stroke and cardiovascular disease; or death. Hypoglycemia can lead to confusion, loss of consciousness or death.

Diabetes is typically classified as either Type 1 or Type 2.

•	Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin therapy, typically administered via injections or conventional insulin pumps, to survive.

•	Type 2 diabetes, the more common form of diabetes, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, Type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population due primarily to increasing childhood obesity. Initially, many people with Type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and/or oral medications. As their diabetes advances, some patients progress to multiple drug therapy, which often includes insulin therapy. Recent guidelines, including those published by the American Diabetes Association in 2006, suggest more aggressive treatment for people with Type 2 diabetes, including the early adoption of insulin therapy and more frequent testing. It is now becoming more accepted for insulin therapy to be started earlier in people with Type 2 diabetes, and, in some cases, as part of the initial treatment.

Throughout this Annual Report on Form 10-K, we refer to both Type 1 diabetes and insulin-requiring Type 2 diabetes as insulin-dependent diabetes.

Managing Diabetes

Diabetes Management Challenges

Diabetes is often frustrating and difficult for patients to manage. Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. For people with insulin-dependent diabetes, many corrections, consisting of the administration of additional insulin or ingestion of additional carbohydrates, are needed throughout the day in order to maintain blood glucose levels within normal ranges. Achieving this result can be very difficult without multiple daily injections of insulin or the use of continuous subcutaneous insulin infusion, or CSII, therapy. Patients attempting to control their blood glucose levels tightly to prevent the long-term complications associated with fluctuations in blood glucose levels are at greater risk for overcorrection and the resultant hypoglycemia, which can cause confusion, loss of consciousness or death. As a result, many patients have difficulty managing their diabetes optimally. Additionally, the time spent in managing diabetes, the swings in blood glucose levels and the fear of hypoglycemia can all render diabetes management overwhelming to patients and their families.

Current Insulin Therapy

People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, to provide for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level.

There are three primary types of insulin therapy practiced today: conventional therapy; multiple daily injection, or MDI, therapy using syringes or insulin pens; and CSII therapy using conventional insulin pumps. Both MDI and CSII therapies are considered intensive insulin management therapies.

Many healthcare professionals believe that intensive insulin management therapies are superior to conventional therapies in delaying the onset and reducing the severity of diabetes-related complications. As a result, we believe that the use of intensive insulin management therapies has significantly expanded over the past decade, and that many Type 1 patients manage their diabetes using an intensive insulin management therapy. A significantly smaller percentage of people with insulin-requiring Type 2 diabetes manage their diabetes using an intensive insulin management therapy.

The OmniPod System

The OmniPod Insulin Management System was specifically designed to provide people with insulin-dependent diabetes with a diabetes management solution which provides significant lifestyle and other benefits and to expand the use of CSII therapy. We believe that the following are important contributors to the success of our OmniPod System:

•	Discreet, two-part design. Unlike conventional insulin pumps, the OmniPod System consists of just two discreet, easy-to-use devices that communicate wirelessly: the OmniPod, a small, lightweight, disposable insulin infusion device worn beneath clothing that integrates an infusion set, automated cannula insertion, insulin reservoir, drive mechanism and batteries; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and integrates a blood glucose meter. The OmniPod will operate for at least 72 hours (but no more than 80 hours) after it is first activated. We believe our innovative patented design enables people with insulin-dependent diabetes to experience all of the lifestyle benefits and clinical superiority of CSII therapy in a more discreet and convenient manner than possible with conventional insulin pumps.

•	No tubing. The OmniPod System’s innovative, proprietary design dramatically reduces the size of the insulin delivery mechanism, thereby eliminating the need for the external tubing required by conventional pumps. As a result of this design, the OmniPod can be worn discreetly beneath clothing and patients can move, dress, bathe, sleep and exercise without the encumbrance of the up to 42 inches of tubing required by conventional insulin pumps. In addition to untethering people with insulin-dependent diabetes, the OmniPod System’s lack of tubing eliminates interruptions in insulin delivery resulting from kinking, leaking or disconnecting, which leads to more consistent delivery of insulin.

•	Virtually pain-free automated cannula insertion. The OmniPod is the only CSII therapy device to feature a fully automated, hands-free cannula insertion system. This virtually pain-free insertion system features the world’s fastest insertion and the smallest-gauge introducer needle available for insulin infusion systems. Cannula insertion is activated wirelessly using the PDM, so the patient never sees or handles an introducer needle, which we believe promotes consistent insertion, reduces patient anxiety and increases the number of insertion sites available to patients. We believe that the OmniPod’s proprietary insertion system is a significant differentiating factor for people with insulin-dependent diabetes who are frustrated with the painful and cumbersome manual insertions required with existing conventional pumps or frequent injections required by MDI therapy.

•	Easy to train, learn and use. We have designed the OmniPod System to fit within the normal daily routines of patients. The OmniPod System requires the fewest steps to start insulin delivery of all CSII therapies on the market by automating much of the process. In addition, the OmniPod System consists of just two devices, as opposed to up to seven for conventional insulin pumps. We have also designed the PDM’s user interface to be much more intuitive and user-friendly than those used in conventional insulin pumps. As a result, the OmniPod System is easier for patients to use, which reduces the training burden on healthcare professionals. We believe that the OmniPod System’s overall ease of use will make it very attractive to those people with insulin-dependent diabetes who are frustrated or discouraged by the conventional insulin pumps. We also believe that the OmniPod System’s ease of use and substantially lower training burden will help redefine which diabetes patients are appropriate for CSII therapy, enabling healthcare professionals to prescribe CSII therapy to a broader pool of patients.

•	Low up-front cost and pay-as-you-go pricing structure. The OmniPod System’s unique patented design and proprietary manufacturing process have enabled us to provide CSII therapy at a relatively low up-front investment compared to conventional insulin pumps. While the ongoing cost of OmniPods is greater than the ongoing costs of supplies for conventional insulin pumps we believe that our pay-as-you-go pricing model significantly reduces the risk of investing in CSII therapy for third-party payors and makes CSII therapy much more accessible for people with insulin-dependent diabetes.

Sales and Marketing

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes and third-party payors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, patient demonstration programs, support materials and events at the national, regional and local levels.

Healthcare professional focused initiatives.  We believe that healthcare professionals play an important role in selecting patients for CSII therapy and educating them about CSII technology options. Our marketing to healthcare professionals focuses on positioning the OmniPod System as an innovative continuous insulin delivery system that makes CSII therapy easier to recommend. We plan to augment our healthcare professional focused marketing efforts with market studies to assess various aspects of the OmniPod System’s functionality and relative efficacy, which we believe will assist us in generating additional patient demand for the OmniPod System among the insulin-dependent diabetes population.

Patient focused initiatives.  We sell the OmniPod System directly to patients through referrals from healthcare professionals and through patient leads generated through our promotional activities. Our marketing to patients focuses on positioning the OmniPod System as an innovative continuous insulin delivery system that makes diabetes a smaller part of life and strongly promotes the lifestyle benefits afforded by the OmniPod System.

Marketing research.  In addition to our initiatives focused on healthcare professionals and patients, we also plan to continue evaluating the benefits of the OmniPod System in marketing research efforts to assess certain aspects of the efficacy of the OmniPod System.

Training and Customer Support

Given the chronic nature of diabetes, we believe that thorough training and ongoing customer support are important to developing a long-term relationship with the patient. We believe that it is crucial for patients to be trained as the experts in the management of their diabetes. At the same time, we believe that providing reliable and effective customer support reduces patients’ anxiety and contributes to overall product satisfaction. In order to provide a complete training and customer support solution, we utilize a combination of live training in the office of the healthcare professional, interactive media, as well as online and telephonic support that is available 24 hours a day, 7 days a week.

Training.  We believe that the amount of effort required for healthcare professional offices to train patients to use CSII therapy has been a key barrier limiting penetration of this therapy. With the fewest steps required to start insulin delivery, the OmniPod System was designed to be easy to use and to significantly reduce the burden associated with training patients to use CSII therapy.

Our training support for healthcare professional offices is tailored to the individual needs of recommending offices. In some cases, we certify office-based healthcare professionals to train patients on the OmniPod System through our Certified Pod Trainer Program. In addition, we may assist them with the first customer training as part of the process of transitioning the ongoing training responsibilities to these healthcare professionals. In other cases, a member of our Certified Pod Trainer consultant group will conduct the patient training for an office that does not have the capability or capacity to complete patient training. We have established a network of Certified Pod Trainers, or CPTs, who will conduct customer training at the healthcare site. We provide all CPTs with a training kit that includes a methodology and documentation for training patients on effective use of the OmniPod System. We believe the CPT Program is a valuable way for us to develop and maintain relationships with key providers in the marketplace.

Customer Support.  We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, fulfillment and ongoing support. We have integrated our customer support systems with our sales, reimbursement, billing, telephone and website in order to provide customers with seamless and reliable customer support.

Our customer support staff is proactively involved with both healthcare professionals and patients. When a patient initiates an order for the OmniPod System, our customer support staff assists the patient with completing order forms and collecting additional data as required by the patient’s insurance provider. Once the order forms are complete, we investigate the patient’s insurance coverage for the OmniPod System and contact the customer to notify them of benefits. We believe it is important from a customer satisfaction perspective, as well as a healthcare professional perspective, that we handle the insurance investigation process accurately, efficiently and promptly, and that we, therefore, are capable of scaling our capacity to meet increasing demand. We also offer healthcare professionals assistance in generating insurance appeals for customers who are denied coverage. We believe that our insurance investigation infrastructure will enable us to effectively support the growing demand for the OmniPod System.

Upon approval from the customer, the customer’s order is shipped to the customer’s home and our customer support staff notifies the provider of the shipment date and reviews training plans with the customer. A customer support representative contacts customers to arrange and schedule subsequent shipments of OmniPod supplies, which are typically shipped every three months. In addition, patients can be placed on automatic re-order for OmniPod supplies, simplifying the diabetes management process and preventing patients from experiencing inadvertent supply shortages.

Research and Development

Our current research and development efforts are focused primarily on increased functionality, design for ease-of-use and reduction of production costs of the OmniPod System. We are also working toward the integration of our existing OmniPod System with continuous glucose monitoring technology.

Additional research and development projects include working toward the integration of our existing OmniPod System with continuous glucose monitoring technology. We have agreements with both Abbott Diabetes Care Inc. and DexCom Inc. to develop systems that will enable the OmniPod System PDM to receive and display continuous glucose data from Abbott’s continuous glucose monitor, the FreeStyle Navigator, and DexCom’s continuous glucose monitor, the Seven System. To date, the FDA has approved, as an adjunct to traditional self-testing, a limited number of continuous glucose monitoring systems, including those manufactured by Medtronic, Inc. and DexCom Inc. All of these products have limited capabilities, and none of them is labeled as a substitute for current blood glucose testing where patients need to draw blood for testing. This means that no continuous glucose monitor, whether currently on the market or pending FDA approval, can be used to determine insulin infusion amounts. It is unknown when, if ever, any continuous glucose monitoring systems will be approved as a replacement for current blood glucose monitors

We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We plan to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. However, there can be no assurance that we will be able to adapt the OmniPod System technology for such uses or successfully compete in new therapeutic areas.

Manufacturing and Quality Assurance

We believe a key contributing factor to the overall attractiveness of the OmniPod System is the disposable OmniPod insulin infusion device. To manufacture sufficient volumes of the OmniPod, each of which is worn for up to three days and then replaced, and to achieve a low per unit production cost, we have designed the OmniPod to be manufactured through a highly automated process.

Currently, the sale price of the OmniPod System is not sufficient to cover our direct manufacturing costs. By increasing production volumes of the OmniPod, we will be able to reduce our raw material costs and improve absorption of manufacturing overhead costs. This is important to allow us to achieve profitability.

We are currently producing the OmniPod on a partially automated manufacturing line at our facility in Bedford, Massachusetts. During 2008, we intend to complete the planned automation of this manufacturing line. In addition to the existing manufacturing line in Bedford, we expect to complete construction of a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. The additional manufacturing line in China is expected to be completed during 2008. Pending construction and installation of the remaining automated manufacturing equipment that we plan to use, we are manually performing these steps in the manufacturing process, and this limits our ability to increase our manufacturing capacity and decrease our per unit cost of goods sold, thereby causing us to incur negative gross margins.

We currently purchase a sub-assembly of some of the OmniPod’s components from Flextronics. Toward the end of 2008, we intend to purchase complete OmniPods from Flextronics. On January 3, 2007, we entered into an agreement with a subsidiary of Flextronics International Ltd. for the manufacture and supply of a sub-assembly of the chassis for the OmniPods. On October 4, 2007, we expanded the scope of this agreement to cover the manufacture and supply of complete OmniPods. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. Pursuant to this agreement, we expect to begin purchasing OmniPods from Flextronics following the completion of the construction of the partially automated manufacturing line for the OmniPod at one of Flextronics’ facilities in China. By purchasing OmniPods manufactured by Flextronics in China while continuing to manufacture OmniPods on our manufacturing line in Bedford, we will be able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.

Our OmniPod manufacturing capacity at the end of 2007 was approximately 60,000 OmniPods per month. By completing the planned automation of our existing manufacturing line in Bedford, Massachusetts and by purchasing complete OmniPods from Flextronics, we expect to increase the production capacity of OmniPods to in excess of 200,000 OmniPods per month toward the end of 2008.

Currently, the OmniPod and PDM are assembled and tested in our manufacturing facility in Bedford, Massachusetts. However, we rely on outside vendors for most of the components, some sub-assemblies, and various services used in the manufacture of the OmniPod System. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and on Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, Flextronics currently supplies a sub-assembly of certain components for the OmniPod, and during 2008 we intend to purchase complete OmniPods from Flextronics. Each of these suppliers is a sole-source supplier. To date, we have not experienced significant disruption of these components and services and we have created safety stocks of our components to address changes in market demand. However, for certain of these components, arrangements for additional or replacement suppliers will take time and result in delays, in part because of the FDA approval process and because of the custom nature of various parts we design. Any interruption or delay in the supply of components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Generally, all outside vendors produce the components to our specifications and in many instances to our designs and they are audited annually by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for our devices. Our Quality Assurance Department also inspects and tests our devices at various steps in the manufacturing cycle to facilitate compliance with our devices’ stringent specifications. We have received approval from TÜV America Inc., a Notified Body to the International Standards Organization, or ISO, of our quality system standards. These approvals are ISO 13485 standards that include design control requirements. Certain processes utilized in the manufacture and test of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our suppliers and sterilizer are subject to periodic inspection by the FDA and certain corresponding state agencies.

Intellectual Property

We believe that to maintain a competitive advantage, we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, consultants and advisors to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisors who we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during the work day, developed using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the OmniPod System or to obtain and use information that we regard as proprietary.

Patents.  As of December 31, 2007, we had obtained 18 issued United States patents, and had 28 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. Our issued U.S. patents expire between 2020 and 2022, assuming we pay all required maintenance fees. We are also seeking patent protection for our proprietary technology in Europe, China, Japan, India and other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the OmniPod System;

•	the OmniPod shape memory alloy drive system;

•	the OmniPod System cannula insertion system; and

•	various novel aspects of the OmniPod System and potential next generation OmniPod Systems.

On January 23, 2002, we entered into a development and license agreement with TheraSense, Inc., regarding the incorporation of the FreeStyle blood glucose meter in the PDM. TheraSense was subsequently acquired by Abbott Laboratories and is currently a wholly-owned subsidiary of Abbott Laboratories known as Abbott Diabetes Care, Inc. (“Abbott”). Under this agreement, we were granted a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the Abbott FreeStyle blood glucose meter for the purpose of making, using and selling the OmniPod System incorporating an Abbott FreeStyle blood glucose meter. On March 3, 2008, we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. The agreement may be terminated by Abbott Diabetes Care, Inc. if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement.

In a letter dated March 13, 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter. While we believe that the OmniPod System does not infringe these patents, we would consider resolving the matter on reasonable terms. If we are unable to reach agreement with Medtronic, Inc. on this matter, they may sue us for infringement. We believe we would have meritorious defenses to any such suit.

Trademarks.  We have registered the trademarks OMNIPOD and the OMNIPOD design with the United States Patent and Trademark Office on the Principal Register. We have applied with the United States Patent and Trademark Office to register the trademarks INSULET and POD. The INSULET mark is subject to an ongoing opposition proceeding. The POD mark, which has been allowed and for which the opposition period has expired, will be registered upon filing a declaration of use.

Competition

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

All of these competitors are large, well-capitalized companies with significantly more market share and resources than we have. They are able to spend aggressively on product development, marketing, sales and other product initiatives. Many of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory approval for products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medingo, Nilimedix, Sensile Medical, M2 Medical, Phluid Systems, Seattle Medical, Starbridge Medical Systems, Novo Nordisk A/S and Abbott Laboratories.

The OmniPod System and conventional insulin pumps, both of which provide CSII therapy, also face competition from conventional and MDI therapy, both of which are substantially less expensive than CSII therapy, as well as from newer methods for the treatment of diabetes, such as inhaled insulin. Existing diabetes-focused pharmaceutical companies, including those marketing or developing inhaled insulin products, include Abbott Laboratories, Eli Lilly and Company, MannKind Corporation, Nektar Therapeutics and Takeda Pharmaceuticals Company Limited.

Government Regulation

The OmniPod System is a medical device subject to extensive and ongoing regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory bodies. FDA regulations govern product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.

FDA’s Pre-Market Clearance and Approval Requirements.  Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval, or PMA, from the FDA. We have obtained 510(k) clearance for the OmniPod System. We expect that the product which we are developing which integrates continuous glucose monitoring capability with our existing OmniPod System would require a PMA. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt.

In order to obtain pre-market approval and, in some cases, a 510(k) clearance, a product sponsor must conduct well controlled clinical trials designed to test the safety and effectiveness of the product. Conducting clinical trials generally entails a long, costly and uncertain process that is subject to delays and failure at any stage. The data obtained from clinical trials may be inadequate to support approval or clearance of a submission. In addition, the occurrence of unexpected findings in connection with clinical trials may prevent or delay obtaining approval or clearance. If we conduct clinical trials, they may be delayed or halted, or be inadequate to support approval or clearance.

•	510(k) Clearance. To obtain 510(k) clearance for any of our potential future devices (or for certain modifications to devices that have received 510(k) clearance), we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance.

•	PMA. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or device in commercial distribution before May 28, 1976 for which PMAs have not been required, generally require a PMA before they can be commercially distributed. A PMA application must be supported by extensive data, including technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. After any pre-market approval, a new pre-market approval application or application supplement may be required in the event of modifications to the device, its labeling, intended use or indication or its manufacturing process. In addition, any PMA approval may be conditioned upon the manufacturer conducting post-market surveillance and testing.

Ongoing Regulation by FDA.  Even after a device receives clearance or approval and is placed on the market, numerous regulatory requirements apply. These include:

•	establishment registration and device listing;

•	quality system regulation, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•	labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•	corrections and removals reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions: fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or PMA approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted PMA approvals.

We are subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. Since approval of the OmniPod System, we have been subject to two FDA inspections of our facility. Both inspections resulted in identification of minor items for correction, some of which were immediately resolved, and we expect that our corrective actions for the remaining items will be satisfactorily reviewed by the FDA during its next inspection.

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries.

Licensure.  Several states require that durable medical equipment, or DME, providers be licensed in order to sell products to patients in that state. Certain of these states require that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in compliance with all such state laws. If our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.

Federal Anti-Kickback and Self-Referral Laws.  The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce the:

•	referral of a person;

•	furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs; or

•	purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs.

We provide the initial training to patients necessary for appropriate use of the OmniPod System either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Certified Pod Trainer training course. Outside diabetes educators are reimbursed for their services at fair market value. Although we believe that these arrangements do not violate the law, regulatory authorities may determine otherwise, especially as enforcement of this law historically has been a high priority for the federal government. In addition, because we may provide some coding and billing information to purchasers of the OmniPod System, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, the federal anti-kickback legislation may apply to us. Noncompliance with the federal anti-kickback legislation can result in exclusion from Medicare, Medicaid or other governmental programs, restrictions on our ability to operate in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.

Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although we believe that we have structured our provider arrangements to comply with current Stark Law requirements, these arrangements may not expressly meet the requirements for applicable exceptions from the law.

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act.  The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. At present, we do not receive reimbursement from, or submit claims to, the federal government, although we intend in the future to pursue reimbursement coverage under one or more federal programs, such as Medicare. In any event, we believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims.

Civil Monetary Penalties Law.  The Federal Civil Monetary Penalties Law prohibits the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the Federal healthcare programs. We believe that our arrangements comply with the requirements of the Federal Civil Monetary Penalties Law.

State Fraud and Abuse Provisions.  Many states have also adopted some form of anti-kickback and anti-referral laws and false claims act. We believe that we are conforming to such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Administrative Simplification of the Health Insurance Portability and Accountability Act of 1996.  The Health Insurance Portability and Accountability Act of 1996, or HIPAA, mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation. We believe we are in substantial compliance with the applicable HIPAA regulations.

Third-Party Reimbursement

Our products are generally reimbursed by third-party payors and we bill those payors for products provided to patients. Our fulfillment and reimbursement systems are fully integrated such that product is shipped only after confirmation of a physician’s valid statement of medical necessity and current health insurance information. We maintain an insurance benefits investigation department which works to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement.

To date, we have primarily focused on negotiating contracts with third-party payors with a presence in the areas where we have concentrated our initial sales and marketing efforts, which has been on the East Coast, Midwestern and recently parts of the Western regions of the United States. We are continuing to work with additional third-party payors within these areas and, as we expand our sales and marketing focus, in the remainder of the United States to establish coverage contracts. Our coverage contracts with third-party payors typically have a term of between one and three years and set coverage amounts during that term.

We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. Currently, we believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate and we are therefore in the process of seeking appropriate coding verification. As a result, we have decided to focus our initial efforts in establishing reimbursement for the OmniPod System on negotiating contracts with private insurers.

Third-party payors may decline to reimburse for procedures, supplies or services determined not to be “medically necessary” or “reasonable.” In a limited number of cases, some third-party payors have declined to reimburse for a particular patient because such patient failed to meet its criteria, most often because the patient already received reimbursement for an insulin pump from that payor within the warranty period, which is generally four years, or because the patient did not meet their medical criteria for an insulin infusion device. Common medical criteria for third-party payors approving reimbursement for CSII therapy include a patient having elevated A1c levels, a history of recurring hypoglycemia, fluctuations in blood glucose levels prior to meals or upon waking or severe glycemic variability. We try to deter and reverse decisions denying reimbursement through education. Although our efforts are usually successful, such reimbursement may become less likely in the future as pressure increases for lower healthcare costs, particularly near-term costs.

There is widespread concern that healthcare market initiatives in the United States may lead third-party payors to decline or further limit reimbursement. The extent to which third-party payors may determine that use of the OmniPod System will save costs or will at least be cost effective is highly uncertain, and it is possible, especially for diabetes, that they will merely focus on the lower initial costs associated with injection therapy or will otherwise limit reimbursement for insulin infusion systems or other products we develop. Because of uncertainties regarding the possible healthcare reform measures that could be proposed in the future and initiatives to reduce costs by private payors, we cannot predict whether reimbursement for our current or future products will be affected or, if affected, the extent of any effect. The unavailability of third-party coverage or the inadequacy of reimbursement for our current or future products would adversely affect our business, financial condition and results of operations.

Employees

As of December 31, 2007, we had 247 full-time employees. None of our employees is represented by a collective bargaining agreement and we have never experienced any work stoppage. We believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Relating to Our Business

We have incurred significant operating losses since inception, are currently selling the OmniPod System at a loss and cannot assure you that we will achieve profitability.

Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005 and we are currently not able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve profitability. For the fiscal year ended December 31, 2007, our gross loss from the manufacture and sale of the OmniPod System was $12.4 million. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, including a net loss of $53.5 million for the fiscal year ended December 31, 2007. As of December 31, 2007, we had an accumulated deficit of $155.6 million. As we have grown our business, our net loss has increased each quarter and we expect our rate of loss to continue to increase on a quarterly basis into 2008 as we expand our commercial infrastructure.

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

Our sole product is the OmniPod System, which we introduced to the market in October 2005. We expect to derive substantially all of our revenue from the sale of this product. Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the devices that comprise the OmniPod System. Our sales of the OmniPod System may be negatively impacted by many factors, including:

•	the failure of the OmniPod System to achieve acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors and people with insulin-dependent diabetes;

•	manufacturing problems;

•	changes in reimbursement rates or policies relating to the OmniPod System by third-party payors;

•	claims that any portion of the OmniPod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the OmniPod System;

•	damage, destruction or loss of any of our automated assembly units;

•	conversion of patient referrals to actual sales of the OmniPod System;

•	collection of receivables from our customers;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the OmniPod System or our competitors’ products.

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

We expect that sales of the OmniPod System will be limited unless a substantial portion of the sales price of the OmniPod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers. As of December 31, 2007, we had entered into contracts establishing reimbursement for the OmniPod System with national and regional third-party payors covering an estimated 146 million lives. These contracts provide reimbursement in each of the 38 states in which we currently market the OmniPod System. While we anticipate entering into additional contracts with other third-party payors doing business in these states, we cannot assure you that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Also, healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for the OmniPod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the OmniPod System. We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. Currently, we believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate and we are therefore in the process of seeking appropriate coding verification. As a result, we have decided to focus our initial efforts in establishing reimbursement for the OmniPod System by negotiating contracts with private insurers. Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

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

All of these competitors are large, well-capitalized companies with significantly more market share and resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Many of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	established distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage; and/or

•	greater financial and human resources for product development, sales and marketing and patent litigation.

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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development.

Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. For example, there is an inhaled insulin product that was recently introduced by Pfizer Inc., and other diabetes-focused pharmaceutical companies, including Abbott Laboratories, Eli Lilly and Company, MannKind Corporation, Nektar Therapeutics and Takeda Pharmaceuticals Company Limited, are developing similar products. All of these competitors are large, well-capitalized companies with significantly greater product development resources than us. If an existing or future competitor develops a product that competes with or is superior to the OmniPod System, our revenues may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products were to gain acceptance by healthcare professionals, people with insulin-dependent diabetes or third-party payors, a downward pressure on prices could result. If prices were to fall, we may not improve our gross margins or sales growth sufficiently to achieve profitability.

Technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete.

The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenues and future profitability. We have an agreement with Abbott Diabetes Care, Inc., a global healthcare company that develops continuous glucose monitoring technology, to develop a product that will integrate the receiver portion of Abbott’s continuous glucose monitor, the FreeStyle Navigator, with the OmniPod System PDM. The FreeStyle Navigator is currently pending FDA approval and is not available on the market. We have a similar agreement with DexCom, Inc., a leading provider of continuous glucose monitoring systems for people with diabetes, to develop a product that will integrate the receiver portion of DexCom’s continuous glucose monitor, currently marketed as the Seven System, with the OmniPod System PDM. Medtronic, Inc. has developed an FDA-approved product combining continuous glucose sensing and CSII therapy and if we fail to do so, we may be at a significant competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.

If our existing license agreement with Abbott Diabetes Care, Inc. is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the OmniPod System, our business may be materially adversely impacted.

Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott Diabetes Care, Inc., as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. On March 3, 2008 we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, which would require us to acquire rights to or develop an alternative blood glucose meter, incorporate it into the OmniPod System and obtain regulatory approval for the new OmniPod System. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

In addition, Abbott and a number of other major blood glucose monitor manufacturers were sued for patent infringement by Roche Diagnostics pursuant to a complaint dated November 21, 2007. The complaint alleges that the blood glucose monitors currently manufactured by Abbott and others infringe one or more recently-issued Roche patents. Abbott has indemnified us against losses arising from claims of infringement like these and, if our use of the Freestyle blood glucose meter were to be enjoined and Abbott was unable to obtain a license as required by our contract, then we would need to obtain rights to an alternative non-infringing blood glucose meter, incorporate it into the OmniPod System and obtain regulatory approval for the new OmniPod System. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Substantial litigation over intellectual property rights exists in the medical device industry. We expect that we could be increasingly subject to third-party infringement claims as our revenues increase, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, we are aware of certain patents and patent applications owned by our competitors that cover different aspects of insulin infusion and the related devices. Any of these third parties might make a claim of infringement against us. In particular, Medtronic, Inc., in a letter dated March 13, 2007, invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter. While we believe that the OmniPod System does not infringe these patents, we would consider resolving the matter on reasonable terms. If we are unable to reach agreement with Medtronic, Inc. on this matter, they may sue us for infringement. We believe we would have meritorious defenses to any such suit. Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenues may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our reputation, business, financial condition or results of operations.

We are subject to extensive regulation by the U.S. Food and Drug Administration, which could restrict the sales and marketing of the OmniPod System and could cause us to incur significant costs.

We sell medical devices that are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to the OmniPod System. Each of these processes can be expensive and lengthy, and entail significant user fees, unless exempt. The FDA’s process for obtaining 510(k) clearance usually takes three to twelve months, but it can last longer. The process for obtaining pre- market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

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

If we, our contract manufacturers or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.

We, our contract manufacturers and our component suppliers are required to comply with the FDA’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our devices. If any of these events occurs, we may not be able to provide our customers with the quantity of OmniPods they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.

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

A key to driving our revenue growth is the retention of a high percentage of our customers. We have developed retention programs aimed at both the healthcare professionals and the patients, which include appeals assistance, patient training, 24/7 customer support and an automatic re-order program for patients. Since we began shipping the OmniPod System in October 2005, we have had a satisfactory customer retention rate; however, we cannot assure you that we will maintain this retention rate in the future. The failure to retain a high percentage of our customers would negatively impact our revenue growth and may have a material adverse effect on our business, financial condition and results of operations.

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

Substantially all of our operations are currently conducted at a single location and any disruption at our facility could increase our expenses.

Substantially all of our operations are currently conducted at a single location in Bedford, Massachusetts. We take precautions to safeguard our facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing facility or our other property, or to any of our suppliers, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

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

We have progressively expanded our marketing efforts from an initial focus in the Eastern United States, as well as with some key diabetes practitioners, academic centers and clinics elsewhere in the United States, then to the Midwestern and most recently to parts of the Western region. As we expand our sales into the balance of the United States and internationally, we will need to obtain coverage contracts with additional third-party payors in those areas. Failure to obtain such contracts would limit our ability to successfully penetrate those areas. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.

We expect to significantly increase our manufacturing capacity, our personnel and the scope of our sales and marketing efforts on a phased basis into the rest of the United States and internationally. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations. In order to manage future growth, we will be required to improve existing, and implement new, management systems, sales and marketing efforts and distribution channels. We will need to oversee the construction and operation of a manufacturing line by Flextronics in China and manage our relation with Flextronics going forward. We may also need to partner with additional third-party suppliers to manufacture certain components of the OmniPod System and complete the planned automation of our existing line as well as subsequent lines in the future. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to manufacture sufficient inventory or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the OmniPod System in a timely manner and our results of operations may be adversely affected.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. Our capital requirements will depend on many factors, including:

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

We will incur increased costs as a result of our compliance with laws and regulations affecting public companies.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted thereunder by the Securities and Exchange Commission, or SEC, will result in increased costs to us as a publicly-traded company. As a public company, we are required to comply with many of these rules and regulations, and will be required to comply with additional rules and regulations in the future. For example, we are evaluating our internal controls systems in order to allow us to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations. In addition, these efforts will divert management’s time and attention away from our business in order to ensure compliance with these regulatory requirements. This diversion of management’s time and attention may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.

As a public company, after an initial transition period, we will be required to maintain internal control over financial reporting and our management will be required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we will be required to disclose in our annual reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and a registered public accounting firm’s attestation report on this assessment. If we are not successful in establishing effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the Securities and Exchange Commission. Additionally, even if there are no inaccuracies or omissions, we will be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The NASDAQ Global Market or any other securities exchange on which it is then listed.

The price of our common stock may be volatile.

There has been a public market for our common stock only since our initial public offering in May 2007. The market price of our common stock is affected by a number of factors, including:

•	failure to maintain and increase production capacity and reduce per unit production costs;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	volume and timing of orders for the OmniPod System;

•	developments in administrative proceedings or litigation related to intellectual property rights;

•	issuance of patents to us or our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of technological or medical innovations in the treatment or diagnosis of diabetes;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	developments in our industry;

•	publication of clinical studies relating to the OmniPod System or a competitor’s product;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

We have been a public company only since May 2007. For the three month period ended December 31, 2007, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 188,000 shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock.

A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 53,000 square feet of manufacturing, laboratory and office space in Bedford, Massachusetts under a lease expiring in 2009. Additionally, we lease approximately 14,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2012.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Market under the trading symbol “PODD” since our initial public offering on May 15, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by The NASDAQ Global Market, for each of the periods listed.

	High	Low

Fiscal Year 2007
Second Quarter (commencing May 15, 2007)	$15.96	$13.84
Third Quarter	$22.60	$13.68
Fourth Quarter	$27.46	$21.25

As of December 31, 2007, there were approximately 77 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph

The chart set forth below shows the value of an investment of $100 on May 15, 2007 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2007. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Insulet vs. NASDAQ Composite and NASDAQ Health Care Indices
Comparison of Seven Month Cumulative Total Return

*	$100 invested on May 15, 2007 or April 30, 2007 in index - including reinvestment of dividends.

	5/15/2007	5/31/2007	6/30/2007	7/31/2007	8/31/2007	9/30/2007	10/31/2007	11/30/2007	12/31/2007
Insulet Corp.	$100.00	92.86	88.97	87.84	110.40	136.28	156.89	172.06	147.12
NASDAQ Composite	$100.00	103.30	103.25	101.01	102.70	107.57	113.61	105.54	104.95
NASDAQ Health Care	$100.00	99.59	97.82	95.77	97.02	102.56	107.06	102.92	99.84

The material in this performance graph is not soliciting material, is not deemed filed with the SEC, and is not incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Dividend Policy

We currently intend to retain future earnings for the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,754,725	$7.00	124,832
Equity compensation plans not approved by security holders(2)	—	—	—

Total	2,754,725	$7.00	124,832

(1)	Includes our 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan.

(2)	There are no equity compensation plans in place not approved by shareholders.

(3)	The maximum number of shares of our common stock that are authorized for issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2007 is 124,832 shares, which amount will be increased on January 1, 2009, and on each January 1 thereafter through January 1, 2012, by a number of shares equal to 3% of the number of shares of our common stock outstanding as of the immediately preceding December 31, up to the maximum increase of 725,000 additional shares per year.

For more information relating to our equity compensation plans, see note 9 to our consolidated financial statements

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2007, nor issue any securities that were not registered under Securities Act of 1933.

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

As of December 31, 2007, we have used approximately $30 million of the net proceeds we received from our initial public offering for working capital and other general corporate purposes, including the financing our growth, the expansion of our OmniPod production capacity, the continued expansion of our sales and marketing activities and the funding of our research and development efforts. Pending such usage, we have invested the net proceeds in short-term, interest-bearing investment-grade securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue(1)	$13,372	$3,663	$50	$—	$—
Cost of revenue	25,733	15,660	1,530	—	—

Gross loss	(12,361)	(11,997)	(1,480)	—	—

Operating expenses:
Research and development	10,391	8,094	10,764	9,026	8,659
General and administrative	13,922	8,389	5,490	3,950	2,809
Sales and marketing	16,141	6,165	3,771	1,177	546
Impairment of assets	1,027	—	—	—	—

Total operating expenses(2)	41,481	22,648	20,025	14,153	12,014

Operating loss	(53,842)	(34,645)	(21,505)	(14,153)	(12,014)

Other income (expense), net	377	(460)	(131)	332	73
Change in value of preferred stock warrant liability	(74)	(845)	—

Net loss	(53,539)	(35,950)	(21,636)	(13,821)	(11,941)
Accretion of redeemable convertible preferred stock	—	(222)	—	(64)	(77)

Net loss attributable to common shareholders	$(53,539)	$(36,172)	$(21,636)	$(13,885)	$(12,018)

Net loss per share basic and diluted	$(3.21)	$(99.72)	$(70.95)	$(47.86)	$(44.16)

Weighted-average number of shares used in calculating net loss per share(3)	16,688,418	362,750	304,962	290,140	272,118

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$94,588	$33,231	$7,660	$23,999	$4,328
Working capital	$87,723	$785	$5,168	$22,151	$2,841
Total assets	$130,741	$57,140	$16,792	$27,121	$4,958
Current debt	$10,671	$29,222	$1,479	$11	$11
Long-term debt, net of current portion	$16,006	$—	$8,302	$—	$—
Other long-term liabilities	$1,431	$316	$315	$—	$11
Redeemable convertible preferred stock	$—	$119,509	$69,500	$69,500	$34,000
Total stockholders’ (deficit) equity	$92,275	$(101,765)	$(66,091)	$44,509	$(30,650)

(1)	We commercially launched the OmniPod Insulin Management System in October 2005. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provision of Statement 123(R), we recognized expenses of $1.5 million in 2007 and $0.3 million in 2006. See Note 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and 17.4 million redeemable convertible preferred stock converted into shares of common stock.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

Overview

We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager.

Since inception and until 2005, we devoted substantially all of our efforts to designing and developing the OmniPod System, raising capital and recruiting personnel. As a result, we were considered a development stage company pursuant to Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises, through December 31, 2005. The year 2006 was the first year during which we were an operating company and were no longer in the development stage. In October 2005, we shipped our first commercial OmniPod System. Since October 2005, in order to align the demand for the OmniPod System with our capacity to manufacture the OmniPod, we have progressively expanded our marketing efforts from an initial focus in the Eastern United States as well as with some key diabetes practitioners, academic centers and clinics elsewhere in the United States, then to the Midwest and most recently to parts of the Western United States. Our total revenues were $13.4 million and $3.7 million for the years ended December 31, 2007 and 2006, respectively.

Throughout 2007, the expansion of our business was constrained by our capacity to manufacture the OmniPod insulin infusion device, and we devoted significant attention to complete our production capacity of OmniPods. Currently, the sale price of the OmniPod System is not sufficient to cover our direct manufacturing costs. Increasing our production capacity for OmniPods will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs.

During 2008, we expect to complete the planned automation of our existing manufacturing line in Bedford, Massachusetts. Pending construction and installation of the remaining automated manufacturing equipment that we plan to use, we are manually performing certain steps in the manufacturing process, which limits our ability to increase our manufacturing capacity and decrease our per-unit cost of goods sold, thereby causing us to incur negative gross margins. In addition, we expect that during 2008, construction of a partially automated manufacturing line will be completed at a facility in China operated by a subsidiary of Flextronics International Ltd. By the end of 2008, we intend to purchase complete OmniPods from Flextronics. No assurances can be given that we will successfully complete the planned automation of our existing manufacturing line, successfully implement our Asian manufacturing strategy or otherwise reduce the per-unit cost of manufacturing the OmniPod. Failure to do so would limit our production capacity and not allow us to achieve per-unit cost improvements, which could severely constrain our ability to achieve profitability.

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

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2007, 2006 and 2005, we incurred net losses of $53.5 million, $36.2 million and $21.6 million respectively.

As of December 31, 2007, we had an accumulated deficit of $155.6 million. We have financed our operations through the private placement of equity securities, secured indebtedness and public offerings of our common stock. As of December 31, 2007, we had secured debt outstanding of $26.7 million. Since inception, we have received net proceeds of $244.1 million from the issuance of redeemable convertible preferred stock and common stock.

In May 2007, in our initial public offering, we issued and sold 7,700,000 shares of common stock to the public at a price of $15.00 per share. In June 2007, we issued and sold an additional 665,000 shares of common stock to the public at a price of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with the initial public offering, including the partial exercise of the over-allotment option, we received total gross proceeds of $125.5 million, or approximately $113.4 million of net proceeds after deducting underwriting discounts and offering expenses.

In November 2007, in a public offering of 4,898,398 shares of our common stock at a price to the public of $23.25 per share by certain of our stockholders, we issued and sold an additional 459,759 shares of common stock at the public offering price pursuant to the underwriters’ exercise of their over-allotment option. In connection with the public offering, we received total gross proceeds of $10.7 million, or approximately $9.2 million in net proceeds after deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for 2008 will be focused primarily on expanding our production capacity, reducing our per-unit production costs and expanding our sales and marketing efforts, including reimbursement, customer care, collections, training and product samples for the OmniPod System. The expansion of our manufacturing capacity will allow us to increase production volumes which will help us to achieve lower material costs due to volume purchase discounts and improve the absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in manufacturing and additional hiring of sales and administrative personnel with the goal of increasing our market penetration. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, although we believe that the accomplishment of these combined efforts will have a positive impact on our financial condition in the future.

Financial Operations Overview

Revenues.  Revenues are recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104, or SAB 104, and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists, or SFAS 48. We derive all of our revenues from the sale of the OmniPod System directly to patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenues are derived from the sale to new customers of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and our Interactive Training CD, and from the follow-on sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. Our first commercial shipment was in October 2005, and we recognized no revenue before this time. During the years ended December 31, 2007, 2006 and 2005, all of our revenues were derived from sales within the United States. For shipments prior to December 1, 2006, we deferred recognition of revenue from the OmniPods and Starter Kit shipped as part of a customer’s initial shipment for thirty days during which time the items could be returned and completely refunded. For shipments subsequent to December 1, 2006, we changed prospectively to a forty-five day right of return, and as a result have deferred revenue for forty-five days following customers’ initial shipment . We had a balance of deferred revenue of $1.4 million as of December 31, 2007.

For the year ending December 31, 2008, we expect our revenues to increase. We expect our OmniPod production capacity to grow as we continue the process of automating our OmniPod manufacturing process and receive increased supplies from Flextronics. Our OmniPod manufacturing capacity at the end of 2007 was approximately 60,000 OmniPods per month. By completing the planned automation of our existing manufacturing line in Bedford, Massachusetts and by purchasing complete OmniPods from Flextronics, we expect to increase our production capacity to in excess of 200,000 OmniPods per month toward the end of 2008. However, we are still in the process of designing and testing the custom equipment that we will need in order to automate our OmniPod manufacturing process and our Asian production strategy is still being implemented; accordingly, we cannot be assured that our efforts will be successful or that the expected production increases will be realized. Additionally, increased revenues will be dependent upon the success of our sales efforts and subject to many risk and uncertainties.

Cost of revenues.  Cost of revenues consists primarily of raw material, labor, warranty and overhead costs related to the OmniPod System. Cost of revenues also includes depreciation and packaging costs. Currently, the sale price of the OmniPod System is not sufficient to cover the direct manufacturing costs. Accordingly, the book value of our inventory of finished goods has been adjusted down to reflect the the lower of cost or market.

The planned increase in our OmniPod manufacturing capacity is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not increase or we are not successful in our efforts to automate the OmniPod manufacturing process, then the average cost of revenues per OmniPod may not decrease and we may continue to realize negative gross margins.

Research and development.  Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the fiscal year 2008, we expect overall research and development spending to be higher than current levels to support our current research and development efforts, which are focused primarily on increased functionality, design for ease of use and reduction of production cost, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. In the year ending December 31, 2008, we expect sales and marketing expenses to more than double compared to 2007 as we hire additional sales and marketing personnel, incur additional sales commission expense related to sales growth and expand our sales and marketing efforts, which will include the implementation of broader direct-to-consumer marketing programs and the roll-out of our Patient Demonstration Kit Program.

General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase as we increase personnel to support our planned expansion.

Stock based compensation expense.  Prior to January 1, 2006, we accounted for our stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the prospective method and therefore we have not restated our financial results for prior periods.

Results of Operations for the Fiscal Years Ended December 31, 2007, 2006 and 2005

The following table presents certain statement of operations information for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,			Year Ended December 31,
	2007	2006	% Change	2006	2005	% Change
	(Dollar amounts in thousands)

Revenue	$13,372	$3,663	265%	$3,663	$50	7226%
Cost of revenue	25,733	15,660	64%	15,660	1,530	924%

Gross loss	(12,361)	(11,997)	3%	(11,997)	(1,480)	711%
Operating expenses:
Research and development	10,391	8,094	28%	8,094	10,764	(25)%
General and administrative	13,922	8,389	66%	8,389	5,490	53%
Sales and marketing	16,141	6,165	162%	6,165	3,771	63%
Impairment of assets	1,027	—	—	—	—	—

Total operating expenses	41,481	22,648	83%	22,648	20,025	13%

Operating loss	(53,842)	(34,645)	55%	(34,645)	(21,505)	61%
Other income (expense), net	303	(1,305)	—	(1,305)	(131)	896%

Net loss(1)	$(53,539)	$(35,950)	49%	$(35,950)	$(21,636)	66%

(1)	Net loss for the years ended December 31, 2007 and 2006 include $1,520,000 and $307,000, respectively, for stock based compensation expense attributable to common stockholders as required by SFAS 123R. We adopted SFAS 123R on a prospective basis, and as a result previous periods are not restated.

Comparison of the Years Ended December 31, 2007 and December 31, 2006

Revenues

Our total revenues were $13.4 million for year ended December 31, 2007, as compared to $3.7 million for the year ended December 31, 2006. The increase in revenues is due to the increase in the number of customers using the OmniPod system

Cost of Revenues

Cost of revenues was $25.7 million for the year ended December 31, 2007, as compared to $15.7 million for the year ended December 31, 2006. The increase is due to increased sales volume partially offset by lower per-unit costs. Cost of revenues includes adjustment of inventory to the lower of cost or market and indirect costs. Since the OmniPods are sold at a price below direct manufacturing costs, the inventory adjustment made as of December 31, 2007 increased cost of revenues by $625,000 for the year ended December 31, 2007. This decrease is a result of a reduced cost of raw materials and increased volumes which improved the absorption of manufacturing overhead costs.

Research and Development

Research and development expense increased $2.3 million, or 28%, to $10.4 million for the year ended December 31, 2007, as compared to $8.1 million for the year ended December 31, 2006. For the year ended December 31, 2007 the increase in expense was primarily attributable to an increase of $1.1 million in employee related expenses, $829,000 in consulting services, $190,000 in travel expenses, and $206,000 in tools and other expenses.

General and Administrative

General and administrative expense increased $5.5 million, or 66%, to $13.9 million for the year ended December 31, 2007, as compared to $8.4 million for the year ended December 31, 2006. For the year ended December 31, 2007, the increase in expense was primarily due to an increase of $2.4 million in employee related expenses primarily with respect to the hiring of additional employees, $971,000 related to allowances for doubtful accounts, $905,000 in consulting and legal expenses, $581,000 in audit related expenses, $402,000 in increased depreciation expense, $334,000 for travel expenses, $277,000 in increased insurance expense, and $384,000 in other expenses. The increased expenses in 2007 compared to 2006 were partly offset by a reduction of $706,000 for expenses related to asset disposals.

Sales and Marketing

Sales and marketing expenses increased $10.0 million, or 162%, to $16.1 million for the year ended December 31, 2007, as compared to $6.2 million for the year ended December 31, 2006. The increase in expenses for the year ended December 31, 2007, was primarily due to an increase of $4.4 million in employee related expenses resulting from the hiring of additional employees in our sales and marketing departments, $2.4 million in patient demonstration kit units, $1.5 million in travel expenses, $1.0 million in marketing consultants which include our external trainers, $341,000 in printing and tradeshow expenses used to support our selling efforts, and $332,000 in other marketing expenses.

Impairment of Assets

During the year ended December 31, 2007, we completed the evaluation of an upgrade of our manufacturing processes. The upgrade of our product design and associated manufacturing processes were aimed at achieving lower per-unit costs. As a result, we performed a review of certain production equipment. The review resulted in a non-cash charge of $1,027,000 for the write-down of certain impaired assets. The impaired assets, which had no future use, consisted of manufacturing equipment. The impairment charges were recorded following determination of the fair value of cash flows resulting from use of the affected assets, and the carrying value of the assets has been reduced to reflect their fair value.

Other Income (Expense)

Interest income was $3,537,000 during the year ended December 31, 2007. This represents an increase of $2,159,000 compared to the year ended December 31, 2006, caused primarily by higher cash balances. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $3,160,000 during the year ended December 31, 2007. This represents an increase of $1,322,000 compared to the year ended December 31, 2006. The increase in interest expense was attributable to higher debt levels under our $30 million debt note.

Upon the closing of our initial public offering in May 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2,005,000, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments. As a result of the determination of fair value, we recorded other expenses of approximately $74,000 in the year ended December 31, 2007, as the aggregate fair value of warrants decreased from the value recorded at March 31, 2007. The decrease in fair value was primarily caused by a lower expected life for the warrants, considering the existence of a market for our company’s common stock.

Comparison of the Years Ended December 31, 2006 and December 31, 2005

Revenues

Our total revenues were $3.7 million for the year ended December 31, 2006 as compared to $50,000 for the year ended December 31, 2005. We did not begin commercial shipment of the OmniPod System until October 2005; therefore, we only had three months of sales in 2005.

Cost of Revenues

Cost of revenues for the year ended December 31, 2006 was $15.7 million as compared to $1.5 million for the year ended December 31, 2005. The increase is due to the increased sales volume. Cost of revenues include inventory write down and indirect costs. Since the OmniPods are sold at a price below direct manufacturing costs, inventory was adjusted down $1.5 million as of December 31, 2006 to reflect values at the lower of cost or market. Stock based compensation expense for the year ended December 31, 2006 allocated to cost of revenues was $22,000.

Research and Development

Research and development expense decreased $2.7 million, or 24.8%, to $8.1 million for the year ended December 31, 2006 from $10.8 million for the year ended December 31, 2005. The decrease in research and development expense was attributable to a reduction of $990,000 in employee related expenses, $835,000 in consulting expenses, which was attributable to the reduced need for design services in 2006, $689,000 in temporary employees, $294,000 in tools and services and an increase of $88,000 for stock based compensation expense.

General and Administrative

General and administrative expenses increased $2.9 million, or 52.8%, to $8.4 million for the year ended December 31, 2006 from $5.5 million for the year ended December 31, 2005. The increase in expenses was primarily due to an increase of $1.3 million in employee compensation and benefit costs, $521,000 in consulting expenses, $170,000 in stock based compensation expense and $149,000 in bad debt expense, as well as an expense of $771,000 related to the disposal of equipment.

Sales and Marketing

Sales and marketing expenses increased $2.4 million, or 63.5%, to $6.2 million for the year ended December 31, 2006 from $3.8 million for the same period in 2005. The increase in expenses was primarily due to an increase of $1.1 million in employee compensation and benefit costs resulting from the hiring of fifteen additional employees in our sales and marketing department, $677,000 in demonstration kit units, $480,000 in marketing consultants, $466,000 in travel, printing and tradeshow expenses used to support our selling efforts and $27,000 of stock based compensation expense, offset by a reduction in market research expenses of $360,000.

Other Income (Expense)

Interest income was $1.4 million and $505,000 during the years ended December 31, 2006 and 2005, respectively. This represents an increase of $873,000. Interest income was earned from investments in cash and cash equivalents. Interest income increased primarily due to higher combined average cash and cash equivalents resulting from the issuance of Series E preferred stock in February 2006. Interest expense was $1.8 million and $636,000 during the years ended December 31, 2006 and 2005, respectively. This represents an increase of $1.2 million. The increase in interest expense was primarily attributable to the interest expense on the $10.0 million loan from Lighthouse Capital Partners V, L.P. that we borrowed in June 2005 including the amortization of the discount associated with the warrant issued in connection with the term loan. In addition, we recorded $845,000 of other expense for the year ended December 31, 2006 to reflect any increases in the estimated fair value of the warrants, which resulted from our adoption of Financial Accounting Standards Board Staff Position 150-5.

In December 2006, we repaid the remaining balance of the term loan from Lighthouse Capital Partners in full with a portion of the proceeds from a $30.0 million term loan from a group of lenders led by Merrill Lynch Capital. See “Liquidity and Capital Resources.”

Liquidity and Capital Resources

We commenced operations in 2000, and, to date, we have financed our operations primarily through private placements of our preferred stock, secured indebtedness and our initial public offering of our common stock in May 2007 and a subsequent public offering of our common stock in November 2007. As of December 31, 2007, we had recorded $26.7 million of secured debt outstanding. Since inception, we have received net proceeds of $244.1 million from the issuance of redeemable convertible preferred stock and common stock. As of December 31, 2007, we had $94.6 million in cash and cash equivalents. We believe that our current cash and cash equivalents, including the net proceeds from our public offerings, together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

In May 2007, in our initial public offering, we issued and sold 7,700,000 shares of common stock at a price to the public of $15.00 per share. In June 2007, we issued and sold an additional 665,000 shares of common stock at a price to the public of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with our initial public offering, including the partial exercise of the over-allotment option, we received total net proceeds of $113.4 million. We intend to use these proceeds in connection with our efforts to expand our manufacturing capacity, expand our sales and marketing activities and fund our research and development, among other general corporate purposes.

In November 2007, in a public offering of 4,898,398 shares of our common stock at a price to the public of $23.25 per share by certain of our stockholders, we issued and sold an additional 459,759 shares of common stock at the public offering price pursuant to the underwriters’ exercise of their over-allotment option. In connection with the public offering, we received total gross proceeds of $10.7 million, or approximately $9.2 million in net proceeds after deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders.

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash used in operating activities	$(50,372)	$(31,820)	$(20,321)
Net loss	$(53,539)	$(35,950)	$(21,636)

Net cash used in operating activities primarily represents funds utilized in the development and commercialization of the OmniPod System. The increase of $18.6 million in cash used in operating activities for the year ended December 31, 2007 compared to the year ended December 31, 2006 was due primarily to the growth in our activities that continued to result in a loss, increased net accounts receivable of $4.5 million, partly offset by increased provision for doubtful accounts, and an increase in inventory of $4.6 million, partially offset by increases in accounts payable and accrued expenses of $1.4 million. The increase in accounts receivable balance was related to increased sales and slower than expected collections.

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash used in investing activities	$(10,089)	$(12,587)	$(6,022)
Cash provided by financing activities	$121,818	$69,978	$10,004

Cash used in investing activities was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Cash provided by financing activities was primarily generated from our offerings of our common stock in 2007 and from private placement of our preferred stock and secured indebtedness in 2005 and 2006.

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

On December 27, 2006, we entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which we borrowed $30.0 million in a term loan. We used $9.5 million of the proceeds from this term loan to repay all remaining amounts owed under the loan with Lighthouse Capital Partners V, L.P. that we had entered into in June 2005. This term loan is secured by all of our assets other than our intellectual property. Our borrowings under the term loan bear interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest is payable on a monthly basis during the term of the loan and we began repayment of the principal 33 equal monthly installments of $909,091 in October 2007. In addition, we are subject to loan origination fees amounting to $900,000 for the costs incurred by the lenders in making the funds available. We have capitalized these costs as deferred financing costs. The deferred financing cost is being amortized to interest expense over the entire 42-month life of this term loan. This term loan is subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. Consequently, due to our low cash resources, relative to our operating losses, prior to our initial public offering, all of such debt was classified as a current liability at December 31, 2006 in accordance with the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clauses in Long-Term Debt Agreements. In connection with the term loan, we issued seven-year warrants expiring in December 2013 to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for- 2.6267 basis at a purchase price of $9.56 per share upon the closing of our initial public offering. At December 31, 2007, the term loan principal was presented with its current and non-current components separately, based on its stated repayment schedule, as a result of the significant increase in our cash reserves following the initial public offering of our common stock in May 2007.

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

We lease our facilities, which are accounted for as operating leases. The lease of our Bedford facility generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. We entered into a new lease for our Bedford facility in 2004 which contains renewal options, escalating payments and leasehold allowances over the life of the lease. As of December 31, 2007, we had an outstanding letter of credit which totaled $200,000 to cover our security deposits for lease obligations. This letter of credit will expire October 30, 2009.

During the year ending December 31, 2008, we will be expending funds in connection with, among other things, our efforts to expand our automated manufacturing process and increase our production capacity, and expand our sales and marketing activities.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2007. As of December 31, 2007, we did not have contractual obligations for any payments due in 2013 or beyond. Amounts in thousands:

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$1,371	$598	$577	$196	$—
Long-term debt obligations(1)(2)	31,880	13,312	18,568	—	—
Purchase obligations for production components	16,260	16,260	—	—	—
Purchase obligations for capital expenditures	2,456	2,456	—	—	—

Total contractual obligations	$51,967	$32,626	$19,145	$196	$—

(1)	The long-term obligation amounts in the above table differ from the related carrying amounts on the Consolidated Balance Sheet as of December 31, 2007 due to the recording of $835,000 fair value of the warrants for Series E preferred stock as a discount to the term loan. The costs of the warrants are being amortized to interest expense over the 42-month life of this term loan.

(2)	The interest rate on the term loan is variable and set at LIBOR rate plus 6% per annum, We have estimated future payments based on the interest rate applied in periods prior to December 31, 2007.

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

Revenue Recognition

We generate revenue from sales of our OmniPod Insulin Management System to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which include the PDM, two

OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. We offer a 45-day right of return for our Starter Kits sales (we changed from a 30-day right of return effective for shipments prior to December 1, 2006). Subsequent sales to existing customers typically consist of additional OmniPods. Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

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

We have considered the requirements of Emerging Issues Task Force, or EITF, No. 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for the OmniPods and Starter Kits. EITF 00-21 requires that we assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third party once all elements have been delivered and the right of return has expired.

We have applied Statement of Financial Accounting Standards No. 48, Revenue Recognition When the Right of Return Exists, or SFAS No. 48. In accordance with SFAS No. 48, we defer the revenue and, to the extent allowed, all related costs of all initial shipments until the right of return has lapsed. We had deferred revenue of $1,350,000 and $284,000 as of December 31, 2007 and December 31, 2006, respectively.

We recognize subsequent sales of OmniPods upon shipment in accordance with the provisions set forth by SAB 104.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventory and fixed assets. We use a variety of factors to assess valuation, depending upon the asset. Actual results may differ materially from our estimates. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. We review long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We also review assets under construction to ensure certainty of their future installation and integration into the manufacturing process. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We consider various valuation factors, principally discounted cash flows, to assess the fair values of long-lived assets.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. Upon adoption and as of December 31, 2007, we have no unrecognized tax benefits recorded.

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, or SFAS 123R, which is a revision of Statement No. 123, or SFAS 123, Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, or APB 25, and amends FASB Statement No. 95 Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Because our initial public offering was completed in May 2007, we do not have sufficient history of market prices of our common stock, and as such we estimate volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, using historical volatilities of comparable public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in the financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

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

Warrants

In connection with the term loans with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, we issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Until the completion of our initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FASB Staff Position No. 150-5 Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5.

Significant terms and fair values of warrants to purchase redeemable convertible preferred stock are as follows (in thousands except share and per share data):

		Exercise	Common Shares as of		Fair Value as of
		Price	December 31,	December 31,	December 31,	December 31,
Stock	Expiration Date	per Share	2007	2006	2007	2006

Series D preferred	June 2, 2012	$6.36	—	125,853	$—	$1,096
Series E preferred	December 27, 2013	9.56	62,752	94,128	—	835

Total			62,752	219,981	$—	$1,931

In the year ended December 31, 2007, Lighthouse Capital Partners V, L.P. exercised their right to convert 125,853 warrants into common stock, resulting in the issuance and purchase of 89,821 shares of our common stock at $6.36 per share. In addition, two members of the group of lenders led by Merrill Lynch Capital exercised their right to convert a total of 31,376 warrants into common stock, resulting in the issuance of 21,376 shares of our common stock.

We recorded $835,000 fair value of the warrants for Series E preferred stock as a discount to the term loan. The value of the warrants is being amortized to interest expense over the 42-month life of this term loan.

Upon the closing of our initial public offering in May 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock and, as a result, are no longer be subject to FSP 150-5 for periods ended or ending on or after that date. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2,005,000, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments.

Allowance for doubtful accounts

Accounts receivable consist of amounts due from third-party payors and patients. We account for doubtful accounts using the allowance method. The allowances for doubtful accounts are recorded in the period in which the revenue is recorded. We base our allowance on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We will be required to adopt SFAS 157 in the first quarter of 2008. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115, or SFAS 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating the requirements of SFAS 159 and have not yet determined the impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On December 31, 2007, we had outstanding debt recorded at $26.7 million. Changes in interest rates do not affect the value of our debt. However, interest expense incurred on our outstanding debt will be affected because the term loan bears interest at a floating rate equal to the LIBOR rate plus 6% per annum. An increase of 1% to the interest rate will result in approximately $0.3 million additional interest payments over the remainder of the loan’s term.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(I).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control over Financial Information

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Audit Committee Financial Expert

The audit committee of our board of directors currently consists of Steven Sobieski (Chairman), Charles Liamos and Alison de Bord. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that Messrs. Sobieski and Liamos each qualify as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities Messrs. Sobieski and Liamos each has previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of Messrs. Sobieski and Liamos with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon Messrs. Sobieski and Liamos that are greater than are generally imposed on other members of the audit committee and our board of directors, and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

Code of Ethics

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at http://www.insulet.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: 9 Oak Park Drive, Bedford, Massachusetts 01730, Attention: Secretary. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.insulet.com.

For more corporate governance information, you are invited to access the Corporate Governance section of our website available at http://www.insulet.com

ITEM 11.	EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

1. Financial Statements:  Financial Statements are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

2. Index to Financial Statement Schedules:  Financial Statement Schedules are included in “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K. Schedules not listed therein are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

3. Exhibits:  Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: March 20, 2008

/s/  Carsten Boess
Carsten Boess
Chief Financial Officer

Date: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 20, 2008.

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Carsten Boess Carsten Boess	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Alison de Bord Alison de Bord	Director

/s/ Gary Eichhorn Gary Eichhorn	Director

/s/ Ross Jaffe, M.D. Ross Jaffe, M.D.	Director

/s/ Charles Liamos Charles Liamos	Director

/s/ Gordie Nye Gordie Nye	Director

/s/ Jonathan Silverstein Jonathan Silverstein	Director

/s/ Steven Sobieski Steven Sobieski	Director

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number		Description

3	.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant
3	.2(4)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate
10	.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002
10	.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004
10	.3(3)	Credit and Security Agreement by and among Insulet Corporation, Sub-Q Solutions, Inc., the lenders party thereto and Merrill Lynch Capital, as Administrative Agent, dated as of December 27, 2006
10	.4(1)	Insulet Corporation 2000 Stock Option and Incentive Plan
10	.7(1)	Insulet Corporation 2007 Stock Option and Incentive Plan
10	.8(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan
10	.9(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan
10	.10(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan
10	.11(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan
10	.12(1)	Insulet Corporation 2007 Employee Stock Purchase Plan
10	.13(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005
10	.14(1)	Employment Agreement between Carsten Boess and Insulet Corporation, dated May 9, 2006
10	.15(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006
10	.16(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers
10	.17(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007
10	.18(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
24.1		Power of Attorney (included on signature page)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007.

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation, as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Insulet Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, “Share Based Payments”. As also discussed in Note 1 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 11, 2008

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Currents Assets
Cash	$94,588	$33,231
Accounts receivable, net	4,783	1,417
Inventories	7,990	3,390
Prepaid expenses and other current assets	1,391	1,827

Total current assets	108,752	39,865
Property and equipment, net	21,304	16,999
Other assets	685	276

Total assets	$130,741	$57,140

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Currents Liabilities
Accounts payable	$4,544	$3,450
Accrued expenses	4,464	4,193
Deferred revenue	1,350	284
Current portion of long-term debt	10,671	29,222
Preferred stock warrant liability	—	1,931

Total current liabilities	21,029	39,080
Long-term debt, net of current portion	16,006	—
Other long-term liabilities	1,431	316

Total liabilities	38,466	39,396
Redeemable convertible preferred stock, $0.001 par value:
Authorized: zero and 46,408,050 shares at December 31, 2007 and 2006, respectively
Issued and outstanding Series A: zero and 1,000,000 shares stated at liquidation and redemption value at December 31, 2007 and 2006, respectively	—	1,000
Issued and outstanding Series B: zero and 5,945,946 shares stated at liquidation and redemption value at December 31, 2007 and 2006, respectively	—	11,000
Issued and outstanding Series C: zero and 10,476,191 shares stated at liquidation and redemption value at December 31, 2007 and 2006, respectively	—	22,000
Issued and outstanding Series D: zero and 14,669,421 shares stated at liquidation and redemption value at December 31, 2007 and 2006, respectively	—	35,500
Issued and outstanding Series E: zero and 13,738,661 shares stated at liquidation and redemption value at December 31, 2007 and 2006, respectively	—	50,009
Stockholders’ equity (deficit)
Preferred stock, $.001 par value: Authorized 5,000,000 and zero shares at December 31, 2007 and 2006, respectively. Issued and outstanding zero shares at December 31, 2007 and 2006, respectively	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 and 65,000,000 shares authorized at December 31, 2007 and 2006, respectively
Issued: 27,223,820 and 457,076 shares at December 31, 2007 and 2006, respectively	28	1
Additional paid-in capital	247,835	293
Accumulated deficit	(155,579)	(102,040)
Subscription receivable	(9)	(19)

Total stockholders’ equity (deficit)	92,275	(101,765)

Total liabilities and stockholders’ equity (deficit)	$130,741	$57,140

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Revenue	$13,372	$3,663	$50
Cost of revenue	25,733	15,660	1,530

Gross loss	(12,361)	(11,997)	(1,480)
Operating expenses:
Research and development	10,391	8,094	10,764
General and administrative	13,922	8,389	5,490
Sales and marketing	16,141	6,165	3,771
Impairment of assets	1,027	—	—

Total operating expenses	41,481	22,648	20,025

Operating loss	(53,842)	(34,645)	(21,505)

Interest income	3,537	1,378	505
Interest expense	(3,160)	(1,838)	(636)

Net interest income (expense)	377	(460)	(131)
Change in value of preferred stock warrant liability	(74)	(845)	—

Net loss	(53,539)	(35,950)	(21,636)
Accretion of redeemable convertible preferred stock	—	(222)	—

Net loss attributable to common shareholders	$(53,539)	$(36,172)	$(21,636)

Net loss per share basic and diluted	$(3.21)	$(99.72)	$(70.95)

Weighted-average number of shares used in calculating net loss per share	16,688,418	362,750	304,962

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS’ DEFICIT

															Deficit
	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible			Series E Convertible					Accumulated
	Preferred		Preferred		Preferred		Preferred		Series D	Preferred				Additional	During the			Total
	Stock		Stock		Stock		Stock		Warrant	Stock		Common Stock		Paid-in	Development	Deferred	Subscription	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Compensation	Receivable	Deficit
	(In thousands, except for share data)

Balance at December 31, 2004	1,000,000	1,000	5,945,946	11,000	10,476,191	22,000	14,669,421	35,500	—	—	—	296,599	1	—	(44,422)	(58)	(30)	(44,509)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	14,909	—	15	—	—	—	15
Deferred compensation expense related to stock options issued to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	—	13	—	(13)	—	—
Issuance of warrants to purchase Series D Convertible Preferred Stock in connection with debt issuance	—	—	—	—	—	—	—	—	251	—	—	—	—	—	—	—	—	—
Compensation expense related to stock options issued to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39	—	39
Net loss															(21,636)			(21,636)

Balance at December 31, 2005	1,000,000	1,000	5,945,946	11,000	10,476,191	22,000	14,669,421	35,500	251	—	—	311,508	1	28	(66,058)	(32)	(30)	(66,091)
Issuance of Series E Convertible Preferred Stock, net accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	13,738,661	49,787	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	222	—	—	(222)	—	—	—	(222)
Series D Warrant - Adoption of FAS 150-5	—	—	—	—	—	—	—	—	(251)	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	145,568	—	180	—	—	11	191
Deferred compensation expense related to stock options issued to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	32	—	—
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	307	—	—	—	307
Net loss															(35,950)			(35,950)

Balance at December 31, 2006	1,000,000	$1,000	5,945,946	$11,000	10,476,191	$22,000	14,669,421	$35,500	$—	13,738,661	$50,009	457,076	$1	$293	$(102,040)	$—	$(19)	$(101,765)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	380,190	—	886	—	—	10	896
Issuance of common stock for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	2,789	—	66	—	—	—	66
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	111,197	—	150	—	—	—	150
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	1,520	—	—	—	1,520
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	(5,945,946)	(11,000)	(10,476,191)	(22,000)	(14,669,421)	(35,500)	—	(13,738,661)	(50,009)	17,447,809	18	119,491	—	—	—	119,509
Issuance of common stock, net of offering costs of $3.3 million	—	—	—	—	—	—	—	—	—	—	—	8,824,759	9	123,424	—	—	—	123,433
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,005	—	—	—	2,005
Net loss															(53,539)			(53,539)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	—	—	—	27,223,820	$28	$247,835	$(155,579)	$—	$(9)	$92,275

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities
Net loss	$(53,539)	$(35,950)	$(21,636)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation	4,681	2,421	1,203
Amortization of debt discount	239	219	33
Redeemable convertible preferred stock warrant expense	74	845	—
Stock compensation expense	1,520	307	39
Provision for bad debts	1,120	149	14
Loss on impairment and disposal of assets	1,103	771	—
Non cash interest expense	(57)	57	—
Changes in operating assets and liabilities:
Accounts receivable	(4,486)	(1,426)	(154)
Inventory	(4,600)	(2,526)	(864)
Prepaids and other current assets	436	(1,358)	(187)
Other assets	(409)	(221)	(1)
Accounts payable and accrued expenses	1,365	4,723	801
Other long term liabilities	1,115	1	315
Deferred revenue	1,066	168	116

Net cash used in operating activities	(50,372)	(31,820)	(20,321)

Cash flows from investing activities
Purchases of property and equipment	(10,089)	(13,137)	(5,472)
Decrease (increase) in restricted cash	—	550	(550)

Net cash used in investing activities	(10,089)	(12,587)	(6,022)

Cash flows from financing activities
Proceeds from sale of Series E preferred stock, net of issuance cost	—	49,787	—
Proceeds from issuance of debt	—	30,000	10,000
Principal payments of long term debt	(2,727)	(10,000)	—
Proceeds from payment of subscription receivable	10	11	—
Principal payments under capital lease	—	—	(11)
Proceeds from issuance of common stock, net of offering expenses	124,535	180	15

Net cash provided by financing activities	121,818	69,978	10,004

Net increase (decrease) in cash and cash equivalents	61,357	25,571	(16,339)
Cash and cash equivalents, beginning of year	33,231	7,660	23,999

Cash and cash equivalents, end of period	$94,588	$33,231	$7,660

Supplemental disclosure of cash flow information
Cash paid for interest	$3,154	$1,760	$473
Non-cash financing activities
Accretion of redeemable convertible preferred stock	$—	$222	$—
Conversion of preferred stock to common stock upon initial public offering	$119,509	$—	$—

See accompanying notes

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2007, 2006 and 2005

1.	Nature of the Business

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

2.	Summary of Significant Accounting Policies

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories, accounts receivable, equity instruments, the lives of property and equipment, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sub-Q Solutions, Inc. All material intercompany balances and transactions have been eliminated in consolidation. To date there has been no activity in Sub-Q Solutions, Inc.

Certain Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third party manufacturers, protection of proprietary technology, and compliance with regulatory requirements.

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the notes payable and capital lease obligations approximate their fair values.

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of ninety days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost. This approximates their fair values.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $200,000 at December 31, 2007 and 2006, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors and patients. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, experience to date and any specific collection issues that have been identified.

Bad debt expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,120,000, $149,000, $14,000, respectively. There were $74,000 and $0, and $0 write-offs or other adjustments to the allowance for doubtful accounts during the years ended December 31, 2007, 2006, and 2005, respectively. Allowance for doubtful accounts totaled $1,209,000 and $163,000 as of December 31, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at market value for all periods presented as the Company currently sells the OmniPod at a loss. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for Personal Diabetes Managers (“PDMs”) and OmniPods include raw material, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items.

Property & Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets capitalized under capital leases are amortized in accordance with the respective class of owned assets and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.

Impairment of Property & Equipment

The Company reviews the carrying value of its property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. The Company recorded an impairment charge of approximately $1,027,000 for certain manufacturing equipment in 2007. There were no asset impairment charges recorded in 2006.

Revenue Recognition

The Company generates revenue from the sale of its OmniPod Insulin Management System to diabetes patients. The initial sale to a new customer typically includes OmniPods and Starter Kit, which include the PDM, two OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. The Company offers a 45-day right of return for its Starter Kit sales. Prior to December 1, 2006, the Company offered a 30-day right of return for Starter Kit sales. Subsequent sales to existing customers typically consist of additional OmniPods. Revenues are recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence that a

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

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

The Company has applied Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When the Right of Return Exists. In accordance with SFAS No. 48, the Company defers the revenue and, to the extent allowed, all related costs of all initial shipments until the right of return has lapsed. The Company had deferred revenue of $1,350,000 and $284,000 as of December 31, 2007 and 2006, respectively.

Shipping and Handling Costs

The Company does not charge its customers for shipping and handling costs associated with shipping its product to its customers. These shipping and handling costs are included in general and administrative expenses.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with one accredited financial institution.

Although revenues are recognized from shipments directly to patients, the majority of shipments are billed to third party insurance payors. For the year ended December 31, 2007, the two largest third party payors accounted for 8% and 4% of gross accounts receivable balances. For the year ended December 31, 2006, the two largest third party payors accounted for 15% and 9% of gross accounts receivable balances.

Research and Development expenses

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

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal and other administrative personnel; overhead and occupancy costs; outside legal costs; and other general and administrative costs.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Marketing Expenses

Sales and marketing expenses are primarily comprised of salaries and benefits associated personnel employed with sales and marketing activities, outside marketing expenses including commercial product samples and advertising expenses.

Segment Reporting

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, and other considerations, management has determined that the primary form of internal reporting is aligned with the offering of the OmniPod System. Therefore, the Company believes that it operates in one segment.

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

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption and as of December 31, 2007, the Company had no unrecognized tax benefits recorded.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of December 31, 2007, the Company had no interest and penalty accrual or expense.

Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment , or SFAS 123R, which is a revision of Statement No. 123 (“SFAS 123”) Accounting for Stock Based Compensation. SFAS 123R supersedes Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and amends Financial Accounting Standards Board (“FASB”) Statement No. 95 Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Prior to January 1, 2006, the Company accounted for employee stock based compensation in accordance with the provisions of APB 25 and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25 , and complied with the disclosure provisions of

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The Company does not have a history of market prices of its common stock as it is not a public company, and as such estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) using historical volatilities of similar public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in the financial statements in 2006 and thereafter is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

See Note 9 for a summary of the stock option activity under our stock based employee compensation plan.

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. For all of the years presented there were no unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2007, 2006 and 2005, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Upon the closing of the initial public offering of the Company’s common stock in May 2007, all redeemable convertible preferred stock converted to common stock. Such potential common share equivalents consist of the following:

	Year Ended December 31,
	2007	2006	2005

Series A redeemable convertible preferred stock	—	380,705	380,705
Series B redeemable convertible preferred stock	—	2,263,651	2,263,651
Series C redeemable convertible preferred stock	—	3,988,337	3,988,337
Series D redeemable convertible preferred stock	—	5,584,722	5,584,722
Series E redeemable convertible preferred stock	—	5,230,376	—
Outstanding options and ESPP	2,341,844	2,318,250	2,097,192
Outstanding warrants	62,752	219,981	125,853

Total	2,404,596	19,986,022	14,440,460

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	As of
	December 31,
	2007	2006
	(In thousands)

Raw materials	$2,994	$1,177
Work-in-process	1,583	367
Finished goods	3,413	1,846

	$7,990	$3,390

Inventory was adjusted by $625,000 and $1.5 million as of December 31, 2007 and 2006, respectively, to reflect values at the lower of cost or market. At December 31, 2007 and 2006, 43% and 54%, respectively, of the finished goods inventory was valued below the Company’s cost. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, sales and production volumes have not been adequate to provide for per-unit costs that are lower than the current market price for the Company’s products.

5.	Property and Equipment

Property and equipment consist of the following:

	Estimated	As of
	Useful Life	December 31,
	(Years)	2007	2006
		(In thousands)

Machinery and equipment	5	$16,874	$8,559
Construction in process		5,475	7,987
Computers	3	1,602	975
Software	3	1,972	1,061
Leasehold improvement	*	1,901	1,730
Office furniture and fixtures	5	791	703

Total property and equipment		$28,615	$21,015
Less: Accumulated depreciation		(7,311)	(4,016)

Total		$21,304	$16,999

*	Lesser of term of lease or useful life of asset.

Depreciation expense related to property and equipment was $4.7 million, $2.4 million and $1.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The Company recorded $710,000 of capitalized interest for the year ended December 31, 2007. The Company did not capitalize interest in the years ended December 31, 2006 and 2005.

Construction in process consists of machinery and equipment in the process of being constructed for use in the Company’s automated manufacturing process as well as for the construction of a second production line. Depreciation on the machinery and equipment does not begin until the machinery and equipment are installed and integrated into the manufacturing process.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Property and Equipment

The Company evaluates financial and operational impact of possible improvements of its manufacturing processes. The evaluation of new processes involves assessment of vendors, product cost and product quality, among other things, and there is no assurance that process improvements are implemented. During the year ended December 31, 2007, the Company completed the evaluation of an upgrade of its manufacturing processes, and as a result, the Company performed a review of certain production equipment. The review resulted in a non-cash charge of $1,027,000 for the write-down of certain impaired assets. The impaired assets, which have no future use, consist of manufacturing equipment. The impairment charges were recorded following determination of the fair value of cash flows resulting from use of the affected assets, and the carrying value of the assets was reduced to reflect their fair value.

6.	Accrued Expenses

Accrued expenses consist of the following:

	As of
	December 31,
	2007	2006
	(In thousands)

Employee compensation and related items	$2,025	$1,029
Professional services	369	774
Interest expense	255	—
Construction in process	—	397
Warranty reserve	435	111
Other	1,380	1,882

Total accrued expenses	$4,464	$4,193

Product Warranty Costs

The Company provides a four-year warranty on its PDMs and replaces any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Balance at the beginning of year	$193	$9
Warranty expense	1,898	522
Warranty claims settled	(1,226)	(338)

Balance at the end of the year	$865	$193

Composition of balance:
Short-term	435	111
Long-term	430	82

Total warranty balance	$865	$193

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Indebtedness and Warrants to Purchase Shares Subject to Redemption

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

On December 27, 2006, the Company entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which the Company borrowed $30.0 million in a term loan. The Company used $9.5 million of the proceeds from this term loan to repay all amounts owed under the term loan with Lighthouse Capital Partners V, L.P. This term loan is secured by all the assets of the Company other than its intellectual property. The borrowings under the term loan bear interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest is payable on a monthly basis during the term of the loan and, beginning on October 1, 2007, principal will be paid in 33 equal monthly installments of $909,091. This term loan is also subject to a loan origination fee amounting to $900,000. The Company has capitalized these costs as deferred financing costs as of December 31, 2006. The deferred cost asset will be amortized to interest expense over the 42-month life of this term loan. This term loan is subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. Consequently, such debt was classified as a current liability at December 31, 2006 in accordance with the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clause in Long-Term Debt Agreements. At December 31, 2007, the term loan principal has been presented in the Company’s balance sheet with its current and non-current components stated separately, based on its stated repayment schedule, as a result of the significant increase in the Company’s cash reserves following the initial public offering of the Company’s common stock in May 2007.

In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 of Series E preferred stock. The Company recorded the $835,000 fair value of the warrants as a discount to the term loan. The value of the warrants is being amortized to interest expense over the 42-month life of this term loan.

The Company recorded $3,160,000, $1,838,000 and $636,000 of interest expense in the years ended December 31, 2007, 2006 and 2005, respectively.

Warrants

In connection with the term loans with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, the Company issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Prior to the Company’s initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity and FASB Staff Position No. 150-5 Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable (FSP-150”).

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant terms and fair values of warrants to purchase common stock are as follows (in thousands except share and per share data), and reflect the conversion ratio of 2.6267 redeemable convertible preferred shares for each common share:

		Exercise	Common Shares as of		Fair Value as of
		Price	December 31,	December 31,	December 31,	December 31,
Stock	Expiration Date	per Share	2007	2006	2007	2006

Series D preferred	June 2, 2012	$6.36	—	125,853	$—	$1,096
Series E preferred	December 27, 2013	9.56	62,752	94,128	—	835

Total			62,752	219,981	$—	$1,931

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

8.	Commitments and Contingencies

Operating Leases

The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company entered into new leases in 2004 and 2007 which contain renewal options, escalating payments and leasehold allowances over the term of the leases. The Company has considered FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases , and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, in accounting for these lease provisions.

The Company leases its corporate office under a long-term, noncancelable lease with two five-year renewal options. The Company leases its warehouse facility under a long-term, cancelable lease with a five-year renewal option. The aggregate future minimum lease payments of both leases as of December 31, 2007, is as follows (in thousands):

Minimum
Year	Lease Payments

2008	$598
2009	479
2010	98
2011	98
2012	98

Total	$1,371

Rent expense of approximately $516,000, $863,000 and $958,000 was charged to operations as of December 31, 2007, 2006 and 2005, respectively. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method, and are included in other long-term liabilities in the accompanying consolidated balance sheet. Deferred rent was $242,000 and $367,000 as of December 31, 2007 and 2006, respectively.

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

9.	Equity

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

On October 29, 2007, the Company filed a registration statement on Form S-1 relating to the sale by certain of the Company’s stockholders of 4,898,398 shares of the Company’s common stock, as well as the issuance and sale by the Company of up to 734,759 shares of its common stock, which were purchasable by the underwriters upon their exercise of a 30-day over-allotment option granted to the underwriters by the Company. The Company did not receive any of the proceeds of the sale of shares of its common stock by the selling stockholders. On November 13, 2007, the underwriters notified the Company of the partial exercise of the over-allotment option with respect to 459,759 shares of common stock. Upon the closing of the sale of these shares, the Company received net proceeds of approximately $9.2 million.

In the year ended December 31, 2007, 157,229 warrants to purchase common stock issued in relation to the Company’s term loan were exercised, resulting in the issuance of 111,197 common shares. In addition, 380,192 and 145,568 common shares were issued related to exercises of employee stock options in the years ended December 31, 2007 and 2006, respectively.

Redeemable Convertible Preferred Stock Conversion

Upon the closing of the initial public offering of the Company’s common stock, all redeemable convertible preferred stock converted to common stock.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

On May 18, 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s board of directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. The Company had reserved 535,000 shares of common stock for issuance under the 2007 Plan, which amount will be increased on January 1, 2008, and on each January 1 thereafter through January 1, 2012, by a number of shares equal to the lesser of 3% of the number of shares of common stock of the Company outstanding as of the immediately preceding December 31, or 725,000 shares. At December 31, 2007, 124,832 options were available for future grants.

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

Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)

Balance, December 31, 2004	1,539,526	1.73
Granted	598,031	3.65
Exercised	(14,909)	0.97	38,349	(1)
Canceled	(25,456)	2.21

Balance, December 31, 2005	2,097,192	2.27
Granted	441,391	6.62
Exercised	(145,568)	1.23	1,109,488	(1)
Canceled	(74,765)	2.89

Balance, December 31, 2006	2,318,250	3.29
Granted	810,306	15.32
Exercised	(380,192)	2.34	7,689,142	(1)
Canceled	(56,391)	8.37

Balance, December 31, 2007	2,691,973	6.94	44,527,607	(2)

Vested, December 31, 2007	1,420,889	2.78	29,414,164	(2)
Vested and expected to vest, December 31, 2007(3)	2,422,237

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2007, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of December 31, 2007, plus the number of unvested options expected to vest as of December 31, 2007, based on the unvested options outstanding at December 31, 2007, adjusted for the estimated forfeiture rate of 10.02%.

The options outstanding and currently exercisable by exercise price at December 31, 2007 are as follows:

	Options Outstanding
			Weighted	Options Exercisable
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Exercise prices ($)	Options (#)	Price($)	Life (Years)	Options (#)	Price($)

0.26 - 1.19	420,085	$1.037	4.598	420,085	$1.037
1.20 - 2.84	598,405	$2.547	6.072	598,405	$2.547
2.85 - 4.86	549,156	$3.713	7.169	549,156	$3.713
4.87 - 8.04	305,089	$7.208	8.282	305,089	$7.208
8.05 - 11.64	241,385	$11.577	9.038	231,867	$11.574
11.65 - 14.12	149,470	$13.401	9.410	—	$—
14.13 - 15.00	267,283	$14.722	9.501	—	$—
15.01 - 23.40	161,100	$23.275	9.886	—	$—

Total	2,691,973		7.336	2,104,602

At the time of grant, options granted under the 2000 Plan are typically immediately exercisable, but subject to restrictions. Therefore, under the 2000 Plan, the number of options exercisable is greater than the number of options vested until all options are fully vested.

2007 Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the board of directors and approved by stockholders in April 2007 and became effective upon the closing of the initial public offering in May 2007. The 2007 ESPP authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees.

All employees who have been employed by the Company for at least six months and whose customary employment is for more than 20 hours a week are eligible to participate in the 2007 ESPP. Any employee who owns 5% or more of the voting power or value of shares of the Company’s common stock is not eligible to purchase shares under the 2007 ESPP.

The Company will make one or more offerings each year to employees to purchase stock under the 2007 ESPP. The first offering began on the date of the closing of our initial public offering and ended on December 31, 2007. Subsequent offerings will usually begin on each January 1 and July 1 and will continue for six-month periods, referred to as offering periods. Each employee eligible to participate on the date of the closing of the initial public offering was automatically deemed to be a participant in the initial offering period.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each employee who is a participant in our 2007 Employee Stock Purchase Plan may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the 2007 ESPP in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the 2007 ESPP terminate upon voluntary withdrawal from the plan or when the employee ceases employment for any reason.

The 2007 ESPP may be terminated or amended by the board of directors at any time. An amendment that increases the number of shares of the common stock that is authorized under the 2007 ESPP and certain other amendments require the approval of stockholders.

At December 31, 2007 the Company issued 2,789 shares of common stock to employees participating in the 2007 ESPP and recorded $10,000 of stock-based compensation expense.

Stock-based Compensation for Non-Employees

Stock-based compensation expense related to stock options granted to non-employees is recognized using the straight-line method over the vesting period of the options. The Company believes that the value of the stock options is more reliably measurable than the fair value of the services received. The fair value of the stock options granted is calculated at each reporting date using the Black-Scholes option pricing model.

Stock-based compensation expense recorded for options granted to non-employees for the years ended December 31, 2007, 2006 and 2005 was $0, $0 and $40,000, respectively.

Stock-based Compensation Associated with Awards for Employees

Employee Stock-based Awards Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, the date the Company adopted SFAS 123R, were accounted for using the intrinsic-value method of accounting as prescribed by APB No. 25, as permitted by SFAS 123. Under APB No. 25, compensation expense for employee stock options is based on the excess, if any, of the fair market value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The board of directors determined these fair market values in good faith based on the best information available to the board of directors and Company’s management at the time of grant.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for stock-based awards based on the fair value estimated in accordance with the provisions of SFAS 123R. The Company attributes the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required under SFAS 123.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2007	2006

Risk-free interest rate	3.62 - 5.10%	4.29 - 5.19%
Expected term (in years)	6.25	6.25
Dividend yield	0	0
Expected volatility	67.00%	71.36%

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

The weighted average grant date fair value of options granted for the year ended December 31, 2007 and 2006 was $9.9919 and $2.0445, respectively. Employee stock-based compensation expense under SFAS 123R recognized in the year ended December 31, 2007 and 2006 was $1,520,000 and $307,000, respectively, and was calculated based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At December 31, 2007, the amount of stock-based compensation capitalized as part of inventory was not material.

At December 31, 2007, the Company had $8,305,000 of total unrecognized compensation expense under SFAS 123R that will be recognized over a weighted-average period of 1.7 years.

10.	Defined Contribution Plan

The Insulet 401(k) Retirement Plan is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, from 1% to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the plan. During 2003, the Company offered a discretionary match of 25% of the first 4% of an employee’s salary that was contributed to the 401(k) plan. The Company match vests over a four-year period (25% per year). The total amount contributed by the Company was $91,000, $72,000 and $38,000 for years ended December 31, 2007, 2006 and 2005, respectively.

11.	Income Taxes

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2007	2006	2005

Tax at U.S. statutory rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal benefit	(5.61)	(6.27)	(6.27)
Tax credits	(1.97)	(1.88)	(2.62)
Change in valuation allowance	40.62	40.49	42.74
Other	0.96	1.66	0.15

	0.00%	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$51,886	$34,113	$19,176
Start up expenditures	5,632	5,726	6,818
Tax credits	3,885	2,833	2,105
Depreciation	42	—	—
Other	2,866	847	375
Deferred tax liabilities:
Prepaids	(461)	(333)	—
Depreciation	—	(270)	(88)

	63,850	42,916	28,386
Valuation allowance	$(63,850)	$(42,916)	$(28,386)

	$—	$—	$—

The Company provided a valuation allowance for the full amount of its net deferred tax asset for all periods because realization of any future tax benefit cannot be sufficiently assured as the Company does not expect income in the near-term.

At December 31, 2007, the Company had approximately $131 million and $3.9 million of federal net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 for federal tax purposes and began to expire in various years for different

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

state tax purposes. As of December 31, 2006, the Company had approximately $84.7 million and $2.8 million of federal net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

13.	Quarterly Data (Unaudited)

	2007 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$4,361	$3,791	$3,212	$2,008
Gross loss	$(2,318)	$(3,792)	$(3,687)	$(2,564)
Net loss	$(15,668)	$(13,639)	$(12,672)	$(11,560)
Net loss per share	$(0.59)	$(0.52)	$(0.99)	$(23.86)

Upon the closing of the initial public offering of the Company’s common stock, all redeemable convertible preferred stock converted to common stock, affecting the number of common shares used to calculate net loss per share.

	2006 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$1,641	$920	$880	$222
Gross loss	$(2,301)	$(3,459)	$(3,706)	$(2,531)
Net loss	$(10,880)	$(9,417)	$(8,713)	$(6,940)
Net loss per share	$(27.00)	$(26.48)	$(24.77)	$(20.41)

14.	Subsequent Event

On March 3, 2008, the Company and Abbott Diabetes Care, Inc. (“Abbott”) entered into a first amendment (the “Amendment”) to that certain development and license agreement, dated as of January 23, 2002, between the Company and Abbott, formerly TheraSense, Inc. (the “Original Agreement”). Under the Original Agreement, the Company was granted a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the Abbott FreeStyle blood glucose meter for the purpose of making, using and selling the OmniPod System incorporating an Abbott FreeStyle blood glucose meter. The term of the Original Agreement was scheduled to expire in January 2009.

Pursuant to the Amendment, the term of the Original Agreement was extended until February 2013 and the license granted therein was extended to cover Israel as well as the United States. The Company also agreed that Abbott’s Freestyle blood glucose meter will be the exclusive meter available in any OmniPod System, or other insulin infusion system that includes a blood glucose meter, developed by the Company and sold in the United States or Israel. This exclusivity arrangement will not restrict the Company’s ability to develop, market or sell any product incorporating any continuous blood glucose monitoring system. In addition, Abbott will pay the Company a one-time, non-refundable exclusivity fee upon execution of the Amendment and, beginning in July 2008, will begin making payments to the Company based on sales of

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OmniPod Personal Diabetes Managers that include Abbott’s Freestyle blood glucose meter. The ongoing payments from Abbott are intended to reimburse the Company for its customer care activities associated with the meters included in the OmniPod Personal Diabetes Managers. In the event of the sale of the Company, the exclusivity and on-going payment provisions of the Amendment may be terminated by the Company and the acquiring company at their option. As set forth in the Original Agreement either party may terminate the Original Agreement if the other party is acquired by a competitor of the non-acquiring party.