Form 10-Q
period 2008-03-31
INSULET CORP
filed 2008-05-15
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
Insulet Corporation
(Exact name of Registrant as specified in its charter)

Delaware	04-3523891
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification Number)
organization)

9 Oak Park Drive	01730
Bedford, Massachusetts	(Zip Code)
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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 12, 2008, the registrant had 27,535,940 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

 (i)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$73,035	$94,588
Accounts receivable, net	7,223	4,783
Inventories	7,506	7,990
Prepaid expenses and other current assets	2,843	1,391

Total current assets	90,607	108,752
Property and equipment, net	25,225	21,304
Other assets	635	685

Total assets	$116,467	$130,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,399	$4,544
Accrued expenses	6,538	4,464
Deferred revenue	1,337	1,350
Current portion of long-term debt	10,670	10,671
Preferred stock warrant liability	—	—

Total current liabilities	25,944	21,029
Long-term debt, net of current portion	13,338	16,006
Other long-term liabilities	3,546	1,431

Total liabilities	42,828	38,466
Stockholders’ equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2008 and December 31, 2007.
Issued and outstanding: zero shares at March 31, 2008 and December 31, 2007	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2008 and December 31, 2007
Issued and outstanding: 27,535,871 and 27,223,820 shares at March 31, 2008 and December 31, 2007, respectively	28	28
Additional paid-in capital	249,064	247,835
Accumulated deficit	(175,453)	(155,579)
Subscription receivable	—	(9)

Total stockholders’ equity	73,639	92,275

Total liabilities and stockholders’ equity	$116,467	$130,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands, except share and per share data)
	(Unaudited)
Revenue	$6,671	$2,008
Cost of revenue	9,998	4,572

Gross loss	(3,327)	(2,564)
Operating expenses:
Research and development	2,923	2,470
General and administrative	5,197	2,660
Sales and marketing	8,565	3,104

Total operating expenses	16,685	8,234

Operating loss	(20,012)	(10,798)

Interest income	713	304
Interest expense	(575)	(982)

Net interest income (expense)	138	(678)
Change in value of preferred stock warrant liability	—	(84)

Net loss	(19,874)	(11,560)

Net loss per share basic and diluted	$(0.73)	$(23.86)

Weighted-average number of shares used in calculating net loss per share	27,394,322	484,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(19,874)	$(11,560)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,358	846
Amortization of debt discount	58	60
Redeemable convertible preferred stock warrant expense	—	84
Stock compensation expense	674	209
Provision for bad debts	572	120
Non cash interest expense	—	(57)
Changes in operating assets and liabilities:
Accounts receivable	(3,012)	(821)
Inventory	484	(866)
Prepaids and other current assets	(1,452)	30
Other assets	50	(1,675)
Accounts payable and accrued expenses	4,929	1,369
Other long term liabilities	2,115	1
Deferred revenue, short term	(13)	395

Net cash used in operating activities	(14,111)	(11,865)

Cash flows from investing activities
Purchases of property and equipment	(5,279)	(2,331)

Net cash used in investing activities	(5,279)	(2,331)

Cash flows from financing activities
Principal payments of long term debt	(2,727)	—
Proceeds from issuance of common stock, net of offering expenses	555	22
Proceeds from payment of subscription receivable	9	19

Net cash (used in) provided by financing activities	(2,163)	41

Net decrease in cash and cash equivalents	(21,553)	(14,155)
Cash and cash equivalents, beginning of period	94,588	33,231

Cash and cash equivalents, end of period	$73,035	$19,076

Supplemental disclosure of cash flow information
Cash paid for interest	$708	$604
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
     Insulet Corporation (the “Company”) is principally engaged in the development, manufacture, marketing and selling of an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has devoted substantially all of its efforts to developing, manufacturing, marketing and selling the OmniPod Insulin Management System, which consists of the OmniPod disposable insulin infusion device and the handheld, wireless Personal Diabetes Manager. The Company commercially launched the OmniPod Insulin Management System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005. In May 2007, the Company completed an initial public offering of its common stock.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008, or for any other subsequent interim period.
     The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories and equity instruments, the lives of property and equipment, and warranty and doubtful account allowance calculations. Actual results may differ from those estimates.
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

Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at market value for all periods presented as the Company currently sells the OmniPod at a loss. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for Personal Diabetes Managers (“PDMs”) and OmniPods include raw materials, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items.
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
     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval.

•	Transfer of title and risk and rewards of ownership are passed to the patient upon receipt the patient’s receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
     The Company has considered the requirements of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for the OmniPods and Starter Kits. EITF 00-21 requires the Company to assess whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     The Company offers a 45-day right of return for its Starter Kits sales, and, in accordance with SFAS No. 48, Revenue Recognition When the Right of Return Exists, the Company defers revenue and related costs of revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 4% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
     Prior to January 1, 2008, the Company deferred the revenue and, to the extent allowed, all related costs of all initial shipments until the 45-day right of return had lapsed. With the accumulation of approximately 2 years of data for sales and return rates, the Company now bases its estimated returns on historical return data. If the Company had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of March 31, 2008 would have been larger by $1,211,000 compared to the amount recorded as of March 31, 2008.
     During the three months ended March 31, 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes the agreement fee from Abbott over the 5-year term of the agreement.
     The Company had deferred revenue of $1,337,000 and $1,350,000 as of March 31, 2008 and December 31, 2007, respectively. The deferred revenue recorded as of March 31, 2008 is comprised of product related revenue as well as the current portion of the agreement fee related to the Abbott agreement. The Company recognizes the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with one accredited financial institution.
     Although revenue is recognized from shipments directly to patients, the majority of shipments are billed to third party insurance payors. As of March 31, 2008, the two largest third party payors accounted for 8% and 7% of gross accounts receivable balances. As of December 31, 2007, the two largest third party payors accounted for 8% and 4% of gross accounts receivable balances.
Income Taxes
     The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of March 31, 2008, the Company had no interest and penalty accrual or expense.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 in the first quarter of fiscal year 2008. The adoption of SFAS-157 did not have a material effect on the Company’s financial position, results of operations, or cash flows.

     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP FAS 157-2 is effective for fiscal years beginning after September 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS-159 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
3. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2008 and 2007, respectively, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended
	March 31,
	2008	2007
Series A redeemable convertible preferred stock	—	380,705
Series B redeemable convertible preferred stock	—	2,263,651
Series C redeemable convertible preferred stock	—	3,988,337
Series D redeemable convertible preferred stock	—	5,584,722
Series E redeemable convertible preferred stock	—	5,230,376
Outstanding options and ESPP	2,975,098	2,511,691
Outstanding warrants	62,752	219,981

Total	3,037,850	20,179,463

4. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Trade receivables	$8,759	$5,992
Allowance for doubtful accounts	(1,536)	(1,209)

	$7,223	$4,783

5. Inventories
     Inventories consist of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Raw materials	$2,948	$2,994
Work-in-process	1,057	1,583
Finished goods	3,501	3,413

	$7,506	$7,990

     Inventories of finished goods were adjusted by $21,000 and $625,000 as of March 31, 2008 and December 31, 2007, respectively, to reflect values at the lower of cost or market. As of March 31, 2008 and December 31, 2007, 3% and 43%, respectively, of the reported finished goods inventory was valued below the Company’s cost. The Company’s production process has a high degree of fixed costs due to the early stage of capacity build-up and market penetration of its products. Consequently, sales and production volumes have not been adequate to result in per-unit costs that are lower than the current market price for the Company’s products.
6. Product Warranty Costs
     The Company provides a four-year warranty on its PDMs and replaces any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on the Company’s historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability follows:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Balance at the beginning of period	$865	$193
Warranty expense	717	177
Warranty claims settled	(486)	(91)

Balance at the end of the period	$1,096	$279

Composition of balance:
Short-term	494	161
Long-term	602	117

Total warranty balance	$1,096	$279

7. Indebtedness and Warrants to Purchase Shares Subject to Redemption
Loan and Security Agreements
     On December 27, 2006, the Company entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which the Company borrowed $30.0 million in a term loan. The Company used $9.5 million of the proceeds from this term loan to repay all amounts owed under a term loan with Lighthouse Capital Partners V, L.P. This term loan is secured by all the assets of the Company other than its intellectual property. The borrowings under the term loan bear interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest is payable on a monthly basis during the term of the loan and from October 1, 2007, the Company began to repay the principal in 33 equal monthly installments of $909,091. This term loan is also subject to a loan origination fee amounting to $900,000. The Company capitalized these costs as deferred financing costs as of December 31, 2006. The deferred cost asset will be amortized to interest expense over the 42-month life of this term loan. This term loan is subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect.
     In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering. The Company recorded the $835,000 fair value of the warrants as a discount to the term loan. The costs of the warrants are being amortized to interest expense over the 42-month life of this term loan.
8. Commitments and Contingencies
Operating Leases
     The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
     In March 2008, the Company extended the lease of its Bedford, Massachusetts headquarters facility containing office, research and development and manufacturing space. Following the extension, the lease expires in September 2014. The lease is non-cancellable and contains a five-year renewal option and escalating payments over the life of the lease.
     In February 2008, the Company entered into a non-cancellable lease for additional office space in Bedford, Massachusetts. The lease expires in February 2013, and provides a renewal option of five years and escalating payments over the life of the lease.
     The Company also leases warehouse facilities in Billerica, Massachusetts. This lease expires in December 2012.

     The aggregate future minimum payments of all operating leases as of March 31, 2008, are as follows:

Minimum
lease payments (In
Year	thousands)

2008	$589
2009	783
2010	755
2011	755
2012	755
2013	657
2014	493

Total	$4,787

     The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method, and are included in other long-term liabilities in the accompanying balance sheet. The Company has considered FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, in accounting for these lease provisions.
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
     In the three months ended March 31, 2008, 308,978 common shares were issued related to exercises of employee stock options.

Stock-Based Compensation Plans
     Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options(#)	Price($)	Value($)
Balance, December 31, 2007	2,691,973	6.94
Granted	627,239	17.11
Exercised	(308,978)	1.80	4,958,392	(1)
Canceled	(38,209)	17.66

Balance, March 31, 2008	2,972,025	9.48

Vested, March 31, 2008	1,263,827	3.53	13,736,410	(2)

Vested and expected to vest, March 31, 2008 (3)	2,615,382

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of March 31, 2008, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of March 31, 2008, plus the number of unvested options expected to vest as of March 31, 2008, based on the unvested options outstanding at March 31, 2008, adjusted for an estimated forfeiture rate of 12%.
     In the three months ended March 31, 2008 and 2007, 3,073 and zero shares, respectively, were contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2008 and 2007, the Company recorded compensation charges of approximately $6,900 and $0, respectively, of stock compensation charges related to the ESPP.
     Employee stock-based compensation expense under SFAS 123R recognized in the three month periods ended March 31, 2008 and 2007, was $674,000 and $209,000, respectively.
10. Income Taxes
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our selected financial data, our financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on it. There can be no assurance that future developments affecting it will be those that it has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; potential manufacturing problems, including damage, destruction or loss of any of our automated assembly units or difficulties in implementing our automated manufacturing strategy; our ability to anticipate and effectively manage risks associated with doing business internationally, particularly in China; potential problems with sole source or other third-party suppliers on which we are dependent; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse affects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our ability to attract and retain key personnel; our ability to manage our growth; risks associated with potential future acquisitions; our ability to maintain compliance with the restrictions and covenants contained in our existing credit and security agreement; our ability to successfully maintain effective internal controls; and other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 20, 2008 as updated by Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
Overview
     We are a medical device company that develops, manufactures, markets and sells an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System, which consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager, is the only commercially-available insulin infusion system of its kind.
     The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005 and we began commercial sale of the OmniPod System in the United States in October 2005. We have progressively expanded our marketing and sales efforts from an initial focus in the Eastern United States, as well as some key diabetes practitioners, academic centers and clinics elsewhere in the United States, then to the Midwest and most recently to parts of the Western United States. As of March 31, 2008, the OmniPod System was available throughout the United States.
     We believe a key contributing factor to the overall attractiveness of the OmniPod System is the disposable OmniPod insulin infusion device. Each OmniPod is worn for up to three days before it is replaced, so in order to manufacture sufficient volumes of the OmniPod and achieve a low per unit production cost, we have designed the OmniPod to be manufactured through a highly automated process.
     Currently, the sale price of the OmniPod System is not sufficient to cover our direct manufacturing costs. We are currently producing the OmniPod on a partially automated manufacturing line at our facility in Bedford, Massachusetts. During 2008, we intend to complete the planned automation of this manufacturing line. In addition to the existing manufacturing line in Bedford, we expect to complete construction of a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. The additional manufacturing line in China is expected to be completed during 2008. Pending construction and installation of the remaining automated manufacturing equipment that we plan to use, we are manually performing these steps in the manufacturing process, and this limits our ability to increase our manufacturing capacity and decrease our per unit cost of goods sold, thereby causing us to continue to incur gross losses.

     We currently purchase a sub-assembly of some of the OmniPod’s components from Flextronics, pursuant to an agreement entered into on January 3, 2007. On October 4, 2007, we expanded the scope of this agreement to cover the manufacture and supply of complete OmniPods. We expect to purchase complete OmniPods from Flextronics toward the end of 2008. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The notice period is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination.
     Our OmniPod manufacturing capacity as of March 31, 2008 was approximately 75,000 OmniPods per month. By completing the planned automation of our existing manufacturing line in Bedford, Massachusetts and by purchasing complete OmniPods from Flextronics, we expect to increase the production capacity of OmniPods to in excess of 200,000 OmniPods per month toward the end of 2008. By increasing production volumes of the OmniPod, we will be able to reduce our raw material costs and improve absorption of manufacturing overhead costs. This is important to allow us to achieve profitability.
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
     During the three months ended March 31, 2008, we increased our salesforce from 17 to 45 territory managers, and as of March 31, 2008, the OmniPod System was available in all 50 states, the District of Columbia and Puerto Rico. We also increased the number of Certified Diabetes Educators from 17 to 23 during the three months ended March 31, 2008.
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
     Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2008, we incurred a net loss of $19.9 million. As of March 31, 2008, we had an accumulated deficit of $175.5 million. We have financed our operations through the private placement of equity securities, secured indebtedness and public offerings of our common stock. As of March 31, 2008, we had $24.0 million of secured debt outstanding. Since inception, we have received net proceeds of $244.6 million from the issuance of redeemable convertible preferred stock and common stock.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2008 will be focused primarily on expanding our production capacity, reducing our per-unit production costs and expanding our sales and marketing efforts for the OmniPod System. The expansion of our manufacturing capacity will allow us to increase production volumes which will help us to achieve lower material costs due to volume purchase discounts and improve the absorption of manufacturing overhead costs. Achieving these objectives is expected to require additional investments in manufacturing and additional hiring of sales and administrative personnel with the goal of increasing our market penetration. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, although we believe that the accomplishment of these combined efforts will have a positive impact on our financial condition in the future.
Financial Operations Overview
     Revenue. Revenue is recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104 (“SAB 104”) and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists (“SFAS 48”). We derive nearly all of our revenue from the sale of the OmniPod System directly to patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and our Interactive Training CD, and from the follow-on sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. For the three months ended March 31, 2008 and for preceding periods, all of our revenue was derived from sales within the United States.
     We recognize the payment of an agreement fee under the first amendment to our development and license agreement with Abbott Diabetes Care, Inc. (“Abbott”) over the term of the agreement. The amount recognized for the agreement fee in the three months ended March 31, 2008 was not material.
     Prior to January 1, 2008, we deferred recognition of revenue from the OmniPods and Starter Kit shipped as part of a customer’s initial shipment for forty-five days during which time the items could be returned and completely refunded. Effective for shipments made after December 31, 2007, we have deferred revenue based on estimated returns, assessment of collectibility and the transfer or risk and title. If we had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of March 31, 2008 would have been larger by $1,211,000 compared to the amount recorded as of March 31, 2008. As of March 31, 2008, the balance of deferred revenue was $1,337,000, which includes the current portion of deferred revenue related to an agreement fee received under the first amendment to our development agreement with Abbott.
     Cost of revenue. Cost of revenue consists primarily of raw materials, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, distribution, freight and packaging costs. Currently, the sale price of the OmniPod System is not sufficient to cover the direct manufacturing costs. Accordingly, inventories of finished goods have been adjusted down to reflect the values at the lower of cost or market. For the remainder of 2008, we expect the cost of revenue to decrease as a percentage of revenue due to expected reductions in per-unit raw materials costs associated with volume purchase discounts and increases in our OmniPod manufacturing capacity as the supply of subassemblies from Flextronics increases and our OmniPod manufacturing process becomes more automated. The increase in our OmniPod manufacturing capacity is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not increase or we are not successful in our efforts to automate the OmniPod manufacturing process and purchase complete OmniPods from Flextronics, then the average cost of revenue per OmniPod may not decrease and we may continue to incur gross losses.
     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, as well as the costs of market studies and product development projects. We expense all research and development costs as incurred. For the remainder of 2008, we expect overall research and development spending to remain significant and at a level comparable with previous periods in order to support our current research and development efforts, which are focused primarily on increased functionality, design for ease of use and reduction of production cost, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. In 2008, we expect sales and marketing expenses to increase significantly compared to 2007, as we hire additional sales and marketing personnel, incur additional sales commission expense related to sales growth and expand our sales and marketing efforts, which will include the implementation of broader direct-to-consumer marketing programs and the continuation of our Patient Demonstration Kit Program.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs and facilities-related costs. We expect general and administrative expenses to increase as we add personnel and use of external services in support of our commercial expansion.
Results of Operations
     The following table presents certain statement of operations information for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007	% Change
	(Dollar amounts in thousands)
Revenue	$6,671	$2,008	232%
Cost of revenue	9,998	4,572	119%

Gross loss	(3,327)	(2,564)	30%
Operating expenses:
Research and development	2,923	2,470	18%
General and administrative	5,197	2,660	95%
Sales and marketing	8,565	3,104	176%

Total operating expenses	16,685	8,234	103%

Operating loss	(20,012)	(10,798)	85%

Other income (expense), net	138	(762)	118%

Net loss	$(19,874)	$(11,560)	72%

Comparison of the Three Months Ended March 31, 2008 and 2007
Revenue
     Our total revenue was $6.7 million for the three months ended March 31, 2008, compared to $2.0 million for the same period in 2007. The increase in revenue is primarily due to an increased number of patients using the OmniPod. Furthermore, revenue for the three months ended March 31, 2008 was favorably impacted by $1,211,000 due to a change in our estimate of deferred revenue. As we continue our sales and marketing efforts, and add more patients that use the OmniPod System, we expect our revenue to increase.
Cost of Revenue
     Cost of revenue was $10.0 million for the three months ended March 31, 2008, compared to $4.6 million for the same period in 2007. The increase is due to increased sales volume. Cost of revenue includes adjustment of inventory to lower of cost or market and indirect costs. The per-unit cost to manufacture the OmniPod decreased in the three months ended March 31, 2008, compared to the same period in 2007, resulting in improvement of our gross margin. The decrease is a result of reduced cost of raw materials, increased purchases of subassemblies with a lower cost from Flextronics and increased production volumes, which improved the absorption of manufacturing overhead costs.

Research and Development
     Research and development expense increased $453,000, or 18%, to $2.9 million for the three months ended March 31, 2008, compared to $2.5 million for the same period in 2007. For the three months ended March 31, 2008 the increase in research and development expenses was primarily attributable to an increase of $306,000 in consulting services related to our ongoing development projects, $170,000 increase in costs for tools and supplies used in various development projects, $70,000 increase in employee related expenses and $50,000 increase in other expenses, partly offset by a reduction of $79,000 in prototype expenses, and a reduction of $64,000 for clinical expenses.
General and Administrative
     General and administrative expenses increased $2.5 million, or 95%, to $5.2 million for the three months ended March 31, 2008, compared to $2.7 million for the same period in 2007. For the three months ended March 31, 2008, the increase in general and administrative expenses was primarily due to an increase of $813,000 in employee compensation and benefit costs associated with the hiring of additional employees, $531,000 related to increased allowances and write-offs for doubtful trade accounts receivables, $332,000 in consulting and legal expenses, $211,000 in distribution expenses, $171,000 in increased insurance expense, $131,000 in increased depreciation expense, $93,000 increase of franchise and property taxes, increased travel expenses of $89,000, and $166,000 in other expenses.
Sales and Marketing
     Sales and marketing expenses increased $5.5 million, or 176%, to $8.6 million for the three months ended March 31, 2008, compared to $3.1 million for the same period in 2007. For the three months ended March 31, 2008, the increase in sales and marketing expenses was primarily due to an increase of $2.8 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing areas, $1.1 million in travel and trade show expenses used to support our selling efforts, $828,000 related to Patient Demonstration Kits, $669,000 in outside consulting services, which include our external trainers and $42,000 in other expenses.
Other Income (Expense)
     Interest income increased to $713,000 during the three months ended March 31, 2008, compared to $304,000 for the same period in 2007, caused primarily by higher cash balances. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $575,000 during the three months ended March 31, 2008, compared to $982,000 for the same period in 2007. The decrease was primarily caused by lower interest rates as well as reduction of the principal balance of our secured debt.
Liquidity and Capital Resources
     We commenced operations in 2000 and have to date financed our operations primarily through private placement of common and preferred stock, secured indebtedness and public offerings of our common stock. As of March 31, 2008, we had $24.0 million of secured debt outstanding. Since inception, we have received net proceeds of $244.6 million from the issuance of redeemable convertible preferred stock and common stock. As of March 31, 2008, we had $73.0 million in cash and cash equivalents. We believe that our current cash and cash equivalents, including the net proceeds from our initial and secondary public offerings, together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash used in operating activities	$(14,111)	$(11,865)
Net loss	$(19,874)	$(11,560)
     For each of the periods above, the increase in net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense as well as changes to working capital. Significant uses of cash from operations include increases in accounts receivable and other current assets, where the increase in accounts receivable is attributable to our increased sales and shown net of increased allowances for doubtful debt. Cash used in operating activities is partly offset by increases in accounts payable, accrued expenses and deferred revenue.
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Cash used in investing activities	$(5,279)	$(2,331)
Cash provided by (used in) financing activities	$(2,163)	$41
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System.
     On December 27, 2006, we entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which we borrowed $30.0 million in a term loan. We used $9.5 million of the proceeds from this term loan to repay all remaining amounts owed under a loan with Lighthouse Capital Partners V, L.P. that we had entered into in June 2005. This term loan is secured by all of our assets other than our intellectual property. Our borrowings under the term loan bear interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest is payable on a monthly basis during the term of the loan and from October 1, 2007, we began to repay the principal in 33 equal monthly installments of $909,091. In addition, we are subject to loan origination fees amounting to $900,000 for the costs incurred by the lenders in making the funds available. We have capitalized these costs as deferred financing costs. The deferred financing cost will be amortized to interest expense over the entire 42-month life of this term loan. This term loan is subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. In connection with the term loan, we issued seven-year warrants expiring in December 2013 to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering.
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

     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of March 31, 2008, we had an outstanding letter of credit which totaled $200,000 to cover our security deposits for lease obligations. This letter of credit will expire October 30, 2009.
     During the remainder of 2008, we will be expending funds in connection with, among other things, our efforts to expand our automated manufacturing process and increase our production capacity, and expand our sales and marketing activities. We expect total capital expenditure purchases during 2008 to be at least $10 million in connection with our efforts to expand our automated manufacturing process and increase our manufacturing capacity.
Off-Balance Sheet Arrangements
     As of March 31, 2008, we did not have any off-balance sheet financing arrangements.
Contractual Obligations
     The summary of payments we have committed to make under our contractual obligations is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     In March 2008, we extended the lease of its Bedford, Massachusetts headquarters facility containing office, research and development and manufacturing space. Following the extension, the lease expires in September 2014. The lease is non-cancellable and contains a five-year renewal option and escalating payments over the life of the lease.
     In February 2008, we entered into a non-cancellable lease for additional office space in Bedford, Massachusetts. The lease expires in February 2013, and provides a renewal option of five years and escalating payments over the life of the lease.
     We also lease warehouse facilities in Billerica, Massachusetts. This lease expires in December 2012.
     The aggregate future minimum payments of all operating leases as of March 31, 2008, are as follows:

Minimum
lease payments (In
Year	thousands)

2008	$589
2009	783
2010	755
2011	755
2012	755
2013	657
2014	493

Total	$4,787

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
Revenue Recognition
     We generate revenue from sales of its OmniPod Insulin Management System to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which include the PDM, two OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.
     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval.

•	Transfer of title and risk and rewards of ownership are passed to the patient upon receipt the patient’s receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
     We have considered the requirements of Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for the OmniPods and Starter Kits. EITF 00-21 requires us to assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     We offer a 45-day right of return for its Starter Kits sales, and in accordance with SFAS No. 48, Revenue Recognition When the Right of Return Exists, we defer revenue and related costs of revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 4% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.
     During the three months ended March 31, 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities.
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
Income Taxes
     We file federal and state tax returns. We have accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2008, we had no interest and penalty accrual or expense.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We adopted SFAS 157 in the first quarter of 2008. The adoption of SFAS-157 did not have a material effect on our financial position, results of operations, or cash flows.
     In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP FAS 157-2 is effective for fiscal years beginning after September 1, 2009. The adoption of FSP FAS 157-2 is not expected to have a material impact on our financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for fiscal years that began after November 15, 2007. We adopted SFAS-159 in the first quarter of 2008. The adoption of SFAS-159 did not have a material effect on our financial position, results of operations, or cash flows.

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
     As of March 31, 2008, we had outstanding debt recorded at $24.0 million. Changes in interest rates do not affect the value of our debt. However, interest expense incurred on our outstanding debt will be affected because the term loan bears interest at a floating rate equal to the LIBOR rate plus 6% per annum. An increase of 1% to the interest rate will result in approximately $0.3 million additional interest payments over the remainder of the loan’s term.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2008, management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 14, 2007, our registration statements on Form S-1 (Registration Nos. 333-140694 and 333-142952), as amended, were declared effective for our initial public offering, pursuant to which we offered and sold 8,365,000 shares of common stock and received net proceeds of approximately $113.4 million, after deducting underwriting discounts and offering commissions of approximately $8.8 million and other offering costs of approximately $3.3 million. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. All of the shares of common stock issued pursuant to the registration statements were sold at a price to the public of $15.00 per share. The managing underwriters were J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Thomas Weisel Partners LLC and Leerink Swann & Co., Inc.
     As of March 31, 2008, we have used approximately $51 million of the net proceeds we received from the offering for working capital and other general corporate purposes, including the financing our growth, the expansion of our OmniPod production capacity, the continued expansion of our sales and marketing activities and the funding of our research and development efforts. Pending such usage, we have invested the net proceeds in short-term, interest-bearing investment-grade securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description of Document

10.1(1)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carsten Boess, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Carsten Boess, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated March 3, 2008, which was filed on March 4, 2008

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: May 14, 2008	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1(1)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Carsten Boess, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Carsten Boess, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated March 3, 2008, which was filed on March 4, 2008

+	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.