Form 10-Q
period 2008-06-30
INSULET CORP
filed 2008-08-13
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (781) 457-5000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 11, 2008, the registrant had 27,707,824 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

(i)

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$99,108	$94,588
Accounts receivable, net	9,760	4,783
Inventories	13,336	7,990
Prepaid expenses and other current assets	2,748	1,391

Total current assets	124,952	108,752
Property and equipment, net	26,244	21,304
Other assets	3,377	685

Total assets	$154,573	$130,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,984	$4,544
Accrued expenses	7,869	4,464
Deferred revenue	1,681	1,350
Current portion of long-term debt	—	10,671

Total current liabilities	15,534	21,029
Long-term debt, net of current portion	85,000	16,006
Other long-term liabilities	2,748	1,431

Total liabilities	103,282	38,466
Stockholders’ equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2008 and December 31, 2007. Issued and outstanding: zero shares at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2008 and December 31, 2007 Issued and outstanding: 27,704,110 and 27,223,820 shares at June 30, 2008 and December 31, 2007, respectively	28	28
Additional paid-in capital	250,598	247,835
Accumulated deficit	(199,335)	(155,579)
Subscription receivable	—	(9)

Total stockholders’ equity	51,291	92,275

Total liabilities and stockholders’ equity	$154,573	$130,741

     The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except share and per share data)
	(Unaudited)
Revenue	$7,417	$3,212	$14,088	$5,220
Cost of revenue	9,785	6,899	19,783	11,471

Gross loss	(2,368)	(3,687)	(5,695)	(6,251)
Operating expenses:
Research and development	3,382	2,520	6,306	4,990
General and administrative	5,395	2,798	10,592	5,457
Sales and marketing	10,994	3,404	19,559	6,508

Total operating expenses	19,771	8,722	36,457	16,955

Operating loss	(22,139)	(12,409)	(42,152)	(23,206)

Interest income	360	713	1,073	1,017
Interest expense	(2,103)	(986)	(2,677)	(1,969)

Net interest income (expense)	(1,743)	(273)	(1,604)	(952)
Change in value of preferred stock warrant liability	—	10	—	(74)

Net loss	(23,882)	(12,672)	(43,756)	(24,232)

Net loss per share basic and diluted	$(0.87)	$(0.99)	$(1.59)	$(3.63)

Weighted average number of shares used in calculating basic and diluted net loss per share	27,568,296	12,791,190	27,481,292	6,671,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(43,756)	$(24,232)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,884	2,019
Amortization of debt discount	596	119
Redeemable convertible preferred stock warrant expense	—	74
Stock compensation expense	1,658	507
Provision for bad debts	1,122	389
Non cash interest expense	684	(57)
Changes in operating assets and liabilities:
Accounts receivable	(6,099)	(1,605)
Inventory	(5,346)	(739)
Prepaids and other current assets	(1,357)	579
Other assets	9	(546)
Accounts payable and accrued expenses	4,845	696
Other long term liabilities	2,217	918
Deferred revenue, short term	331	479

Net cash used in operating activities	(42,212)	(21,399)

Cash flows from investing activities
Purchases of property and equipment	(7,824)	(5,510)

Net cash used in investing activities	(7,824)	(5,510)

Cash flows from financing activities
Principal payments of long term loan	(5,454)	—
Net proceeds from convertible note offering	81,615	—
Redemption of long term loan	(22,719)	—
Proceeds from issuance of common stock, net of offering expenses	1,105	113,496
Proceeds from payment of subscription receivable	9	—

Net cash provided by financing activities	54,556	113,496

Net decrease in cash and cash equivalents	4,520	86,587
Cash and cash equivalents, beginning of period	94,588	33,231

Cash and cash equivalents, end of period	$99,108	$119,818

Supplemental disclosure of cash flow information
Cash paid for interest	$1,746	$1,472

Non-cash financing activities
Conversion of preferred stock to common stock upon initial public offering	$—	$119,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
     Insulet Corporation (the “Company”) is principally engaged in the development, manufacture, marketing and selling of an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has devoted substantially all of its efforts to developing, manufacturing, marketing and selling the OmniPod Insulin Management System (“OmniPod”), which consists of the OmniPod disposable insulin infusion device and the handheld, wireless Personal Diabetes Manager (“PDM”). The Company commercially launched the OmniPod Insulin Management System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005. In May 2007, the Company completed an initial public offering of its common stock.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008, or for any other subsequent interim period.
     The condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories and stock options, the lives of property and equipment, and warranty and doubtful account allowance calculations. Actual results may differ from those estimates.
Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sub-Q Solutions, Inc. All material inter-company balances and transactions have been eliminated in consolidation. To date there has been no activity in Sub-Q Solutions, Inc.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors and patients. In estimating whether accounts receivable can be collected, the Company performs evaluations of customers and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, experience to date and any payor specific collection issues that have been identified.

Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Prior to June 30, 2008, inventory was recorded at market value as the Company currently sells the OmniPod at a loss. As of June 30, 2008, the Company’s inventory of finished OmniPods was presented at cost, as the costs to produce OmniPod were lower than the Company’s selling price in the three months ended June 30, 2008. Work in process is calculated based upon the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw materials, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for excess, obsolete or slow-moving items.
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
Revenue Recognition
     The Company generates revenue from sales of its OmniPod Insulin Management System to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which is comprised of the PDM, two OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.
     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval.

•	Transfer of title and risk and rewards of ownership are passed to the patient upon the patient’s receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
     The Company has considered the requirements of Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for the OmniPods and Starter Kits. EITF 00-21 requires the Company to assess whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     The Company offers a 45-day right of return for its Starter Kits sales, and, in accordance with SFAS No.

48, Revenue Recognition When the Right of Return Exists, the Company defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
     Prior to January 1, 2008, the Company deferred the revenue and related costs of revenue for all initial shipments until the 45-day right of return had lapsed. With the accumulation of approximately 2 years of data for sales and return rates, the Company concluded that it had sufficient historical data on which to base its estimated returns from January 1, 2008. If the Company had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of June 30, 2008 would have been larger by $1,080,000 compared to the amount recorded as of June 30, 2008.
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes the agreement fee from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities.
     The Company had deferred revenue of $1,681,000 and $1,350,000 as of June 30, 2008 and December 31, 2007, respectively. The deferred revenue recorded as of June 30, 2008 was comprised of product related revenue as well as the current portion of the agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with one accredited financial institution.
     Although revenue is recognized from shipments directly to patients, the majority of shipments are billed to third party insurance payors. As of June 30, 2008, the two largest third party payors accounted for 8% and 7% of gross accounts receivable balances, respectively. As of December 31, 2007, the two largest third party payors accounted for 8% and 4% of gross accounts receivable balances, respectively.
Income Taxes
     The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2008, the Company had no interest and penalty accrual or expense.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 in the first quarter of fiscal year 2008. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company is currently evaluating the effect of FSP APB 14-1 and it has not yet determined the impact of the standard on its financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the potential effect of implementing this standard.
3. Convertible Notes and Repayment and Termination of Term Loan
     In June 2008, the Company sold $85 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount. The Company does not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require the Company to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.
     If a holder elects to convert its 5.375% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 5.375% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 5.375% Notes. In no event will the number of shares issuable upon conversion of a note exceed 62.7746 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 5.375% Notes).
     The Company incurred interest expense of approximately $190,000 for the three months ended June 30, 2008, related to the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.4 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the five year term of the notes.
     The Company received net proceeds of approximately $81.6 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate the Company’s outstanding term loan and the Company intends to use the remainder for general corporate purposes. On June 16, 2008, the Company repaid the entire outstanding principal balance, plus accrued and unpaid interest, under its existing term loan in the aggregate of approximately $21.8 million. Additionally, the Company paid a prepayment fee related to the term loan of approximately $436,000, a termination fee related to the term loan of $900,000, and incurred certain other expenses related to the repayment and termination of the term loan. The Company incurred interest expense of approximately $858,000 and $1.5 million for the three and six months ended June 30, 2008, respectively, and approximately $858,000 and $1.7 million for the three and six months ended June 30, 2007 respectively, related to the term loan. The term loan was subject to a loan origination fee of $900,000, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $570,000 was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering. The Company recorded the $835,000 fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $497,000 as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
4. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2008 and 2007, respectively, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Convertible notes	3,981,970	—	3,981,970	—
Outstanding options	2,863,384	2,511,691	2,863,384	2,765,148
Outstanding warrants	62,752	219,981	62,752	204,293

Total	6,908,106	2,731,672	6,908,106	2,969,441

     Shares contingently issued under the Company’s employee stock purchase plan (“ESPP”) are presented as issued and outstanding. As of June 30, 2008, the Company had 5,995 shares contingently issued under its ESPP.
5. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Trade receivables	$11,518	$5,992
Allowance for doubtful accounts	(1,758)	(1,209)

	$9,760	$4,783

6. Inventories
     Inventories consist of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Raw materials	$3,882	$2,994
Work-in-process	1,473	1,583
Finished goods	7,981	3,413

	$13,336	$7,990

     Inventories of finished goods were adjusted by $18,000 and $625,000 as of June 30, 2008 and December 31, 2007, respectively, to reflect values at the lower of cost or market. As of June 30, 2008 and December 31, 2007, 3% and 43%, respectively, of the reported finished goods inventory was valued below the Company’s cost. The Company’s production process has a high degree of fixed costs due to the early stage of capacity build-up and market penetration of its products. Prior to June 30, 2008, sales and production volumes were not adequate to result in per-unit costs that are lower than the current market price for the OmniPod. As of June 30, 2008, the Company’s inventory of finished OmniPods was recorded at cost, and the adjustment to lower of cost or market is solely related to PDMs.
7. Product Warranty Costs
     The Company provides a four-year warranty on its PDMs and replaces any OmniPods that do not function in accordance with product specifications. Warranty expense is estimated and recorded in the period that shipment occurs. The expense is based on the Company’s historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Balance at the beginning of period	$1,096	$279	$865	$193
Warranty expense	1,053	352	1,769	620
Warranty claims settled	(649)	(239)	(1,134)	(421)

Balance at the end of the period	$1,500	$392	$1,500	$392

Composition of balance:
Short-term	647	225	647	225
Long-term	853	167	853	167

Total warranty balance	$1,500	$392	$1,500	$392

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
     In the three and six months ended June 30, 2008, 165,317 and 474,295 common shares were issued related to exercises of employee stock options, respectively.
Stock-Based Compensation Plans
     Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)

Balance, December 31, 2007	2,691,973	6.94
Granted	719,829	17.32
Exercised	(474,295)	2.19	7,317,490	(1)
Canceled	(74,123)	16.40

Balance, June 30, 2008	2,863,384	10.13

Vested, June 30, 2008	1,256,182	4.32	14,333,037	(2)

Vested and expected to vest, June 30, 2008 (3)	2,519,778

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of June 30, 2008, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of June 30, 2008, plus the number of unvested options expected to vest as of June 30, 2008, based on the unvested options outstanding at June 30, 2008, adjusted for an estimated forfeiture rate of 12%.
     In the three and six months ended June 30, 2008, 5,995 shares were contingently issued under the employee stock purchase plan (“ESPP”). No shares were contingently issued for the ESPP in the three and six months ended June 30, 2007. In the three and six months ended June 30, 2008, the Company recorded compensation charges of approximately $7,000 and $14,000, respectively, of stock compensation charges related to the ESPP. For the three and six months ended June 30, 2007, the Company recognized no compensation charges related to the ESPP.
     Employee stock-based compensation expense under SFAS 123R recognized in the three and six month ended June 30, 2008 was $984,000 and $1,658,000, respectively. For the three and six months ended June 30, 2007, the Company recognized approximately $298,000 and $507,000, respectively.
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
     The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005 and we began commercial sale of the OmniPod System in the United States in October 2005. We have progressively expanded our marketing and sales efforts from an initial focus in the Eastern United States, as well as some key diabetes practitioners, academic centers and clinics elsewhere in the United States, then to the Midwest and most recently to parts of the Western United States. As of June 30, 2008, the OmniPod System was available throughout the United States.
     We believe a key contributing factor to the overall attractiveness of the OmniPod System is the disposable OmniPod insulin infusion device. Each OmniPod is worn for up to three days before it is replaced, so in order to manufacture sufficient volumes of the OmniPod and achieve a low per unit production cost, we have designed the OmniPod to be manufactured through a highly automated process.
     To achieve profitability, we are seeking to reduce the per unit production cost for the OmniPod through installation of automated manufacturing equipment, collaboration with contract manufacturers and reduction of cost of supplies of raw materials and sub-assemblies,

     We are currently producing the OmniPod on a partially automated manufacturing line at our facility in Bedford, Massachusetts. During the third quarter of 2008, we expect to complete the planned automation of this manufacturing line. In addition to the existing manufacturing line in Bedford, we expect to complete construction of a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. The additional manufacturing line in China is expected to be completed during 2008. Pending construction and installation of the remaining automated manufacturing equipment that we plan to use, we are manually performing these steps in the manufacturing process, and this limits our ability to increase our manufacturing capacity and decrease our per unit cost of goods sold, thereby causing us to continue to incur gross losses.
     We currently purchase complete OmniPods as well as a sub-assembly of some of the OmniPod’s components from Flextronics, pursuant to our agreement with Flextronics entered into on January 3, 2007 and revised on October 4, 2007. We began to purchase complete OmniPods from Flextronics during the three months ended June 30, 2008. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The notice period is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination.
     Our OmniPod manufacturing capacity as of June 30, 2008 was approximately 200,000 OmniPods per month. We expect to complete the planned automation of our existing manufacturing line in Bedford, Massachusetts in the third quarter of 2008, and by purchasing complete OmniPods from Flextronics, we expect to increase the production capacity of OmniPods to in excess of 200,000 OmniPods per month toward the end of 2008. By increasing production volumes of the OmniPod, we will be able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This is important to allow us to achieve profitability.
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
     During the six months ended June 30, 2008, we made the OmniPod System available in all 50 states, the District of Columbia and Puerto Rico. We also increased our direct-to-consumer promotion and advertising activities. Among other activities, we began television advertising, and we intend to maintain, improve and refine our marketing efforts.
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
     Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2008, we incurred net losses of $23.7 million and $43.6 million, respectively. As of June 30, 2008, we had an accumulated deficit of $199.2 million. We have financed our operations through the private placement of equity securities, public offerings of our common stock as well as a private placement of our convertible debt. As of June 30, 2008, we had $85 million of convertible debt outstanding. Since inception, we have received net proceeds of $326.9 million from the issuance of redeemable convertible preferred stock, common stock and convertible debt.
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
Convertible Notes and Repayment and Termination of Term Loan
     In June 2008, we sold $85 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount. We do not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.
     If a holder elects to convert its 5.375% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 5.375% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option, and are set forth in the Indenture for the 5.375% Notes. In no event will the shares issuable upon conversion of a note exceed 62.7746 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 5.375% Notes).
     We incurred interest expense of approximately $190,000 for the three months ended June 30, 2008, related to the 5.375% Notes. We incurred deferred financing costs related to this offering of approximately $3.4 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the five year term of the notes.
     We received net proceeds of approximately $81.6 million from this offering. Approximately $23.2 million of the net proceeds from this offering were used to repay and terminate our outstanding term loan and we intend to use the remainder for general corporate purposes. On June 16, 2008, we repaid the entire outstanding principal balance, plus accrued and unpaid interest, under our existing term loan in the aggregate of approximately $21.8 million. Additionally, we paid a prepayment fee related to the term loan of approximately $436,000, a termination fee related to the term loan of $900,000, and incurred certain other expenses related to the repayment and termination of the term loan. We incurred interest expense of approximately $858,000 and $1.5 million for the three and six months ended June 30, 2008 respectively, and approximately $858,000 and $1.7 million for the three and six months ended June 30, 2007 respectively, related to the term loan. The term loan was subject to a loan origination fee of $900,000, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $570,000 was written off at the repayment and termination date. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering. We recorded the $835,000 fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, we recognized approximately $497,000 as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
Financial Operations Overview
     Revenue. Revenue is recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104 (“SAB 104”) and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists (“SFAS 48”). We derive nearly all of our revenue from the sale of the OmniPod System directly to patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and our Interactive Training CD, and from the follow-on sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. For the three and six months ended June 30, 2008 and for preceding periods, materially all of our revenue was derived from sales within the United States.
     We recognize the payment of an agreement fee under the first amendment to our development and license agreement with Abbott Diabetes Care, Inc. (“Abbott”) over the term of the agreement.
     Prior to January 1, 2008, we deferred recognition of revenue from the OmniPods and Starter Kit shipped as part of a customer’s initial shipment for forty-five days during which time the items could be returned and completely refunded. Effective for shipments made after December 31, 2007, we have deferred revenue based on estimated returns, assessment of collectibility and the transfer or risk and title. If we had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of June 30, 2008 would have been larger by $1.1 million compared to the amount recorded as of June 30, 2008. As of June 30, 2008, the balance of deferred revenue was $1.7 million, which includes the current portion of deferred revenue related to an agreement fee received under the first amendment to our development agreement with Abbott.
     Cost of revenue. Cost of revenue consists primarily of raw materials, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, distribution, freight and packaging costs. For the remainder of 2008, we expect the cost of revenue to decrease as a percentage of revenue due to expected reductions in per-unit raw materials costs associated with volume purchase discounts and increases in our OmniPod manufacturing capacity as the supply of complete OmniPods and subassemblies from Flextronics increases and our OmniPod manufacturing process becomes more automated. The increase in our OmniPod manufacturing capacity is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not increase or we are not successful in our efforts to automate the OmniPod manufacturing process, then the average cost of revenue per OmniPod may not decrease and we may continue to incur gross losses.
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
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs and costs related to our facilities. We expect general and administrative expenses to increase compared to 2007 as we add personnel and use of external services in support of our commercial expansion.
Results of Operations
     The following table presents certain statement of operations information for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(In thousands)
	(Unaudited)
Revenue	$7,417	$3,212	131%	$14,088	$5,220	170%
Cost of revenue	9,785	6,899	42%	19,783	11,471	72%

Gross loss	(2,368)	(3,687)	36%	(5,695)	(6,251)	9%
Operating expenses:
Research and development	3,382	2,520	34%	6,306	4,990	26%
General and administrative	5,395	2,798	93%	10,592	5,457	94%
Sales and marketing	10,994	3,404	223%	19,559	6,508	201%

Total operating expenses	19,771	8,722	127%	36,457	16,955	115%

Operating loss	(22,139)	(12,409)	78%	(42,152)	(23,206)	82%

Other income (expense), net	(1,743)	(263)	563%	(1,604)	(1,026)	56%

Net loss	$(23,882)	$(12,672)	88%	$(43,756)	$(24,232)	81%

Comparison of the Three and Six Months Ended June 30, 2008 and 2007
Revenue
     Our total revenue was $7.4 million and $14.1 million for the three and six months ended June 30, 2008, respectively, compared to $3.2 million and $5.2 million for the same periods in 2007. The increase in revenue is primarily due to an increased number of patients using the OmniPod. Furthermore, due to a change in our estimate of deferred revenue, revenue for the three and six months ended June 30, 2008 was impacted unfavorably by $131,000 and favorably by $1,080,000, respectively. As we continue our sales and marketing efforts, and add more patients that use the OmniPod System, we expect our revenue to increase.
Cost of Revenue
     Cost of revenue was $9.8 million and $19.8 million for the three and six months ended June 30, 2008, respectively, compared to $6.9 million and $11.5 million for the same periods in 2007. The increase is due to increased sales volume. Cost of revenue includes adjustment of inventory to lower of cost or market and indirect costs. The per-unit cost to manufacture the OmniPod decreased in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, resulting in improvement of our gross margin. The decrease is a result of increased production volumes, which improved the absorption of manufacturing overhead costs, increased purchases of subassemblies with a lower cost from Flextronics, and supplies of complete OmniPods from Flextronics.

Research and Development
     Research and development expenses increased $862,000, or 34%, to $3.4 million for the three months ended June 30, 2008 compared to $2.5 million for the same period in 2007. Research and development expenses increased $1.3 million, or 26%, to $6.3 million for the six months ended June 30, 2008, compared to $5.0 million for the same period in 2007. For the three months ended June 30, 2008, the increase in research and development expenses was primarily attributable to an increase of $547,000 in employee related expenses, $447,000 for increased consulting services related to our ongoing development projects and $50,000 for other expenses, partly offset by a reduction of $114,000 in prototype expenses, and a reduction of $67,000 for tools and supplies. For the six months ended June 30, 2008, the increase in research and development expenses was primarily attributable to an increase of $753,000 in consulting services related to our ongoing development projects, $602,000 increase in employee related expenses, $103,000 for tools and supplies and $51,000 for other expenses, partly offset by a reduction of $193,000 in prototype expenses.
General and Administrative
     General and administrative expenses increased $2.6 million, or 93%, to $5.4 million for the three months ended June 30, 2008, compared to $2.8 million for the same period in 2007. General and administrative expenses increased $5.1 million, or 94%, to $10.6 million for the six months ended June 30, 2008, compared to $5.5. million for the same period in 2007. For the three months ended June 30, 2008, the increase in general and administrative expenses was primarily due to an increase of $1.2 million in employee compensation and benefit costs associated with the hiring of additional employees, $245,000 in distribution expenses, $226,000 related to increased allowances and write-offs for doubtful trade accounts receivables, $166,000 in consulting and legal expenses, $146,000 in depreciation expense, $117,000 in insurance expenses, $94,000 in travel expenses, and $393,000 in various other expense categories. For the six months ended June 30, 2008, the increase in general and administrative expenses was primarily due to an increase of $2.0 million in employee compensation and benefit costs associated with the hiring of additional employees, $757,000 related to increased allowances and write-offs for doubtful trade accounts receivables, $498,000 in consulting and legal expenses, $456,000 in distribution expenses, $288,000 in insurance expenses, $278,000 in depreciation expense, $183,000 in travel expenses, and $652,000 in various other expense categories.
Sales and Marketing
     Sales and marketing expenses increased $7.6 million, or 223%, to $11.0 million for the three months ended June 30, 2008, compared to $3.4 million for the same period in 2007. Sales and marketing expenses increased $13.1 million, or 201%, to $19.6 million for the six months ended June 30, 2008, compared to $6.5 million for the same period in 2007. For the three months ended June 30, 2008, the increase in sales and marketing expenses was primarily due to an increase of $3.1 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing areas, $2.1 million related to Patient Demonstration Kits, $1.5 million in travel and trade show expenses used to support our selling efforts, $789,000 in outside consulting services, which include our external trainers, and $132,000 in other expenses. For the six months ended June 30, 2008, the increase in sales and marketing expenses was primarily due to an increase of $5.9 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing areas, $3.0 million related to Patient Demonstration Kits, $2.6 million in travel and trade show expenses used to support our selling efforts, $1.5 million in outside consulting services, which include our external trainers, and $100,000 in various other expense categories.
Other Income (Expense)
     Interest income was $360,000 and $1.1 million for the three and six months ended June 30, 2008, respectively, compared to $713,000 and $1.0 million for the same periods in 2007. For the three months ended June 30, 2008, the decrease was caused primarily by lower cash balances and interest rates. For the six months ended June 30, 2008, the impact of higher average cash balances was offset by lower interest rates. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $2.1 million and $2.7 million for the three and six months ended June 30, 2008, respectively, compared to $1.0 million and $2.0 million for the same periods in 2007. For the three months ended June 30, 2008, the increased expenses were primarily caused by $1.5 million related to the repayment and termination of our term loan, partly offset by lower interest payment on the term loan, due to lower principal balances and interest rates. For the six months ended June 30, 2008, the increase was caused by $1.5 million related to the repayment and termination of our term loan, partly offset by lower interest payments on our term loan due to lower principal balances and interest rates.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placement of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of June 30, 2008, we had $85.0 million of convertible debt outstanding. Since inception, we have received net proceeds of $326.9 million from the issuance of redeemable convertible preferred stock, common stock and convertible debt. As of June 30, 2008, we had $99.1 million in cash and cash equivalents. We believe that our current cash and cash equivalents, including the net proceeds from our initial and secondary public offerings and offering of convertible debt, together with our short-term investments and the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Resources
     In June 2008, we sold $85 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, per $1,000 principal amount of the 5.375% Notes, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount. We do not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.
     We received net proceeds of approximately $81.6 million from this offering. On June 16, 2008, we used a portion of the net proceeds to repay the entire outstanding principal balance, plus accrued and unpaid interest, under our existing term loan in the aggregate of approximately $21.9 million in its entirety. Additionally, we paid a prepayment fee related to the term loan of approximately $436,000, a termination fee related to the term loan of $900,000, and incurred certain other expenses related to the repayment and termination of the term loan.
     See “—Overview—Convertible Notes and Repayment and Termination of Term Loan” above for more information about the private placement of our convertible notes and the repayment and termination of our term loan.
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash used in operating activities	$(42,212)	$(21,399)
Net loss	$(43,756)	$(24,232)
     For each of the periods above, the increase in net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization and stock-based compensation expense as well as changes to working capital. Significant uses of cash from operations include increases in accounts receivable and inventory and other current assets. The increase in accounts receivable is primarily attributable to our increased sales, and to some extent increased aging of receivable balances. Accounts receivable are shown net of increased allowances for doubtful debt in the consolidated balance sheets. The increase in inventory balance is caused by the recent increase of our production volume made possible by increased capacity. Cash used in operating activities is partly offset by increases in accounts payable, accrued expenses and deferred revenue.
Investing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash used in investing activities	$(7,824)	$(5,510)
Cash provided (used) by financing activities	$54,556	$113,496
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of June 30, 2008, we had an outstanding letter of credit which totaled $200,000 to cover our security deposits for lease obligations. This letter of credit will expire on October 30, 2009.
Capital Expenditures
     During the remainder of 2008, we will be expending funds in connection with, among other things, our efforts to expand our automated manufacturing process and increase our production capacity, and expand our sales and marketing activities. We expect total capital expenditure purchases in the full year 2008 to be at least $10 million in connection with our efforts to expand our automated manufacturing process and increase our manufacturing capacity.
Off-Balance Sheet Arrangements
     As of June 30, 2008, we did not have any off-balance sheet financing arrangements.

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
     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval.

•	Transfer of title and risk and rewards of ownership are passed to the patient upon the patient’s receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
     We have considered the requirements of Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables, when accounting for the OmniPods and Starter Kits. EITF 00-21 requires us to assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     We offer a 45-day right of return for its Starter Kits sales, and in accordance with SFAS No. 48, Revenue Recognition When the Right of Return Exists, we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities.

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
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2008, we had no interest and penalty accrual or expense.
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
     In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for fiscal years that began after November 15, 2007. We adopted SFAS 159 in the first quarter of 2008. The adoption of SFAS-159 did not have a material effect on our financial position, results of operations, or cash flows.
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
     In May 2008, the FASB issued Staff Position No. Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. FSP APB 14-1 also specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We are currently evaluating the effect of FSP APB 14-1 and have not yet determined the impact of the standard on our financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We ares currently evaluating the potential effect of implementing this standard.
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
     As of June 30, 2008, we had outstanding debt recorded at $85.0 million related to our 5.375% convertible notes. As the interest rate on the notes is fixed, changes in interest rates do not affect the value of our debt.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2008, management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
We may not be able to generate sufficient cash to service all of our indebtedness, including our 5.375% Convertible Senior Notes due June 15, 2013, and may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
     Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the $85 million in indebtedness incurred in connection with the sale in June 2008 of 5.375% Convertible Senior Notes due June 15, 2013. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
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
     As of June 30, 2008, we have used approximately $83.3 million of the net proceeds we received from the offering for working capital and other general corporate purposes, including the financing our growth, the expansion of our OmniPod production capacity, the continued expansion of our sales and marketing activities and the funding of our research and development efforts. Pending such usage, we have invested the net proceeds in short-term, interest-bearing investment-grade securities. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     At the Annual Meeting of Stockholders held on May 8, 2008 our stockholders voted as follows:
(a)	To elect three members to the Board of Directors as Class I Directors, to serve until the Company’s 2011 annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Nominee	Vote "For"	Vote "Withheld"
Alison de Bord	21,977,367	508,261
Regina Sommer	22,193,467	292,161
Joseph Zakrzewski	22,195,667	289,961
There were no broker non-votes or abstentions with respect to this matter. The terms in office of Ross Jaffe, M.D., Gary Eichhorn, Charles Liamos, Duane DeSisto and Steven Sobieski continued after the annual meeting.

(b)	To approve an amendment to the Company’s 2007 Stock Option and Incentive Plan to increase the aggregate number of shares authorized for issuance under such plan by 600,000 shares of the Company’s common stock.

Vote "For"	Vote "Against"	Abstentions	Broker Non-Votes
12,619,980	7,468,918	7,938	2,388,792

(c) To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Vote "For"	Vote "Against"	Abstentions	Broker Non-Votes
22,327,288	7,293	151,047	—
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Document

4.1(1)	Indenture, dated as of June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

10.1(2)	Amendment to the Company’s 2007 Stock Option and Incentive Plan.

10.2(2)	Executive Severance Plan

10.3(1)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

31.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number	Description of Document

31.2*	Certification of Carsten Boess, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Duane DeSisto, President and Chief Executive Officer, and Carsten Boess, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to Insulet Corporation’s Current Report on Form 8-K filed on June 20, 2008 (File No. 001-33462).

(2)	Incorporated by reference to Insulet Corporation’s Current Report on Form 8-K filed on May 14, 2008 (File No. 001-33462).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: August 13, 2008	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2008	/s/ Carsten Boess
Carsten Boess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.1(1)	Indenture, dated as of June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

10.1(2)	Amendment to the Company’s 2007 Stock Option and Incentive Plan.

10.2(2)	Executive Severance Plan

10.3(1)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

31.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Carsten Boess, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Duane DeSisto, President and Chief Executive Officer, and Carsten Boess, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to Insulet Corporation’s Current Report on Form 8-K filed on June 20, 2008 (File No. 001-33462).

(2)	Incorporated by reference to Insulet Corporation’s Current Report on Form 8-K filed on May 14, 2008 (File No. 001-33462).