Form 10-K
period 2008-12-31
INSULET CORP
filed 2009-03-16
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-33589

INSULET CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3523891
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
9 Oak Park Drive Bedford, Massachusetts	01730 (Zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock, without par value, held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2008 was approximately $248 million. In making such calculation, the registrant does not determine whether any director, officer or other holder of Common Stock is an affiliate for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 5, 2009:

Title of Class	Shares Outstanding

Common Stock, $0.001 par value	27,835,393

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a medical device company that develops, manufactures and markets an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System, or OmniPod System, which consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager, is the only commercially-available insulin infusion system of its kind. Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provide for virtually pain-free automated cannula insertion, communicate wirelessly and integrate a blood glucose meter. We believe that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.

The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005 and we began commercial sale of the OmniPod System in the United States in October 2005. Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts from an initial focus in the Eastern United States, to providing availability of the OmniPod System in the entire United States. We focus our sales and marketing efforts towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetic patients, as well as individual diabetic patients.

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

Diabetes is typically classified as either Type 1 or Type 2.

•	Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin therapy, typically administered via injections or conventional insulin pumps, to survive.

•	Type 2 diabetes, the more common form of diabetes, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, Type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population, due primarily to increasing childhood obesity. Initially, many people with Type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and/or oral medications. As their diabetes advances, some patients progress to multiple drug therapy, which often includes insulin therapy. Recent guidelines, including those published by the American Diabetes Association in 2006, suggest more aggressive treatment for people with Type 2 diabetes, including the early adoption of insulin therapy and more frequent testing. It is now becoming more accepted for insulin therapy to be started earlier in people with Type 2 diabetes, and, in some cases, as part of the initial treatment.

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

Sales and Marketing

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes and third-party payors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. In addition, we are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients.

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

Advertising.  We promote the OmniPod System and its benefits through targeted advertising in media outlets directed at diabetic patients, such as television programs and magazines.

Marketing research.  In addition to our initiatives focused on healthcare professionals and patients, we also plan to continue evaluating the benefits of the OmniPod System in marketing research efforts to assess certain aspects of the efficacy of the OmniPod System.

Distributor arrangements.  We have expanded our distribution networks to include relationships with third-party distributors in order to increase market awareness and sales of our products.

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

Training.  We believe that the amount of effort required for healthcare professional offices to train patients to use CSII therapy has been a key barrier limiting penetration of this therapy. With the fewest steps required to start insulin delivery, compared to conventional insulin pumps, the OmniPod System was designed to be easy to use and to significantly reduce the burden associated with training patients to use CSII therapy.

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

Our customer support staff is proactively involved with both healthcare professionals and patients. When a patient initiates an order for the OmniPod System, our customer support staff assists the patient with completing order forms and collecting additional data as required by the patient’s insurance provider. Once the order forms are complete, we investigate the patient’s insurance coverage for the OmniPod System and contact the customer to notify them of applicable coverage available under the patient’s insurance. We believe it is important from a customer satisfaction perspective, as well as a healthcare professional perspective, that we handle the insurance investigation process accurately, efficiently and promptly, and that we, therefore, are capable of scaling our capacity to meet increasing demand. We also offer healthcare professionals assistance in generating insurance appeals for customers who are denied coverage. We believe that our insurance investigation infrastructure will enable us to effectively support the growing demand for the OmniPod System.

Upon approval from the customer, the customer’s order is typically shipped to the customer’s home and our customer support staff notifies the provider of the shipment date and reviews training plans with the customer. A customer support representative contacts customers to arrange and schedule subsequent shipments of OmniPod supplies, which are typically shipped every three months. In addition, patients can be placed on automatic re-order for OmniPod supplies, simplifying the diabetes management process and preventing patients from experiencing inadvertent supply shortages.

Our third-party distributors generally manage and perform the training and customer support activities for their sales of the OmniPod System.

Research and Development

Our current research and development efforts are focused primarily on increased functionality, design for ease-of-use and reduction of production costs of the OmniPod System. We are also working toward the integration of our existing OmniPod System with continuous glucose monitoring technology.

We have agreements with both Abbott Diabetes Care Inc. and DexCom Inc. to develop systems that will enable the OmniPod System PDM to receive and display continuous glucose data from Abbott’s continuous glucose monitor, the FreeStyle Navigator®, and DexCom’s continuous glucose monitor, the SEVEN® System. To date, the FDA has approved, as an adjunct to traditional self-testing, a limited number of continuous glucose monitoring systems, including those manufactured by Abbott Diabetes Care, Inc., Medtronic, Inc. and DexCom Inc. All of these products have limited capabilities, and none of them is labeled as a substitute for current blood glucose testing where patients need to draw blood for testing. This means that no continuous glucose monitor, whether currently on the market or pending FDA approval, can be used to determine insulin infusion amounts. It is unknown when, if ever, any continuous glucose monitoring systems will be approved as a replacement for current blood glucose monitors.

We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We plan to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. In June 2008, we announced an agreement with Ferring Pharmaceuticals, of Saint Prex, Switzerland, to develop the OmniPod System for the delivery of a Ferring drug. Under the terms of the agreement with Ferring, Ferring will fund development of a custom version of the OmniPod’s Personal Diabetes Manager and, upon completion of the development, will agree to purchase minimum quantities of the OmniPod Systems over a five year period, beginning in 2009. However, there can be no assurance that we will be able to adapt the OmniPod System technology for further uses or successfully compete in new therapeutic areas.

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

We are currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods from Flextronics, pursuant to our agreement with Flextronics entered into on January 3, 2007 and revised on October 4, 2007. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and, as a result, reduce our per unit production cost. We also produce certain sub-assemblies for the OmniPod as well as maintain packaging operations in our facility in Bedford, Massachusetts.

To achieve profitability, we are seeking to increase manufacturing volume and reduce the per unit production cost for the OmniPod by collaborating with contract manufacturers and reducing the cost of raw materials and sub-assemblies. Prior to June 30, 2008, the sale price of the OmniPod System was not sufficient to cover our production costs. During the third quarter, we incurred production costs for the OmniPod which were lower than its selling price, primarily due to increased production volumes of the OmniPod, which improved absorption of manufacturing overhead costs and reduced our raw material costs, and we have consequently been able to achieve positive gross margin on sales of our OmniPod System. Our OmniPod manufacturing capacity at the end of 2008 was in excess of 250,000 OmniPods per month.

We rely on outside vendors for most of the components, some sub-assemblies, and various services used in the manufacture of the OmniPod System. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and on Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, Flextronics currently supplies complete OmniPods. Each of these suppliers is a sole-source supplier. To date, we have not experienced significant disruption of these components and services. For certain of these components, arrangements for additional or replacement suppliers will take time and result in delays, in part because of the vendor qualification process required under FDA regulations and because of the custom nature of various parts we design. Any interruption or delay in the supply of components, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Generally, all outside vendors produce the components to our specifications and in many instances to our designs, and they are audited annually by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for our devices. Our Quality Assurance Department also inspects and tests our devices at various steps in the manufacturing cycle to facilitate compliance with our devices’ stringent specifications. We have received approval from TÜV America Inc., a Notified Body to the International Standards Organization, or ISO, of our quality system standards. These approvals are ISO 13485 standards that include design control requirements. Certain processes utilized in the manufacture and test of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our suppliers and sterilizer are subject to periodic inspection by the FDA and certain corresponding state agencies.

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

Patents.  As of December 31, 2008, we had obtained 18 issued United States patents, and had 18 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. Our issued U.S. patents expire between 2020 and 2022, assuming we pay all required maintenance fees. We are also seeking patent protection for our proprietary technology in Europe, China, Japan, India and other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the OmniPod System;

•	the OmniPod shape memory alloy drive system;

•	the OmniPod System cannula insertion system; and

•	various novel aspects of the OmniPod System and potential next generation OmniPod Systems.

On January 23, 2002, we entered into a development and license agreement with TheraSense, Inc., regarding the incorporation of the FreeStyle blood glucose meter in the PDM. TheraSense was subsequently acquired by Abbott Laboratories and is currently a wholly-owned subsidiary of Abbott Laboratories known as Abbott Diabetes Care, Inc., or Abbott. Under this agreement, we were granted a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the Abbott FreeStyle blood glucose meter for the purpose of making, using and selling the OmniPod System incorporating an Abbott FreeStyle blood glucose meter. On March 3, 2008, we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. In connection with the execution of the amendment, we received a cash payment from Abbott as an agreement fee. Beginning July 1, 2008, Abbott agreed to pay an amount to us for services we perform in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement.

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

Trademarks.  We have registered the trademarks OMNIPOD and the OMNIPOD design with the United States Patent and Trademark Office on the Principal Register. We have applied with the United States Patent and Trademark Office to register the trademark INSULET. The INSULET mark is subject to an ongoing opposition proceeding.

Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States are Animas Corporation, a division of Johnson & Johnson, Deltec, a division of Smiths Medical MD, Inc., and Roche Diagnostics, a division of F. Hoffmann-La Roche, Ltd.

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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medingo, Nilimedix, Sensile Medical, M2 Medical, Phluid Corporation, Seattle Medical, Starbridge Medical Systems, Novo Nordisk A/S and Abbott Laboratories.

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

FDA’s Pre-Market Clearance and Approval Requirements.  Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval, or PMA, from the FDA. We have obtained 510(k) clearance for the OmniPod System. We expect that the product under development by us, integrating continuous glucose monitoring capability with our existing OmniPod System would require a PMA. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt.

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

Third-Party Reimbursement

Our products are generally reimbursed by third-party payors and we bill those payors for products provided to patients. Our fulfillment and reimbursement systems are fully integrated such that product is generally shipped only after confirmation of a physician’s valid statement of medical necessity and current health insurance information. We maintain an insurance benefits investigation department which works to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement.

We continue to work with additional third-party payors in the U.S. to establish coverage contracts for the OmniPod System. Our coverage contracts with third-party payors typically have a term of between one and three years and set coverage amounts during that term. Typically, coverage contracts will automatically renew for specified incremental periods upon expiration, unless one of the parties terminates the contract.

We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. We believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate. We continue to seek appropriate coding verification for Medicare reimbursement. As a result, we have decided to focus our principal efforts in establishing reimbursement for the OmniPod System on negotiating coverage contracts with private insurers.

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

Employees

As of December 31, 2008, we had 294 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

Risks Relating to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the fiscal year ended December 31, 2008, our gross loss from the manufacture and sale of the OmniPod System was $4.6 million. Although we have recently achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for 2008, 2007 and 2006 were $92.8 million, $53.5 million and $36.2 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, and as of December 31, 2008, we had an accumulated deficit of $248.4 million.

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

Our sole product is the OmniPod System, which we introduced to the market in October 2005. We expect to derive substantially all of our revenue from the sale of this product. Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the devices that comprise the OmniPod System. Our sales of the OmniPod System may be negatively impacted by many factors, including:

•	the failure of the OmniPod System to achieve acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors and people with insulin-dependent diabetes;

•	manufacturing problems;

•	actual or perceived quality problems;

•	changes in reimbursement rates or policies relating to the OmniPod System by third-party payors;

•	claims that any portion of the OmniPod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the OmniPod System;

•	damage, destruction or loss of any of our automated assembly units;

•	conversion of patient referrals to actual sales of the OmniPod System;

•	collection of receivables from our customers;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the OmniPod System or our competitors’ products.

If any of these events occurs, our ability to generate revenues could be significantly reduced.

Our ability to achieve profitability from a current net loss level will depend on our ability to reduce the per unit cost of producing the OmniPod by increasing our customer orders and manufacturing volume.

Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. During 2008, we completed construction of a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. Our manufacturing capacity at the end of 2008 was in excess of 250,000 OmniPods per month. We believe we can increase production levels on our existing manufacturing line by, among other actions, running an additional shift to the extent warranted by increased orders. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. The occurrence of one or more factors that negatively impact our sales of the OmniPod System may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

Adverse changes in general economic conditions in the United States could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy is currently undergoing unprecedented turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by these recessionary trends. For example, patients who have lost their jobs may no longer be covered by an employee-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the recession on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, the impacts of the recession on our existing patients may cause some of them to cease purchasing OmniPods and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenues, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.

The severe recession has impacted the financial stability of many private health insurers. As a result, it has been reported that some insurers are scrutinizing claims more rigorously and delaying or denying reimbursement more often. Since the sale of the OmniPod System is generally dependent on the availability of third-party reimbursement, any delay or decline in such reimbursement will adversely affect our revenues.

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

We believe that our current cash and cash equivalents, including the net proceeds from our public and private offerings and draw downs on our up to $60 million credit facility, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2009.

We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

The facility agreement we entered into on March 13, 2009 with certain institutional accredited investors, contains restrictions on our ability to incur certain indebtedness without the prior consent of our lenders. In addition, our ability to complete the debt financing discussed above and raise additional capital may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the U.S. and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain future additional capital on terms favorable to us or our stockholders.

If we are unable to raise additional capital due to these or other factors, we may need to further manage our operational expenses to reflect these external factors, including potentially curtailing our planned development activities. If we cannot raise additional funds in the future on acceptable terms, we may not be able to develop new products, execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements. If any of these events occur, it could adversely affect our business, financial condition and results of operations.

We are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations.

We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, we expanded the scope of our existing contract manufacturing agreement with a subsidiary of Flextronics International Ltd. in China to provide the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

In order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third party suppliers located outside the United States. For example, currently all of our OmniPods are manufactured on a partially automated manufacturing line at a facility in China operated by Flextronics International Ltd. As a result, our business is subject to risks associated with doing business internationally, including:

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

In particular, our future success will depend in large part on our ability to anticipate and effectively manage these and other risks associated with doing business in China. Any of these factors may have a material adverse effect on our production capacity and, consequently, our business, financial condition and results of operations.

Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors could adversely affect our business, financial condition and results of operations.

We expect that sales of the OmniPod System will be limited unless a substantial portion of the sales price of the OmniPod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers. As of December 31, 2008, we had entered into contracts establishing reimbursement for the OmniPod System with national and regional third-party payors which provide reimbursement for patients residing in all 50 states. While we anticipate entering into additional contracts with other third-party payors, we cannot assure you that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Also, healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for the OmniPod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the OmniPod System. We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. Currently, we believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate and we are therefore in the process of seeking appropriate coding verification. As a result, we have focused our efforts in establishing reimbursement for the OmniPod System by negotiating contracts with private insurers. Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

We face competition from numerous competitors, most of whom have far greater resources than we have, which may make it more difficult for us to achieve significant market penetration and which may allow them to develop additional products for the treatment of diabetes that compete with the OmniPod System.

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States are Animas Corporation, a division of Johnson & Johnson, Deltec, a division of Smiths Medical MD, Inc. and Roche Diagnostics, a division of F. Hoffman-La Roche Ltd.

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

Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. For example, other diabetes-focused pharmaceutical companies, including Abbott Laboratories, Eli Lilly and Company, Novo Nordisk A/S and Takeda Pharmaceuticals Company Limited, are developing similar products. All of these competitors are large, well-capitalized companies with significantly greater product development resources than us. If an existing or future competitor develops a product that competes with or is superior to the OmniPod System, our revenues may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products were to gain acceptance by healthcare professionals, people with insulin-dependent diabetes or third-party payors, a downward pressure on prices could result. If prices were to fall, we may not improve our gross margins or sales growth sufficiently to achieve profitability.

Technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete.

The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenues and future profitability. We have an agreement with Abbott Diabetes Care, Inc., a global healthcare company that develops continuous glucose monitoring technology, to develop a product that will integrate the receiver portion of Abbott’s continuous glucose monitor, the FreeStyle Navigator, with the OmniPod System PDM. The FreeStyle Navigator has recently received FDA approval. We have a similar agreement with DexCom, Inc., a leading provider of continuous glucose monitoring systems for people with diabetes, to develop a product that will integrate the receiver portion of DexCom’s continuous glucose monitor, currently marketed as the SEVEN System, with the OmniPod System PDM. Medtronic, Inc. has developed an FDA-approved product combining continuous glucose sensing and CSII therapy and if we fail to do so, we may be at a significant competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for the current clinical applications for which we market our OmniPod System, which includes the use of U-100, which is a common form of insulin. However, our clearances can be revoked if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, the OmniPod System in a timely fashion or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. We also are subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacturing of our devices, labeling regulations and medical device reporting regulations, which require us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notification, or orders for repair, replacement or refunds;

•	voluntary or mandatory recall or seizure of our current or future products;

•	administrative detention by the FDA of medical devices believed to be adulterated or misbranded;

•	imposing operating restrictions, suspension or shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses or modifications to the OmniPod System;

•	rescinding 510(k) clearance or suspending or withdrawing pre-market approvals that have already been granted; and

•	criminal prosecution.

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

A key to driving our revenue growth is the retention of a high percentage of our customers. We have developed retention programs aimed at both the healthcare professionals and the patients, which include appeals assistance, patient training, 24/7 customer support and an automatic re-order program for patients. Since we began shipping the OmniPod System in October 2005, we have had a satisfactory customer retention rate; however, we cannot assure you that we will maintain this retention rate in the future. Current uncertainty in global economic conditions, rising unemployment and negative financial news may negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or otherwise, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers would negatively impact our revenue growth and may have a material adverse effect on our business, financial condition and results of operations.

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

If we expand, or attempt to expand, into foreign markets, we will be subject to new business risks, including:

•	failure to fulfill foreign regulatory requirements on a timely basis or at all to market the OmniPod System or other future products;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign countries;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign partners, distributors or sales or marketing agents;

•	limited protection for intellectual property rights in some countries;

•	difficulty in collecting accounts receivable and longer collection periods;

•	costs of enforcing contractual obligations in foreign jurisdictions;

•	recessions in economies outside of the United States;

•	political instability and unexpected changes in diplomatic and trade relationships;

•	currency exchange rate fluctuations; and

•	potentially adverse tax consequences.

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

Substantially all of our operations are conducted at a single location and substantially all of our inventory is held at a single location; any disruption at either of these locations could increase our expenses.

Substantially all of our manufacturing of complete OmniPods is currently conducted at a single location on a manufacturing line owned by us at a facility located in China, operated by a subsidiary of Flextronics International, Ltd. We take precautions to ensure Flextronics safeguards our assets, including insurance and health and safety protocols. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing equipment, or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

In addition, substantially all of our inventory is held at a single location in Billerica, Massachusetts. We take precautions to safeguard our facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

Our success will depend on our ability to attract and retain our personnel.

We have benefited substantially from the leadership and performance of our senior management. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as clinicians and engineers, is intense and there can be no assurances that we will be able to retain our personnel. The loss of the services certain members of our senior management, clinicians or engineers could prevent or delay the implementation and completion of our objectives, or divert management’s attention to seeking a qualified replacement.

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

Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts the entire United States. As we expand our sales internationally, we will need to obtain reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.

We expect to continue to increase our manufacturing capacity, our personnel and the scope of our U.S. and international sales and marketing efforts. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations. In order to manage future growth, we will be required to improve existing, and implement new, management systems, sales and marketing efforts and distribution channels. We will need to manage our relation with Flextronics going forward. We may also need to partner with additional third-party suppliers to manufacture certain components of the OmniPod System and complete additional manufacturing lines in the future. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to manufacture sufficient inventory or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the OmniPod System in a timely manner and our results of operations may be adversely affected.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the $85.0 million in indebtedness incurred in connection with the sale in June 2008 of 5.375% Convertible Senior Notes due June 15, 2013. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.

We need to expand our distribution network to maintain and grow our business and revenues. If we fail to expand and maintain an effective sales force or successfully develop our relationship with distributors, our business, prospects and brand may be materially and adversely affected.

We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. In addition, we currently utilize a limited number of domestic distributors. As part of our growth plan, we intend to increase the number of distributors we utilize to distribute our OmniPod System. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could even decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.

As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and a registered public accounting firm’s attestation report on this assessment. If we are not successful in establishing effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the Securities and Exchange Commission. Additionally, even if there are no inaccuracies or omissions, we will be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The NASDAQ Global Market or any other securities exchange on which it is then listed.

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

At times, the fluctuations in the market price of our common stock have often been unrelated or disproportionate to our operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During 2008, our stock price has experienced volatility, with the closing price of our common stock on the NASDAQ Global Market having ranged from $25.87 on January 9, 2008 to $3.21 on November 20, 2008. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

We have been a public company only since May 2007. For the three month period ended December 31, 2008, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 372,000 shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders, including the holders of the warrants to purchase 3.75 million shares of our common stock issued in connection with the March 13, 2009 facility agreement, have rights, subject to some conditions, to require us to file registration statements covering their share or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We lease approximately 63,500 square feet of manufacturing, laboratory and office space in Bedford, Massachusetts under leases expiring in 2010 and 2014. Additionally, we lease approximately 14,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2012.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Market under the trading symbol “PODD” since our initial public offering on May 15, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low closing sales prices of our common stock, as reported by The NASDAQ Global Market, for each of the periods listed.

	High	Low

Fiscal Year 2007
Second Quarter (commencing May 15, 2007)	$15.96	$13.84
Third Quarter	$22.60	$13.68
Fourth Quarter	$27.46	$21.25
Fiscal Year 2008
First Quarter	$25.87	$12.79
Second Quarter	$20.17	$14.39
Third Quarter	$16.93	$13.00
Fourth Quarter	$13.32	$3.21

As of December 31, 2008, there were approximately 49 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph

The chart set forth below shows the value of an investment of $100 on May 15, 2007 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2008. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of 19 Month Cumulative Total Return*
Among Insulet Corp., The NASDAQ Composite Index
And The NASDAQ Health Care Index

*	$100 invested on 5/15/07 in stock & 4/30/07 in index-including reinvestment of dividends. Fiscal year ending December 31.

	5/15/2007	5/31/2007	6/30/2007	7/31/2007	8/31/2007	9/30/2007	10/31/2007	11/30/2007	12/31/2007
Insulet Corp.	100.00	92.86	88.97	87.84	110.40	136.28	156.89	172.06	147.12
NASDAQ Composite	100.00	103.27	103.23	101.07	102.69	107.57	113.58	105.42	104.81
NASDAQ Health Care	100.00	99.50	97.69	95.72	96.83	102.29	106.48	102.43	98.87

	1/31/2008	2/29/2008	3/31/2008	4/30/2008	5/31/2008	6/30/2008	7/31/2008	8/31/2008	9/30/2008	10/31/2008	11/30/2008	12/31/2008
Insulet Corp.	124.12	107.33	90.23	114.72	102.13	98.56	87.41	89.85	87.22	35.09	30.64	48.37
NASDAQ Composite	94.21	90.09	90.07	95.51	99.83	90.99	90.94	92.19	80.75	66.21	59.27	61.06
NASDAQ Health Care	94.35	92.36	91.38	92.16	94.17	91.42	101.09	99.98	93.11	81.09	74.32	79.02

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008.

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,996,584	$9.47	603,954
Equity compensation plans not approved by security holders(2)	—	—	—

Total	2,996,584	$9.47	603,954

(1)	Includes our 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan.

(2)	There are no equity compensation plans in place not approved by shareholders.

(3)	The maximum number of shares of our common stock that are authorized for issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2008 is 603,954 shares, which includes increases of 725,000 and 600,000 on January 1, 2008, and May 8, 2008, respectively. The amount will be increased on January 1, 2009, and on each January 1 thereafter through January 1, 2012, by a number of shares equal to 3% of the number of shares of our common stock outstanding as of the immediately preceding December 31, up to the maximum increase of 725,000 additional shares per year.

For more information relating to our equity compensation plans, see note 10 to our consolidated financial statements

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2008, nor issue any securities that were not registered under Securities Act of 1933.

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

As of December 31, 2008, we have used all of the net proceeds we received from our initial public offering for working capital and other general corporate purposes, including financing our growth, the expansion of our OmniPod production capacity, the continued expansion of our sales and marketing activities and the funding of our research and development efforts. There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue(1)	$36,059	$13,372	$3,663	$50	$—
Cost of revenue	40,643	25,733	15,660	1,530	—

Gross loss	(4,584)	(12,361)	(11,997)	(1,480)	—

Operating expenses:
Research and development	13,104	10,391	8,094	10,764	9,026
General and administrative	23,750	13,922	8,389	5,490	3,950
Sales and marketing	39,734	16,141	6,165	3,771	1,177
Restructuring and impairment of assets	8,170	1,027	—	—	—

Total operating expenses(2)	84,758	41,481	22,648	20,025	14,153

Operating loss	(89,342)	(53,842)	(34,645)	(21,505)	(14,153)

Other income (expense), net	(3,449)	377	(460)	(131)	332
Change in value of preferred stock warrant liability	—	(74)	(845)	—

Net loss	(92,791)	(53,539)	(35,950)	(21,636)	(13,821)
Accretion of redeemable convertible preferred stock	—	—	(222)	—	(64)

Net loss attributable to common shareholders	$(92,791)	$(53,539)	$(36,172)	$(21,636)	$(13,885)

Net loss per share basic and diluted	$(3.36)	$(3.21)	$(99.72)	$(70.95)	$(47.86)

Weighted-average number of shares used in calculating net loss per share(3)	27,611,003	16,688,418	362,750	304,962	290,140

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,663	$94,588	$33,231	$7,660	$23,999
Working capital	$71,531	$87,723	$785	$5,168	$22,151
Total assets	$109,229	$130,741	$57,140	$16,792	$27,121
Current debt	$—	$10,671	$29,222	$1,479	$11
Long-term debt, net of current portion(4)	$85,000	$16,006	$—	$8,302	$—
Other long-term liabilities	$2,987	$1,431	$316	$315	$—
Redeemable convertible preferred stock	$—	$—	$119,509	$69,500	$69,500
Total stockholders’ (deficit) equity	$4,274	$92,275	$(101,765)	$(66,091)	$44,509

(1)	We commercially launched the OmniPod Insulin Management System in October 2005. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Effective January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment. In accordance with the provision of Statement 123(R), we recognized expenses of $3.4 million in 2008, $1.5 million in

2007 and $0.3 million in 2006. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and 17.4 million redeemable convertible preferred stock converted into shares of common stock.

(4)	In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. See Note 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From inception through the year ended December 31, 2005, we devoted substantially all of our efforts to designing and developing the OmniPod System, raising capital and recruiting personnel. As a result, we were considered a development stage company pursuant to Statement of Financial Accounting Standards, or SFAS, No. 7, Accounting and Reporting by Development Stage Enterprises, through December 31, 2005. The year 2006 was the first year during which we were an operating company and were no longer in the development stage. In October 2005, we shipped our first commercial OmniPod System. Since October 2005, in order to align the demand for the OmniPod System with our capacity to manufacture the OmniPod, we have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System in the entire United States. We focus our sales towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetic patients. Our total revenues were $36.1 million, $13.4 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, construction was completed on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods pursuant to our agreement with Flextronics entered into on January 3, 2007 and revised on October 4, 2007. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we were able to substantially increase production volumes for the OmniPod and reduce our per unit production cost. We also produce certain sub-assemblies for the OmniPod as well as maintain packaging operations at our facility in Bedford, Massachusetts.

As a medical device company, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors, and we believe that substantially all of the units sold have been reimbursed by third-party payors, subject to applicable deductible and co-payment amounts. As we expand our sales and marketing focus, increase our manufacturing capacity and expand to international markets, we will need to maintain and expand available reimbursement for the OmniPod System.

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2008, 2007 and 2006, we incurred net losses of $92.8 million, $53.5 million and $36.2 million, respectively. As of December 31, 2008, we had an accumulated deficit of $248.4 million. We have financed our operations through the private placement of equity securities, public offerings of our common stock as well as a private placement of our convertible debt. As of December 31, 2008, we had $85.0 million of convertible debt outstanding. Since inception, we have received net proceeds of $327.0 million from the issuance of redeemable convertible preferred stock, common stock and convertible debt.

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

In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share. In connection with the private placement of our convertible debt, we received total gross proceeds of $85.0 million, or approximately $81.5 million in net proceeds after deducting the initial purchasers’ discounts and offering expenses.

On March 13, 2009, we entered into a facility agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million within fifteen business days of March 13, 2009, we may, but are not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we meet certain financial milestones. While we can not provide assurance that we will meet any or all of these financial milestones, based upon current estimates and assumptions, we expect to be able, at our discretion, to draw down at least an additional $26.0 million under this facility. Upon execution of this facility agreement, we issued to the lenders warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share in connection with the initial $27.5 million draw down from the facility. As noted above, pursuant to the facility agreement, we have the right to request from the lenders one or more cash disbursements in the minimum amount of $6.5 million per disbursement, and each such disbursement will be accompanied by the issuance to the lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of our common stock on the fifteen consecutive trading days beginning with the date following receipt by the lenders of the disbursement request. If we, in our discretion, draw down the entire $60.0 million credit facility, we will have issued warrants to purchase a total of 5.25 million shares of our common stock. See Note 14 for a summary of this financing.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for 2009 will be focused primarily on continuing to reduce our per-unit production costs, expanding sales to domestic and international markets and reducing our spending on manufacturing overhead and operating expenses. The continued expansion of our manufacturing capacity will help us to achieve lower material costs due to volume purchase discounts and improved absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States market and enter certain international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, particularly in light of the recession in the United States and the slowdown of economic growth in the rest of the world which is creating a challenging near term business environment. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, including the net proceeds from our public and private offerings and draw downs on our up to $60 million credit facility, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements through at least the end of 2009.

Convertible Notes and Repayment and Termination of Term Loan

In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount. We do not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.

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

We incurred interest expense of approximately $2.8 million for the year ended December 31, 2008, related to the 5.375% Notes. We incurred deferred financing costs related to this offering of approximately $3.5 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the five year term of the notes.

We received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the net proceeds from this offering was used to repay and terminate our existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. We are using the remainder for general corporate purposes. We incurred interest expense of approximately $1.5 million, $3.2 million and

$1.8 million on the term loan for the years ended December 31, 2008, 2007 and 2006 respectively. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was being amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. We recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, we recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.

In connection with the adoption of FSP APB 14-1 in the first quarter of 2009, we will reclassify a portion of the debt related to the 5.375% Notes to equity. We anticipate that the reclassification of approximately $20 to $30 million of long-term debt to equity will result in approximately $3 to $5 million in additional non-cash interest expense during 2009.

Financial Operations Overview

Revenues.  Revenues are recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104, or SAB 104, and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists, or SFAS 48. We derive most of our revenues from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenues are derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and our Interactive Training CD, and from the subsequent sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. During the years ended December 31, 2008, 2007 and 2006, materially all of our revenues were derived from sales within the United States.

In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the year ended December 31, 2008, we recognized $2.5 million of revenue, related to the amended Abbott agreement. There was no impact to cost of revenue related to this agreement.

Prior to January 1, 2008, we deferred recognition of revenue from the OmniPods and Starter Kit shipped as part of a customer’s initial shipment for 45 days during which time the items could be returned and completely refunded. Effective for shipments made after December 31, 2007, we have deferred revenue based on estimated returns, assessment of collectibility and the transfer of risk and title. If we had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of December 31, 2008 would have been larger by approximately $1.4 million. As of December 31, 2008 and 2007, the balance of deferred revenue was $4.0 million and $1.4 million, respectively, which includes the current portion of deferred revenue related to the agreement fee received under the first amendment to our development agreement with Abbott.

For the year ending December 31, 2009, we expect our revenues to increase. We expect our OmniPod sales and production to grow. Our OmniPod manufacturing capacity at the end of 2008 was in excess of 250,000 OmniPods per month. Additionally, increased revenues will be dependent upon the success of our sales efforts and subject to many risk and uncertainties.

Cost of revenues.  Cost of revenues consists primarily of raw material, labor, warranty and overhead costs related to the OmniPod System. Cost of revenues also includes depreciation, freight and packaging costs.

The increase in our OmniPod manufacturing production, as well as increased use of contract manufacturers, is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not increase, then the average cost of revenues per OmniPod may not decrease and we may incur gross losses.

Research and development.  Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the fiscal year 2009, we expect overall research and development spending to be in line with current levels in order to support our current research and development efforts, which are focused primarily on increased functionality, design for ease of use and reduction of production cost, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. In the year ending December 31, 2009, we expect sales and marketing expenses to decrease as a percentage of sales compared to 2008 as we continue to align our sales and marketing efforts with our business needs.

General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to be at a similar level in 2009 compared to 2008.

Restructuring expenses and impairments of assets.  In connection with our efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of asset costs, we periodically perform an evaluation of our manufacturing processes and review the carrying value of our property and equipment to assess the recoverability of these assets and determine whether impairment may have occurred. As part of this assessment, we review the planned use of the assets as well as the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets. We recorded asset impairment charges of $7.4 million and $1.0 million in the years ended December 31, 2008 and 2007, respectively.

Our restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. We record these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when we record the costs. In recording the workforce reduction and related costs, we estimate related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs. We recorded workforce related charges of $0.8 million in the year ended December 31, 2008. No workforce related charges were recorded in the year ended December 31, 2007.

Stock based compensation expense.  Prior to January 1, 2006, we accounted for our stock-based awards under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by the Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, or SFAS 123. Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS Statement No. 123 (revised 2004), Share-Based Payment, or SFAS 123R, using the prospective method.

Results of Operations for the Fiscal Years Ended December 31, 2008, 2007 and 2006

The following table presents certain statement of operations information for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,			Year Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(Dollar amounts in thousands)

Revenue	$36,059	$13,372	170%	$13,372	$3,663	265%
Cost of revenue	40,643	25,733	58%	25,733	15,660	64%

Gross loss	(4,584)	(12,361)	63%	(12,361)	(11,997)	3%
Operating expenses:
Research and development	13,104	10,391	26%	10,391	8,094	28%
General and administrative	23,750	13,922	71%	13,922	8,389	66%
Sales and marketing	39,734	16,141	146%	16,141	6,165	162%
Restructuring and impairment of assets	8,170	1,027	696%	1,027	—	—

Total operating expenses	84,758	41,481	104%	41,481	22,648	83%

Operating loss	(89,342)	(53,842)	66%	(53,842)	(34,645)	55%
Other income (expense), net	(3,449)	303	1238%	303	(1,305)	123%

Net loss(1)	$(92,791)	$(53,539)	73%	$(53,539)	$(35,950)	49%

(1)	Net loss for the years ended December 31, 2008, 2007 and 2006 includes $3.4 million, $1.5 million and $0.3 million, respectively, for stock based compensation expense attributable to common stockholders as required by SFAS 123R. We adopted SFAS 123R on a prospective basis.

Comparison of the Years Ended December 31, 2008 and December 31, 2007

Revenues

Our total revenues were $36.1 million for year ended December 31, 2008, as compared to $13.4 million for the year ended December 31, 2007. The increase in revenues is due to the increase in the number of diabetes patients using the OmniPod System as well as new relationships with third-party distributors who resell our product to diabetes patients.

Cost of Revenues

Cost of revenues was $40.6 million for the year ended December 31, 2008, as compared to $25.7 million for the year ended December 31, 2007. The increase is due to increased sales volume partially offset by lower per-unit costs. Cost of revenues includes adjustment of inventory to the lower of cost or market and indirect costs. Since the OmniPods were sold at a price below direct manufacturing costs in 2007, the inventory adjustment made as of December 31, 2007 increased cost of revenues by $0.6 million. There was no adjustment made as of December 31, 2008. This is a result of a reduced cost of raw materials and increased volumes which improved the absorption of manufacturing overhead costs. During the third quarter, we incurred production costs for the OmniPod which were lower than its selling price, primarily due to increased production volumes of the OmniPod which improved positive gross margin on sales of our OmniPod system.

Research and Development

Research and development expense increased $2.7 million, or 26.1%, to $13.1 million for the year ended December 31, 2008, as compared to $10.4 million for the year ended December 31, 2007. For the year ended December 31, 2008 the increase in expense was primarily attributable to an increase of $2.4 million in employee related expenses, $0.5 million in consulting services, $0.5 million in tools and supplies, offset by a $0.7 million decrease in prototype and other expenses.

General and Administrative

General and administrative expense increased $9.8 million, or 70.6%, to $23.7 million for the year ended December 31, 2008, as compared to $13.9 million for the year ended December 31, 2007. For the year ended December 31, 2008, the increase in expense was primarily due to an increase of $2.6 million in employee related expenses primarily with respect to the hiring of additional employees, $3.2 million related to allowances for doubtful accounts, $0.5 million in consulting related expenses, $1.3 million in increased depreciation expense, $0.3 million for travel expenses and $0.8 million in increased freight expense.

Sales and Marketing

Sales and marketing expenses increased $23.6 million, or 146.2%, to $39.7 million for the year ended December 31, 2008, as compared to $16.1 million for the year ended December 31, 2007. The increase in expenses for the year ended December 31, 2008, was primarily due to an increase of $11.2 million in employee related expenses resulting from the hiring of additional employees in our sales and marketing departments, $3.8 million in patient demonstration kit units and other supplies, $2.6 million in travel expenses, $3.1 million in marketing consultants which include our external trainers and $1.5 million in printing and tradeshow expenses used to support our selling efforts.

Restructuring and Impairment of Assets

Restructuring expenses and impairment of assets was $8.2 million for the year ended December 31, 2008, compared to $1.0 million for the year ended December 31, 2007. In the fourth quarter of 2008, we recorded restructuring charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the our strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, we transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. We determined that we would no longer use certain manufacturing equipment located in our Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, we recorded a non-cash charge of $7.4 million related to impairments of assets as well as $0.8 million in workforce and related charges.

Employees terminated were mainly in the manufacturing and quality departments. In addition, certain members of senior management were terminated. This reduction was primarily in response to our successful transition of portions of the manufacturing process to Flextronics as well as on-going alignment of our infrastructure.

During the third quarter of 2008, we successfully transitioned our production of completed OmniPods to the manufacturing line operated by Flextronics. Pursuant to our agreement with Flextronics, Flextronics will supply, as a non-exclusive supplier, OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast provided by us. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. We continue to manufacture certain sub-assemblies and maintain packaging operations in our Bedford, Massachusetts facility.

We ceased to use certain assets in our Bedford facility in connection with the transition of manufacturing to Flextronics. We continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter of 2008. During the fourth quarter we concluded that the capacity of the manufacturing line operated by Flextronics is considered adequate to meet anticipated demand and quality standards in the future. As we determined that we will no longer use the Bedford equipment on December 1, 2008, we recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment has no expected salvage value as it is highly customized equipment that can only be used for the manufacture of OmniPods.

At December 31, 2008, our accrued restructuring was $0.6 million for final payments of severance and will be utilized during 2009.

The following is a summary of restructuring activity for the year ended December 31, 2008:

Year Ended December 31, 2008
Workforce and
Related
(In thousands)

Balance at the beginning of year	$—
Restructuring expense	758
Utilization	(146)

Balance at the end of the year	$612

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

Other Income (Expense)

Interest income was $1.8 million for the year ended December 31, 2008, as compared to $3.5 million during the year ended December 31, 2007. This represents a decrease of $1.7 million compared to the year ended December 31, 2007, caused primarily by lower cash balances and interest rates. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $5.2 million for the year ended December 31, 2008, as compared to $3.2 million for the year ended December 31, 2007. This represents an increase of $2.1 million compared to the year ended December 31, 2007. The increase in interest expense was attributable to higher debt levels under our $30 million debt note and interest on the 5.375% Notes.

Upon the closing of our initial public offering in May 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2.0 million, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments. As a result of the determination of fair value, we recorded other expenses of approximately $0.1 million in the year ended December 31, 2007, as the aggregate fair value of warrants decreased from the value recorded at March 31, 2007. The decrease in fair value was primarily caused by a lower expected life for the warrants, considering the existence of a market for our company’s common stock.

Comparison of the Years Ended December 31, 2007 and December 31, 2006

Revenues

Our total revenues were $13.4 million for year ended December 31, 2007, as compared to $3.7 million for the year ended December 31, 2006. The increase in revenues is due to the increase in the number of customers using the OmniPod system.

Cost of Revenues

Cost of revenues was $25.7 million for the year ended December 31, 2007, as compared to $15.7 million for the year ended December 31, 2006. The increase is due to increased sales volume partially offset by lower per-unit costs. Cost of revenues includes adjustment of inventory to the lower of cost or market and indirect costs. Since the OmniPods are sold at a price below direct manufacturing costs, the inventory adjustment made as of December 31, 2007 increased cost of revenues by $0.6 million for the year ended December 31, 2007. This decrease is a result of a reduced cost of raw materials and increased volumes which improved the absorption of manufacturing overhead costs.

Research and Development

Research and development expense increased $2.3 million, or 28.4%, to $10.4 million for the year ended December 31, 2007, as compared to $8.1 million for the year ended December 31, 2006. For the year ended December 31, 2007 the increase in expense was primarily attributable to an increase of $1.1 million in employee related expenses, $0.8 million in consulting services, $0.2 million in travel expenses, and $0.2 million in tools and other expenses.

General and Administrative

General and administrative expense increased $5.5 million, or 66.0%, to $13.9 million for the year ended December 31, 2007, as compared to $8.4 million for the year ended December 31, 2006. For the year ended December 31, 2007, the increase in expense was primarily due to an increase of $2.4 million in employee related expenses primarily with respect to the hiring of additional employees, $1.0 million related to allowances for doubtful accounts, $0.9 million in consulting and legal expenses, $0.6 million in audit related expenses, $0.4 million in increased depreciation expense, $0.3 million for travel expenses, $0.3 million in increased insurance expense, and $0.4 million in other expenses. The increased expenses in 2007 compared to 2006 were partly offset by a reduction of $0.7 million for expenses related to asset disposals.

Sales and Marketing

Sales and marketing expenses increased $10.0 million, or 161.8%, to $16.1 million for the year ended December 31, 2007, as compared to $6.2 million for the year ended December 31, 2006. The increase in expenses for the year ended December 31, 2007, was primarily due to an increase of $4.4 million in employee related expenses resulting from the hiring of additional employees in our sales and marketing departments, $2.4 million in patient demonstration kit units, $1.5 million in travel expenses, $1.0 million in marketing consultants which include our external trainers, $0.3 million in printing and tradeshow expenses used to support our selling efforts, and $0.3 million in other marketing expenses.

Restructuring Expenses and Impairment of Assets

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

Other Income (Expense)

Interest income was $3.5 million during the year ended December 31, 2007. This represents an increase of $2.2 million compared to the year ended December 31, 2006, caused primarily by higher cash balances. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $3.2 million during the year ended December 31, 2007. This represents an increase of $1.3 million compared to the year ended December 31, 2006. The increase in interest expense was attributable to higher debt levels under our $30 million debt note.

Upon the closing of our initial public offering in May 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2.0 million, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments. As a result of the determination of fair value, we recorded other expenses of approximately $0.1 million in the year ended December 31, 2007, as the aggregate fair value of warrants decreased from the value recorded at March 31, 2007. The decrease in fair value was primarily caused by a lower expected life for the warrants, considering the existence of a market for our company’s common stock.

Liquidity and Capital Resources

We commenced operations in 2000, and, to date, we have financed our operations primarily through private placements of our preferred stock, secured indebtedness and our initial public offering of our common stock in May 2007 and a subsequent public offering of our common stock in November 2007. Since inception, we have received net proceeds of $327.0 million from the issuance of redeemable convertible preferred stock, common stock and convertible debt. As of December 31, 2008, we had $56.7 million in cash and cash equivalents.

On March 13, 2009, we entered into a facility agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million within fifteen business days of March 13, 2009, we may, but are not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we meet certain financial milestones. While we can not provide assurance that we will meet any or all of these financial milestones, based upon current estimates and assumptions, we expect to be able, at our discretion, to draw down at least an additional $26.0 million under this facility. Upon execution of this facility agreement, we issued to the lenders warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share in connection with the initial $27.5 million draw down from the facility. As noted above, pursuant to the facility agreement, we have the right to request from the lenders one or more cash disbursements in the minimum amount of $6.5 million per disbursement, and each such disbursement will be accompanied by the issuance to the lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of our common stock on the fifteen consecutive trading days beginning with the date following receipt by the lenders of the disbursement request. If we, in our discretion, draw down the entire $60.0 million credit facility, we will have issued warrants to purchase a total of 5.25 million shares of our common stock. See Note 14 for a summary of this financing.

We believe that our cash and cash equivalents, including the net proceeds from our public and private offerings and draw downs on our up to $60 million credit facility, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements through at lease the end of 2009.

In May 2007, in our initial public offering, we issued and sold 7,700,000 shares of common stock at a price to the public of $15.00 per share. In June 2007, we issued and sold an additional 665,000 shares of common stock at a price to the public of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with our initial public offering, including the partial exercise of the over-allotment option, we received total net proceeds of $113.4 million. As of December 31, 2008, we had used all of these proceeds in connection with our efforts to expand our manufacturing capacity, expand our sales and marketing activities and fund our research and development, among other general corporate purposes.

In November 2007, in a public offering of 4,898,398 shares of our common stock at a price to the public of $23.25 per share by certain of our stockholders, we issued and sold an additional 459,759 shares of common stock at the public offering price pursuant to the underwriters’ exercise of their over-allotment option. In connection with the public offering, we received total gross proceeds of $10.7 million, or approximately

$9.2 million in net proceeds after deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling stockholders. We used these proceeds in connection with our efforts to expand our manufacturing capacity, expand our sales and marketing activities and fund our research and development, among other general corporate purposes.

In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share. In connection with the private placement of our convertible debt, we received total gross proceeds of $85.0 million, or approximately $81.5 million in net proceeds after deducting underwriting discounts and offering expenses. We are using these proceeds for general corporate purposes.

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash used in operating activities	$(82,611)	$(50,372)	$(31,820)
Net loss	$(92,791)	$(53,539)	$(35,950)

Net cash used in operating activities primarily represents funds utilized in the development and commercialization of the OmniPod System. The increase of $32.2 million in cash used in operating activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 was due primarily to the growth in our activities that continued to result in a loss, increased net accounts receivable of $6.9 million, partly offset by an increase of $3.1 million in the provision for doubtful accounts, an increase in inventory of $4.3 million and increased prepaids and other current assets of $2.1 million, partially offset by increases in accounts payable and accrued expenses of $3.5 million. The increase in accounts receivable balance is related to increased sales and slower than expected collections. The increase in inventory is a result of improved manufacturing capacity and increased patient count.

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash used in investing activities	$(10,047)	$(10,089)	$(12,587)
Cash provided by financing activities	$54,733	$121,818	$69,978

Cash used in investing activities was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System in the years ended December 31, 2008, 2007 and 2006. Cash provided by financing activities was primarily generated from our private placement of our convertible debt in 2008, offerings of our common stock in 2007 and from private placement of our preferred stock and secured indebtedness in 2006.

In February 2006, we sold 13,738,661 shares of Series E preferred stock for net proceeds of $49.8 million. In February 2004, we sold 14,669,421 shares of Series D preferred stock for net proceeds of $35.4 million. All of these preferred shares converted into shares of common stock on a 1-for-2.6267 basis upon the closing of our initial public offering.

In June 2005, we entered into a term loan and security agreement with Lighthouse Capital Partners V, L.P. pursuant to which we borrowed $10.0 million. This term loan was secured by all of our assets other than our intellectual property. Our borrowings under the term loan bore interest at a rate of 8% per annum. Interest was payable on a monthly basis during the term of the loan and beginning on June 1, 2006, we were required to repay the principal in 42 equal monthly installments until the loan matured in December 2009. Upon the prepayment or final maturity of the term loan, we were required to pay the lender an additional amount equal to $1.0 million of the original loan amount. In connection with the term loan, we issued a warrant to the lender to purchase up to 330,579 shares of Series D preferred stock at a purchase price of $2.42 per share. The warrant automatically converted into a warrant to purchase common stock on a 1-for-2.6267 basis at a purchase price of $6.36 per share upon the closing of our initial public offering. The cost of the warrant was being amortized to interest expense over the 54 month life of this term loan. The fair value of the warrant was calculated using the Black-Scholes option pricing model with the following assumptions: seven year expected life risk-free, interest rate of 3.89% and no dividend yield.

In December 2006, we entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which we borrowed $30.0 million in a term loan. We used $9.5 million of the proceeds from this term loan to repay all remaining amounts owed under the loan with Lighthouse Capital Partners V, L.P. that we had entered into in June 2005. This term loan was secured by all of our assets other than our intellectual property. Our borrowings under the term loan bore interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest was payable on a monthly basis during the term of the loan and we began repayment of the principal 33 equal monthly installments of $0.9 million in October 2007. In addition, we were subject to loan origination fees amounting to $0.9 million for the costs incurred by the lenders in making the funds available. We capitalized these costs as deferred financing costs. The deferred financing cost was being amortized to interest expense over the entire 42-month life of this term loan. This term loan was subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. Consequently, due to our low cash resources, relative to our operating losses, prior to our initial public offering, all of such debt was classified as a current liability at December 31, 2006 in accordance with the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clauses in Long-Term Debt Agreements. In connection with the term loan, we issued seven-year warrants expiring in December 2013 to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for- 2.6267 basis at a purchase price of $9.56 per share upon the closing of our initial public offering.

In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, per $1,000 principal amount of the 5.375% Notes, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount. We do not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.

We received net proceeds of approximately $81.5 million from the sale of the 5.375% Notes. On June 16, 2008, we used a portion of the net proceeds to repay the entire outstanding principal balance, plus accrued and unpaid interest, under our existing term loan in the aggregate of approximately $21.8 million in its entirety. Additionally, we paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan.

We lease our facilities, which are accounted for as operating leases. The leases of our facilities in Bedford and Billerica, Massachusetts, generally provide for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of December 31, 2008, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations. This letter of credit will expire October 30, 2009.

During the year ending December 31, 2009, we will be expending funds in connection with, among other things, our efforts to increase our production capacity and expand our sales and marketing activities to international markets.

Shareholder Rights Plan

In November 2008, our Board of Directors adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement between us and the rights agent, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of us is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.

In connection with the adoption of the Shareholder Rights Plan, our Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 14, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 14, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of our preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If we are acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2008. Amounts in thousands:

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$4,401	$841	$1,655	$1,412	$493
Long-term debt obligations(1)	105,560	4,569	9,138	91,853	—
Purchase obligations for production components	21,493	18,267	3,226	—	—

Total contractual obligations	$131,454	$23,677	$14,019	$93,265	$493

(1)	The interest rate on the long-term debt is 5.375% per annum. We have included future payments of interest on the long-term debt in our obligations.

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

Revenue Recognition

We generate nearly all of our revenue from sales of our OmniPod Insulin Management System to diabetes patients or third-party distributors who resell the product to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which include the PDM, two OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. We offer a 45-day right of return for our Starter Kits sales. Subsequent sales to existing customers typically consist of additional OmniPods.

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements, or SAB 104, which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient or third-party distributor upon their receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

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

We offer a 45-day right of return for our Starter Kits sales and have applied Statement of Financial Accounting Standards No. 48, Revenue Recognition When the Right of Return Exists, or SFAS No. 48. In accordance with SFAS No. 48, we defer the revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.

Prior to January 1, 2008, we deferred the revenue and related costs of revenue for all initial shipments until the 45-day right of return had lapsed. With the accumulation of approximately 2 years of data for sales and return rates, we concluded that we had sufficient historical data on which to base our estimated returns from January 1, 2008. If we had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of December 31, 2008 would have been larger by $1.4 million.

When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.

In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the year ended December 31, 2008, we recognized $2.5 million of revenue related to the amended Abbott agreement. There was no impact to cost of revenue related to this agreement.

We recognize subsequent sales of OmniPods upon shipment in accordance with the provisions set forth by SAB 104.

Restructuring Expense and Impairment of Assets

As part of our efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of asset costs, we periodically perform an evaluation of our manufacturing processes and review the carrying value of our property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, we review the planned use of the assets as well as the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets.

Our restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. We record these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when we record the costs. In recording the workforce reduction and related costs, we estimate related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventory and fixed assets. We use a variety of factors to assess valuation, depending upon the asset. Actual results may differ materially from our estimates. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. We review long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We also review assets under construction to ensure certainty of their future installation and integration into the manufacturing process. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We consider various valuation factors, principally planned use of the assets and discounted cash flows, to assess the fair values of long-lived assets.

Income Taxes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position or results of operations. Upon adoption and as of December 31, 2008 and 2007, we have no unrecognized tax benefits recorded.

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

Effective January 1, 2006 with the adoption of SFAS 123R, we elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. In accordance with SFAS 123R, we recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Because our initial public offering was completed in May 2007, we do not have sufficient history of market prices of our common stock, and as such we estimate volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment, or SAB 107, using historical volatilities of comparable public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

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

Warrants

In connection with the term loans with Lighthouse Capital Partners in 2005 and a group of lenders led by Merrill Lynch Capital in 2006, we issued warrants to the lenders to purchase shares of our redeemable convertible preferred stock. Until the completion of our initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150, and FASB Staff Position No. 150-5 Issuer’s Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable, or FSP 150-5.

Significant terms and fair values of warrants to purchase redeemable convertible preferred stock are as follows (in thousands except share and per share data):

		Exercise	Common Shares as of		Fair Value as of
	Expiration	Price	December 31,	December 31,	December 31,	December 31,
Stock	Date	per Share	2008	2007	2008	2007

Series E preferred	December 27, 2013	9.56	62,752	62,752	—	—

Upon the closing of our initial public offering in May 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share and, as a result, are no longer be subject to FSP 150-5 for periods ended or ending on or after that date. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2.0 million, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments.

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

We recorded $0.8 million fair value of the warrants for Series E preferred stock as a discount to the term loan with Merrill Lynch Capital. The value of the warrants was being amortized to interest expense over the 42-month life of this term loan. Upon repayment and termination of the term loan in June 2008, we recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. We anticipate that the reclassification of approximately $20 to $30 million of long-term debt to equity under the provisions of FSP APB 14-1 will result in approximately $3 to $5 million in additional interest expense during 2009. We do not anticipate the adoption of FSP APB 14-1 to impact to our cash flows during the year ending December 31, 2009.

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

On December 31, 2008, we had outstanding debt recorded at $85.0 million. Changes in interest rates do not affect the value of our debt or interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Insulet Corporation

We have audited Insulet Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Insulet Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2008 and 2007 and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 13, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

Audit Committee Financial Expert

The audit committee of our board of directors currently consists of Steven Sobieski (Chairman), Charles Liamos and Regina Sommer. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that each member of the audit committee qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities each member has previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of the members of the audit committee with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon the members of the audit committee that are greater than are generally imposed on other members of the audit committee and our board of directors, and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

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

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: March 16, 2009

/s/  Brian Roberts
Brian Roberts
Chief Financial Officer

Date: March 16, 2009

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Insulet Corporation hereby severally constitute and appoint Duane DeSisto and Brian Roberts, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, all amendments to this reports, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 16, 2009.

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Roberts Brian Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sally Crawford Sally Crawford	Director

/s/ Gary Eichhorn Gary Eichhorn	Director

/s/ Ross Jaffe, M.D. Ross Jaffe, M.D.	Director

/s/ Charles Liamos Charles Liamos	Director

Signature	Title

/s/ Steven Sobieski Steven Sobieski	Director

/s/ Regina Sommer Regina Sommer	Director

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number		Description

3	.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant
3	.2(4)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate
4	.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.
4	.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4	.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock
4	.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent
10	.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002
10	.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004
10	.3(3)	Credit and Security Agreement by and among Insulet Corporation, Sub-Q Solutions, Inc., the lenders party thereto and Merrill Lynch Capital, as Administrative Agent, dated as of December 27, 2006
10	.4(1)	Insulet Corporation 2000 Stock Option and Incentive Plan
10	.7(1)	Insulet Corporation 2007 Stock Option and Incentive Plan
10	.8(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan
10	.9(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan
10	.10(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan
10	.11(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan
10	.12(1)	Insulet Corporation 2007 Employee Stock Purchase Plan
10	.13(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005
10	.14(1)	Employment Agreement between Carsten Boess and Insulet Corporation, dated May 9, 2006
10	.15(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006
10	.16(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers
10	.17(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007
10	.18(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007
10	.19(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.
10	.20(7)	Amendment to the Company’s 2007 Stock Option and Incentive Plan.
10	.21(7)	Executive Severance Plan

Number		Description

10	.22(9)	Amended and Restated 2007 Stock Option and Incentive Plan
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
24.1		Power of Attorney (included on signature page)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007.

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007.

(6)	Incorporated by Reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by Reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by Reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by Reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by Reference to Form 8-A, filed November 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Boston, Massachusetts
March 13, 2009

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$56,663	$94,588
Accounts receivable, net	11,938	4,783
Inventories	16,870	7,990
Prepaid expenses and other current assets	3,028	1,391

Total current assets	88,499	108,752
Property and equipment, net	17,564	21,304
Other assets	3,166	685

Total assets	$109,229	$130,741

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,291	$4,544
Accrued expenses	7,300	4,464
Deferred revenue	2,377	1,350
Current portion of long-term debt	—	10,671

Total current liabilities	16,968	21,029
Long-term debt, net of current portion	85,000	16,006
Other long-term liabilities	2,987	1,431

Total liabilities	104,955	38,466
Stockholders’ equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2008 and 2007
Issued: zero shares at December 31, 2008 and 2007	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2008 and 2007
Issued: 27,778,921 and 27,223,820 shares at December 31, 2008 and 2007, respectively	29	28
Additional paid-in capital	252,615	247,835
Accumulated deficit	(248,370)	(155,579)
Subscription receivable	—	(9)

Total stockholders’ equity	4,274	92,275

Total liabilities and stockholders’ equity	$109,229	$130,741

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Revenue	$36,059	$13,372	$3,663
Cost of revenue	40,643	25,733	15,660

Gross loss	(4,584)	(12,361)	(11,997)
Operating expenses:
Research and development	13,104	10,391	8,094
General and administrative	23,750	13,922	8,389
Sales and marketing	39,734	16,141	6,165
Restructuring and impairment of assets	8,170	1,027	—

Total operating expenses	84,758	41,481	22,648

Operating loss	(89,342)	(53,842)	(34,645)

Interest income	1,795	3,537	1,378
Interest expense	(5,244)	(3,160)	(1,838)

Net interest income (expense)	(3,449)	377	(460)
Change in value of preferred stock warrant liability	—	(74)	(845)

Net loss	(92,791)	(53,539)	(35,950)
Accretion of redeemable convertible preferred stock	—	—	(222)

Net loss attributable to common shareholders	$(92,791)	$(53,539)	$(36,172)

Net loss per share basic and diluted	$(3.36)	$(3.21)	$(99.72)

Weighted-average number of shares used in calculating net loss per share	27,611,003	16,688,418	362,750

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible			Series E Convertible								Total
	Preferred		Preferred		Preferred		Preferred		Series D	Preferred				Additional				Stockholders’
	Stock		Stock		Stock		Stock		Warrant	Stock		Common Stock		Paid-in	Accumulated	Deferred	Subscription	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	Receivable	(Deficit)
	(In thousands, except for share data)

Balance at December 31, 2005	1,000,000	1,000	5,945,946	11,000	10,476,191	22,000	14,669,421	35,500	251	—	—	311,508	$1	$28	$(66,058)	$(32)	$(30)	$(66,091)
Issuance of Series E Convertible Preferred Stock, net accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	13,738,661	49,787	—	—	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	—	—	—	—	—	—	—	—	—	222	—	—	(222)	—	—	—	(222)
Series D Warrant — Adoption of FAS 150-5	—	—	—	—	—	—	—	—	(251)	—	—	—	—	—	—	—	—	—
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	145,568	—	180	—	—	11	191
Deferred compensation expense related to stock options issued to nonemployees	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	(32)	—	—
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	307	—	—	—	307
Net loss															(35,950)			(35,950)

Balance at December 31, 2006	1,000,000	$1,000	5,945,946	$11,000	10,476,191	$22,000	14,669,421	$35,500	$—	13,738,661	$50,009	457,076	$1	$293	$(102,040)	$—	$(19)	$(101,765)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	380,190	—	886	—	—	10	896
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	2,789	—	66	—	—	—	66
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	111,197	—	150	—	—	—	150
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	1,520	—	—	—	1,520
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	(5,945,946)	(11,000)	(10,476,191)	(22,000)	(14,669,421)	(35,500)	—	(13,738,661)	(50,009)	17,447,809	18	119,491	—	—	—	119,509
Issuance of common stock, net of offering costs of $3.3 million	—	—	—	—	—	—	—	—	—	—	—	8,824,759	9	123,424	—	—	—	123,433
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,005	—	—	—	2,005
																		—
Net loss															(53,539)			(53,539)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	—	—	—	27,223,820	$28	$247,835	$(155,579)	$—	$(9)	$92,275
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	532,763	1	1,237	—	—	9	1,247
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	18,338	—	190	—	—	—	190
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	4,000	—	1	—	—	—	1
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	3,352		—	—	3,352
Net loss															(92,791)			(92,791)

Balance at December 31, 2008	—	—	—	—	—	—	—	—	—	—	—	27,778,921	$29	$252,615	$(248,370)	$—	$—	$4,274

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities
Net loss	$(92,791)	$(53,539)	$(35,950)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,375	4,681	2,421
Amortization of debt discount	596	239	219
Redeemable convertible preferred stock warrant expense	—	74	845
Stock compensation expense	3,368	1,520	307
Provision for bad debts	4,264	1,120	149
Restructuring and impairment of assets	8,170	1,103	771
Non cash interest expense	1,034	(57)	57
Changes in operating assets and liabilities:
Accounts receivable	(11,419)	(4,486)	(1,426)
Inventory	(8,880)	(4,600)	(2,526)
Prepaids and other current assets	(1,637)	436	(1,358)
Other assets	1	(409)	(221)
Accounts payable and accrued expenses	4,825	1,365	4,723
Other long term liabilities	2,456	1,115	1
Deferred revenue	1,027	1,066	168

Net cash used in operating activities	(82,611)	(50,372)	(31,820)

Cash flows from investing activities
Purchases of property and equipment	(10,047)	(10,089)	(13,137)
Decrease in restricted cash	—	—	550

Net cash used in investing activities	(10,047)	(10,089)	(12,587)

Cash flows from financing activities
Proceeds from sale of Series E preferred stock, net of issuance cost	—	—	49,787
Proceeds from issuance of debt	81,484	—	30,000
Principal payments of long term debt	(5,454)	(2,727)	(10,000)
Repayment of long-term debt	(22,719)	—	—
Proceeds from payment of subscription receivable	9	10	11
Proceeds from issuance of common stock, net of offering expenses	1,413	124,535	180

Net cash provided by financing activities	54,733	121,818	69,978

Net increase (decrease) in cash and cash equivalents	(37,925)	61,357	25,571
Cash and cash equivalents, beginning of year	94,588	33,231	7,660

Cash and cash equivalents, end of period	$56,663	$94,588	$33,231

Supplemental disclosure of cash flow information
Cash paid for interest	$4,018	$3,154	$1,760
Non-cash financing activities
Accretion of redeemable convertible preferred stock	$—	$—	$222
Conversion of preferred stock to common stock upon initial public offering	$—	$119,509	$—

See accompanying notes

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2008, 2007 and 2006

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

Liquidity

The Company commenced operations in 2000 and had an accumulated deficit of $248.4 million as of December 31, 2008. The Company incurred a net loss of $92.8 million in 2008, net loss of $53.5 million in 2007, and net loss of $36.2 million in 2006. The Company’s operating results for future periods are subject to numerous uncertainties, and it cannot assure you that it will not continue to experience net losses for the foreseeable future. Although its revenue has grown in recent years, it may be unable to sustain such growth rates if there are adverse changes in market or economic conditions. If the Company is not able to increase revenue and/or reduce its costs, it may not be able to achieve profitability.

At December 31, 2008, cash and cash equivalents totaled approximately $56.7 million. Historically, the Company has consumed cash from operations. During 2008, the Company consumed cash from operations of approximately $82.6 million, with the rate of cash consumption declining in the third and fourth quarters. Historically, the Company has addressed its liquidity requirements through public and private offerings of debt and equity. As of December 31, 2008, the Company had approximately $71.5 million in working capital. Although the Company expects its operating performance to improve in future periods, it anticipates that the recession in the United States and the slowdown of economic growth in the rest of the world may create a more challenging business environment for it in the near term.

On March 13, 2009, the Company entered into a facility agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million within fifteen business days of March 13, 2009, the Company may, but is not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that the Company meets certain financial milestones. While the Company can not provide assurance that it will meet any or all of these financial milestones, based upon current estimates and assumptions, it expects to be able, at its discretion, to draw down at least an additional $26.0 million under this facility. Upon execution of this facility agreement, the Company issued to the lenders warrants to purchase an aggregate of 3.75 million shares of its common stock at an exercise price of $3.13 per share in connection with the initial $27.5 million draw down from the facility. As noted above, pursuant to the Facility Agreement, the Company has the right to request from the lenders one or more cash disbursements in the minimum amount of $6.5 million per disbursement, and each such disbursement will be accompanied by the issuance to the lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of its common stock on the fifteen consecutive trading days beginning with the date following receipt by the lenders of the disbursement request. If the Company, in its discretion, draws down the entire $60.0 million credit

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility, the Company will have issued warrants to purchase a total of 5.25 million shares of its common stock. See Note 14 for a summary of this financing.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Sub-Q Solutions, Inc. All material intercompany balances and transactions have been eliminated in consolidation. To date there has been minimal activity in Sub-Q Solutions, Inc.

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

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of ninety days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost. This approximates their fair values. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $0.2 million at December 31, 2008 and 2007.

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

Bad debt expense for the years ended December 31, 2008, 2007 and 2006 amounted to $4.3 million, $1.1 million and $0.1 million, respectively. There were $1.6 million, $0.1 million and $0 write-offs or other

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments to the allowance for doubtful accounts during the years ended December 31, 2008, 2007 and 2006, respectively. Allowance for doubtful accounts totaled $3.8 million and $1.2 million as of December 31, 2008 and 2007, respectively.

Inventories

Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost at December 31, 2008, and at market value at December 31, 2007, as the Company sold the OmniPod at a loss in 2007. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for Personal Diabetes Managers (“PDMs”) and OmniPods include raw material, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items.

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

Restructuring Expenses and Impairment of Assets

In connection with its efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of asset costs, the Company periodically performs an evaluation of its manufacturing processes and reviews the carrying value of its property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets.

The Company’s restructuring expenses also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. The Company records these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified, and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when the Company records the costs. In recording the workforce reduction and related costs, the Company estimates related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, the Company may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient or third-party distributor upon their receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

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

Prior to January 1, 2008, the Company deferred the revenue and related costs of revenue for all initial shipments until the 45-day right of return had lapsed. With the accumulation of approximately 2 years of data for sales and return rates, the Company concluded that it had sufficient historical data on which to base its estimated returns from January 1, 2008. If the Company had continued to defer all initial shipments until the 45-day right of return had expired, deferred revenue as of December 31, 2008, would have been larger by $1.4 million.

When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. The Company recognizes the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the year ended December 31, 2008, the Company recognized $2.5 million of revenue related to the amended Abbott agreement. There was no impact to cost of revenue related to this agreement.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had deferred revenue of $4.0 million and $1.4 million as of December 31, 2008 and 2007, respectively. The deferred revenue recorded was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.

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

Although revenues are recognized from shipments directly to patients, the majority of shipments are billed to third party insurance payors. For the year ended December 31, 2008, the two largest third party payors accounted for 7% and 4% of gross accounts receivable balances. For the year ended December 31, 2007, the two largest third party payors accounted for 8% and 4% of gross accounts receivable balances.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations. Upon adoption and as of December 31, 2008, the Company had no unrecognized tax benefits recorded.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Upon adoption and as of December 31, 2008 and 2007, the Company had no interest and penalty accrual or expense.

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

Effective January 1, 2006 with the adoption of SFAS 123R, the Company elected to use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. In accordance with SFAS 123R, the Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As the Company’s initial public offering was completed in May 2007, it does not have a history of market prices of its common stock, and as such estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107) using historical volatilities of similar public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

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

See Note 10 for a summary of the stock option activity under our stock based employee compensation plan.

Recent Accounting Pronouncements

In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company anticipates that the reclassification of approximately $20 to $30 million of long-term debt to equity under the provisions of FSP APB 14-1 will result in approximately $3 to $5 million in additional interest expense during 2009. The Company does not anticipate the adoption of FSP APB 14-1 to impact to its cash flows during the year ending December 31, 2009.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Restructuring Expenses and Impairments of Assets

Restructuring Expenses

In December 2008, the Company recorded restructuring charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the Company’s strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. The Company determined that it would no longer use certain manufacturing equipment located in its Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, the Company recorded a non-cash charge of $7.4 million related to impairments of assets and $0.8 million in workforce and related charges.

Employees terminated were mainly in the manufacturing and quality departments. In addition, certain members of senior management were terminated. This reduction was primarily in response to the successful transition of portions of the manufacturing process to Flextronics as well as on-going alignment of the Company’s infrastructure.

During the third quarter of 2008, the Company successfully transitioned its production of completed OmniPods to the manufacturing line operated by Flextronics. Pursuant to the Company’s agreement with Flextronics, Flextronics will supply, as a non-exclusive supplier, OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast provided by the Company. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The Company continues to manufacture certain sub-assemblies and maintain packaging operations in its Bedford, Massachusetts facility.

The Company ceased to use certain assets in its Bedford facility, in connection with the transition of manufacturing to Flextronics. The Company continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter. During the fourth quarter the Company concluded that the capacity of the manufacturing line operated by Flextronics is considered adequate to meet anticipated demand and quality standards in the future. As the Company determined that it will no longer use the Bedford equipment on December 1, 2008, the Company recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment has no expected salvage value as it is highly customized equipment that can only be used for the manufacture of OmniPods.

At December 31, 2008, the Company’s accrued expense for restructuring was $0.6 million for final payments of severance and will be utilized during 2009.

The following is a summary of restructuring activity for the year ended December 31, 2008:

Year Ended
December 31,
2008
Workforce and
Related
(In thousands)

Balance at the beginning of year	$—
Restructuring expense	758
Utilization	(146)

Balance at the end of the year	$612

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

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. During the year ended December 31, 2008, the Company issued 4,000 shares of restricted common stock. None of these shares were vested at December 31, 2008. In the years ended December 31, 2007 and 2006, there were no vested or unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2008, 2007 and 2006, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Upon the closing of the initial public offering of the Company’s common stock in May 2007, all redeemable convertible preferred stock converted to common stock. Potential common share equivalents consist of the following:

	Year Ended December 31,
	2008	2007	2006

Series A redeemable convertible preferred stock	—	—	380,705
Series B redeemable convertible preferred stock	—	—	2,263,651
Series C redeemable convertible preferred stock	—	—	3,988,337
Series D redeemable convertible preferred stock	—	—	5,584,722
Series E redeemable convertible preferred stock	—	—	5,230,376
Convertible debt	3,981,969	—	—
Unvested restricted common shares	4,000	—	—
Outstanding options and ESPP	2,933,832	2,341,844	2,318,250
Outstanding warrants	62,752	62,752	219,981

Total	6,982,553	2,404,596	19,986,022

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories consist of the following:

	As of
	December 31,
	2008	2007
	(In thousands)

Raw materials	$3,518	$2,994
Work-in-process	997	1,583
Finished goods	12,355	3,413

	$16,870	$7,990

Inventory was adjusted by $0.6 million as of December 31, 2007, to reflect values at the lower of cost or market. There was no adjustment recorded to inventory as of December 31, 2008. At December 31, 2008 and 2007, 0% and 43% , respectively, of the finished goods inventory was valued below the Company’s cost. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Prior to June 30, 2008, sales and production volumes were not adequate to result in per-unit costs that were lower than the current market price for the OmniPod. During the third quarter of 2008, the Company began presenting its inventory of completed OmniPods at cost, as the cost to produce OmniPods was lower than the Company’s selling price.

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated	As of
	Useful Life	December 31,
	(Years)	2008	2007
		(In thousands)

Machinery and equipment	5	$13,834	$16,874
Construction in process		2,252	5,475
Computers	3	2,220	1,602
Software	3	3,788	1,972
Leasehold improvement	*	2,186	1,901
Office furniture and fixtures	5	1,607	791

Total property and equipment		$25,887	$28,615
Less: Accumulated depreciation		(8,323)	(7,311)

Total		$17,564	$21,304

*	Lesser of term of lease or useful life of asset.

Depreciation expense related to property and equipment was $6.4 million, $4.7 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company recorded $0.4 million and $0.7 million of capitalized interest for the years ended December 31, 2008 and 2007, respectively. The Company did not capitalize interest in the year ended December 31, 2006.

Construction in process consists of machinery and equipment in the process of being constructed for use in the Company’s automated manufacturing process. Depreciation on the machinery and equipment does not begin until the machinery and equipment are installed and integrated into the manufacturing process.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Expenses

Accrued expenses consist of the following:

	As of
	December 31,
	2008	2007
	(In thousands)

Employee compensation and related items	$3,402	$2,025
Professional services	441	369
Interest expense	190	255
Warranty reserve	885	435
Training	344	168
Other	2,038	1,212

Total accrued expenses	$7,300	$4,464

Product Warranty Costs

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Balance at the beginning of year	$865	$193
Warranty expense	3,865	1,898
Warranty claims settled	(2,462)	(1,226)

Balance at the end of the year	$2,268	$865

Composition of balance:
Short-term	885	435
Long-term	1,383	430

Total warranty balance	$2,268	$865

8.	Convertible Notes and Repayment and Termination of Term Loan

Loan and Security Agreements

In June 2005, the Company entered into a $10.0 million term loan and security agreement with Lighthouse Capital Partners V, L.P. Interest on this term loan was charged at a rate of 8%. This term loan required only interest payments through June 1, 2006. After that date, the principal and interest was payable ratably over 42 months. At the end of the amortization period of the term loan, the Company was obligated to make a final payment of $1.0 million, which was being amortized as interest expense over the life of the loan. Upon payment of the term loan in December 2006, the remaining unamortized balance of the final $1.0 million payment was recognized as interest expense.

In connection with this term loan, the Company issued a warrant to the lender to purchase up to 330,579 shares of Series D preferred stock. The Company recorded the $0.3 million fair value of the warrant

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a discount to the term loan. The cost of the warrant was being amortized to interest expense over the 54-month life of this term loan. The remaining balance of the discount was expensed upon payment of the term loan in December 2006.

In December 2006, the Company entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which the Company borrowed $30.0 million in a term loan. The Company used $9.5 million of the proceeds from this term loan to repay all amounts owed under the term loan with Lighthouse Capital Partners V, L.P. This term loan was secured by all the assets of the Company other than its intellectual property. The borrowings under the term loan bore interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest was payable on a monthly basis during the term of the loan and, on October 1, 2007, the Company began the repayment of principal in 33 equal monthly installments of $0.9 million. This term loan was also subject to a loan origination fee amounting to $0.9 million. The Company capitalized these costs as deferred financing costs as of December 31, 2006. The deferred cost asset was being amortized to interest expense over the 42-month life of this term loan. This term loan was subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect. Consequently, such debt was classified as a current liability at December 31, 2006 in accordance with the provisions set forth by FASB Technical Bulletin No. 79-3 Subjective Acceleration Clause in Long-Term Debt Agreements.

In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 of Series E preferred stock. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. The value of the warrants was being amortized to interest expense over the 42-month life of this term loan.

Convertible Notes

In June 2008, the Company sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount. The Company does not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require the Company to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred interest expense of approximately $2.8 million for the year ended December 31, 2008, related to the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, which are recorded in the condensed consolidated balance sheet and are being amortized as a component of interest expense over the five year term of the notes.

The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering was used to repay and terminate the Company’s existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. The Company intends in using the remainder for general corporate purposes. The Company incurred interest expense of approximately $1.5 million, $3.2 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to the term loan. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.

In connection with the adoption of FSP APB 14-1 in the first quarter of 2009, the Company will reclassify a portion of the debt related to the 5.375% Notes to equity. The Company anticipates that the reclassification of approximately $20 to $30 million of long-term debt to equity will result in approximately $3 to $5 million in additional non-cash interest expense during 2009.

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

Significant terms and fair values of warrants to purchase common stock are as follows (in thousands except share and per share data), and reflect the conversion ratio of 2.6267 redeemable convertible preferred shares for each common share:

		Exercise	Common Shares as of		Fair Value as of
		Price	December 31,	December 31,	December 31,	December 31,
Stock	Expiration Date	per Share	2008	2007	2008	2007

Series E preferred	December 27, 2013	9.56	62,752	62,752	—	—

The Company recorded $0.8 million as the fair value of the warrants for Series E preferred stock as a discount to the term loan. The fair value of the warrants was being amortized to interest expense over the 42-month life of the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the closing of the Company’s initial public offering on May 18, 2007, all outstanding warrants to purchase shares of the Company’s preferred stock were converted into warrants to purchase shares of common stock and, as a result, are no longer subject to FSP 150-5 for periods ended or ending on or after that date. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2.0 million, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity. No periodic fair value adjustments will be made in future periods.

9.	Commitments and Contingencies

Operating Leases

The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In February 2008, the Company entered into a non-cancelable lease for additional office space in Bedford, Massachusetts. The lease expires in September 2010 and provides a renewal option of five years and escalating payments over the life of the lease. In March 2008, the Company extended the lease of its Bedford, Massachusetts headquarters facility containing research and development and manufacturing space. Following the extension, the lease expires in September 2014. The lease is non-cancelable and contains a five year renewal option and escalating payments over the life of the lease. The Company also leases warehouse facilities in Billerica, Massachusetts. This lease expires in December 2012.

The Company’s operating lease agreements contain scheduled rent increases which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases, in accounting for these lease provisions.

The Company leases its corporate offices under long-term, noncancelable leases with a five-year renewal option. The Company leases its warehouse facility under a long-term, cancelable lease with a five-year renewal option. The aggregate future minimum lease payments of these leases as of December 31, 2008, is as follows (in thousands):

Minimum
Year	Lease Payments

2009	$841
2010	900
2011	755
2012	755
2013	657
Thereafter	493

Total	$4,401

Rent expense of approximately $0.8 million, $0.5 million and $0.9 million was charged to operations as of December 31, 2008, 2007 and 2006, respectively. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method, and are included in other long-term liabilities in the accompanying consolidated balance sheet. Deferred rent was $0.1 million and $0.2 million as of December 31, 2008 and 2007, respectively.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Equity

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

On October 29, 2007, in a public offering of 4,898,398 shares of the Company’s common stock at a price to the public of $23.25 per share by certain of its stockholders, the Company issued and sold 459,759 shares of common stock which were purchasable by the underwriters upon their exercise of a 30-day over-allotment option granted to the underwriters by the Company. The Company did not receive any of the proceeds of the sale of shares of its common stock by the selling stockholders. Upon the closing of the sale of these shares, the Company received net proceeds of approximately $9.2 million.

In the year ended December 31, 2007, 157,229 warrants to purchase common stock issued in relation to the Company’s term loan were exercised, resulting in the issuance of 111,197 common shares. In addition, 532,763 and 380,192 common shares were issued related to exercises of employee stock options in the years ended December 31, 2008 and 2007, respectively.

Redeemable Convertible Preferred Stock Conversion

Upon the closing of the initial public offering of the Company’s common stock, all redeemable convertible preferred stock converted to common stock.

Stock Option Plans

On May 18, 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s board of directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, stock appreciation rights, deferred stock awards,

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. The Company had reserved 535,000 shares of common stock for issuance under the 2007 Plan, which amount will be increased on each January 1 through January 1, 2012, by a number of shares equal to the lesser of 3% of the number of shares of common stock of the Company outstanding as of the immediately preceding December 31, or 725,000 shares. In addition, in May 2008, shares available for grant under the 2007 Plan were increased by 600,000 shares. At December 31, 2008, 603,954 options were available for future grants.

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

Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)

Balance, December 31, 2005	2,097,192	2.27
Granted	441,391	6.62
Exercised	(145,568)	1.23	1,109,488	(1)
Canceled	(74,765)	2.89

Balance, December 31, 2006	2,318,250	3.29
Granted	810,306	15.32
Exercised	(380,192)	2.34	7,689,142	(1)
Canceled	(56,391)	8.37

Balance, December 31, 2007	2,691,973	6.94
Granted	1,114,349	13.87
Exercised	(532,763)	2.32	7,938,993	(1)
Canceled	(339,727)	15.02

Balance, December 31, 2008	2,933,832	9.47	6,080,097	(2)

Vested, December 31, 2008	1,457,846	5.44	5,166,176	(2)
Vested and expected to vest, December 31, 2008(3)	2,432,396

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2008, and the exercise price of the underlying options.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Represents the number of vested options as of December 31, 2008, plus the number of unvested options expected to vest as of December 31, 2008, based on the unvested options outstanding at December 31, 2008, adjusted for the estimated forfeiture rate of 16%.

The options outstanding and currently exercisable by exercise price at December 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
	Number of	Exercise	Contractual	Number of	Exercise
Exercise prices ($)	Options (#)	Price($)	Life (Years)	Options (#)	Price($)

0.26 - 1.19	225,733	$1.06	3.39	225,733	$1.06
1.20 - 2.84	345,929	2.55	4.85	345,719	2.55
2.85 - 4.86	472,552	3.71	5.99	435,092	3.70
4.87 - 8.04	581,123	6.28	8.43	171,491	7.17
8.05 - 11.64	215,287	11.57	7.58	110,788	11.56
11.65 - 14.12	113,682	13.47	7.80	48,032	13.35
14.13 - 15.00	276,008	14.74	7.34	89,550	14.75
15.01 - 23.40	703,518	18.74	8.86	31,441	23.30

Total	2,933,832		7.15	1,457,846

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2008 and 2007 the Company issued 18,338 and 2,789 shares of common stock, respectively, to employees participating in the 2007 ESPP. The Company recorded $29,000 and $10,000 of stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively.

Stock-based Compensation Associated with Awards for Non-Employees

Restricted Stock Awards for Non-Employees

During the year ended December 31, 2008, the Company granted 4,000 shares of restricted common stock from the 2007 Plan to a non-employee in exchange for $0.001 per share. The restricted shares granted had a weighted average fair value of $8.04 based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. Of the shares awarded, 448 vested on January 4, 2009, and the remaining vest ratably on a quarterly basis thereafter for a period of 2 years. The shares were valued at approximately $32,000 at their grant date, and the Company will recognize the compensation expense over the two year vesting period. No significant stock-based compensation expense related to the restricted stock was recognized in the year ended December 31, 2008.

The total fair value of the restricted shares at December 31, 2008 was approximately $32,000, which was unrecognized as of December 31, 2008. The stock-based compensation cost is expected to be recognized over a weighted average period of 2 years.

The following table summarizes the status of the Company’s restricted shares since December 31, 2007:

Weighted
	Number of	Average
	Shares	Fair Value

Balance, December 31, 2007	—	$—
Granted	4,000	8.04
Vested	—	—
Forfeited	—	—

Balance, December 31, 2008	4,000	$8.04

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2008	2007	2006

Risk-free interest rate	1.71% - 3.30%	3.62 - 5.10%	4.29 - 5.19%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	0	0	0
Expected volatility	52% - 61%	67%	71%

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

The weighted average grant date fair value of options granted for the year ended December 31, 2008, 2007 and 2006 was $7.15, $9.99 and $2.04, respectively. Employee stock-based compensation expense under

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS 123R recognized in the year ended December 31, 2008, 2007 and 2006 was $3.4 million, $1.5 million and $0.3 million, respectively, and was calculated based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. At December 31, 2008, the amount of stock-based compensation capitalized as part of inventory was not material.

At December 31, 2008, the Company had $11.1 million of total unrecognized compensation expense under SFAS 123R that will be recognized over a weighted-average period of 1.4 years.

Shareholder Rights Plan

In November 2008, the Board of Directors of the Company adopted a Shareholder Rights Plan, as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the Board’s ability to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 14, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 14, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

11.	Defined Contribution Plan

The Insulet 401(k) Retirement Plan is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following 30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, from 1% to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the plan. During 2003, the Company offered a discretionary match of 25% of the first 4% of an employee’s salary that was contributed to the 401(k) plan. The Company match vests over a four-year period (25% per year). The total amount contributed by the Company was $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

12.	Income Taxes

The Company accounts for income taxes under FAS 109 Accounting for Income Taxes (FAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2008	2007

Tax at U.S. statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(5.61)	(5.61)
Tax credits	(0.88)	(1.97)
Change in valuation allowance	39.09	39.10
Other	1.40	2.48

	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$85,397	$51,886
Start up expenditures	4,540	5,632
Tax credits	4,707	3,885
Depreciation	—	42
Gain/loss on impairments	2,936	—
Bad debt	1,505	479
Other	1,663	2,387
Deferred tax liabilities:
Prepaids	(527)	(461)
Depreciation	(101)	—

	100,120	63,850
Valuation allowance	(100,120)	(63,850)

	$—	$—

FAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $100.1 million valuation allowance at December 31, 2008, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2007, because realization of any future tax benefit was not sufficiently assured.

At December 31, 2008, the Company had approximately $215.2 million and $4.7 million of federal net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 for federal tax purposes and began to expire in 2005 state tax purposes. At December 31, 2007, the Company had approximately $131.0 million and $3.9 million of federal net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

13.	Quarterly Data (Unaudited)

Upon the closing of the initial public offering of the Company’s common stock, all redeemable convertible preferred stock converted to common stock, affecting the number of common shares used to calculate net loss per share.

	2008 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$11,861	$10,110	$7,417	$6,671
Gross margin (loss)	$1,198	$(87)	$(2,368)	$(3,327)
Net loss	$(28,283)	$(20,752)	$(23,882)	$(19,874)
Net loss per share	$(1.02)	$(0.75)	$(0.87)	$(0.73)

	2007 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$4,361	$3,791	$3,212	$2,008
Gross loss	$(2,318)	$(3,792)	$(3,687)	$(2,564)
Net loss	$(15,668)	$(13,639)	$(12,672)	$(11,560)
Net loss per share	$(0.59)	$(0.52)	$(0.99)	$(23.86)

Net loss in the quarter ended December 31, 2008, includes the impact of restructuring and impairment related charges of $8.2 million. Net loss in the quarter ended September 30, 2007, includes the impact of impairment related charges of $1.0 million. See Note 3 for a description of the restructuring and impairment charges.

14.	Subsequent Event

Facility Agreement

On March 13, 2009, the Company entered into a facility agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million within fifteen business days of March 13, 2009, the Company may, but is not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that the Company meets certain financial milestones. While the Company can not provide assurance that it will meet any or all of these financial milestones, based upon current estimates and assumptions, it expects to be able, at its discretion, to draw down at least an additional $26.0 million under this facility.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 9.75% per annum, and any undrawn amounts under the Facility Agreement accrue interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. The Company has the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction. The Company shall repay the Lenders any principal amount outstanding under the Facility Agreement in September 2012.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require the Company to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon.

Warrants

In connection with the execution of the Facility Agreement, the Company issued to the Lenders warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the Facility Agreement, the Company has the right to request from the Lenders one or more cash disbursements in the minimum amount of $6.5 million per disbursement. Each disbursement shall be accompanied by the issuance to the Lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of the Company’s common stock on the fifteen consecutive trading days beginning with the date following receipt by the Lenders of the disbursement request. If the Company, in its discretion, draws down the entire $60 million credit facility, the Company will have issued warrants to purchase a total of 5.25 million shares of its common stock.

Each warrant issued under the Facility Agreement expires six years from the date of its issuance. The warrants contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of Company common stock then issued and outstanding.

Registration Rights Agreement

In connection with the Financing, the Company entered into a Registration Rights Agreement with the Lenders obligating the Company to register for resale the shares of the common stock issuable upon the exercise of the Warrants on a registration statement on Form S-3 to be filed with the Securities and Exchange Commission within twenty days after the issuance date of the Warrants.

Security Agreement

In connection with the Financing, the Company entered into a Security Agreement with the Lenders, pursuant to which, as security for the Company’s repayment obligations under the Facility Agreement, the Company granted to the Lenders a security interest in its accounts, receivables, equipment, intellectual property and other general intangibles, inventory, investment property, and all proceeds and products thereof.