Form 10-Q
period 2009-03-31
INSULET CORP
filed 2009-05-08
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (781) 457-5000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2009, the registrant had 27,852,700 shares of common stock outstanding.

INSULET CORPORATION
TABLE OF CONTENTS

(i)

PART I – FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		As of
	As of	December 31,
	March 31, 2009	2008 (Restated)
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$68,164	$56,663
Accounts receivable, net	13,291	11,938
Inventories	15,147	16,870
Prepaid expenses and other current assets	3,385	3,028

Total current assets	99,987	88,499
Property and equipment, net	16,423	17,564
Other assets	3,442	2,170

Total assets	$119,852	$108,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,979	$7,291
Accrued expenses	11,327	7,300
Deferred revenue	2,484	2,377

Total current liabilities	19,790	16,968
Long-term debt, net of current portion	81,446	60,172
Other long-term liabilities	3,159	2,987

Total liabilities	104,395	80,127
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2009 and December 31, 2008.
Issued and outstanding: zero shares at March 31, 2009 and December 31, 2008	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2009 and December 31, 2008.
Issued and outstanding: 27,839,115 and 27,778,921 shares at March 31, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	285,423	278,427
Accumulated deficit	(269,995)	(250,350)

Total stockholders’ equity	15,457	28,106

Total liabilities and stockholders’ equity	$119,852	$108,233

     December 31, 2008 balances have been restated to reflect the retrospective adoption of FSP APB 14-1.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except share and per share data)

Revenue	$12,469	$6,671
Cost of revenue	10,474	9,998

Gross profit (loss)	1,995	(3,327)
Operating expenses:
Research and development	3,204	2,923
General and administrative	7,491	5,197
Sales and marketing	8,772	8,565

Total operating expenses	19,467	16,685

Operating loss	(17,472)	(20,012)

Interest income	101	713
Interest expense	(2,274)	(575)

Net interest income (expense)	(2,173)	138

Net loss	(19,645)	(19,874)

Net loss per share basic and diluted	$(0.71)	$(0.73)

Weighted average number of shares used in calculating basic and diluted net loss per share	27,804,603	27,394,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities
Net loss	$(19,645)	$(19,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,306	1,358
Amortization of debt discount	1,039	58
Stock compensation expense	1,201	674
Provision for bad debts	1,238	572
Non-cash interest expense	121	—
Changes in operating assets and liabilities:
Accounts receivable	(2,591)	(3,012)
Inventory	1,723	484
Prepaids and other current assets	(357)	(1,452)
Other assets	—	50
Accounts payable and accrued expenses	2,715	4,929
Other long term liabilities	172	2,115
Deferred revenue, short-term	107	(13)

Net cash used in operating activities	(12,971)	(14,111)

Cash flows from investing activities
Purchases of property and equipment	(165)	(5,279)

Net cash used in investing activities	(165)	(5,279)

Cash flows from financing activities
Principal payments of long-term loan	—	(2,727)
Proceeds from issuance of facility agreement, net of financing expenses	24,513	—
Proceeds from issuance of common stock, net of offering expenses	124	555
Proceeds from payment of subscription receivable	—	9

Net cash provided by (used in) financing activities	24,637	(2,163)

Net increase (decrease) in cash and cash equivalents	11,501	(21,553)
Cash and cash equivalents, beginning of period	56,663	94,588

Cash and cash equivalents, end of period	$68,164	$73,035

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$708

Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$6,065	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Business
     Insulet Corporation (the “Company”) is principally engaged in the development, manufacture and marketing of an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has devoted substantially all of its efforts to designing, developing, manufacturing and marketing the OmniPod Insulin Management System (“OmniPod”), which consists of the OmniPod disposable insulin infusion device and the handheld, wireless Personal Diabetes Manager (“PDM”). The Company commercially launched the OmniPod Insulin Management System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other subsequent interim period.
     The condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories, accounts receivable, stock options and warrants, the lives of property and equipment, and warranty and doubtful account allowance reserve calculations. Actual results may differ from those estimates.
Principles of Consolidation
     The consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiary, Sub-Q Solutions, Inc. All material intercompany balances and transactions have been eliminated in consolidation. To date there has been minimal activity in Sub-Q Solutions, Inc.
Reclassifications
     Certain previously reported amounts have been reclassified to conform to the current year presentation.
Accounts Receivable and Allowance for Doubtful Accounts

     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. In estimating whether accounts receivable can be collected, the Company performs evaluations of third-party payors, patients and third-party distributors and continuously monitors collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, experience to date and any payor-specific collection issues that have been identified.
Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost at December 31, 2008 and March 31, 2009. Work in process is calculated based upon a build-up in the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw material, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items.
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
     The Company’s restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. The Company records these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified, and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when the Company records the costs. In recording the workforce reduction and related costs, the Company estimates related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, the Company may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.
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
     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient upon transfer to the third party carrier; transfer of title and risk and rewards of ownership are passed to the distributor typically upon their receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and, if applicable, the patient’s third-party insurance provider(s), prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
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
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. The Company recognizes the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the three months ended March 31, 2009 and 2008, the Company recognized $1.1 million and $38,000 of revenue, respectively, related to the Abbott agreement. There was no impact to cost of revenue related to this agreement.
     The Company had deferred revenue of $3.9 million and $4.0 million as of March 31, 2009 and December 31, 2008, respectively. The deferred revenue recorded as of March 31, 2009, was comprised of product-related revenue as well as the current portion of the agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with one accredited financial institution.
     Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. As of March 31, 2009, the two largest third-party payors each accounted for 5% of gross accounts receivable balances. As of December 31, 2008, the two largest third-party payors accounted for 7% and 4% of gross accounts receivable balances, respectively.

Income Taxes
     The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2009, the Company had no interest and penalty accrual or expense.
Adoption of New Accounting Standard
     In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was applied retrospectively to all periods presented. Any cumulative effect of the change in accounting principle on prior periods must be recognized as of the beginning of the first period presented. The Company adopted the provisions of FSP APB 14-1 as of January 1, 2009 and has reclassified $26.9 million of its long-term debt to equity as of the issuance date of the convertible notes. During the three months ended March 31, 2009, the Company recorded $1.0 million of additional interest expense related to the provisions of FSP APB 14-1. There was no impact to the three months ended March 31, 2008, as the convertible notes were not outstanding during that period.
Recent Accounting Pronouncements
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
3. Facility Agreement and Common Stock Warrants
     On March 13, 2009, the Company entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, the Company may, but is not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that the Company meets certain financial performance milestones. In connection with this Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of March 31, 2009, were $3.0 million and are being amorlized as interest expense over the 42 months of the Facility Agreement.
     Any amounts drawn under the Facility Agreement accrue interest at a rate of 9.75% per annum, and any undrawn amounts under the Facility Agreement accrue interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. The Company has the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction. All principal amounts outstanding under the Facility Agreement are payable in September 2012.
     Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require the Company to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement also provides for higher interest rates to be paid by the Company in the event of default.
     Because the consummation of certain change in control transactions would result in the payment of a premium on the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. Because an event of default results in a higher interest rate, the default interest is also a derivative. The default interest payment does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement.
     At March 31, 2009, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The premium feature related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     At March 31, 2009, of the $27.5 million of outstanding debt related to the Facility Agreement, $20.2 million is included in long-term debt in the condensed consolidated balance sheet, which reflects the net proceeds reduced by the fair value of the warrants of $6.1 million and the $1.2 million transaction fee paid to Deerfield Management Company, L.P. The $7.3 million debt discount will be recorded as interest expense over the 42 months of the loan. No interest expense was recorded in the three months ended March 31, 2009.
Common Stock Warrants
     On March 13, 2009, in connection with the execution of the Facility Agreement, the Company issued to the Lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the Facility Agreement, the Company has the right to request from the Lenders one or more cash disbursements in the minimum amount of $6.5 million per disbursement. Each additional $6.5 million disbursement shall be accompanied by the issuance to the Lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of the Company’s common stock on the fifteen consecutive trading days beginning with the date following receipt by the Lenders of the disbursement request. If the Company, in its discretion, draws down the entire $60 million credit facility, the Company will have issued warrants to purchase a total of 5.25 million shares of its common stock.
     If the Company issues or sells shares of its common stock (other than (i) pursuant to a registered public offering or shelf takedown, (ii) in a transaction that does not require shareholder approval, (iii) to partners in connection with a joint venture, distribution or other partnering arrangement in a transaction that does not require shareholder approval, (iv) upon the exercise of options granted to our employees, officers, directors and consultants, (v) of restricted stock to, or purchases of, our common stock under our employee stock purchase plan by employees, officers, directors or consultants or (vi) upon the exercise of the warrants) after March 13, 2009, the Company will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in the Company after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $3.13 per share and the closing price of the common stock on the date immediately prior to the issuance.
     All warrants issued under the Facility Agreement remain unexercised as of March 31, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of Company common stock then issued and outstanding.
     In addition, upon certain change of control transactions, or upon certain “events of default” (as defined in the warrant agreement), the holder has the right to net exercise the warrants for an amount of shares of Company common stock equal to the Black-Scholes value of the shares issuable under the warrants divided by 95% of the closing price of the common stock on the day immediately prior to the consummation of such change of control or event of default, as applicable. In certain circumstances where a warrant or portion of a warrant is not net exercised in connection with a change of control or event of default, the holder will be paid an amount in cash equal to the Black-Scholes value of such portion of the warrant not treated as a net exercise.
     In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock, the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on issuance date was recorded as additional paid in capital and debt discount to be amortized as interest expense over the term of the Facility Agreement.
4. Convertible Notes and Repayment and Termination of Term Loan
     In June 2008, the Company sold $85 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year, beginning December 15, 2008. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount. The Company does not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require the Company to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.
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
     The Company adopted the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), on January 1, 2009. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was applied retrospectively to all periods presented. Accordingly, the Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense beginning June 15, 2008 over the 5 year life of the 5.375% Notes.
     The Company incurred interest expense of approximately $2.2 million for the three months ended March 31, 2009, related to the 5.375% Notes. Of the $2.2 million, approximately $1.0 million relates to additional interest expense recognized under the provisions of FSP APB 14-1. There was no interest expense related to the 5.375% Notes in the three months ended March 31, 2008. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded in the condensed consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes.
     At March 31, 2009, the outstanding amounts related to the 5.375% Notes of $61.2 million are included in long-term debt in the condensed consolidated balance sheet and reflect the debt discount of $23.8 million. At December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FSP APB 14-1 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million

($26.9 million less the financing costs allocated to the equity of $1.1 million) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year life of the notes. The Company recorded $1.0 million of interest expense related to the debt discount in the three months ended March 31, 2009. At March 31, 2009, the 5.375% Notes have a remaining life of 4.25 years. No interest expense was recorded in the three months ended March 31, 2008. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, will be retroactively restated to reflect the additional interest expense pursuant to FSP APB 14-1.
     The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate the Company’s outstanding term loan and the Company intends to use the remainder for general corporate purposes. On June 16, 2008, the Company repaid the entire outstanding principal balance, plus accrued and unpaid interest, under its existing term loan in the aggregate of approximately $21.8 million. Additionally, the Company paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan. The Company incurred interest expense of approximately $0.7 million for the three months ended March 31, 2008, related to the term loan. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
5. Restructuring Expenses and Impairments of Assets
     In December 2008, the Company recorded restructuring and impairment charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the Company’s strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. The Company determined that it would no longer use certain manufacturing equipment located in its Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, the Company recorded $7.4 million as a non-cash charge related to impairments of assets and $0.8 million in workforce and related charges.
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
     The Company ceased to use certain assets in its Bedford facility, in connection with the transition of manufacturing to Flextronics. The Company continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter. During the fourth quarter the Company concluded that the capacity of the manufacturing line operated by Flextronics is considered adequate to meet anticipated demand and quality standards in the future. As the Company determined on December 1, 2008, that it would no longer use the Bedford equipment on December 1, 2008, the Company recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment has no expected salvage value as it is highly customized equipment that can only be used for the manufacture of OmniPods.
     At March 31, 2009 and December 31, 2008, the Company’s accrued expense for restructuring was $0.4 million and $0.6 million, respectively, for final payments of severance and will be fully utilized in 2009.
     The following is a summary of restructuring activity for the three months ended March 31, 2009:

3 Months Ended
March 31, 2009
Workforce and
related

Balance at the beginning of year	$612
Restructuring expense	—
Payments	(211)

Balance at the end of the year	$401

6. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2009 and 2008, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended
	March 31,
	2009	2008
Convertible debt	3,981,969	—
Unvested restricted common shares	3,552	—
Outstanding options	3,448,215	2,975,098
Outstanding warrants	3,812,752	62,752

Total	11,246,488	3,037,850

7. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Trade receivables	$18,184	$15,738
Allowance for doubtful accounts	(4,893)	(3,800)

	$13,291	$11,938

8. Inventories
     Inventories consist of the following:

	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Raw materials	$3,443	$3,518
Work-in-process	854	997
Finished goods	10,850	12,355

	$15,147	$16,870

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
     Inventories of finished goods were held at cost at March 31, 2009 and December 31, 2008. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Prior to June 30, 2008, sales and production volumes were not adequate to result in per-unit costs that were lower than the current market price for the OmniPod. During the third quarter of 2008, the Company began presenting its inventory of completed OmniPods at cost, as the cost to produce OmniPods was lower than the Company’s selling price.
9. Product Warranty Costs
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

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance at the beginning of period	$2,268	$865
Warranty expense	1,139	717
Warranty claims settled	(735)	(486)

Balance at the end of the period	$2,672	$1,096

Composition of balance:
Short-term	$991	$494
Long-term	1,681	602

Total warranty balance	$2,672	$1,096

10. Commitments and Contingencies
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
11. Equity

Stock-Based Compensation Plans
     Activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value

Balance, December 31, 2008	2,933,832	$9.47	$6,080,097
Granted	763,500	6.79
Exercised	(60,194)	2.07	$293,488 (1)
Canceled	(188,923)	15.45

Balance, March 31, 2009	3,448,215	$8.68

Vested, March 31, 2009	1,539,819	$6.42	$1,306,175 (2)

Vested and expected to vest, March 31, 2009 (3)	2,801,840

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of March 31, 2009, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of March 31, 2009, plus the number of unvested options expected to vest as of March 31, 2009, based on the unvested options outstanding at March 31, 2009, adjusted for an estimated forfeiture rate of 16%.
     In the three months ended March 31, 2009 and 2008, no shares were contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2009 and 2008, the Company recorded no significant stock-based compensation charges related to the ESPP.
     Employee stock-based compensation expense under SFAS 123R recognized in the three months ended March 31, 2009 and 2008 was $1.2 million and $0.7 million, respectively.
12. Income Taxes
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; potential manufacturing problems, including damage, destruction or loss of any of our automated assembly units or difficulties in implementing our automated manufacturing strategy; our ability to anticipate and effectively manage risks associated with doing business internationally, particularly in China; potential problems with sole source or other third-party suppliers on which we are dependent; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse affects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our ability to attract and retain key personnel; our ability to manage our growth; risks associated with potential future acquisitions; our ability to raise additional funds in the future; our ability to maintain compliance with the restrictions and related to our indebtedness; our ability to successfully maintain effective internal controls; and other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009 as updated by Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
Overview
     We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System consists of our disposable OmniPod insulin infusion device and our handheld, wireless Personal Diabetes Manager.
     The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005 and we began commercial sale of the OmniPod System in the United States in October 2005. We have progressively expanded our marketing and sales efforts from an initial focus in the Eastern United States, to having availability of the OmniPod System in the entire United States. We focus our sales towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetic patients.
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
     Our OmniPod manufacturing capacity as of March 31, 2009 was in excess of 200,000 OmniPods per month. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the installation of automated manufacturing equipment, collaboration with contract manufacturers and reduction of cost of supplies of raw materials and sub-assemblies, is important to allow us to achieve profitability.
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
     Our continued growth is dependent on our ability to generate interest in our products through sales and marketing activities. We also depend on our ability to effectively and correctly evaluate the extent of patients’ reimbursement coverage under applicable reimbursement programs in order to convert customer inquiries into shipments and revenue.
     Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2009, we incurred net losses of $19.6 million. As of March 31, 2009, we had an accumulated deficit of $270.0 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock as well as a private placement of our convertible debt. As of March 31, 2009, we had $85 million of convertible debt outstanding and $27.5 million of outstanding debt relating to a Facility Agreement entered into March 13, 2009. Under the Facility Agreement, we have the ability to borrow up to a total of $60 million upon meeting certain financial performance milestones. Since inception, we have received aggregate net proceeds of $351.6 million from the issuance of redeemable convertible preferred stock, common stock and debt.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2009 will be focused primarily on continuing to reduce our per-unit production costs, expanding sales to domestic and international markets and reducing our spending on manufacturing overhead and operating expenses. The continued expansion of our manufacturing capacity will help us to achieve lower material costs due to volume purchase discounts and improved absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States market and enter certain international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, particularly in light of the recession in the United States and the slowdown of economic growth in the rest of the world which is creating a challenging near term business environment. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
Facility Agreement and Common Stock Warrants
     On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we may, but are not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we meet certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of March 31, 2009, were $3.0 million and are being amortized as interest expense over the 42 months of the Facility Agreement.
     Any amounts drawn under the Facility Agreement accrue interest at a rate of 9.75% per annum, and any undrawn amounts under the Facility Agreement accrue interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. We have the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction. All principal amounts outstanding under the Facility Agreement are payable in September 2012.
     Additionally, any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the Lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the Lenders would have the right to require us to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement also provides for higher interest rates to be paid by us in the event of default.
     Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. Because an event of default results in a higher interest rate, the default interest is also a derivative. The default interest payment does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement.
     At March 31, 2009, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     At March 31, 2009, of the $27.5 million of outstanding debt related to the Facility Agreement, $20.2 million is included in long-term debt in the condensed consolidated balance sheet, which reflects the net proceeds reduced by the fair value of the warrants of $6.1 million and the $1.2 million transaction fee paid to Deerfield Management Company, L.P. The $7.3 million debt discount will be recorded as interest expense over the 42 months of the loan. No interest was recorded in the three months ended March 31, 2009.
     On March 13, 2009, in connection with the execution of the Facility Agreement, we issued to the Lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Each additional $6.5 million disbursement shall be accompanied by the issuance to the Lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of our common stock on the fifteen consecutive trading days beginning with the date following receipt by the Lenders of the disbursement request. If we, in our discretion, draw down the entire $60 million credit facility, we will have issued warrants to purchase a total of 5.25 million shares of our common stock.
     If we issue or sell shares of our common stock (other than (i) pursuant to a registered public offering or shelf takedown, (ii) in a transaction that does not require shareholder approval, (iii) to partners in connection with a joint venture, distribution or other partnering arrangement in a transaction that does not require shareholder approval, (iv) upon the exercise of options granted to our employees, officers, directors and consultants, (v) of restricted stock to, or purchases of, our common stock under our employee stock purchase plan by employees, officers, directors or consultants or (vi) upon the exercise of the warrants) after March 13, 2009, we will issue concurrently therewith additional warrants to purchase such number of shares of common stock as will entitle the Lenders to maintain the same beneficial ownership in us after the issuance as they had prior to such issuance, as adjusted on a pro rata basis for repayments of the outstanding principal amount under the loan, with such warrants being issued at an exercise price equal to the greater of $3.13 per share and the closing price of the common stock on the date immediately prior to the issuance.
     All warrants issued under the Facility Agreement remain unexercised as of March 31, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
     In addition, upon certain change of control transactions, or upon certain “events of default” (as defined in the warrant agreement), the holder has the right to net exercise the warrants for an amount of shares of our common stock equal to the Black-Scholes value of the shares issuable under the warrants divided by 95% of the closing price of the common stock on the day immediately prior to the consummation of such change of control or event of default, as applicable. In certain circumstances where a warrant or portion of a warrant is not net exercised in connection with a change of control or event of default, the holder will be paid an amount in cash equal to the Black-Scholes value of such portion of the warrant not treated as a net exercise.
     In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on issuance date was recorded as additional paid in capital and debt discount to be amortized as interest expense over the term of the Facility Agreement.
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
     We adopted the provisions of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), on January 1, 2009. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was applied retrospectively to all periods presented. Accordingly, we recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense beginning June 15, 2008 over the 5 year life of the 5.375% Notes.
     We incurred interest expense of approximately $2.2 million for the three months ended March 31, 2009, related to the 5.375% Notes. Of the $2.2 million, approximately $1.0 million relates to additional interest expense recognized under the provisions of FSP APB 14-1. There was no interest expense related to the 5.375% Notes in the three months ended March 31, 2008. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded in the condensed consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes.
     At March 31, 2009, the outstanding amounts related to the 5.375% Notes of $61.2 million are included in long-term debt in the condensed consolidated balance sheet and reflects the debt discount of $23.8 million. At December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FSP APB 14-1 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year life of the notes. We recorded $1.0 million of interest expense related to the debt discount in the three months ended March 31, 2009. At March 31, 2009, the 5.375% Notes have a remaining life of 4.25 years. No interest expense was recorded in the three months ended March 31, 2008. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, will be retroactively restated to reflect the additional interest expense pursuant to FSP APB 14-1.
     We received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate our outstanding term loan, and we are using the remainder for general corporate purposes. On June 16, 2008, we repaid the entire outstanding principal balance, plus accrued and unpaid interest, under our existing term loan in the aggregate of approximately $21.8 million. Additionally, we paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan. We incurred interest expense of approximately $0.7 million for the three months ended March 31, 2008, related to the term loan. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. We recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, we recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
Financial Operations Overview
     Revenue. Revenue is recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104 (“SAB 104”) and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists (“SFAS 48”). We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and OmniPod System Interactive Training CD, and from the subsequent sales of additional OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. For the three months ended March 31, 2009, and for preceding periods, materially all of our revenue was derived from sales within the United States.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the three months ended March 31, 2009 and 2008, we recognized $1.1 million and $38,000 of revenue, respectively, related to the Abbott agreement. There was no impact to cost of revenue related to this agreement.
     As of March 31, 2009 and December 31, 2008, we had deferred revenue of $2.5 million and $2.4 million, respectively which includes the current portion of deferred revenue related to the agreement fee received under the first amendment to our development agreement with Abbott.
     Cost of revenue. Cost of revenue consists primarily of raw materials, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, freight and packaging costs. For the remainder of 2009, we expect the cost of revenue to decrease as a percentage of revenue due to expected reductions in per-unit raw materials costs associated with volume purchase discounts, increases in our OmniPod manufacturing capacity as the supply of complete OmniPods and subassemblies from Flextronics increases and reduction in our scrap and other period expenses. The increase in our OmniPod production volume is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not continue to increase, then the average cost of revenue per OmniPod may not decrease and we may continue to incur gross losses.
     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, as well as the costs of market studies and product development projects. We expense all research and development costs as incurred. For the remainder of 2009, we expect overall research and development spending to be in line with current levels in order to support our current research and development efforts, which are focused primarily on increased functionality, design for ease of use and reduction of production cost, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. For the remainder of 2009, we expect sales and marketing expenses to decrease as a percentage of sales as we believe we have aligned our sales and marketing efforts with our current business needs.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. In 2009, we expect general and administrative expenses to continue to improve slightly from current levels.

Results of Operations
     The following table presents certain statement of operations information for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008	% Change
	(Unaudited)
	(In thousands)
Revenue	$12,469	$6,671	87%
Cost of revenue	10,474	9,998	5%

Gross margin (loss)	1,995	(3,327)
Operating expenses:
Research and development	3,204	2,923	10%
General and administrative	7,491	5,197	44%
Sales and marketing	8,772	8,565	2%
Total operating expenses	19,467	16,685	17%

Operating loss	(17,472)	(20,012)	13%

Other income (expense), net	(2,173)	138

Net loss	$(19,645)	$(19,874)	1%

Comparison of the Three Months Ended March 31, 2009 and 2008
Revenue
     Our total revenue was $12.5 million for the three months ended March 31, 2009, compared to $6.7 million for the same period in 2008. The increase in revenue is primarily due to an increased number of patients using the OmniPod. In addition to the increase in the number of reorders from our growing patient base, the increase in patients also resulted in additional revenue related to the Abbott agreement of $1.1 million in the three months ended March 31, 2009. We expect our revenue to continue to increase in 2009 as we continue to add new patients and generate an increased number of reorders based on our expanding patient base.
Cost of Revenue
     Cost of revenue was $10.5 million for the three months ended March 31, 2009, compared to $10.0 million for the same period in 2008. The increase is due to increased sales volume offset by efficiencies resulting from increased manufacturing capacity, lower depreciation and increased utilization of Flextronics as the sole manufacturer of complete OmniPods. Cost of revenue in the three months ended March 31, 2008, includes adjustment of inventory to lower of cost or market and indirect costs. The per-unit cost to manufacture the OmniPod decreased in the three months ended March 31, 2009, compared to the same period in 2008, resulting in improvement of our gross margin.
Research and Development
     Research and development expenses increased $0.3 million, or 10%, to $3.2 million for the three months ended March 31, 2009 compared to $2.9 million for the same period in 2008. For the three months ended March 31, 2009, the slight increase in research and development expenses was primarily attributable to an increase of $0.4 million in employee related expenses including stock-based compensation and an increase of $0.4 million in tools and supplies used for research and development activities, offset by a reduction of $0.5 million in outside services and temporary help.

General and Administrative
     General and administrative expenses increased $2.3 million, or 44%, to $7.5 million for the three months ended March 31, 2009, compared to $5.2 million for the same period in 2008. For the three months ended March 31, 2009, the increase in general and administrative expenses was primarily due to an increase of $0.7 million in allowances and write-offs for doubtful trade accounts receivables, $0.4 million increase in employee compensation and benefit costs, including stock-based compensation, associated with the hiring of additional employees, $0.3 million in audit-related fees, $0.1 million in other consulting and legal expenses and $0.2 million in depreciation expense.
Sales and Marketing
     Sales and marketing expenses increased $0.2 million, or 2%, to $8.8 million for the three months ended March 31, 2009, compared to $8.6 million for the same period in 2008. For the three months ended March 31, 2009, the increase in sales and marketing expenses was primarily due to an increase of $1.1 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing areas throughout 2008, $0.1 million in travel expenses due in part to the national sales meeting held in the first quarter of 2009 and $0.3 million in outside consulting services, which include our external trainers. These increases were offset by a $1.3 million reduction in the use of samples and Patient Demonstration Kits in the three months ended March 31, 2009.
Other Income (Expense)
     Net interest expense was $2.2 million for the three months ended March 31, 2009, compared to net interest income of $0.1 million for the same period in 2008. For the three months ended March 31, 2009, the increase in interest expense was caused by the interest on the 5.375% Notes issued in June 2008, as well as adoption of FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. We adopted the provisions of FSP APB 14-1 as of January 1, 2009 and reclassified $26.9 million of our long-term debt to equity as of the issuance date of the convertible notes. During the three months ended March 31, 2009, we recorded $2.2 million of interest expense related to the cash interest on the 5.375% Notes as well as the provisions of FSP APB 14-1. There was no impact to the three months ended March 31, 2008, as the convertible notes were not outstanding. We anticipate interest expense to increase as a result of the issuance of the Facility Agreement in March 2009.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placement of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of March 31, 2009, we had $68.2 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales and our borrowing capacity, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Financial Resources
     On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we may, but are not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we meet certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead Lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of March 31, 2009 were $3.0 million.
     Any amounts drawn under the Facility Agreement accrue interest at a rate of 9.75% per annum, and any undrawn amounts under the Facility Agreement accrue interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. We have the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction. All principal amounts outstanding under the Facility Agreement are payable in September 2012.
     In connection with the Facility Agreement, we issued to the Lenders warrants to purchase 3.75 million shares of common stock at an exercise price of $3.13 per share. Each additional $6.5 million disbursement shall be accompanied by the issuance to the Lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of our common stock on the fifteen consecutive trading days beginning with the date following receipt by the Lenders of the disbursement request. At March 31, 2009, all warrants issued under the Facility Agreement remained unexercised.
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
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash used in operating activities	$(12,971)	$(14,111)
Net loss	$(19,645)	$(19,874)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization of the debt discount and stock-based compensation expense as well as changes to working capital. Significant uses of cash from operations include increases in accounts receivable and other current assets. The increase in accounts receivable is primarily attributable to our increased sales, and to some extent increased aging of receivable balances. Accounts receivables are shown net of increased allowances for doubtful debt in the consolidated balance sheets. Cash used in operating activities is partly offset by increases in accounts payable, accrued expenses and deferred revenue.
Investing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Cash used in investing activities	$(165)	$(5,279)
Cash provided by (used in) financing activities	$24,637	$(2,163)
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Our cash used in investing activities has decreased significantly in the three months ended March 31, 2009, compared to the three months ended March 31, 2008 as we completed building the majority of our manufacturing equipment in 2008. Capital expenditures are expected to remain at lower levels in 2009 compared to 2008. Cash provided by financing activities in the three months ended March 31, 2009, mainly consisted of the net proceeds from the Facility Agreement entered into on March 13, 2009.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of March 31, 2009, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations. This letter of credit will expire on October 30, 2009.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we did not have any off-balance sheet financing arrangements.
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
Revenue Recognition
     We generate most of our revenue from sales of our OmniPod Insulin Management System to diabetes patients or third-party distributors who resell the product to diabetes patients. The initial sale to a new customer or a third-party distributor typically includes OmniPods and a Starter Kit, which include the PDM, two OmniPods, the OmniPod System User Guide and the OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.

     Revenue is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements (“SAB 104”), which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient upon transfer to the third party carrier; transfer of title and risk and rewards of ownership are passed to the distributor typically upon their receipt of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and, if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
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
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the three months ended March 31, 2009 and 2008, we recognized $1.1 million and $38,000 of revenue, respectively, related to the Abbott agreement. There was no impact to cost of revenue related to this agreement.
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
Income Taxes
     We file federal and state tax returns. We have accumulated significant losses since our inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2009, we had no interest and penalty accrual or expense.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. In estimating whether accounts receivable can be collected, we perform evaluations of customers and continuously monitor collections and payments and estimates an allowance for doubtful accounts based on the aging of the underlying invoices, experience to date and any payor-specific collection issues that have been identified.
Adoption of New Accounting Standard
     In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 should be applied retrospectively to all periods presented. Any cumulative effect of the change in accounting principle on prior periods should be recognized as of the beginning of the first period presented. We adopted the provisions of FSP APB 14-1 as of January 1, 2009 and reclassified $26.9 million of our long-term debt to equity as of the issuance date of the convertible notes. During the three months ended March 31, 2009, we recorded $1.0 million of additional interest expense related to the provisions of FSP APB 14-1. There was no impact to the three months ended March 31, 2008, as the convertible notes were not outstanding.
Recent Accounting Pronouncements
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
     As of March 31, 2009, we had outstanding debt recorded at $61.2 million related to our 5.375% Notes and $20.2 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2009, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Document

4.1	Form of Warrant to purchase shares of common stock of Insulet Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

10.1	Offer Letter by and between Insulet Corporation and Brian Roberts dated March 2, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2009).

10.2	Facility Agreement, dated March 13, 2009, by and among Insulet Corporation and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

10.3	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

10.4	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: May 8, 2009	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.1	Form of Warrant to purchase shares of common stock of Insulet Corporation (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

10.1	Offer Letter by and between Insulet Corporation and Brian Roberts dated March 2, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 5, 2009).

10.2	Facility Agreement, dated March 13, 2009, by and among Insulet Corporation and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

10.3	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

10.4	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on March 16, 2009).

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.