Form 10-Q
period 2009-06-30
INSULET CORP
filed 2009-08-05
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     As of August 3, 2009, the registrant had 27,913,178 shares of common stock outstanding.

INSULET CORPORATION

Page

PART I. FINANCIAL INFORMATION	3

Item 1. Condensed Consolidated Financial Statements	3
Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 (unaudited)	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION	25

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 5. Other Information	25
Item 6. Exhibits	25

Signatures	26
EX-31.1 Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a)
EX-31.2 Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a)
EX-32.1 Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

		As of
	As of	December 31,
	June 30,	2008
	2009	(Restated)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$52,362	$56,663
Accounts receivable, net	15,509	11,938
Inventories	10,409	16,870
Prepaid expenses and other current assets	2,100	3,028

Total current assets	80,380	88,499
Property and equipment, net	15,689	17,564
Other assets	3,244	2,170

Total assets	$99,313	$108,233

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,580	$7,291
Accrued expenses	8,153	7,300
Deferred revenue	3,050	2,377

Total current liabilities	16,783	16,968
Long-term debt, net of current portion	83,079	60,172
Other long-term liabilities	2,922	2,987

Total liabilities	102,784	80,127
Stockholders’ Equity (Deficit)
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2009 and December 31, 2008. Issued and outstanding: zero shares at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2009 and December 31, 2008
Issued and outstanding: 27,909,516 and 27,778,921 shares at June 30, 2009 and December 31, 2008, respectively	29	29
Additional paid-in capital	286,734	278,427
Accumulated deficit	(290,234)	(250,350)

Total stockholders’ equity (deficit)	(3,471)	28,106

Total liabilities and stockholders’ equity (deficit)	$99,313	$108,233

     December 31, 2008 balances have been restated to reflect the retrospective adoption of FSP APB 14-1.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2008		2008
	2009	(Restated)	2009	(Restated)
	(In thousands, except share and per share data)
Revenue	$14,617	$7,417	$27,086	$14,088
Cost of revenue	11,448	9,785	21,922	19,783

Gross profit (loss)	3,169	(2,368)	5,164	(5,695)
Operating expenses:
Research and development	3,272	3,382	6,476	6,306
General and administrative	5,838	5,395	13,329	10,592
Sales and marketing	10,504	10,994	19,276	19,559

Total operating expenses	19,614	19,771	39,081	36,457

Operating loss	(16,445)	(22,139)	(33,917)	(42,152)

Interest income	81	360	182	1,073
Interest expense	(3,875)	(2,255)	(6,149)	(2,829)

Net interest expense	(3,794)	(1,895)	(5,967)	(1,756)

Net loss	(20,239)	(24,034)	(39,884)	(43,908)

Net loss per share basic and diluted	$(0.73)	$(0.87)	$(1.43)	$(1.60)

Weighted average number of shares used in calculating basic and diluted net loss per share	27,869,159	27,568,296	27,836,869	27,481,292

     Results for the three and six months ended June 30, 2008 have been restated to reflect the retrospective adoption of FSP APB 14-1.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
		2008
	2009	(Restated)
	(In thousands)
Cash flows from operating activities
Net loss	$(39,884)	$(43,908)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,631	2,884
Amortization of debt discount	2,672	757
Stock compensation expense	2,231	1,658
Provision for bad debts	1,670	1,122
Non cash interest expense	319	684
Changes in operating assets and liabilities:
Accounts receivable	(5,241)	(6,099)
Inventory	6,461	(5,346)
Prepaids and other current assets	927	(1,357)
Accounts payable and accrued expenses	(857)	4,845
Other long term liabilities	(65)	2,217
Deferred revenue, short term	673	331

Net cash used in operating activities	(28,463)	(42,212)

Cash flows from investing activities
Purchases of property and equipment	(756)	(7,824)

Net cash used in investing activities	(756)	(7,824)

Cash flows from financing activities
Principal payments of long term loan	—	(5,454)
Proceeds from convertible note offering, net of financing expenses	—	81,615
Proceeds from issuance of facility agreement, net of financing expenses	24,513	—
Redemption of long term loan	—	(22,719)
Proceeds from issuance of common stock, net of offering expenses	405	1,105
Proceeds from payment of subscription receivable	—	9

Net cash provided by financing activities	24,918	54,556

Net increase (decrease) in cash and cash equivalents	(4,301)	4,520
Cash and cash equivalents, beginning of period	56,663	94,588

Cash and cash equivalents, end of period	$52,362	$99,108

Supplemental disclosure of cash flow information
Cash paid for interest	$2,882	$1,746

Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$6,065	$—
     Results for the six months ended June 30, 2008 have been restated to reflect the retrospective adoption of FSP APB 14-1.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other subsequent interim period.
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
Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost at December 31, 2008 and June 30, 2009. Work in process is calculated based upon a build-up in the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw material, labor and manufacturing overhead. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items.

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
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. The Company typically recognizes the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the three and six months ended June 30, 2009, the Company recognized $1.0 million and $2.1 million of revenue related to the Abbott agreement, respectively. In the three and six months ended June 30, 2008, the Company recognized $0.1 million and $0.2 million of revenue related to the Abbott agreement, respectively. There was no impact to cost of revenue related to this agreement.
     The Company had deferred revenue of $4.4 million and $4.0 million as of June 30, 2009 and December 31, 2008, respectively. The deferred revenue recorded as of June 30, 2009 was comprised of product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with one accredited financial institution.
     Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. As of June 30, 2009, the two largest third-party payors each accounted for 4% of gross accounts receivable balances. As of December 31, 2008, the two largest third-party payors accounted for 7% and 4% of gross accounts receivable balances, respectively.
Income Taxes
     The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2009, the Company had no interest and penalty accrual or expense.
Adoption of New Accounting Standards
     In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods was recognized as of the beginning of the first period presented. The Company adopted the provisions of FSP APB 14-1 as of January 1, 2009 and has reclassified $26.9 million of its long-term debt to equity as of the issuance date of the convertible notes. During the three and six months ended June 30, 2009, the Company recorded $1.1 million and $2.1 million, respectively, of additional interest expense related to the provisions of FSP APB 14-1. During the three and six months ended June 30, 2008, the Company recorded $0.2 million of additional interest expense related to the provisions of FSP APB 14-1.
     The Company adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on the Company’s financial position, results of operations, or cash flows. The Company has evaluated subsequent events through August 5, 2009, the date it has issued this Quarterly Report on Form 10-Q.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the three months ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on its condensed consolidated financial statements.
     In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP No. 115-2 and FAS 124-2 in the three months ended June 30, 2009. The adoption of FSP No. 115-2 and FAS 124-2 did not have a material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement No. 168, or SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for the Company in the three months ended September 30, 2009. This will have an impact on the Company’s disclosures in the condensed consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No.168.
3. Facility Agreement and Common Stock Warrants
     On March 13, 2009, the Company entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, the Company may, but is not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that the Company meets certain financial performance milestones. In connection with this Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of June 30, 2009, were $3.0 million and are being amortized as interest expense over the 42 months of the Facility Agreement.
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
     At June 30, 2009, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The premium feature related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     At June 30, 2009, $20.8 million of the $27.5 million of outstanding debt related to the Facility Agreement is included in long-term debt in the condensed consolidated balance sheet, which reflects the net proceeds reduced by the $6.1 million fair value of the warrants and the $1.2 million transaction fee paid to Deerfield Management Company, L.P. The $7.3 million debt discount recorded upon the issuance of the debt is being recorded as interest expense over the 42 months of the loan. Approximately $1.3 million of interest expense was recorded in the three and six months ended June 30, 2009. Of the $1.3 million, approximately $0.7 million relates to cash interest and $0.6 million relates to amortization of the debt discount and deferred financing costs.
Common Stock Warrants
     On March 13, 2009, in connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the Facility Agreement, the Company has the right to request from the lenders one or more cash disbursements in the minimum amount of $6.5 million per disbursement. Each additional $6.5 million disbursement will be accompanied by the issuance to the lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of the Company’s common stock on the fifteen consecutive trading days beginning with the date following receipt by the lenders of the disbursement request. If the Company, in its discretion, draws down the entire $60 million credit facility, the Company will have issued warrants to purchase a total of 5.25 million shares of its common stock.
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
     All warrants issued under the Facility Agreement remain unexercised as of June 30, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of Company common stock then issued and outstanding.
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
     In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially settled in, a Company’s Own Stock , the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on issuance date was recorded as additional paid in capital and debt discount and is being amortized as interest expense over the term of the Facility Agreement.
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
     The Company incurred interest expense of approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2009, respectively, related to the 5.375% Notes. Of the $2.2 million recorded in the three months ended June 30, 2009, approximately $1.1 million relates to additional interest expense recognized under the provisions of FSP APB 14-1. Of the $4.4 million recorded in the six months ended June 30, 2009, approximately $2.2 million relates to additional interest expense recognized under the provisions of FSP APB 14-1. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded in the condensed consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes.
     At June 30, 2009, the outstanding amounts related to the 5.375% Notes of $62.3 million are included in long-term debt in the condensed consolidated balance sheet and reflect the debt discount of $22.7 million. At December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FSP APB 14-1 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million ($26.9 million less the financing costs allocated to the equity of $1.1 million) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year life of the notes. The Company recorded $1.1 million and $2.2 million of interest expense related to the debt discount in the three and six months ended June 30, 2009, respectively. At June 30, 2009, the 5.375% Notes have a remaining life of 4 years. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, has been retroactively restated to reflect the additional interest expense pursuant to FSP APB 14-1. The Company recorded $0.2 million of interest expense related to the debt discount in the three and six months ended June 30, 2008.
     The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate the Company’s outstanding term loan and the Company is using the remainder for general corporate purposes. On June 16, 2008, the Company repaid the entire outstanding principal balance, plus accrued and unpaid interest, under its existing term loan in the aggregate of approximately $21.8 million. Additionally, the Company paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan. The Company incurred interest expense related to the term loan of approximately $0.9 million and $1.5 million for the three and six months ended June 30, 2008, respectively. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
5. Restructuring Expenses and Impairments of Assets
     In December 2008, the Company recorded restructuring and impairment charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the Company’s strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., which is located in China. The Company determined that it would no longer use certain manufacturing equipment located in its Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, the Company recorded $7.4 million as a non-cash charge related to impairments of assets and $0.8 million in workforce and related charges.
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
     The Company ceased to use certain assets in its Bedford facility in connection with the transition of manufacturing to Flextronics. The Company continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter of 2008. During the fourth quarter of 2008 the Company concluded that the capacity of the manufacturing line operated by Flextronics is considered adequate to meet anticipated demand and quality standards in the future. As the Company determined that it would no longer use the Bedford equipment on December 1, 2008, the Company recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment has no expected salvage value as it is highly customized equipment that can only be used for the manufacture of OmniPods.
     At June 30, 2009 and December 31, 2008, the Company’s accrued expense for restructuring was $0.3 million and $0.6 million, respectively, for final payments of severance and will be fully utilized in 2009.
     The following is a summary of restructuring activity for the three and six months ended June 30, 2009. There was no restructuring activity in the three and six months ended June 30, 2008.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	Workforce and related	Workforce and related
	(In thousands)
Balance at the beginning of year	$401	$612
Restructuring expense	—	—
Payments	(139)	(350)

Balance at the end of the year	$262	$262

6. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2009 and 2008, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Convertible notes	3,981,969	3,981,969	3,981,969	3,981,969
Unvested restricted common shares	3,108	—	3,108	—
Outstanding options	3,547,547	2,863,384	3,547,547	2,863,384
Outstanding warrants	3,812,752	62,752	3,812,752	62,752

Total	11,345,376	6,908,105	11,345,376	6,908,105

7. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Trade receivables	$20,682	$15,738
Allowance for doubtful accounts	(5,173)	(3,800)

	$15,509	$11,938

8. Inventories
     Inventories consist of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Raw materials	$3,300	$3,518
Work-in-process	717	997
Finished goods	6,392	12,355

	$10,409	$16,870

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
     Inventories of finished goods were held at cost at June 30, 2009 and December 31, 2008. The Company’s production process has a high degree of fixed costs and sales and production volumes may vary significantly from one period to another. Prior to June 30, 2008, sales and production volumes were not adequate to result in per-unit costs that were lower than the current market price for the OmniPod. During the third quarter of 2008, the Company began presenting its inventory of completed OmniPods at cost, as the cost to produce OmniPods was lower than the Company’s selling price.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Balance at the beginning of period	$2,672	$1,096	$2,268	$865
Warranty expense	793	1,053	1,936	1,769
Warranty claims settled	(856)	(649)	(1,595)	(1,134)

Balance at the end of the period	$2,609	$1,500	$2,609	$1,500

Composition of balance:
Short-term	1,040	647	1,040	647
Long-term	1,569	853	1,569	853

Total warranty balance	$2,609	$1,500	$2,609	$1,500

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
     The Company’s operating lease agreements contain scheduled rent increases which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB Technical Bulletin 88-1, Issues Relating to Accounting for Leases, and FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases , in accounting for these lease provisions.
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

11. Equity
Stock-Based Compensation Plans
     Activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)

Balance, December 31, 2008	2,933,832	$9.47	$6,080,097
Granted	978,000	6.43
Exercised	(109,416)	2.44	$462,309 (1)
Canceled	(254,869)	15.11

Balance, June 30, 2009	3,547,547	$8.45

Vested, June 30, 2009	1,579,149	6.85	$4,724,861 (2)

Vested and expected to vest, June 30, 2009 (3)	2,878,926

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of June 30, 2009, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of June 30, 2009, plus the number of unvested options expected to vest as of June 30, 2009, based on the unvested options outstanding at June 30, 2009, adjusted for an estimated forfeiture rate of 16%.
As of June 30, 2009 and 2008, 22,367 and 5,995 shares were contingently issued under the employee stock purchase plan (“ESPP”), respectively. In the three and six months ended June 30, 2009 and 2008, the Company recorded no significant stock-based compensation charges related to the ESPP.
     Employee stock-based compensation expense under SFAS 123R recognized in the three and six months ended June 30, 2009 was $1.0 million and $2.2 million, respectively. Employee stock-based compensation expense under SFAS 123R recognized in the three and six months ended June 30, 2008 was $1.0 million and $1.7 million, respectively.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: our historical operating losses; our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; our ability to increase customer orders and manufacturing volume; adverse changes in general economic conditions; our ability to raise additional funds in the future; our ability to anticipate and effectively manage risks associated with doing business internationally, particularly in China; our dependence on third-party suppliers; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse affects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; our ability to attract and retain key personnel; our ability to manage our growth; our ability to maintain compliance with the restrictions and related to our indebtedness; our ability to successfully maintain effective internal controls; the volatility of the price of our common stock; and other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009 as updated by Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
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
     Our OmniPod manufacturing capacity as of June 30, 2009 was in excess of 250,000 OmniPods per month. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the installation of automated manufacturing equipment, collaboration with contract manufacturers and reduction of cost of supplies of raw materials and sub-assemblies, is important as we strive to achieve profitability.
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
     Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2009, we incurred net losses of $20.2 million and $39.9 million, respectively. As of June 30, 2009, we had an accumulated deficit of $290.2 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock as well as a private placement of our convertible debt. As of June 30, 2009, we had $85 million of convertible debt outstanding and $27.5 million of outstanding debt relating to a Facility Agreement entered into March 13, 2009. Under the Facility Agreement, we have the ability to borrow up to a total of $60 million upon meeting certain financial performance milestones. Since inception, we have received aggregate net proceeds of $351.9 million from the issuance of redeemable convertible preferred stock, common stock and debt.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2009 will be focused primarily on continuing to reduce our per-unit production costs through higher production volumes and planned cost reduction initiatives, expanding sales to domestic and international markets and reducing our spending on manufacturing overhead and operating expenses. The continued expansion of our manufacturing capacity will help us to achieve lower material costs due to volume purchase discounts and improved absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States market and enter certain international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, particularly in light of the recession in the United States and the slowdown of economic growth in the rest of the world which is creating a challenging near term business environment. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
Facility Agreement and Common Stock Warrants
     On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we may, but are not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we meet certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of June 30, 2009, were $3.0 million and are being amortized as interest expense over the 42 months of the Facility Agreement.
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
     At June 30, 2009, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     At June 30, 2009, of the $27.5 million of outstanding debt related to the Facility Agreement, $20.8 million is included in long-term debt in the condensed consolidated balance sheet, which reflects the net proceeds reduced by the fair value of the warrants of $6.1 million and the $1.2 million transaction fee paid to Deerfield Management Company, L.P. The $7.3 million debt discount is being recorded as interest expense over the 42 months of the loan. Approximately $1.3 million of interest expense was recorded in the three and six months ended June 30, 2009. Of the $1.3 million, approximately $0.7 million relates to cash interest and $0.6 million relates to amortization of the debt discount and deferred financing costs.

     On March 13, 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Each additional $6.5 million disbursement will be accompanied by the issuance to the lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of our common stock on the fifteen consecutive trading days beginning with the date following receipt by the lenders of the disbursement request. If we, in our discretion, draw down the entire $60 million credit facility, we will have issued warrants to purchase a total of 5.25 million shares of our common stock.
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
     All warrants issued under the Facility Agreement remain unexercised as of June 30, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
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
     We incurred interest expense of approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2009, related to the 5.375% Notes. Of the $2.2 million recorded in the three months ended June 30, 2009, approximately $1.1 million relates to additional interest expense recognized under the provisions of FSP APB 14-1. Of the $4.4 million recorded in the six months ended June 30, 2009, approximately $2.2 million relates to additional interest expense recognized under the provisions of FSP APB 14-1.

We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded in the condensed consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes.
     At June 30, 2009, the outstanding amounts related to the 5.375% Notes of $62.3 million are included in long-term debt in the condensed consolidated balance sheet and reflect the debt discount of $22.7 million. At December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FSP APB 14-1 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year life of the notes. We recorded $1.1 million and $2.2 million of interest expense related to the debt discount in the three and six months ended June 30, 2009, respectively. At June 30, 2009, the 5.375% Notes have a remaining life of 4 years. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, has been retroactively restated to reflect the additional interest expense pursuant to FSP APB 14-1. We recorded $0.2 million of interest expense related to the debt discount in the three and six months ended June 30, 2008.
     We received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate our outstanding term loan, and we are using the remainder for general corporate purposes. On June 16, 2008, we repaid the entire outstanding principal balance, plus accrued and unpaid interest, under our existing term loan in the aggregate of approximately $21.8 million. Additionally, we paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan. We incurred interest expense related to the term loan of approximately $0.9 million and $1.5 million for the three and six months ended June 30, 2008, respectively. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. We recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, we recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
Financial Operations Overview
     Revenue. Revenue is recognized in accordance with Securities and Exchange Staff Accounting Bulletin No. 104 (“SAB 104”) and Statement of Financial Accounting Standards No. 48, Revenue Recognition when the Right of Return Exists (“SFAS 48”). We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and OmniPod System Interactive Training CD, and from the subsequent sales of additional OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. For the three and six months ended June 30, 2009, and for preceding periods, materially all of our revenue was derived from sales within the United States.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We typically recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the three and six months ended June 30, 2009, we recognized $1.0 million and $2.1 million of revenue related to the Abbott agreement, respectively. In the three and six months ended June 30, 2008, we recognized $0.1 million and $0.2 million of revenue related to the Abbott agreement, respectively. There was no impact to cost of revenue related to this agreement.
     As of June 30, 2009 and December 31, 2008, we had deferred revenue of $4.4 million and $4.0 million, respectively, which includes product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement.
     Cost of revenue. Cost of revenue consists primarily of raw materials, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, freight and packaging costs. For the remainder of 2009, we expect the cost of revenue to decrease as a percentage of revenue due to expected reductions in per-unit raw materials costs associated with planned cost reduction initiatives and volume purchase discounts, increases in our OmniPod manufacturing capacity as the supply of complete OmniPods and subassemblies from Flextronics increases and reduction in our scrap and other period expenses. The increase in our OmniPod production volume is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not continue to increase, then the average cost of revenue per OmniPod may not decrease.

     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, as well as the costs of market studies and product development projects. We expense all research and development costs as incurred. For the remainder of 2009, we expect overall research and development spending to be in line with current levels in order to support our current research and development efforts, which are focused primarily on increased functionality, improved design for ease of use and reduction of production cost, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology.
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
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the remainder of 2009, we expect general and administrative expenses to continue to decrease slightly from current levels.
Results of Operations
     The following table presents certain statement of operations information for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
		2008			2008
	2009	(Restated)	% Change	2009	(Restated)	% Change
	(In thousands)
	(Unaudited)
Revenue	$14,617	$7,417	97%	$27,086	$14,088	92%
Cost of revenue	11,448	9,785	17%	21,922	19,783	11%

Gross profit (loss)	3,169	(2,368)	234%	5,164	(5,695)	191%
Operating expenses:
Research and development	3,272	3,382	3%	6,476	6,306	3%
General and administrative	5,838	5,395	8%	13,329	10,592	26%
Sales and marketing	10,504	10,994	4%	19,276	19,559	1%

Total operating expenses	19,614	19,771	1%	39,081	36,457	7%

Operating loss	(16,445)	(22,139)	26%	(33,917)	(42,152)	20%

Other expense, net	(3,794)	(1,895)	100%	(5,967)	(1,756)	240%

Net loss	$(20,239)	$(24,034)	16%	$(39,884)	$(43,908)	9%

Comparison of the Three and Six Months Ended June 30, 2009 and 2008
Revenue
     Our total revenue was $14.6 million and $27.1 million for the three and six months ended June 30, 2009, respectively, compared to $7.4 million and $14.1 million for the same periods in 2008. The increase in revenue is primarily due to an increased number of patients using the OmniPod System and an increase in sales to distributors. In addition to the increase in the number of reorders from our growing patient base, the increase in patients also resulted in additional revenue related to the Abbott agreement of $1.0 million and $2.1 million in the three and six months ended June 30, 2009, respectively, compared to $0.1 million and $0.2 million in the same periods in 2008. We expect our revenue to continue to increase in 2009 as we continue to add new patients and generate an increased number of reorders based on our expanding patient base. In addition, we will continue to recognize additional revenue related to the Abbott agreement.
Cost of Revenue
     Cost of revenue was $11.5 million and $21.9 million for the three and six months ended June 30, 2009, compared to $9.8 million and $19.8 million for the same periods in 2008. The increase is due to significantly increased sales volume offset by efficiencies resulting from increased manufacturing capacity, cost reduction initiatives, lower depreciation and increased utilization of Flextronics as the sole manufacturer of complete OmniPods. Cost of revenue in the three and six months ended June 30, 2008, includes adjustment of inventory to lower of cost or market. The per-unit cost to manufacture the OmniPod decreased in the three and six months ended June 30, 2009, compared to the same periods in 2008, resulting in a significant improvement of our gross margin.

Research and Development
     Research and development expenses decreased $0.1 million, or 3%, to $3.3 million for the three months ended June 30, 2009 compared to $3.4 million for the same period in 2008. Research and development expenses increased $0.2 million, or 3%, to $6.5 million for the six months ended June 30, 2009 compared to $6.3 million for the same period in 2008. For the three months ended June 30, 2009, the slight decrease in research and development expenses was primarily attributable to a decrease of $0.1 million in employee related expenses including stock-based compensation and a decrease of $0.1 million in clinical trial expenses, offset by an increase of $0.2 million in manufacturing product expense and an increase of $0.1 million in travel related expenses. For the six months ended June 30, 2009, the slight increase in research and development expenses was primarily attributable to an increase of $0.3 million in employee related expenses including stock-based compensation, an increase of $0.3 million in samples, tools and supplies and an increase of $0.2 million in travel related expenses offset primarily by a decrease of $0.5 million in outside services and temporary help.
General and Administrative
     General and administrative expenses increased $0.4 million, or 8%, to $5.8 million for the three months ended June 30, 2009, compared to $5.4 million for the same period in 2008. General and administrative expenses increased $2.7 million, or 26%, to $13.3 million for the six months ended June 30, 2009, compared to $10.6 million for the same period in 2008. For the three months ended June 30, 2009, the increase in general and administrative expenses was primarily due to an increase of $0.4 million in employee compensation and benefit costs, including stock-based compensation, associated with the hiring of additional employees. For the six months ended June 30, 2009, the increase in general and administrative expenses was primarily due to an increase of $0.5 million in allowances and write-offs for doubtful trade accounts receivables, $0.8 million increase in employee compensation and benefit costs, including stock-based compensation, associated with the hiring of additional employees, $0.5 million in consulting-related fees, $0.3 million in other licensing fees and $0.3 million in depreciation expense.
Sales and Marketing
     Sales and marketing expenses decreased $0.5 million, or 4%, to $10.5 million for the three months ended June 30, 2009, compared to $11.0 million for the same period in 2008. Sales and marketing expenses decreased $0.3 million, or 1%, to $19.3 million for the six months ended June 30, 2009, compared to $19.6 million for the same period in 2008. For the three months ended June 30, 2009, the decrease in sales and marketing expenses was primarily due to a decrease of $0.9 million in samples and Patient Demonstration Kits and a $0.2 million decrease in convention and printing fees. These decreases were offset by an increase of $0.5 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing areas throughout 2008 and higher commissions and related taxes earned in connection with higher sales volumes and $0.3 million in outside consulting services, which include our external trainers. For the six months ended June 30, 2009, the decrease in sales and marketing expenses was primarily due to a decrease of $2.2 million in samples and Patient Demonstration Kits. The decrease was offset by an increase of $1.4 million in employee compensation and benefit costs resulting from the hiring of additional employees in our sales and marketing areas throughout 2008 and higher commissions and related taxes earned in connection with higher sales volumes and $0.6 million in outside consulting services, which include our external trainers.
Other Income (Expense)
     Net interest expense was $3.8 million for the three months ended June 30, 2009, compared to $1.9 million for the same period in 2008. Net interest expense was $6.0 million for the six months ended June 30, 2009, compared to $1.8 million for the same period in 2008. For the three months ended June 30, 2009, the increase in interest expense was caused by the interest expense on the 5.375% Notes issued in June 2008, which were outstanding for only a portion of the three and six months ended June 30, 2008. In addition, we adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) as of January 1, 2009 and reclassified $26.9 million of our long-term debt to equity as of the issuance date of the notes. During the three and six months ended June 30, 2009, we recorded interest expense related to both the cash interest on the 5.375% Notes as well as the provisions of FSP APB 14-1 of $2.2 million and $4.4 million, respectively. In addition, in the three and six months ended June 30, 2009, we recorded approximately $1.3 million of interest expense related to the Facility Agreement we entered into in March 2009. Net interest expense in the three and six months ended June 30, 2008, included $1.5 million related to the repayment and termination of our term loan. We anticipate interest expense to remain consistent with current levels throughout the remainder of 2009.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placement of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of June 30, 2009, we had $52.4 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales and our borrowing capacity, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Financial Resources
     On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we may, but are not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we meet certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of June 30, 2009 were $3.0 million.
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
     In connection with the Facility Agreement, we issued to the lenders warrants to purchase 3.75 million shares of common stock at an exercise price of $3.13 per share. Each additional $6.5 million disbursement will be accompanied by the issuance to the lenders of warrants to purchase an aggregate of 0.3 million shares of common stock, at an exercise price equal to 120% of the average volume weighted average price of our common stock on the fifteen consecutive trading days beginning with the date following receipt by the lenders of the disbursement request. At June 30, 2009, all warrants issued under the Facility Agreement remained unexercised.
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
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash used in operating activities	$(28,463)	$(42,212)
Net loss	$(39,884)	$(43,908)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization of the debt discount and stock-based compensation expense as well as changes to working capital. Significant uses of cash from operations include an increase in accounts receivable and decreases in accounts payable and accruals. The increase in accounts receivable is primarily attributable to our increased sales, and to some extent increased aging of receivable balances. Accounts receivables are shown net of increased allowances for doubtful accounts in the consolidated balance sheets. Cash used in operating activities is partly offset by decreases in inventory and other assets and an increase in deferred revenue.
Investing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash used in investing activities	$(756)	$(7,824)
Cash provided by financing activities	$24,918	$54,556
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Our cash used in investing activities has decreased significantly in the six months ended June 30, 2009, compared to the six months ended June 30, 2008 as we completed building the majority of our manufacturing equipment in 2008. Capital expenditures are expected to remain at lower levels in 2009 compared to 2008. Cash provided by financing activities in the six months ended June 30, 2009, mainly consisted of the net proceeds from the Facility Agreement entered into on March 13, 2009. Cash provided by financing activities in the six months ended June 30, 2008, mainly consisted of the net proceeds from the 5.375% Convertible Notes issued in June 2008, offset by the redemption of the existing term loan.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of June 30, 2009, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations. This letter of credit will expire on October 30, 2009.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we did not have any off-balance sheet financing arrangements.
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
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We typically recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the three and six months ended June 30, 2009, the Company recognized $1.0 million and $2.1 million of revenue related to the Abbott agreement, respectively. In the three and six months ended June 30, 2008, the Company recognized $0.1 million and $0.2 million of revenue related to the Abbott agreement, respectively. There was no impact to cost of revenue related to this agreement.
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
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2009, we had no interest and penalty accrual or expense.
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
Adoption of New Accounting Standards
     In May 2008, the FASB issued Staff Position Accounting Principles Board 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”), which is effective for fiscal years beginning after December 15, 2008. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 should be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods was recognized as of the beginning of the first period presented. We adopted the provisions of FSP APB 14-1 as of January 1, 2009 and reclassified $26.9 million of our long-term debt to equity as of the issuance date of the convertible notes. During the three and six months ended June 30, 2009, we recorded $1.1 million and $2.1 million, respectively, of additional interest expense related to the provisions of FSP APB 14-1. During the three and six months ended June 30, 2008, we recorded $0.2 million of additional interest expense related to the provisions of FSP

APB 14-1.
     We adopted the provisions of SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosures only, and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 5, 2009, the date we have issued this Quarterly Report on Form 10-Q.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were disclosed only once a year. The FSP now requires these disclosures to be made on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 in the three months ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our condensed consolidated financial statements.
     In April 2009, FASB issued FSP No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP No. 115-2 and FAS 124-2 in the three months ended June 30, 2009. The adoption of FSP No. 115-2 and FAS 124-2 did not have a material impact on our condensed consolidated financial statements.
Recent Accounting Pronouncement
     In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement No. 168, or SFAS No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No.168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP, superseding existing FASB, American Institute of Certified Public Accountants, or AICPA, Emerging Issues Task Force, or EITF, and related accounting literature. SFAS No.168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No.168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As a result, SFAS No.168 is effective for us in the three months ended September 30, 2009. This will have an impact on our disclosures in the condensed consolidated financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No.168.
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
     As of June 30, 2009, we had outstanding debt recorded at $62.3 million related to our 5.375% Notes and $20.8 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2009, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

INSULET CORPORATION (Registrant)
Date: August 5, 2009	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2009	/s/ Brian Roberts
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