Form 10-Q
period 2009-09-30
INSULET CORP
filed 2009-10-26
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3523891 (I.R.S. Employer Identification No.)

9 Oak Park Drive Bedford, Massachusetts (Address of Principal Executive Offices)	01730 (Zip Code)
Registrant’s Telephone Number, Including Area Code: (781) 457-5000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No     ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☐     No     ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     ☐     No     ☑
     As of October 22, 2009, the registrant had 30,793,863 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
	As of	December 31,
	September 30,	2008
	2009	(Restated)
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$72,694	$56,663
Accounts receivable, net	16,357	11,938
Inventories	9,175	16,870
Prepaid expenses and other current assets	1,565	3,028

Total current assets	99,791	88,499
Property and equipment, net	15,531	17,564
Other assets	1,806	2,170

Total assets	$117,128	$108,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,183	$7,291
Accrued expenses	9,623	7,300
Deferred revenue	3,411	2,377

Total current liabilities	18,217	16,968
Long-term debt, net of current portion	95,902	60,172
Other long-term liabilities	2,706	2,987

Total liabilities	116,825	80,127
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2009 and December 31, 2008.
Issued and outstanding: zero shares at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.001 par value:

Authorized: 100,000,000 shares at September 30, 2009 and December 31, 2008
Issued and outstanding: 30,789,239 and 27,778,921 shares at September 30, 2009 and December 31, 2008, respectively	32	29
Additional paid-in capital	315,230	278,427
Accumulated deficit	(314,959)	(250,350)

Total stockholders’ equity	303	28,106

Total liabilities and stockholders’ equity	$117,128	$108,233

December 31, 2008 balances have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2008		2008
	2009	(Restated)	2009	(Restated)
	(In thousands, except share and per share data)
	(Unaudited)
Revenue	$18,735	$10,110	$45,821	$24,198
Cost of revenue	12,936	10,197	34,858	29,980

Gross profit (loss)	5,799	(87)	10,963	(5,782)
Operating expenses:
Research and development	3,404	3,263	9,880	9,569
General and administrative	6,246	6,308	19,575	16,900
Sales and marketing	9,629	10,176	28,905	29,735

Total operating expenses	19,279	19,747	58,360	56,204

Operating loss	(13,480)	(19,834)	(47,397)	(61,986)

Interest income	22	481	204	1,554
Interest expense	(11,267)	(2,313)	(17,416)	(5,142)

Net interest expense	(11,245)	(1,832)	(17,212)	(3,588)

Net loss	$(24,725)	$(21,666)	$(64,609)	$(65,574)

Net loss per share basic and diluted	$(0.88)	$(0.78)	$(2.32)	$(2.38)

Weighted average number of shares used in calculating basic and diluted net loss per share	28,008,699	27,716,473	27,894,775	27,560,258

Results for the three and nine months ended September 30, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
		2008
	2009	(Restated)
	(In thousands)
	(Unaudited)
Cash flows from operating activities
Net loss	$(64,609)	$(65,574)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,001	4,665
Amortization of debt discount	10,495	1,726
Stock compensation expense	3,185	2,618
Provision for bad debts	2,820	2,012
Non cash interest expense	1,757	856
Changes in operating assets and liabilities:
Accounts receivable	(7,239)	(9,071)
Inventory	7,695	(8,477)
Prepaids and other current assets	1,463	(2,185)
Accounts payable and accrued expenses	214	4,544
Other long term liabilities	(281)	2,330
Deferred revenue, short term	1,034	921

Net cash used in operating activities	(39,465)	(65,635)

Cash flows from investing activities
Purchases of property and equipment	(1,968)	(9,441)

Net cash used in investing activities	(1,968)	(9,441)

Cash flows from financing activities
Principal payments of long term loan	—	(5,454)
Proceeds from convertible note offering, net of financing expenses	—	81,532
Proceeds from issuance of facility agreement, net of financing expenses	57,015	—
Repayment of long term loan	(27,500)	(22,719)
Proceeds from issuance of common stock, net of offering expenses	27,949	1,254
Proceeds from payment of subscription receivable	—	9

Net cash provided by financing activities	57,464	54,622

Net increase (decrease) in cash and cash equivalents	16,031	(20,454)
Cash and cash equivalents, beginning of period	56,663	94,588

Cash and cash equivalents, end of period	$72,694	$74,134

Supplemental disclosure of cash flow information
Cash paid for interest	$4,077	$1,746

Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$6,065	$—
Results for the nine months ended September 30, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009, or for any other subsequent interim period.
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
Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost at December 31, 2008 and September 30, 2009. Work in process is calculated based upon a build-up in the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw material, labor and manufacturing overhead. In the second quarter of 2009, the Company introduced a new version of its PDM. The Company evaluates inventory valuation on a quarterly basis for obsolete or slow-moving items. The Company expects to use the majority of the remaining earlier version PDMs to satisfy warranty obligations.

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
     The Company’s restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. The Company records these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified, and the benefits that the identified employees will be paid are established. Significant changes to the plan are not expected when the Company records the costs. In recording the workforce reduction and related costs, the Company estimates related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, the Company may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.
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
     Revenue is recognized in accordance with FASB ASC 605-10, Revenue Recognition — Overall, which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
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
     The Company has considered the requirements of FASB ASC 605-25 Revenue Recognition — Multiple Element Arrangements, when accounting for the OmniPods and Starter Kits. FASB ASC 605-25 requires the Company to assess whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     The Company offers a 45-day right of return for its Starter Kits sales, and, in accordance with FASB ASC 605-15 Revenue Recognition — Products, the Company defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. The Company recognizes the revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time revenue is recognized on the sale of the PDM to a new patient. In the three and nine months ended September 30, 2009, the Company recognized $2.3 million and $4.5 million of revenue related to the Abbott agreement, respectively. In the three and nine months ended September 30, 2008, the Company recognized $1.2 million and $1.4 million of revenue related to the Abbott agreement, respectively. There was no impact to cost of revenue related to this agreement.
     The Company had deferred revenue of $4.6 million and $4.0 million as of September 30, 2009 and December 31, 2008, respectively. The deferred revenue recorded as of September 30, 2009 was comprised of product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with one accredited financial institution. Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that account for more than 10% of gross accounts receivable at September 30, 2009 or December 31, 2008.
Income Taxes
     The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2009, the Company had no interest and penalty accrual or expense.
Adoption of New Accounting Standards
     FASB ASC 470-20 Debt — Debt with Conversion and Other Options clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These provisions of FASB ASC 470-20 were applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods was recognized as of the beginning of the first period presented. The Company adopted these provisions of FASB ASC 470-20 as of January 1, 2009 and has reclassified $26.9 million of its long-term debt to equity as of the issuance date of the convertible notes. During the three and nine months ended September 30, 2009, the Company recorded $1.1 million and $3.2 million, respectively, of additional interest expense related to these provisions of FASB ASC 470-20. During the three and nine months ended September 30, 2008, the Company recorded $1.0 million and $1.1 million, respectively, of additional interest expense related to the provisions of FASB ASC 470-20.
     The Company adopted certain provisions of FASB ASC 825-10, Subsequent Events — Overall as of June 30, 2009. FASB ASC 825-10 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 825-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 825-10 requires additional disclosures only, and therefore did not have an impact on the Company’s condensed consolidated financial statements. The Company has evaluated subsequent events through October 26, 2009, the date it has issued this Quarterly Report on Form 10-Q.
     The Company adopted the Financial Accounting Standard Board Accounting Standards Codification in the three months ended September 30, 2009. The FASB Accounting Standards Codification (“Codification”) has become the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references made to GAAP in the Company’s consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s condensed consolidated financial statements.
3. Facility Agreement and Common Stock Warrants
     On March 13, 2009, the Company entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, the Company could, but was not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that the Company met certain financial performance milestones. In connection with this Financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and were being amortized as interest expense over the 42 months of the Facility Agreement. The amounts initially drawn under the

Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. The Company had the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction.
     On September 25, 2009, the Company entered into an Amendment to the Facility Agreement whereby the Company agreed to repay the $27.5 million of outstanding debt and promptly draw down the remaining $32.5 million available under the Facility Agreement. The lender agreed to eliminate all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduce the annual interest rate on any borrowed funds to 8.5%. In addition, the lender agreed to forego the remaining warrants to purchase an additional 1.5 million shares of common stock that would have been issued upon future draws. In connection with the Amendment to the Facility Agreement, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share. The Amendment to the Facility Agreement closed on September 30, 2009. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares. All references herein to the “Facility Agreement” refer to the Facility Agreement entered into on March 13, 2009 and amended on September 25, 2009.
     All principal amounts outstanding under the Facility Agreement are payable in September 2012. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require the Company to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement also provides for higher interest rates to be paid by the Company in certain events.
     Because the consummation of certain change in control transactions would result in the payment of a premium on the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a higher interest rate could be paid by the Company upon the occurrence of certain events, the higher interest feature is also considered a derivative. The higher interest payment does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. At September 30, 2009, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The premium feature related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     At September 30, 2009, $32.5 million of outstanding debt related to the Facility Agreement is included in long-term debt in the condensed consolidated balance sheet. Upon repayment of the initial tranche of the Facility Agreement, the Company recognized approximately $7.6 million as interest expense. Of the $7.6 million of interest expense, $6.4 million related to the debt discount for the unamortized balance of the fair value of the warrants issued on March 13, 2009 and the transaction fee paid to the lenders and $1.2 million related to the remaining deferred financing costs. Approximately $9.0 million and $10.5 million of interest expense was recorded in the three and nine months ended September 30, 2009, respectively. Of the $9.0 million recorded in the three months ended September 30, 2009, approximately $0.9 million relates to cash interest, $0.5 million relates to amortization of the debt discount and deferred financing costs and $7.6 million relates to the charge taken related to the unamortized portion of the debt discount and deferred financing costs. Of the $10.5 million recorded in the nine months ended September 30, 2009, approximately $1.8 million relates to cash interest, $1.1 million relates to amortization of the debt discount and deferred financing costs and $7.6 million relates to the charge taken related to the unamortized portion of the debt discount and deferred financing costs. The difference between the amount paid and the carrying value of the outstanding amounts under the Facility Agreement was recognized as a $7.6 million loss from extinguishment of debt.
Common Stock Warrants
     On March 13, 2009, in connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the additional warrants that would have been issued upon these future draws.
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
     All warrants issued under the Facility Agreement remain unexercised as of September 30, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of Company common stock then issued and outstanding.

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
     In accordance with FASB ASC 460-10 Guarantees — Overall, the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on issuance date was recorded as additional paid in capital and debt discount. The unamortized value of the warrants was recorded as interest expense in the quarter ended September 30, 2009, in connection with the repayment and termination of the initial disbursement.
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
     The Company adopted certain provisions of FASB ASC 470-20 on January 1, 2009. FASB ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470-20 was applied retrospectively to all periods presented. Accordingly, the Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense beginning June 15, 2008 over the 5 year life of the 5.375% Notes.
     The Company incurred interest expense of approximately $2.2 million and $6.7 million for the three and nine months ended September 30, 2009, respectively, related to the 5.375% Notes. Of the $2.2 million recorded in the three months ended September 30, 2009, approximately $1.1 million relates to additional interest expense recognized under the provisions of FASB ASC 470-20. Of the $6.7 million recorded in the nine months ended September 30, 2009, approximately $3.2 million relates to additional interest expense recognized under the provisions of FASB ASC 470-20. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded in the condensed consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes.
     At September 30, 2009, the outstanding amounts related to the 5.375% Notes of $63.4 million are included in long-term debt in the condensed consolidated balance sheet and reflect the debt discount of $21.6 million. At December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FASB ASC 470-20 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million ($26.9 million less the financing costs allocated to the equity of $1.1 million) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year life of the notes. The Company recorded $1.1 million and $3.2 million of interest expense related to the debt discount in the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the 5.375% Notes have a remaining life of 3.75 years. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, has been retroactively restated to reflect the additional interest expense pursuant to FASB ASC 470-20. The Company recorded $1.0 million and $1.1 million of interest expense related to the debt discount in the three and nine months ended September 30, 2008, respectively.
     The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate the Company’s outstanding term loan and the Company is using the remainder for general corporate purposes. On June 16, 2008, the Company repaid the entire outstanding principal balance, plus accrued and unpaid interest, under its existing term loan in the aggregate of approximately $21.8 million. Additionally, the Company paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan. The Company incurred interest expense related to the term loan of approximately $0 and $1.5 million for the three and nine months ended September 30, 2008, respectively. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.
5. Restructuring Expenses and Impairments of Assets
     In December 2008, the Company recorded restructuring and impairment charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the Company’s strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., which is located in China. The Company determined that it would no longer use certain manufacturing equipment located in its Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments in response to the successful transition of portions of the manufacturing process to Flextronics as well as on-going alignment of the Company’s infrastructure.. As a result of these actions, the Company recorded $7.4 million as a non-cash charge related to impairments of assets and $0.8 million in workforce and related charges.
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
     At September 30, 2009 and December 31, 2008, the Company’s accrued expense for restructuring was $0.1 million and $0.6 million, respectively, for final payments of severance and will be fully utilized in 2009.
     The following is a summary of restructuring activity for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)
Beginning balance	$262	$612
Expense	—	—
Payments	(129)	(479)

Ending balance	$133	$133

     In September 2009, the Company recorded a charge to operating expenses of $0.6 million for workforce reduction and related costs as part of the Company’s continued focus on aligning the Company’s infrastructure. This focus resulted in a reduction of workforce of approximately 30 employees throughout the organization, including certain members of senior management. At September 30, 2009, the Company has accrued severance of approximately $0.6 million related to the workforce reduction.
6. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2009 and 2008, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Convertible notes	3,981,969	3,981,969	3,981,969	3,981,969
Unvested restricted common shares	2,664	—	2,664	—
Outstanding options	3,627,277	2,887,178	3,627,277	2,887,178
Outstanding warrants	3,812,752	62,752	3,812,752	62,752

Total	11,424,662	6,931,899	11,424,662	6,931,899

7. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2009	2008
	(In thousands)
Trade receivables	$22,541	$15,738
Allowance for doubtful accounts	(6,184)	(3,800)

	$16,357	$11,938

8. Inventories
     Inventories consist of the following:

	As of
	September 30,	December 31,
	2009	2008
	(In thousands)
Raw materials	$1,172	$3,518
Work-in-process	531	997
Finished goods	7,472	12,355

	$9,175	$16,870

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
     Inventories of finished goods were held at cost at September 30, 2009 and December 31, 2008. The Company’s production process has a high degree of fixed costs and sales and production volumes may vary significantly from one period to another.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Balance at the beginning of period	$2,609	$1,500	$2,268	$865
Warranty expense	638	1,103	2,574	2,873
Warranty claims settled	(736)	(669)	(2,331)	(1,804)

Balance at the end of the period	$2,511	$1,934	$2,511	$1,934

Composition of balance:
Short-term	1,032	801	1,032	801
Long-term	1,479	1,133	1,479	1,133

Total warranty balance	$2,511	$1,934	$2,511	$1,934

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
     The Company’s operating lease agreements contain scheduled rent increases which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB ASC 840-20 Leases — Operating Leases, in accounting for these lease provisions.
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
11. Equity
Stock-Based Compensation Plans
     Activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options(#)	Price($)	Value($)

Balance, December 31, 2008	2,933,832	$9.47	$6,080,097
Granted	1,259,440	6.75
Exercised	(132,292)	2.51	$631,830 (1)
Canceled	(433,703)	13.19

Balance, September 30, 2009	3,627,277	$8.34

Vested, September 30, 2009	1,655,700	7.32	$8,605,792 (2)

Vested and expected to vest, September 30, 2009 (3)	2,964,841

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of September 30, 2009, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of September 30, 2009, plus the number of unvested options expected to vest as of September 30, 2009, based on the unvested options outstanding at September 30, 2009, adjusted for an estimated forfeiture rate of 16%.
As of September 30, 2009 and 2008, no shares were contingently issued under the employee stock purchase plan (“ESPP”), respectively. In the three and nine months ended September 30, 2009 and 2008, the Company recorded no significant stock-based compensation charges related to the ESPP.
     Employee stock-based compensation expense under FASB ASC 718-10 Compensation — Stock Compensation recognized in the three and nine months ended September 30, 2009 was $1.0 million and $3.2 million, respectively. Employee stock-based compensation expense under FASB ASC 718-20 recognized in the three and nine months ended September 30, 2008 was $1.0 million and $2.6 million, respectively.
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
     You should read the following discussion of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: our historical operating losses; our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; our ability to increase customer orders and manufacturing volume; adverse changes in general economic conditions; our ability to raise additional funds in the future; our ability to anticipate and effectively manage risks associated with doing business internationally, particularly in China; our dependence on third-party suppliers; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse affects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; our ability to attract and retain key personnel; our ability to manage our growth; our ability to maintain compliance with the restrictions and related to our indebtedness; our ability to successfully maintain effective internal controls; the volatility of the price of our common stock; and other risks and uncertainties described in Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
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
     We believe a key contributing factor to the overall attractiveness of the OmniPod System is the disposable OmniPod insulin infusion device. Each OmniPod is worn for up to three days before it is replaced. In order to manufacture sufficient volumes of the OmniPod and achieve a low per unit production cost, we have designed the OmniPod to be manufactured through a highly automated process.
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
     Our OmniPod manufacturing capacity as of September 30, 2009 was in excess of 300,000 OmniPods per month. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the installation of automated manufacturing equipment, collaboration with contract manufacturers and reduction of cost of supplies of raw materials and sub-assemblies, is important as we strive to achieve profitability.
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
     As a medical device company, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors, and we believe that substantially all of the units sold have been reimbursed by third-party payors, subject to applicable deductible and co-payment amounts. As we expand our sales and marketing initiatives and increase our manufacturing capacity, we will need to maintain and expand available reimbursement for the OmniPod System.
     Our continued growth is dependent on our ability to generate interest in our products through sales and marketing activities. We are also dependent on our ability to effectively and correctly evaluate the extent of patients’ reimbursement coverage under applicable reimbursement programs in order to convert customer inquiries into shipments and revenue.
     Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2009, we incurred net losses of $24.7 million and $64.6 million, respectively. As of September 30, 2009, we had an accumulated deficit of $315.0 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. As of September 30, 2009, we had $85 million of convertible debt outstanding and $32.5 million of outstanding debt relating to a Facility Agreement entered into March 13, 2009 and amended on September 25, 2009. Since inception, we have received aggregate net proceeds of $384.5 million from the issuance of redeemable convertible preferred stock, common stock and debt.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2009 will be focused primarily on continuing to reduce our per-unit production costs through higher production volumes and planned cost reduction initiatives, expanding sales to domestic markets, initiating sales to international markets and reducing our spending on manufacturing overhead and operating expenses. The continued expansion of our manufacturing capacity will help us to achieve lower material costs due to volume purchase discounts and improved absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States market and enter certain international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives, particularly in light of the recession in the United States and the slowdown of economic growth in the rest of the world which is creating a challenging near term business environment. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
Facility Agreement and Common Stock Warrants
     On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we could, but were not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we met certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and were being amortized as interest expense over the 42 months of the Facility Agreement.
     The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. We had the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction.
     On September 25, 2009, we entered into an Amendment to the Facility Agreement whereby we agreed to repay the $27.5 million of outstanding debt and promptly draw down the remaining $32.5 million available under the Facility Agreement. The lender agreed to eliminate all future performance-related milestones associated with the remaining $32.5 million available on the credit facility and reduce the annual interest rate on any unborrowed funds to 8.5%. In addition, the lender agreed to forego the remaining warrants to purchase an additional 1.5 million shares of common stock that would have been issued upon future draws. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All subsequent references to the “Facility Agreement” refer to the Facility Agreement entered into on March 13, 2009 and amended on September 25, 2009.
     All principal amounts outstanding under the Facility Agreement are payable in September 2012. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require us to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement also provides for higher interest rates to be paid by us in certain events.
     Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a higher interest rate could be paid by us upon the occurrence of certain events, the higher interest feature is also considered a derivative. The higher interest payment does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense and the difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. At September 30, 2009, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     At September 30, 2009, $32.5 million of outstanding debt related to the Facility Agreement is included in long-term debt in the condensed consolidated balance sheet. Upon repayment of the initial tranche of the Facility Agreement, we recognized approximately $7.6 million as interest expense. Of the $7.6 million of interest expense, $6.4 million related to the debt discount for the unamortized balance of the fair value of the warrants issued on March 13, 2009 and the transaction fee paid to the lenders and $1.2 million related to the remaining deferred financing costs. Approximately $9.0 million and $10.5 million of interest expense was recorded in the three and nine months ended September 30, 2009, respectively. Of the $9.0 million recorded in the three months ended September 30, 2009, approximately $0.9 million relates to cash interest, $0.5 million relates to amortization of the debt discount and deferred financing costs and $7.6 million relates to the charge taken for the unamortized portion of the debt discount and deferred financing costs. Of the $10.5 million recorded in the nine months ended September 30, 2009, approximately $1.8 million relates to cash interest, $1.1 million relates to amortization of the debt discount and deferred financing costs and $7.6 million relates to the charge taken for the unamortized portion of the debt discount and deferred financing costs. The difference between the amount paid and the carrying value of the outstanding amounts under the Facility Agreement was recognized as a $7.6 million loss from extinguishment of debt.
     On March 13, 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the additional warrants that would have been issued upon future draws.
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
     All warrants issued under the Facility Agreement remain unexercised as of September 30, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
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
     In accordance with FASB ASC 460-10 Guarantees — Overall, the warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on issuance date was recorded as additional paid in capital and debt discount. The unamortized value of the warrants was recorded as interest expense in the quarter ended September 30, 2009, in connection with the repayment and termination of the initial disbursement.

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
     We adopted certain provisions of FASB ASC 470-20 Debt — Debt with Conversion and Other Options, on January 1, 2009. FASB ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These provisions of FASB ASC 470-20 were applied retrospectively to all periods presented. Accordingly, we recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense beginning June 15, 2008 over the 5 year life of the 5.375% Notes.
     We incurred interest expense of approximately $2.2 million and $6.7 million for the three and nine months ended September 30, 2009, related to the 5.375% Notes. Of the $2.2 million recorded in the three months ended September 30, 2009, approximately $1.1 million relates to additional interest expense recognized under these provisions of FASB ASC 470-20. Of the $6.7 million recorded in the nine months ended September 30, 2009, approximately $3.2 million relates to additional interest expense recognized under these provisions of FASB ASC 470-20. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded in the condensed consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes.
     At September 30, 2009, the outstanding amounts related to the 5.375% Notes of $63.4 million are included in long-term debt in the condensed consolidated balance sheet and reflect the debt discount of $21.6 million. At December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FASB ASC 470-20 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year life of the notes. We recorded $1.1 million and $3.2 million of interest expense related to the debt discount in the three and nine months ended September 30, 2009, respectively. At September 30, 2009, the 5.375% Notes have a remaining life of 3.75 years. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, has been retroactively restated to reflect the additional interest expense pursuant to FASB ASC 470-20. We recorded $1.0 million and $1.1 million of interest expense related to the debt discount in the three and nine months ended September 30, 2008, respectively.
     We received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate our outstanding term loan, and we are using the remainder for general corporate purposes. On June 16, 2008, we repaid the entire outstanding principal balance, plus accrued and unpaid interest, under our existing term loan in the aggregate of approximately $21.8 million. Additionally, we paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan. We incurred interest expense related to the term loan of approximately $0 and $1.5 million for the three and nine months ended September 30, 2008, respectively. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the condensed consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. We recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, we recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.

Financial Operations Overview
     Revenue. Revenue is recognized in accordance with FASB ASC 605-10, Revenue Recognition — Overall and FASB ASC 605-25 Revenue — Multiple Element Arrangements. We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, two OmniPods, the OmniPod System User Guide and OmniPod System Interactive Training CD, and from the subsequent sales of additional OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. For the three and nine months ended September 30, 2009, and for preceding periods, materially all of our revenue was derived from sales within the United States.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to a new patient. In the three and nine months ended September 30, 2009, we recognized $2.3 million and $4.5 million of revenue related to the Abbott agreement, respectively. In the three and nine months ended September 30, 2008, we recognized $1.2 million and $1.4 million of revenue related to the Abbott agreement, respectively. There was no impact to cost of revenue related to this agreement.
     As of September 30, 2009 and December 31, 2008, we had deferred revenue of $4.6 million and $4.0 million, respectively, which includes product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement.
     Cost of revenue. Cost of revenue consists primarily of raw materials, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, freight and packaging costs. For the remainder of 2009, we expect the cost of revenue to decrease as a percentage of revenue due to increases in our OmniPod manufacturing capacity as the supply of complete OmniPods and subassemblies from Flextronics increases, expected reductions in per-unit raw materials costs associated with planned cost reduction initiatives and reduction in our scrap and other period expenses. The increase in our OmniPod production volume is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not continue to increase, then the average cost of revenue per OmniPod may not decrease.
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
Results of Operations
     The following table presents certain statement of operations information for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2008			2008
	2009	(Restated)	% Change	2009	(Restated)	% Change
	(In thousands)
	(Unaudited)
Revenue	$18,735	$10,110	85%	$45,821	$24,198	89%
Cost of revenue	12,936	10,197	27%	34,858	29,980	16%

Gross profit (loss)	5,799	(87)		10,963	(5,782)
Operating expenses:
Research and development	3,404	3,263	4%	9,880	9,569	3%
General and administrative	6,246	6,308	1%	19,575	16,900	16%
Sales and marketing	9,629	10,176	5%	28,905	29,735	3%

Total operating expenses	19,279	19,747	2%	58,360	56,204	4%

Operating loss	(13,480)	(19,834)	32%	(47,397)	(61,986)	24%

Other expense, net	(11,245)	(1,832)	514%	(17,212)	(3,588)	380%

Net loss	$(24,725)	$(21,666)	14%	$(64,609)	$(65,574)	1%

Comparison of the Three and Nine Months Ended September 30, 2009 and 2008
Revenue
     Our total revenue was $18.7 million and $45.8 million for the three and nine months ended September 30, 2009, respectively, compared to $10.1 million and $24.2 million for the same periods in 2008. The increase in revenue is primarily due to an increased number of patients using the OmniPod System and an increase in sales to distributors. In addition to the increase in the number of reorders from our growing patient base, the increase in patients also resulted in additional revenue related to the Abbott agreement of $2.3 million and $4.5 million in the three and nine months ended September 30, 2009, respectively, compared to $1.2 million and $1.4 million in the same periods in 2008. We expect our revenue to continue to increase as we continue to add new patients and generate an increased number of reorders based on our expanding patient base. In addition, we will continue to recognize additional revenue related to the Abbott agreement.
Cost of Revenue
     Cost of revenue was $12.9 million and $34.9 million for the three and nine months ended September 30, 2009, compared to $10.2 million and $30.0 million for the same periods in 2008. The increase is due to significantly increased sales volume offset by efficiencies resulting from increased manufacturing capacity, cost reduction initiatives, lower depreciation and increased utilization of Flextronics as the sole manufacturer of complete OmniPods. The per-unit cost to manufacture the OmniPod decreased in the three and nine months ended September 30, 2009, compared to the same periods in 2008, resulting in a significant improvement of our gross margin.
Research and Development
     Research and development expenses increased $0.1 million, or 4%, to $3.4 million for the three months ended September 30, 2009 compared to $3.3 million for the same period in 2008. Research and development expenses increased $0.3 million, or 3%, to $9.9 million for the nine months ended September 30, 2009 compared to $9.6 million for the same period in 2008. For the three months ended September 30, 2009, the slight increase in research and development expenses was primarily attributable to an increase of $0.2 million in employee related expenses including stock-based compensation, offset by a decrease in outside services. For the nine months ended September 30, 2009, the slight increase in research and development expenses was primarily attributable to an increase of $0.6 million in employee related expenses including stock-based compensation, and an increase of $0.2 million in travel related expenses offset primarily by a decrease of $0.6 million in outside services.
General and Administrative
     General and administrative expenses decreased $0.1 million, or 1%, to $6.2 million for the three months ended September 30, 2009, compared to $6.3 million for the same period in 2008. General and administrative expenses increased $2.7 million, or 16%, to $19.6 million for the nine months ended September 30, 2009, compared to $16.9 million for the same period in 2008. For the three months ended September 30, 2009, the decrease in general and administrative expenses was primarily due to a decrease of $0.5 million in outside services, $0.3 million for insurance, office supplies and travel-related expenses. These decreases were offset by an increase of $0.5 million in employee compensation and benefit costs, including stock-based compensation and an increase in allowances and write-offs for doubtful trade accounts receivables of $0.3 million. For the nine months ended September 30, 2009, the increase in general and administrative expenses was primarily due to an increase of $1.4 million in employee compensation and benefit costs, including stock-based compensation and employee severance expense, $0.8 million in allowances and write-offs for doubtful trade accounts receivables, and $0.3 million in depreciation expense. These increases were offset by a decrease in outside services costs of $0.2 million.

Sales and Marketing
     Sales and marketing expenses decreased $0.5 million, or 5%, to $9.6 million for the three months ended September 30, 2009, compared to $10.2 million for the same period in 2008. Sales and marketing expenses decreased $0.8 million, or 3%, to $28.9 million for the nine months ended September 30, 2009, compared to $29.7 million for the same period in 2008. For the three months ended September 30, 2009, the decrease in sales and marketing expenses was primarily due to a decrease of $0.7 million in samples and Patient Demonstration Kits and $0.2 million in travel related expenses. These decreases were offset by an increase of $0.4 million in outside consulting services, which include our external trainers. For the nine months ended September 30, 2009, the decrease in sales and marketing expenses was primarily due to a decrease of $2.9 million in samples and Patient Demonstration Kits and $0.2 million for convention fees. This was offset by an an increase of $0.8 million in outside consulting services, which include our external trainers, and an increase of $1.6 million in employee compensation and benefit costs resulting from the growing sales organization and higher commissions and related taxes in connection with increased sales volumes.
Other Income (Expense)
     Net interest expense was $11.2 million for the three months ended September 30, 2009, compared to $1.8 million for the same period in 2008. Net interest expense was $17.2 million for the nine months ended September 30, 2009, compared to $3.6 million for the same period in 2008. For the three months ended September 30, 2009, the increase in net interest expense was primarily caused by interest incurred on the credit facility entered into in March 2009 and the write-off of $7.6 million for the remaining unamortized value of the warrants, transaction fee and deferred financing costs in connection with the amendment of the credit facility in September 2009. During the nine months ended September 30, 2009, we recorded cash and non-cash interest expense related to the 5.375% Notes of $6.7 million. In addition, in the nine months ended September 30, 2009, we recorded approximately $10.5 million of interest expense related to the Facility Agreement we entered into in March 2009. Net interest expense in the nine months ended September 30, 2008 also included $2.4 million of cash and non-cash interest on the 5.375% Notes and $1.5 million related to the repayment and termination of our term loan. We anticipate net interest expense to decrease significantly from current levels throughout the remainder of 2009.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placement of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of September 30, 2009, we had $72.7 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Financial Resources
     On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we could, but were not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we met certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, as of June 30, 2009 were $3.0 million. The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. We had the right to prepay any amounts owed without penalty unless the prepayment is in connection with a major transaction.
     On September 25, 2009, we entered into an Amendment to the Facility Agreement whereby we agreed to repay the $27.5 million of outstanding debt and promptly draw down the remaining $32.5 million available under the Facility Agreement. The lender agreed to eliminate all future performance-related milestones associated with the remaining $32.5 million available on the credit facility and reduce the annual interest rate on any borrowed funds to 8.5%. In addition, the lender agreed to forego the remaining warrants to purchase an additional 1.5 million shares of common stock that would have been issued upon future draws. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share. The Amendment to the Facility Agreement closed on September 30, 2009. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement are payable in September 2012.
     On March 13, 2009 in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment of the Facility Agreement in September 2009, the lenders agreed to forego the additional warrants that would have been issued upon future draws. At September 30, 2009, all warrants issued under the Facility Agreement remained unexercised.
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
     We received net proceeds of approximately $81.5 million from this offering. On June 16, 2008, we used a portion of the net proceeds to repay the entire outstanding principal balance, plus accrued and unpaid interest, under our then-existing term loan in the aggregate of approximately $21.8 million in its entirety. Additionally, we paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan.
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash used in operating activities	$(39,465)	$(65,635)
Net loss	$(64,609)	$(65,574)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization of the debt discount and stock-based compensation expense as well as changes to working capital. Significant uses of cash from operations include an increase in accounts receivable. The increase in accounts receivable is primarily attributable to our increased sales, and to some extent increased aging of receivable balances. Accounts receivables are shown net of increased allowances for doubtful accounts in the consolidated balance sheets. Cash used in operating activities is partly offset by decreases in inventory and other assets and an increase in deferred revenue.
Investing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash used in investing activities	$(1,968)	$(9,441)
Cash provided by financing activities	$57,464	$54,622
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Our cash used in investing activities has decreased significantly in the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008 as we completed building the majority of our manufacturing equipment in 2008. Capital expenditures are expected to remain at lower levels in 2009 compared to 2008. Cash provided by financing activities in the nine months ended September 30, 2009 mainly consisted of the net proceeds from the Facility Agreement entered into on March 13, 2009 and amended on September 25, 2009 and the sale of shares in connection with the amendment on September 25, 2009. Cash provided by financing activities in the nine months ended September 30, 2008, mainly consisted of the net proceeds from the 5.375% Convertible Notes issued in June 2008, offset by the redemption of the existing term loan.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of September 30, 2009, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations. This letter of credit will expire on October 30, 2009.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we did not have any off-balance sheet financing arrangements.

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
     Revenue is recognized in accordance with FASB ASC 605-10, Revenue Recognition — Overall,, which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
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
     We have considered the requirements of FASB ASC 605-25 Revenue — Multiple Element Arrangements, when accounting for the OmniPods and Starter Kits. FASB ASC 605-25 requires us to assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     We offer a 45-day right of return for our Starter Kits sales, and in accordance with FASB ASC 605-15, Revenue — Products, we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to a new patient. In the three and nine months ended September 30, 2009, we recognized $2.3 million and $4.5 million of revenue related to the Abbott agreement, respectively. In the three and nine months ended September 30, 2008, we recognized $1.2 million and $1.4 million of revenue related to the Abbott agreement, respectively. There was no impact to cost of revenue related to this agreement.
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
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2009, we had no interest and penalty accrual or expense.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. In estimating whether accounts receivable can be collected, we perform evaluations of customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying invoices, experience to date and any payor-specific collection issues that have been identified.
Adoption of New Accounting Standards
     FASB ASC 470-20, Debt — Debt with Conversion and Other Options, clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470-20 should be applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods was recognized as of the beginning of the first period presented. We adopted these provisions of FASB ASC 470-20 as of January 1, 2009 and reclassified $26.9 million of our long-term debt to equity as of the issuance date of the convertible notes. During the three and nine months ended September 30, 2009, we recorded $1.1 million and $3.2 million, respectively, of additional interest expense related to these provisions of FASB ASC 470-20. During the three and nine months ended September 30, 2008, we recorded $1.0 million and $1.1 million of additional interest expense related to these provisions of FASB ASC 470-20, respectively.
     We adopted the provisions of FASB ASC 855-10, Subsequent Events — Overall, as of June 30, 2009. FASB ASC 855-10 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 855-10 requires additional disclosures only, and therefore did not have an impact on our condensed consolidated financial statements. We have evaluated subsequent events through October 26, 2009, the date we have issued this Quarterly Report on Form 10-Q.
     We adopted the Financial Accounting Standards Board Accounting Standards Codification in the three months ended September 30, 2009. The FASB Accounting Standards Codification (“Codification”) has become the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references made to GAAP in our consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on our condensed consolidated financial statements.

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
     As of September 30, 2009, we had outstanding debt recorded at $63.4 million related to our 5.375% Notes and $32.5 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of September 30, 2009, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that they believe that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     None.
Item 1A. Risk Factors
     Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. This Form 10-Q contains forward-looking statements that contain risks and uncertainties. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Risks Relating to Our Business
We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
     Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the nine months ended September 30, 2009, our gross profit from the manufacture and sale of the OmniPod System was $11.0 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the nine months ended September 2009, and the years ended December 31, 2008 and 2007 were $64.6 million, $94.8 million and $53.5 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, and as of September 30, 2009, we had an accumulated deficit of $315.0 million.
We currently rely entirely on sales of our sole product, the OmniPod System, to generate revenues. The failure of the OmniPod System to achieve and maintain significant market acceptance or any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.

     Our sole product is the OmniPod System, which we introduced to the market in October 2005. We expect to continue to derive substantially all of our revenue from the sale of this product. Accordingly, our ability to generate revenue is entirely reliant on our ability to market and sell the devices that comprise the OmniPod System. Our sales of the OmniPod System may be negatively impacted by many factors, including:
•	the failure of the OmniPod System to achieve wide acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors and people with insulin-dependent diabetes;

•	manufacturing problems;

•	actual or perceived quality problems;

•	changes in reimbursement rates or policies relating to the OmniPod System by third-party payors;

•	claims that any portion of the OmniPod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the OmniPod System;

•	damage, destruction or loss of any of our automated assembly units;

•	conversion of patient referrals to actual sales of the OmniPod System;

•	collection of receivables from our customers;

•	attrition rates of customers ceasing to use the OmniPod System;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the OmniPod System or our competitors’ products.
     If any of these events occurs, our ability to generate revenue could be significantly reduced.
Our ability to achieve profitability from a current net loss level will depend on our ability to reduce the per unit cost of producing the OmniPod by increasing our customer orders and manufacturing volume.
     Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. During 2008, we completed construction of a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. Our manufacturing capacity at September 30, 2009 was in excess of 300,000 OmniPods per month. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. The occurrence of one or more factors that negatively impact our sales of the OmniPod System may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.
Adverse changes in general economic conditions in the United States could adversely affect us.
     We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.
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
Healthcare reform legislation could adversely affect our revenue and financial condition.
     In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have conducted hearings about U.S. healthcare reform and a number of bills have been proposed in Congress. A leading proposal includes an excise tax on the medical device industry that would be payable based on revenue, not income. In addition, recent legislation and many of these proposed bills include funding to assess the comparative effectiveness of medical devices. It is unclear what impact the excise tax proposal or the comparative effectiveness analysis would have on the OmniPod System or our financial results. The ultimate content or timing of any future healthcare reform legislation, and its impact on medical device companies such as us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.
We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.
     Our capital requirements will depend on many factors, including:
•	revenues generated by sales of the OmniPod System and any other future products that we may develop;

•	costs associated with adding further manufacturing capacity;

•	costs associated with expanding our sales and marketing efforts in the United States and internationally;

•	expenses we incur in manufacturing and selling the OmniPod System;

•	costs of developing new products or technologies and enhancements to the OmniPod System;

•	the cost of obtaining and maintaining FDA approval or clearance of our current or future products;

•	costs associated with any expansion;

•	costs associated with capital expenditures;

•	costs associated with litigation; and

•	the number and timing of any acquisitions or other strategic transactions.
     We believe that our current cash and cash equivalents, including the net proceeds from our public and private offerings and draw downs on our credit facility, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2010.
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
     The facility agreement we entered into on March 13, 2009, as amended on September 25, 2009, with certain institutional accredited investors, contains restrictions on our ability to incur certain indebtedness without the prior consent of our lenders. In addition, our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of the recent disruptions to the credit and financial markets in the United States and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain future additional capital on terms favorable to us or our stockholders.

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
     We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, we expanded the scope of our existing contract manufacturing agreement with a subsidiary of Flextronics International Ltd. in China to provide the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. For example, the initial term of our agreement with Flextronics is three years from January 3, 2007, with automatic one-year renewals, and may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. Additionally, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:
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
     In order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, currently all of our OmniPods are manufactured on a partially automated manufacturing line at a facility in China operated by Flextronics International Ltd. As a result, our business is subject to risks associated with doing business internationally, including:
•	instability in the political or economic conditions;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	difficulties associated with foreign legal systems;

•	changes in foreign currency exchange rates;

•	differing protection of intellectual property; and

•	unexpected changes in regulatory requirements.
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
     We expect that sales of the OmniPod System will be limited unless a substantial portion of the sales price of the OmniPod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers. We currently have contracts establishing reimbursement for the OmniPod System with national and regional third-party payors which provide reimbursement for patients residing in all 50 states. While we anticipate entering into additional contracts with other third-party payors, we cannot assure you that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Also, healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for the OmniPod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the OmniPod System. We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. Currently, we believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate and we are therefore in the process of seeking appropriate coding verification. As a result, we have focused our efforts in establishing reimbursement for the OmniPod System by negotiating contracts with private insurers. Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors could have a material adverse effect on our business, financial condition and results of operations.
We face competition from numerous competitors, most of whom have far greater resources than we have, which may make it more difficult for us to achieve significant market penetration and which may allow them to develop additional products for the treatment of diabetes that compete with the OmniPod System.
     The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States include Animas Corporation, a division of Johnson & Johnson, and Roche Diagnostics, a division of F. Hoffman-La Roche Ltd.
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
     In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Inc., Medingo Ltd.,

NiliMEDIX Ltd, Sensile Medical AG, M2 Medical, Inc., Phluid Corporation, Seattle Medical Technologies, Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.
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
     Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott Diabetes Care, Inc., as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. On March 3, 2008 we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, which would require us to acquire rights to or develop an alternative blood glucose meter, incorporate it into the OmniPod System and obtain regulatory approval for the new OmniPod System. Any of these outcomes could have a material adverse effect on our business,financial condition and results of operations.
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
     In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, confidentiality, non-disclosure and assignment of invention agreements and other contractual provisions and technical measures to protect our intellectual property rights. Despite these measures, any of our intellectual property rights could, however, be challenged, invalidated, circumvented or misappropriated. While we currently require employees, consultants and other third parties to enter into confidentiality, non-disclosure or assignment of invention agreements, or a combination thereof where appropriate, any of the following could still occur:
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
     Substantial litigation over intellectual property rights exists in the medical device industry. We expect that we could be increasingly subject to third-party infringement claims as our revenues increase, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, we are aware of certain patents and patent applications owned by our competitors that cover different aspects of insulin infusion and the related devices. Any of these third parties might make a claim of infringement against us. In particular, Medtronic, Inc., in a letter received in March 2007, invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter. In addition, in a letter received in September 2009, Becton, Dickinson and Company offered to grant us a license under a certain patent pursuant to terms to be negotiated. The patent referenced by this letter relates to technology that is potentially material to our business; however, we believe that the OmniPod System does not infringe this patent. We have not had any substantive discussions with Becton, Dickinson and Company concerning this matter since our receipt of this letter.
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
We have sponsored, and expect to continue to sponsor market studies seeking to demonstrate certain aspects of the efficacy of the OmniPod System, which may fail to produce favorable results.
     To help improve, market and sell the OmniPod System, we have sponsored, and expect to continue to sponsor market studies to assess various aspects of its functionality and its relative efficacy. The data obtained from the studies may be unfavorable to the OmniPod System or may be inadequate to support satisfactory conclusions. In addition, in the future we may sponsor clinical trials to assess certain aspects of the efficacy of the OmniPod System. If future clinical trials fail to support the efficacy of our current or future products, our sales may be adversely affected and we may lose an opportunity to secure clinical preference from prescribing clinicians, which may have a material adverse effect on our business, financial condition and results of operations.
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
Substantially all of our operations are conducted at a single location and substantially all of our inventory is held at a single location. Any disruption at either of these locations could increase our expenses.
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
Our success will depend on our ability to attract and retain personnel.
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
     Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts throughout the entire United States. As we expand our sales internationally, we will need to obtain reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.
     We expect to continue to increase our manufacturing capacity, our personnel and the scope of our U.S. and international sales and marketing efforts. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations. In order to manage future growth, we will be required to improve existing, and implement new, management systems, sales and marketing efforts and distribution channels. We will need to manage our relationship with Flextronics going forward. We may also need to partner with additional third-party suppliers to manufacture certain components of the OmniPod System and complete additional manufacturing lines in the future. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to manufacture sufficient inventory or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the OmniPod System in a timely manner and our results of operations may be adversely affected.
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
We may not be able to generate sufficient cash to service all of our indebtedness, including our 5.375% Convertible Senior Notes due June 15, 2013 and amounts outstanding under our Facility Agreement due September 15, 2012. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
     Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
We need to expand our distribution network to maintain and grow our business and revenues. If we fail to expand and maintain an effective sales force or successfully develop our relationship with distributors, our business, prospects and brand may be materially and adversely affected.
     We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. In addition, we currently utilize a limited number of domestic distributors to augment our sales efforts. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.
If we are unable to successfully maintain effective internal control over financial reporting, investors may lose confidence in our reported financial information and our stock price and our business may be adversely impacted.
     As a public company, we are required to maintain internal control over financial reporting and our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Additionally, we are required to disclose in our Annual Reports on Form 10-K our management’s assessment of the effectiveness of our internal control over financial reporting and a registered public accounting firm’s attestation report on this assessment. If we are not successful in maintaining effective internal control over financial reporting, there could be inaccuracies or omissions in the consolidated financial information we are required to file with the Securities and Exchange Commission. Additionally, even if there are no inaccuracies or omissions, we will be required to publicly disclose the conclusion of our management that our internal control over financial reporting or disclosure controls and procedures are not effective. These events could cause investors to lose confidence in our reported financial information, adversely impact our stock price, result in increased costs to remediate any deficiencies, attract regulatory scrutiny or lawsuits that could be costly to resolve and distract management’s attention, limit our ability to access the capital markets or cause our stock to be delisted from The NASDAQ Global Market or any other securities exchange on which it is then listed.

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
     At times, the fluctuations in the market price of our common stock have often been unrelated or disproportionate to our operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During the nine months ended September 30, 2009, our stock price has experienced volatility, with the closing price of our common stock on the NASDAQ Global Market having ranged from $2.67 on March 11, 2009 to $11.25 on September 11, 2009. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.
Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.
     We have been a public company only since May 2007. For the three month period ended September 30, 2009, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 300,000 shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders, including the holders of the warrants to purchase 3.75 million shares of our common stock issued in connection with the March 13, 2009 facility agreement, have rights, subject to some conditions, to require us to file registration statements covering their share or to include their shares in registration statements that we may file for ourselves or other stockholders.
     A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
Anti-takeover provisions in our organizational documents, our shareholder rights plan and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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
     In addition, in November 2008, our board of directors adopted a shareholder rights plan, implementing what is commonly known as a “poison pill.” This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of us.
Our ability to use net operating loss carryforwards may be subject to limitation.
     Section 382 of the U.S. Internal Revenue Code of 1986, as amended, imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure. Our ability to use net operating losses is limited by prior changes in our ownership, and may be further limited by any future issuances of common stock or by the consummation of other transactions. As a result, if we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liabilities for us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Document

4.1	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to the Registration Statement on Form 8-A filed on November 20, 2008).

4.2	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to the Registration Statement on Form 8-A/A filed on September 28, 2009).

10.1	Securities Purchase Agreement dated September 25, 2009 by and between Insulet Corporation and certain investors named therein (incorporated herein by reference to the Current Report on Form 8-K filed on September 28, 2009).

10.2	Amendment to Facility Agreement, dated September 25, 2009, by and between Insulet Corporation and the lenders named therein (incorporated herein by reference to the Current Report on Form 8-K filed on September 28, 2009).

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: October 26, 2009	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2009	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

4.1	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to the Registration Statement on Form 8-A filed on November 20, 2008).

4.2	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, N.A., as Rights Agent (incorporated herein by reference to the Registration Statement on Form 8-A/A filed on September 28, 2009).

10.1	Securities Purchase Agreement dated September 25, 2009 by and between Insulet Corporation and certain investors named therein (incorporated herein by reference to the Current Report on Form 8-K filed on September 28, 2009).

10.2	Amendment to Facility Agreement, dated September 25, 2009, by and between Insulet Corporation and the lenders named therein (incorporated herein by reference to the Current Report on Form 8-K filed on September 28, 2009).

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.