Form 10-K
period 2009-12-31
INSULET CORP
filed 2010-03-09
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORTING PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-33462

INSULET CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	04-3523891
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9 Oak Park Drive Bedford, Massachusetts (Address of Principal Executive Offices)	01730 (Zip Code)

Registrant’s telephone number, including area code:
(781) 457-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value Per Share Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2009 was approximately $198.0 million. In making such calculation, the registrant does not determine whether any director, officer or other holder of common stock is an affiliate for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 4, 2010:

Title of Class	Shares Outstanding

Common Stock, $0.001 Par Value Per Share	37,885,409
Preferred Stock Purchase Rights	—

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005 and we began commercial sale of the OmniPod System in the United States in October 2005. Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts from an initial focus in the Eastern United States, to providing availability of the OmniPod System in the entire United States. In January 2010, we entered into a distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. It is expected that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in France, Germany and the United Kingdom in the first half of 2010, in Australia, Belgium, Finland, Norway, Sweden, Switzerland and the Netherlands in the second half of 2010 and in China in the first half of 2011. We focus our sales and marketing efforts towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetic patients, as well as individual diabetic patients.

Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 9 Oak Park Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 457-5000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our Website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2009.

Market Opportunity

Diabetes is a chronic, life-threatening disease for which there is no known cure. Diabetes is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high levels, a condition known as hyperglycemia, and very low levels, a condition called hypoglycemia. Hyperglycemia can lead to serious short-term complications, such as confusion, vomiting, dehydration and loss of consciousness; long-term complications, such as blindness, kidney disease, nervous system disease, amputations, stroke and cardiovascular disease, or death. Hypoglycemia can lead to confusion, loss of consciousness or death.

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

Sales and Marketing

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes and third-party payors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors within the United States to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. In addition, we entered into a distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries. It is expected that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in France, Germany and the United Kingdom in the first half of 2010, in Australia, Belgium, Finland, Norway, Sweden, Switzerland and the Netherlands in the second half of 2010 and in China in the first half of 2011. We expect Ypsomed to work with the appropriate agencies to establish an appropriate distribution and reimbursement process in each of these countries.

Healthcare professional focused initiatives.  We believe that healthcare professionals play an important role in selecting patients for CSII therapy and educating them about CSII technology options. Our marketing to healthcare professionals focuses on positioning the OmniPod System as an innovative continuous insulin delivery system that makes CSII therapy easier to recommend. We augmented our healthcare professional focused marketing efforts with market studies to assess various aspects of the OmniPod System’s functionality and relative efficacy, which we believe assist us in generating additional patient demand for the OmniPod System among the insulin-dependent diabetes population.

Patient focused initiatives.  We sell the OmniPod System directly to patients through referrals from healthcare professionals and through patient leads generated from our promotional activities and social networking. Our marketing to patients focuses on positioning the OmniPod System as an innovative continuous insulin delivery system that makes diabetes a smaller part of life and strongly promotes the lifestyle benefits afforded by the OmniPod System.

Advertising.  We promote the OmniPod System and its benefits through targeted advertising in media outlets directed at diabetic patients, such as television programs and magazines.

Marketing research.  In addition to our initiatives focused on healthcare professionals and patients, we also evaluate the benefits of the OmniPod System in marketing research efforts to assess certain aspects of the efficacy of the OmniPod System.

Distributor arrangements.  We have expanded our distribution networks to include relationships with third-party distributors in order to increase market awareness both within and outside of the United States, improve our access to managed care and government reimbursement programs and provide access to additional potential patients. In January 2010, we entered into a distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries, including nine countries in Europe, Australia and China. We expect Ypsomed to introduce the OmniPod System to certain European markets, subject to approved reimbursement, beginning in the first half of 2010.

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

Research and Development

Our current research and development efforts focus primarily on the reduction of the size of the OmniPod and reduction of production costs of the OmniPod System. We are also working toward the integration of our existing OmniPod System with continuous glucose monitoring technology.

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

We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We plan to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. In June 2008, we announced an agreement with Ferring Pharmaceuticals, of Saint Prex, Switzerland, to develop the OmniPod System for the delivery of a Ferring drug. Under the terms of the agreement with Ferring, Ferring funded development of a custom version of the OmniPod’s Personal Diabetes Manager and, upon completion of the development, agreed to purchase minimum quantities of the OmniPod Systems over a five year period. We received CE mark approval for the DDM System in September 2009. In January 2010, we received our first purchase order for the DDM System from Ferring. However, there can be no assurance that we will be able to adapt the OmniPod System technology for further uses or successfully compete in new therapeutic areas.

Manufacturing and Quality Assurance

We believe a key contributing factor to the overall attractiveness of the OmniPod System is the disposable OmniPod insulin infusion device. In order to manufacture sufficient volumes and achieve a lower per unit production cost for the OmniPod, each of which is worn for up to three days and then replaced, we have designed the OmniPod to be manufactured through a highly automated process.

We are currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods from Flextronics, pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and, as a result, reduce our per unit production cost.

To achieve profitability, we seek to increase manufacturing volume and reduce the per unit production cost for the OmniPod by collaborating with contract manufacturers and reducing the cost of raw materials and sub-assemblies. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the continued collaboration with contract manufacturers to reduce the cost of supplies of raw materials and subassemblies and the installation of automated manufacturing equipment are important as we strive to achieve profitability. We believe our manufacturing capacity at the end of 2009 is sufficient to meet our expected 2010 demand for OmniPods.

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

Generally, all outside vendors produce the components to our specifications and in many instances to our designs, and they are audited annually by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for our devices. Our Quality Assurance Department also inspects and tests our devices at various steps in the manufacturing cycle to facilitate compliance with our devices’ stringent specifications. We have received approval from TÜV America Inc., a Notified Body to the International Standards Organization, or ISO, of our quality system standards. These approvals are ISO 13485 standards that include design control requirements. Certain processes utilized in the manufacture and test of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our suppliers and sterilizer are subject to periodic inspection by the FDA, KEMA and certain corresponding state agencies.

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

Patents.  As of December 31, 2009, we had obtained 18 issued United States patents, and had 18 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. Our issued U.S. patents expire between 2020 and 2022, assuming we pay all required maintenance fees. We are also seeking patent protection for our proprietary technology in Europe, China, Japan, India and other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

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

In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter. While we believe that the OmniPod System does not infringe these patents, we would consider resolving the matter on reasonable terms. If we are unable to reach agreement with Medtronic, Inc. on this matter, they may sue us for infringement. We believe we would have meritorious defenses to any such suit.

In a letter received in September 2009, Becton, Dickinson and Company offered to grant us a license under a certain patent pursuant to terms to be negotiated. The patent referenced by this letter relates to technology that is potentially material to our business; however we believe that the OmniPod System does not infringe this patent. If we are unable to reach agreement with Becton, Dickinson and Company on this matter, they may sue us for infringement. We believe we would have meritorious defenses to any such suit.

Trademarks.  We have registered the trademarks OMNIPOD and the OMNIPOD design with the United States Patent and Trademark Office on the Principal Register. We have applied with the United States Patent and Trademark Office to register the trademark INSULET. The INSULET mark is subject to an ongoing opposition proceeding.

Competition

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, Inc., has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States are Animas Corporation, a division of Johnson & Johnson and Roche Diagnostics, a division of F. Hoffmann-La Roche, Ltd.

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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Inc., Medingo, Nilimedix, Sensile Medical, M2 Medical, Phluid Corporation, Calibra Medical, Inc., Valeritas, Inc., Starbridge Medical Systems, Novo Nordisk A/S and Abbott Laboratories.

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

We are subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. Since approval of the OmniPod System, we have been subject to FDA inspections of our facility. The inspections resulted in identification of minor items for correction, some of which were immediately resolved, and we expect that our corrective actions for the remaining items will be satisfactorily reviewed by the FDA during its next inspection.

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for our OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada. In January 2010, we entered into a distribution agreement Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in France, Germany and the United Kingdom in the first half of 2010, in Australia, Belgium, Finland, Norway, Sweden, Switzerland and the Netherlands in the second half of 2010 and in China in the first half of 2011.

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

Third-Party Reimbursement

In the United States, our products are generally reimbursed by third-party payors and we bill those payors for products provided to patients. Our fulfillment and reimbursement systems are fully integrated such that product is generally shipped only after confirmation of a physician’s valid statement of medical necessity and current health insurance information. We maintain an insurance benefits investigation department which works to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement.

We continue to work with additional third-party payors in the United States to establish coverage contracts for the OmniPod System. Our coverage contracts with third-party payors typically have a term of between one and three years and set coverage amounts during that term. Typically, coverage contracts will automatically renew for specified incremental periods upon expiration, unless one of the parties terminates the contract.

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

As part of our distribution agreement with Ypsomed, it is expected that Ypsomed will establish appropriate reimbursement contracts with third party payors prior to distributing the OmniPod System in each country.

Employees

As of December 31, 2009, we had 276 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2009, our gross profit from the manufacture and sale of the OmniPod System was $18.3 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2009, 2008 and 2007 were $79.5 million, $94.8 million and $53.5 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, and as of December 31, 2009, we had an accumulated deficit of $329.9 million.

We currently rely entirely on sales of our sole product, the OmniPod System, to generate revenue. The failure of the OmniPod System to achieve and maintain significant market acceptance or any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.

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

Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. During 2008, we completed construction of a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. Our manufacturing capacity at December 31, 2009 was in excess of 4,000,000 OmniPods per year. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. The occurrence of one or more factors that negatively impact our sales of the OmniPod System may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

Adverse changes in general economic conditions in the United States could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The economic turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by these recessionary trends. For example, patients who have lost their jobs may no longer be covered by an employee-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the recession on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, the impacts of the recession on our existing patients may cause some of them to cease purchasing OmniPods and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.

The severe recession has impacted the financial stability of many private health insurers. As a result, it has been reported that some insurers are scrutinizing claims more rigorously and delaying or denying reimbursements more often. Since the sale of the OmniPod System is generally dependent on the availability of third-party reimbursement, any delay or decline in such reimbursement will adversely affect our revenue.

Healthcare reform legislation could adversely affect our revenue and financial condition.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the United States. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. Both the U.S. Senate and House of Representatives have passed bills that would substantially reform the provision of healthcare in the United States. Included as part of this proposed legislation is an excise tax on the medical device industry that would be payable based on revenue, not income. In addition, recent legislation and these proposed bills include funding to assess the comparative effectiveness of medical devices. It is unclear what impact the excise tax proposal or the comparative effectiveness analysis would have on the OmniPod System or our financial results. The ultimate content or timing of any future healthcare reform legislation, and its impact on medical device companies such as us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have a material adverse effect on our financial condition and results of operations.

We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	revenue generated by sales of the OmniPod System and any other future products that we may develop;

•	costs associated with adding further manufacturing capacity;

•	costs associated with expanding our sales and marketing efforts in the United States and internationally;

•	expenses we incur in manufacturing and selling the OmniPod System;

•	costs of developing new products or technologies and enhancements to the OmniPod System;

•	the cost of obtaining and maintaining FDA approval or clearance of our current or future products;

•	costs associated with any expansion;

•	costs associated with capital expenditures;

•	costs associated with litigation; and

•	the number and timing of any acquisitions or other strategic transactions.

We believe that our current cash and cash equivalents, including the net proceeds from our public and private offerings and draw downs on our credit facility, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2010.

We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In October 2009, we sold 6.9 million shares of our common stock in a public offering at a price of $10.25 per share, resulting in net proceeds to us of approximately $66.1 million. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

The facility agreement we entered into on March 13, 2009, as amended on September 25, 2009, with certain institutional accredited investors, contains restrictions on our ability to incur certain indebtedness without the prior consent of our lenders. In addition, our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of the continued disruptions to the credit and financial markets in the United States and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain future additional capital on terms favorable to us or our stockholders.

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

We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, we expanded the scope of our existing contract manufacturing agreement with a subsidiary of Flextronics International Ltd. in China to provide the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. For example, the initial term of our agreement with Flextronics is three years from January 3, 2007, with automatic one-year renewals, and may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. Additionally, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of the OmniPod System or cause delays in shipment;

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source supplies;

•	switching components may require product redesign and submission to the U.S. Food and Drug Administration, or FDA, of a 510(k) supplement;

•	our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver products to us in a timely manner;

•	the occurrence of a fire, natural disaster or other catastrophe, impacting one or more of our suppliers, may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

Recently, we entered into a distribution agreement with Ypsomed to become our exclusive distributor of the OmniPod System in eleven countries, which includes France, Germany and the United Kingdom in the first half of 2010. While this agreement will help us expand our global footprint, we will now be exposed to fluctuations in product demand and sales productivity outside the United States as we will have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We will have a lack of control over Ypsomed’s operational and financial condition and increased foreign regulatory and export requirements.

In addition, in order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, currently all of our OmniPods are manufactured on a partially automated manufacturing line at a facility in China operated by Flextronics International Ltd. As a result, our business is subject to risks associated with doing business internationally, including:

•	political instability and adverse economic conditions;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	difficulties associated with foreign legal systems including increased costs associated with enforcing contractual obligations in foreign jurisdictions;

•	changes in foreign currency exchange rates;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements;

•	failure to fulfill foreign regulatory requirements on a timely basis or at all to market the OmniPod System or other future products;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign markets;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign partners, distributors or sales or marketing agents; and

•	difficulty in colleting accounts receivable and longer collection periods.

In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments and general management resources. Our future success will depend in large part on our ability to anticipate and effectively manage these and other risks associated with doing business outside of the United States. Any of these factors may have a material adverse effect on our production capacity and, consequently, our business, financial condition and results of operations.

Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors could adversely affect our business, financial condition and results of operations.

We expect that sales of the OmniPod System will be limited unless a substantial portion of the sales price of the OmniPod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers. We currently have contracts establishing reimbursement for the OmniPod System with national and regional third-party payors which provide reimbursement for patients residing in all 50 states. While we anticipate entering into additional contracts with other third-party payors, we cannot assure you that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Also, healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for the OmniPod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the OmniPod System. We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. Currently, we believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate and we are therefore in the process of seeking appropriate coding verification. As a result, we have focused our efforts in establishing reimbursement for the OmniPod System by negotiating contracts with private insurers. In addition, as we expand our sales and marketing efforts outside of the United States, we face additional risks associated with obtaining and maintaining reimbursement from foreign health care payment systems on a timely basis or at all. Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Inc., Medingo Ltd., NiliMEDIX Ltd, Sensile Medical AG, M2 Medical, Inc., Phluid Corporation, Calibra Medical, Inc., Valeritas, Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.

Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. For example, other diabetes-focused pharmaceutical companies, including Abbott Laboratories, Eli Lilly and Company, Novo Nordisk A/S and Takeda Pharmaceuticals Company Limited, are developing similar products. All of these competitors are large, well-capitalized companies with significantly greater product development resources than us. If an existing or future competitor develops a product that competes with or is superior to the OmniPod System, our revenue may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies.

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

The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenue and future profitability. We have an agreement with Abbott Diabetes Care, Inc., a global healthcare company that develops continuous glucose monitoring technology, to develop a product that will integrate the receiver portion of Abbott’s continuous glucose monitor, the FreeStyle Navigator, with the OmniPod System PDM. The FreeStyle Navigator has recently received FDA approval. We have a similar agreement with DexCom, Inc., a leading provider of continuous glucose monitoring systems for people with diabetes, to develop a product that will integrate the receiver portion of DexCom’s continuous glucose monitor, currently marketed as the SEVEN System, with the OmniPod System PDM. Medtronic, Inc. has developed an FDA-approved product combining continuous glucose sensing and CSII therapy and if we fail to do so, we may be at a significant competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.

If our existing license agreement with Abbott Diabetes Care, Inc. is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the OmniPod System, our business may be materially adversely impacted.

Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott Diabetes Care, Inc., as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. On March 3, 2008 we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. We are currently in discussions with Abbott to extend this to other countries as well. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, which would require us to acquire rights to or develop an alternative blood glucose meter, incorporate it into the OmniPod System and obtain regulatory approval for the new OmniPod System. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

Substantial litigation over intellectual property rights exists in the medical device industry. We expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, we are aware of certain patents and patent applications owned by our competitors that cover different aspects of insulin infusion and the related devices. Any of these third parties might make a claim of infringement against us. In particular, Medtronic, Inc., in a letter received in March 2007, invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter. In addition, in a letter received in September 2009, Becton, Dickinson and Company offered to grant us a license under a certain patent pursuant to terms to be negotiated. The patent referenced by this letter relates to technology that is potentially material to our business; however, we believe that the OmniPod System does not infringe this patent. If we are unable to reach agreement with Becton, Dickinson and Company on this matter, they may sue us for infringement. We believe we would have meritorious defenses to any such suit.

Any litigation, regardless of its outcome, would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. Claims that we have misappropriated the confidential information or trade secrets of third parties can have a similar negative impact on our reputation, business, financial condition or results of operations.

We are subject to extensive regulation by the U.S. Food and Drug Administration, which could restrict the sales and marketing of the OmniPod System and could cause us to incur significant costs. In addition, we may become subject to additional foreign regulation as we increase our efforts to sell the OmniPod System outside of the United States.

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for the current clinical applications for which we market our OmniPod System, which includes the use of U-100, which is a common form of insulin. However, our clearances can be revoked if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, the OmniPod System in a timely fashion or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. We also are subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacturing of our devices, labeling regulations and medical device reporting regulations, which require us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. For instance, the FDA has recently announced that it is in the process of reviewing the recall process for insulin pumps. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

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

In addition, we entered into a distribution agreement with Ypsomed to become our exclusive distributor of the OmniPod system in eleven countries, which includes France, Germany and the United Kingdom in the first half of 2010. By distributing our product outside of the United States we may be required to comply with additional foreign regulatory requirements. For example, in April 2009, we received CE Mark approval for our OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.

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

If our current or future products are defectively designed or manufactured, contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our devices or failing to adhere to the operating guidelines of the OmniPod System could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we believe that we are reasonably insured against these risks, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.

Our ability to grow our revenue depends in part on our retaining a high percentage of our customer base.

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

If future clinical studies or other articles are published, or diabetes associations or other organizations announce positions that are unfavorable to the OmniPod System, our sales efforts and revenue may be negatively affected.

Future clinical studies or other articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than the OmniPod System or that the OmniPod System is not as effective or easy to use as we claim. Additionally, diabetes associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with the OmniPod System or otherwise announce positions that are unfavorable to the OmniPod System. Any of these events may negatively affect our sales efforts and result in decreased revenue.

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

Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts to cover the entire United States, and we recently entered into a distribution agreement with Ypsomed to distribute the OmniPod System in eleven countries, including France, Germany, the United Kingdom, China and Australia. As we continue to expand our sales internationally, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.

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

We need to expand our distribution network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationship with distributors, our business, prospects and brand may be materially and adversely affected.

We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, we recently entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the OmniPod System in eleven countries, beginning in France, Germany and the United Kingdom in the first half of 2010. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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

At times, the fluctuations in the market price of our common stock have often been unrelated or disproportionate to our operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. During the year ended December 31, 2009, our stock price has experienced volatility, with the closing price of our common stock on the NASDAQ Global Market having ranged from $2.67 on March 11, 2009 to $14.40 on December 29, 2009. These broad market and industry factors could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

We have been a public company only since May 2007. For the three month period ended December 31, 2009, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 450,000 shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders, including the holders of the warrants to purchase 3.75 million shares of our common stock issued in connection with the March 13, 2009 facility agreement, have rights, subject to some conditions, to require us to file registration statements covering their share or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

PART II

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Market under the trading symbol “PODD” since our initial public offering on May 15, 2007. The following table sets forth the high and low closing sales prices of our common stock, as reported by The NASDAQ Global Market, for each of the periods listed.

	High	Low

Fiscal Year 2008	$25.87	$12.79
First Quarter	$20.17	$14.39
Second Quarter	$16.93	$13.00
Third Quarter	$13.32	$3.21
Fourth Quarter
Fiscal Year 2009
First Quarter	$9.58	$2.67
Second Quarter	$7.83	$3.55
Third Quarter	$11.25	$6.08
Fourth Quarter	$14.40	$8.98

As of December 31, 2009, there were approximately 32 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph

The chart set forth below shows the value of an investment of $100 on May 15, 2007 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2009. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of 31 Month Cumulative Total Return*
Among Insulet Corp., The NASDAQ Composite Index
And The NASDAQ Health Care Index

*	$100 invested on 5/15/07 in stock & 4/30/07 in index-including reinvestment of dividends.
Fiscal year ending December 31.

	5/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09
Insulet Corp.	100.00	88.97	136.28	147.12	90.23	98.56	87.22	48.37	25.69	48.25	70.36	89.47
NASDAQ Composite	100.00	103.58	105.85	103.93	88.90	89.71	80.14	61.42	59.53	71.49	82.78	88.73
NASDAQ Health Care	100.00	97.67	102.62	99.44	92.21	92.34	94.25	80.19	73.83	83.02	92.57	92.57

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2009.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	6,995,342	$5.65	825,423
Equity compensation plans not approved by security holders(2)	360,000	$6.71	—

Total	7,355,342	$5.70	825,423

(1)	Includes our 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan.

(2)	Consists of two inducement grants of 180,000 shares each to Brian Roberts and Peter Devlin upon being hired by us in March 2009 and August 2009, respectively. These non-qualified stock option awards were granted outside of our 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635, but have similar vesting terms to those stock option awards typically granted under our 2007 Stock Option and Incentive Plan.

(3)	The maximum number of shares of our common stock that are authorized for issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2009 is 825,423 shares, which includes an increase of 725,000 on January 1, 2009. The amount will be increased on January 1, 2010, and on each January 1 thereafter through January 1, 2012, by a number of shares equal to 3% of the number of shares of our common stock outstanding as of the immediately preceding December 31, up to the maximum increase of 725,000 additional shares per year.

For more information relating to our equity compensation plans, see Note 11 to our consolidated financial statements.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2009, nor issue any securities that were not registered under Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2009	2008(5)	2007	2006	2005
		(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue(1)	$66,032	$36,059	$13,372	$3,663	$50
Cost of revenue	47,735	40,643	25,733	15,660	1,530

Gross profit (loss)	18,297	(4,584)	(12,361)	(11,997)	(1,480)

Operating expenses:
Research and development	13,231	13,104	10,391	8,094	10,764
General and administrative	26,842	23,750	13,922	8,389	5,490
Sales and marketing	37,583	39,734	16,141	6,165	3,771
Restructuring and impairment of assets	—	8,170	1,027	—	—

Total operating expenses(2)	77,656	84,758	41,481	22,648	20,025

Operating loss	(59,359)	(89,342)	(53,842)	(34,645)	(21,505)

Other income (expense), net	(20,182)	(5,429)	377	(460)	(131)
Change in value of preferred stock warrant liability	—	—	(74)	(845)	—

Net loss	(79,541)	(94,771)	(53,539)	(35,950)	(21,636)
Accretion of redeemable convertible preferred stock	—	—	—	(222)	—

Net loss attributable to common shareholders	$(79,541)	$(94,771)	$(53,539)	$(36,172)	$(21,636)

Net loss per share basic and diluted	$(2.68)	$(3.43)	$(3.21)	$(99.72)	$(70.95)

Weighted-average number of shares used in calculating net loss per share(3)	29,727,106	27,611,003	16,688,418	362,750	304,962

	As of December 31,
	2009	2008(5)	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,996	$56,663	$94,588	$33,231	$7,660
Working capital	$134,491	$71,531	$87,723	$785	$5,168
Total assets	$171,648	$108,233	$130,741	$57,140	$16,792
Current debt	$—	$—	$10,671	$29,222	$1,479
Long-term debt, net of current portion(4)	$96,979	$60,172	$16,006	$—	$8,302
Other long-term liabilities	$1,999	$2,987	$1,431	$316	$315
Redeemable convertible preferred stock	$—	$—	$—	$119,509	$69,500
Total stockholders’ equity (deficit)	$52,857	$28,106	$92,275	$(101,765)	$(66,091)

(1)	We commercially launched the OmniPod Insulin Management System in October 2005. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Effective January 1, 2006, we adopted the provisions of FASB ASC 718-10 Compensation — Stock Compensation. In accordance with the provisions of FASB ASC 718-10, we recognized expenses of $4.2 million in 2009, $3.4 million in 2008, $1.5 million in 2007 and $0.3 million in 2006. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and 17.4 million redeemable convertible preferred stock converted into shares of common stock.

(4)	In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors. At December 31, 2009, we had $32.5 million of outstanding debt under the agreement. See Notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	Amounts have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20 Debt with Conversion and Other Options.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The US Food and Drug Administration, or FDA, approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System. We have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System in the entire United States. In January 2010, we entered into an exclusive distribution agreement with Ypsomed Distribution AG, or Ypsomed, which intends to distribute and sell our OmniPod System in eleven countries, beginning with France, Germany and the United Kingdom in the first half of 2010, subject to approved reimbursement. We focus our sales towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients. Our total revenue was $66.0 million, $36.1 million and $13.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

We are currently producing the OmniPod on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.

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

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2009, 2008 and 2007, we incurred net losses of $79.5 million, $94.8 million and $53.5 million, respectively. As of December 31, 2009, we had an accumulated deficit of $329.9 million. We have financed our operations through the private placement of equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. As of December 31, 2009, we had $85.0 million of convertible debt outstanding and $32.5 million of outstanding debt relating to a facility agreement entered into March 13, 2009 and amended on September 25, 2009. Since inception, we have received net proceeds of $478.3 million from the issuance of redeemable convertible preferred stock, common stock and debt.

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

In March 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Upon execution of this facility agreement, we issued to the lenders warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share in connection with the initial $27.5 million draw down from the facility. In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lender agreed to eliminate all performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. All principal amounts outstanding under the Facility Agreement are payable in September 2012. In addition, the lender agreed to forego the remaining warrants to purchase an additional 1.5 million shares of common stock that would have been issued upon future draws. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share. We received aggregate proceeds of $27.5 million in connection with the sale of our shares.

In October 2009, in a public offering, we issued and sold 6,000,000 shares of our common stock at a price to the public of $10.25 per share. In November 2009, we issued and sold an additional 900,000 shares of common stock to the public at a price of $10.25 per share pursuant to the underwriters’ exercise of their over-allotment option. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for 2010 will be focused primarily on continuing to reduce our per-unit production costs, expanding sales to international markets and reducing our spending on manufacturing overhead and operating expenses. The continued expansion of our manufacturing capacity will help us to achieve lower material costs due to volume purchase discounts and improved absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States market and enter certain international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements through at least the end of 2010.

Facility Agreement and Common Stock Warrants

On March 13, 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we could, but were not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we met certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and were being amortized as interest expense over the 42 month term of the Facility Agreement.

The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. We had the right to prepay any amounts owed without penalty unless the prepayment was in connection with a major transaction.

On September 25, 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lender eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All subsequent references to the “Facility Agreement” refer to the Facility Agreement entered into on March 13, 2009 and amended on September 25, 2009.

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

Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a higher interest rate could be paid by us upon the occurrence of certain events, the higher interest feature is also considered a derivative. The higher interest payment does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. At December 31, 2009, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.

As of December 31, 2009, $32.5 million of outstanding debt related to the Facility Agreement is included in long-term debt in the consolidated balance sheet. Approximately $11.1 million of interest expense was recorded in the year ended December 31, 2009. Of the $11.1 million recorded in the year ended December 31, 2009, approximately $2.5 million relates to cash interest, $1.0 million relates to amortization of the debt discount and deferred financing costs and $7.6 million relates to the charge taken for the unamortized portion of the debt discount and deferred financing costs in connection with the repayment and termination of the initial disbursement. Of the $7.6 million of interest expense related to the extinguishment of the debt, $6.4 million relates to the debt discount for the unamortized balance of the fair value of the warrants issued on March 13, 2009 and the transaction fee paid to the lenders and $1.2 million related to the remaining deferred financing costs.

On March 13, 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws.

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

All warrants issued under the Facility Agreement remain unexercised as of December 31, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.

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

The warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on the issuance date was recorded as additional paid in capital and debt discount. The remaining unamortized value of the warrants was recorded as interest expense in the year ended December 31, 2009, in connection with the repayment and termination of the initial disbursement.

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

We adopted certain provisions of FASB ASC 470-20 Debt with Conversion and Other Options, on January 1, 2009. FASB ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These provisions of FASB ASC 470-20 were applied retrospectively to all periods presented. Accordingly, we recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. The $26.9 million represents the difference between our nonconvertible debt borrowing rate and the stated rate on the 5.375% Notes. This debt discount is being amortized as interest expense beginning June 15, 2008 over the 5 year term of the 5.375% Notes.

We incurred interest expense of approximately $8.9 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively, related to the 5.375% Notes. Of the $8.9 million recorded in the year ended December 31, 2009, approximately $4.3 million relates to additional interest expense recognized under these provisions of FASB ASC 470-20. Of the $4.6 million recorded in the year ended December 31, 2008, approximately $2.1 million relates to additional interest expense recognized under these provisions of FASB ASC 470-20. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the amount allocated to equity. The remainder is recorded in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the notes.

As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $20.5 million. As of December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FASB ASC 470-20 to reflect the debt discount of $24.8 million. The debt discount represents the difference between our nonconvertible debt borrowing rate and the stated rate on the 5.375% Notes and includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year term of the notes. We recorded $4.3 million of interest expense related to the debt discount in the year ended December 31, 2009. As of December 31, 2009, the 5.375% Notes have a remaining life of 3.5 years. The statement of operations for the 2008 periods subsequent to the debt issuance on June 15, 2008, has been retroactively restated to reflect the additional interest expense pursuant to FASB ASC 470-20. We recorded $2.1 million of interest expense related to the debt discount in the year ended December 31, 2008.

We received net proceeds of approximately $81.5 million from the 5.375% Notes offering. Approximately $23.2 million of the net proceeds from this offering was used to repay and terminate our then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. We are using the remainder for general corporate purposes. We incurred interest expense of approximately $1.5 million and $3.2 million on the term loan for the years ended December 31, 2008 and 2007, respectively. We incurred no interest on the term loan in the year ended December 31, 2009. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the consolidated balance sheet and was being amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. We recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, we recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.

Financial Operations Overview

Revenue.  Revenue is recognized in accordance with FASB ASC 605-10, Revenue Recognition, and FASB ASC 605-25, Revenue — Multiple Element Arrangements. We derive most of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, the OmniPod System User Guide and our Interactive Training CD, and from the subsequent sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. During the years ended December 31, 2009, 2008 and 2007, materially all of our revenue was derived from sales within the United States.

In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We recognize the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer. We recognize the revenue related to this portion of the Abbott agreement at the time the revenue is recognized on the sale of the PDM to the patient. In the years ended December 31, 2009 and 2008, we recognized $7.1 million and $2.5 million of revenue, respectively, related to the amended Abbott agreement. There was no impact to cost of revenue related to this agreement.

As of December 31, 2009 and 2008, we had deferred revenue of $5.1 million and $4.0 million, respectively, which includes the deferred revenue related to the agreement fee received under the first amendment to our development agreement with Abbott.

For the year ending December 31, 2010, we expect our revenue to continue to increase as we continue to gain new diabetes patients in the United States and expand to certain international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes and other risks and uncertainties.

Cost of revenue.  Cost of revenue consists primarily of raw material, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, freight and packaging costs.

The increase in our OmniPod manufacturing capacity, as well as our ability to gain cost savings on our bill of materials, is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to reduce our direct costs and spread our fixed and semi-fixed overhead costs over a greater number of units. However, if sales volumes do not increase, then the average cost of revenue per OmniPod may not decrease and we may incur gross losses.

Research and development.  Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the fiscal year 2010, we expect overall research and development spending to be in line with 2009 levels as we support our current research and development efforts, which are focused primarily on increased functionality, improved design for ease of use and reduction of production cost, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. In the year ending December 31, 2010, we expect sales and marketing expenses to increase slightly compared to 2009 as we align our sales and marketing efforts with our expanding business needs.

General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to decrease slightly in 2010 compared to 2009 as we continue to drive efficiencies in our administrative functions.

Restructuring expenses and impairments of assets.  In connection with our efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of asset costs, we periodically perform an evaluation of our manufacturing processes and review the carrying value of our property and equipment to assess the recoverability of these assets and determine whether impairment may have occurred. As part of this assessment, we review the planned use of the assets as well as the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets. We recorded asset impairment charges of $7.4 million and $1.0 million in the years ended December 31, 2008 and 2007, respectively. No asset impairment charges were recorded in the year ended December 31, 2009.

Our restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. We record these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when we record the costs. In recording the workforce reduction and related costs, we estimate related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs. Restructuring and impairment of assets includes workforce related charges of $0.8 million in the year ended December 31, 2008. No workforce related charges were included in our restructuring and impairment of assets in the years ended December 31, 2009 and 2007. In the year ended December 31, 2009, we recorded a charge to operating expenses of $0.6 million for workforce reduction and related costs as part of our continued focus on aligning our infrastructure. At December 31, 2009, we had accrued severance of approximately $0.3 million related to this charge.

Stock based compensation expense.  Prior to January 1, 2006, we accounted for our stock-based awards using the minimum value method of accounting. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718-10, Compensation — Stock Compensation, using the prospective method.

Results of Operations for the Fiscal Years Ended December 31, 2009, 2008 and 2007

The following table presents certain statement of operations information for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,			Year Ended December 31,
		2008		2008
	2009	(Restated)	% Change	(Restated)	2007	% Change
	(Dollar amounts in thousands)

Revenue	$66,032	$36,059	83%	$36,059	$13,372	170%
Cost of revenue	47,735	40,643	17%	40,643	25,733	58%

Gross profit (loss)	18,297	(4,584)	499%	(4,584)	(12,361)	63%
Operating expenses:
Research and development	13,231	13,104	1%	13,104	10,391	26%
General and administrative	26,842	23,750	13%	23,750	13,922	71%
Sales and marketing	37,583	39,734	5%	39,734	16,141	146%
Restructuring and impairment of assets	—	8,170	100%	8,170	1,027	696%

Total operating expenses	77,656	84,758	8%	84,758	41,481	104%
Operating loss	(59,359)	(89,342)	34%	(89,342)	(53,842)	66%
Other income (expense), net	(20,182)	(5,429)	272%	(5,429)	303	1892%

Net loss(1)	$(79,541)	$(94,771)	16%	$(94,771)	$(53,539)	77%

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20.

(1)	Net loss for the years ended December 31, 2009, 2008 and 2007 includes $4.2 million, $3.4 million, and $1.5 million, respectively, for stock based compensation expense as required by FASB ASC 718-10. We adopted the fair value recognition provisions of FASB ASC 718-10 on a prospective basis.

Comparison of the Years Ended December 31, 2009 and December 31, 2008

Revenue

Our total revenue was $66.0 million for year ended December 31, 2009, as compared to $36.1 million for the year ended December 31, 2008. The increase in revenue is due to the increase in the number of diabetes patients using the OmniPod System as well as increased volume with third-party distributors who resell our product to diabetes patients.

Cost of Revenue

Cost of revenue was $47.7 million for the year ended December 31, 2009, as compared to $40.6 million for the year ended December 31, 2008. The increase is due to increased sales volume partially offset by lower per-unit costs. Lower per-unit cost is a result of cost savings on raw materials, volume discounts from our suppliers and increased production volumes. Revenue increased by 83.1% from the year ended December 31, 2008 to the year ended December 31, 2009, while cost of revenue increased by only 17.4% in the same period mainly due to the reduction in cost per OmniPod.

Research and Development

Research and development expense increased $0.1 million, or 1.0%, to $13.2 million for the year ended December 31, 2009, as compared to $13.1 million for the year ended December 31, 2008. For the year ended December 31, 2009 the increase in expense was primarily related to increased severance expense of $0.3 million offset by a $0.2 million decrease in products used for research and development purposes.

General and Administrative

General and administrative expense increased $3.1 million, or 13.0%, to $26.8 million for the year ended December 31, 2009, as compared to $23.8 million for the year ended December 31, 2008. For the year ended December 31, 2009, the increase in expense was primarily due to an increase of $2.2 million in employee related expenses mainly related to increased bonuses of $0.8 million and stock based compensation of $0.9 million, an increase of $0.8 million related to allowances for doubtful accounts and an increase of $0.6 million in license fees. These increases were offset by a $0.3 million decrease in depreciation expense and a $0.1 million decrease in freight expense.

Sales and Marketing

Sales and marketing expense decreased $2.2 million, or 5.4%, to $37.6 million for the year ended December 31, 2009, as compared to $39.7 million for the year ended December 31, 2008. The decrease in expense for the year ended December 31, 2009, was primarily due to a $3.5 million reduction in patient demonstration kit units and a reduction of $0.6 million in advertising, promotion and tradeshow expenses used to support our selling efforts. These decreases were offset by an increase of $1.6 million in employee related expenses, primarily due to increasing commissions as a result of our increasing revenue, and a $0.8 million increase in outside services.

Restructuring and Impairment of Assets

We had no restructuring or impairment activity in the year ended December 31, 2009. For the year ended December 31, 2008, our restructuring expenses and impairment of assets was $8.2 million. In the fourth quarter of 2008, we recorded restructuring charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the our strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, we transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. We determined that we would no longer use certain manufacturing equipment located in our Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, we recorded a non-cash charge of $7.4 million related to impairments of assets as well as $0.8 million in workforce and related charges in 2008.

As of December 31, 2008, our accrued restructuring was $0.6 million for final payments of severance and was fully utilized during 2009. We had no accrued restructuring expense as of December 31, 2009.

The following is a summary of restructuring activity for the year ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In thousands)

Balance at the beginning of year	$612	$—
Restructuring expense	—	758
Utilization	(612)	(146)

Balance at the end of the year	$—	$612

Other Income (Expense)

Interest income was $0.2 million for the year ended December 31, 2009, as compared to $1.8 million for the year ended December 31, 2008. This represents a decrease of $1.6 million compared to the year ended December 31, 2008, caused primarily by lower cash balances and interest rates. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $20.4 million for the year ended December 31, 2009, as compared to $7.2 million for the year ended December 31, 2008. This represents an increase of $13.2 million compared to the year ended December 31, 2008.

The increase in interest expense is primarily a result of additional interest incurred on the 5.375% Notes, the retrospective adoption of FASB ASC 470-20 and interest incurred on the Facility Agreement entered into in March 2009 and amended in September 2009. We recorded interest expense on the 5.375% Notes of $8.9 million in the year ended December 31, 2009. Of the $8.9 million, $4.3 million related to interest recognized under the provisions of FASB ASC 470-20 and $4.6 million related to cash interest. We recorded interest expense on the 5.375% Notes of $4.6 million in the year ended December 31, 2008. Of the $4.6 million, $2.1 million related to interest recognized under the provisions of FASB ASC 470-20 and $2.5 million related to cash interest. We also recognized interest expense of $11.1 million related to the Facility Agreement in the year ended December 31, 2009. Of the $11.1 million recorded in 2009, approximately $2.5 million related to cash interest, $1.0 million related to amortization of the debt discount and deferred financing costs and $7.6 million related to the charge taken for the remaining unamortized portion of the debt discount and deferred financing costs in connection with the repayment and termination of the initial disbursement.

Comparison of the Years Ended December 31, 2008 and December 31, 2007

Revenue

Our total revenue was $36.1 million for year ended December 31, 2008, as compared to $13.4 million for the year ended December 31, 2007. The increase in revenue is due to the increase in the number of diabetes patients using the OmniPod System as well as relationships with third-party distributors who resell our product to diabetes patients.

Cost of Revenue

Cost of revenue was $40.6 million for the year ended December 31, 2008, as compared to $25.7 million for the year ended December 31, 2007. The increase is due to increased sales volume partially offset by lower per-unit costs. Cost of revenue included adjustment of inventory to the lower of cost or market and indirect costs. Since the OmniPods were sold at a price below direct manufacturing costs in 2007, the inventory adjustment made as of December 31, 2007 increased cost of revenue by $0.6 million. There was no adjustment made as of December 31, 2008. This was a result of a reduced cost of raw materials and increased volumes which improved the absorption of manufacturing overhead costs. During the third quarter of 2008, we incurred production costs for the OmniPod which were lower than its selling price, primarily due to increased production volumes of the OmniPod which improved positive gross margin on sales of our OmniPod system.

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

Sales and Marketing

Sales and marketing expense increased $23.6 million, or 146.2%, to $39.7 million for the year ended December 31, 2008, as compared to $16.1 million for the year ended December 31, 2007. The increase in expense for the year ended December 31, 2008, was primarily due to an increase of $11.2 million in employee related expenses resulting from the hiring of additional employees in our sales and marketing departments, $3.8 million in patient demonstration kit units and other supplies, $2.6 million in travel expenses, $3.1 million in marketing consultants which include our external trainers and $1.5 million in printing and tradeshow expenses used to support our selling efforts.

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

We ceased to use certain assets in our Bedford facility in connection with the transition of manufacturing to Flextronics. We continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter of 2008. During the fourth quarter we concluded that the capacity of the manufacturing line operated by Flextronics was considered adequate to meet anticipated demand and quality standards. As we determined that we would no longer use the Bedford equipment on December 1, 2008, we recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment had no expected salvage value as it was highly customized equipment that can only be used for the manufacture of OmniPods.

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

Other Income (Expense)

Interest income was $1.8 million for the year ended December 31, 2008, as compared to $3.5 million during the year ended December 31, 2007. This represents a decrease of $1.7 million compared to the year ended December 31, 2007, caused primarily by lower cash balances and interest rates. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $7.2 million for the year ended December 31, 2008, as compared to $3.2 million for the year ended December 31, 2007. This represents an increase of $4.0 million compared to the year ended December 31, 2007. The increase in interest expense was attributable to higher debt levels under our $30 million term loan, interest on the 5.375% Notes, and the retrospective adoption of FASB ASC 470-20.

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

Liquidity and Capital Resources

We commenced operations in 2000, and, to date, we have financed our operations primarily through private placements of our preferred stock, secured indebtedness and our initial public offering of our common stock in May 2007 and subsequent public offerings of our common stock in November 2007 and October 2009. Since inception, we have received net proceeds of $478.3 million from the issuance of redeemable convertible preferred stock, common stock and debt. As of December 31, 2009, we had $128.0 million in cash and cash equivalents.

In October 2009, in a public offering, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses.

In March 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we could, but were not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we met certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee were $3.0 million. The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. We had the right to prepay any amounts owed without penalty unless the prepayment was in connection with a major transaction.

In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lender eliminated all future performance-related milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement are payable in September 2012.

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

We received net proceeds of approximately $81.5 million from this offering. In June 2008, we used a portion of the net proceeds to repay the entire outstanding principal balance, plus accrued and unpaid interest, under our then-existing term loan in the aggregate of approximately $21.8 million. Additionally, we paid a prepayment fee related to the term loan of approximately $0.4 million, a termination fee related to the term loan of $0.9 million, and incurred certain other expenses related to the repayment and termination of the term loan.

We believe that our cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements through at least the end of 2010.

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
		2008
	2009	(Restated)	2007
		(In thousands)

Cash used in operating activities	$(49,323)	$(82,611)	$(50,372)
Net loss	$(79,541)	$(94,771)	$(53,539)

Net cash used in operating activities primarily represents funds utilized in the development and commercialization of the OmniPod System. The decrease of $33.3 million in cash used in operating activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to the increase in our business, our ability to generate gross margins in 2009 and cost containment initiatives implemented as we strive to become profitable. Cash used in operations in the year ended December 31, 2009 is primarily a result of our net loss of $79.5 million offset by non-cash items such as depreciation and bad debt expense and includes an increase in net accounts receivable of $7.0 million, partially offset by a decrease in inventory of $5.8 million, a decrease in prepaids and other current assets of $0.7 million, an increase in accounts payable and accrued expenses of $1.5 million and an increase in deferred revenue of $1.6 million. The increase in accounts receivable balance is related to increased sales and slower than expected collections. The decrease in inventory is a result of increased demand from our growing customer base offset by improved manufacturing capacity.

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Year Ended December 31,
	2009	2008 (Restated)	2007
		(In thousands)

Cash used in investing activities	$(3,140)	$(10,047)	$(10,089)
Cash provided by financing activities	$123,796	$54,733	$121,818

Cash used in investing activities was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System in the years ended December 31, 2009, 2008 and 2007. Cash provided by financing activities in the year ended December 31, 2009, was primarily generated from the net proceeds from the Facility Agreement entered into in March 2009 and amended in September 2009, the sale of common shares in connection with the amendment in September 2009 and the sale of 6,900,000 shares of common stock at a price to the public of $10.25 per share in October 2009. Cash provided by financing activities in the year ended December 31, 2008 was primarily a result of the private placement of our convertible debt in 2008. Cash provided by financing activities in the year ended December 31, 2007 was primarily a result of offerings of our common stock in 2007.

We lease our facilities, which are accounted for as operating leases. The leases of our facilities in Bedford and Billerica, Massachusetts, generally provide for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of December 31, 2009, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations.

During the year ending December 31, 2010, we will be expending funds in connection with, among other things, our efforts to increase our production capacity, improve our design for ease of use, develop a new OmniPod System that incorporate continuous glucose monitoring technology and expand our sales and marketing activities to international markets.

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

In connection with the adoption of the Shareholder Rights Plan, our Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 15, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 15, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of our preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If we are acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2009. Amounts in thousands:

	Payments Due by Period
		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Operating lease obligations	$3,560	$900	$1,510	$1,150	$
Long-term debt obligations(1)	140,795	7,332	46,369	87,094		—
Purchase obligations for production components	6,396	6,396	—	—		—
Purchase obligations for capital expenditures	984	984	—	—		—

Total contractual obligations	$151,735	$15,612	$47,879	$88,244	$

(1)	The interest rate on the convertible debt is 5.375% per annum, and the interest rate on amounts outstanding under the facility agreement entered into in March 2009 and amended in September 2009 is 8.5%. We have included future payments of interest on the long-term debt in our obligations.

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

We adopted the Financial Accounting Standard Board Accounting Standards Codification in the year ended December 31, 2009. The FASB Accounting Standards Codification (“Codification”) has become the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references made to GAAP in our consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on our consolidated financial statements.

Revenue Recognition

We generate nearly all of our revenue from sales of our OmniPod Insulin Management System to diabetes patients or third-party distributors who resell the product to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which include the PDM, the OmniPod System User Guide and the OmniPod System Interactive Training CD. We offer a 45-day right of return for our Starter Kits sales. Subsequent sales to existing customers typically consist of additional OmniPods.

Revenue is recognized in accordance with FASB ASC 605-10 Revenue Recognition, which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are typically passed to the patient or third-party distributor upon shipment of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

We have considered the requirements of FASB ASC 605-25 Revenue — Multiple Element Arrangements, when accounting for the OmniPods and Starter Kits. FASB ASC 605-25 requires that we assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third party once all elements have been delivered.

We offer a 45-day right of return for our Starter Kits sales and in accordance with FASB ASC 605-15, Revenue — Products, we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.

When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.

In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us an amount for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient. In the years ended December 31, 2009 and 2008, we recognized $7.1 million and $2.5 million, respectively, of revenue related to the amended Abbott agreement. There was no impact to cost of revenue related to this agreement.

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

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventory and fixed assets. We use a variety of factors to assess valuation, depending upon the asset. Actual results may differ materially from our estimates. Inventories are held at the lower of their cost or market value. We periodically review inventories for potential impairment based on quantities on hand and expectations of future use. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. We review long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We also review assets under construction to ensure certainty of their future installation and integration into the manufacturing process. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We consider various valuation factors, principally planned use of the assets and discounted cash flows, to assess the fair values of long-lived assets.

Income Taxes

FASB ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions related to accounting for uncertain tax positions is effective for fiscal years beginning after December 15, 2006. We adopted these provisions on January 1, 2007. The adoption of these provisions of FASB ASC 740-10 did not have a material impact on our financial position or results of operations. As of December 31, 2009, we have $0.1 million of unrecognized tax benefits recorded. As of December 31, 2008, we had no unrecognized tax benefits recorded.

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Nonpublic companies that used the minimum value method for either recognition or pro forma disclosures to apply the fair value method under FASB ASC 718-10 using the prospective-transition method. As such, we will continue to apply the minimum value method in future periods to equity awards outstanding that were originally measured using the minimum value method.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Because our initial public offering was completed in May 2007, we do not have sufficient history of market prices of our common stock, and as such we estimate volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment , or SAB 107, using historical volatilities of comparable public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

Prior to April 1, 2006, the exercise prices for options granted were set by our board of directors based upon guidance set forth by the American Institute of Certified Public Accountants in the AICPA Technical Practice Aid. To that end, the board considered a number of factors in determining the option price, including the following factors: (1) prices for our preferred stock, which we had sold to outside investors in arms-length transactions, and the rights, preferences and privileges of our preferred stock and common stock in the Series A through Series E financing, (2) obtaining FDA 510(k) clearance, (3) launching the OmniPod System and (4) achievement of budgeted revenue and results.

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

In connection with the $27.5 million initial disbursement related to the execution of the facility agreement in March 2009, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. We recorded $6.1 million fair value as additional paid in capital and debt discount. The unamortized value of the warrants was recorded as interest expense in the third quarter of 2009, in connection with the repayment and termination of the initial disbursement.

Significant terms and fair values of warrants to purchase common stock and redeemable convertible preferred stock are as follows (in thousands except share and per share data):

		Exercise	Common Shares as of		Fair Value as of
	Expiration	Price	December 31,	December 31,	December 31,	December 31,
Stock	Date	per Share	2009	2008	2009	2008

Series E preferred	December 27, 2013	$9.56	62,752	62,752	—	—
Common stock	March 13, 2015	$3.13	3,750,000	—	—	—

Allowance for doubtful accounts

Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. We account for doubtful accounts using the allowance method. The allowances for doubtful accounts are recorded in the period in which the revenue is recorded or at the time the potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2009 and 2008, the allowance for doubtful accounts was $7.2 million and $3.8 million, respectively. We believe the reserve is adequate to mitigate current collection risk.

Warranty

We provide a four-year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new products and new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves.

Adoption of New Accounting Standards

FASB ASC 470-20 Debt — Debt with Conversion and Other Options clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These provisions of FASB ASC 470-20 were applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods was recognized as of the beginning of the first period presented. We adopted these provisions of FASB ASC 470-20 as of January 1, 2009 and have reclassified $26.9 million of our long-term debt to equity as of the issuance date of the convertible notes. During the year ended December 31, 2009, we recorded $4.3 million of additional interest expense related to these provisions of FASB ASC 470-20. During the year ended December 31, 2008, we recorded $2.1 million of additional interest expense related to the provisions of FASB ASC 470-20.

We adopted certain provisions of FASB ASC 825-10, Subsequent Events, as of June 30, 2009. FASB ASC 825-10 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 825-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 825-10 requires additional disclosures only, and therefore did not have an impact on our condensed consolidated financial statements.

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

On December 31, 2009, we had outstanding debt recorded at $64.5 million related to our 5.375% Notes and $32.5 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt or interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (the COSO criteria). Based on our assessment we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Insulet Corporation

We have audited Insulet Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insulet Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 9, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

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

For more corporate governance information, you are invited to access the Corporate Governance section of our website available at http://www.insulet.com.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

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

3. Exhibits:  Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Website maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: March 9, 2010

/s/  Brian Roberts
Brian Roberts
Chief Financial Officer

Date: March 9, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 9, 2010.

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Roberts Brian Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Sally Crawford Sally Crawford	Director

/s/ Ross Jaffe, M.D. Ross Jaffe, M.D.	Director

/s/ Charles Liamos Charles Liamos	Director

Signature	Title

/s/ Steven Sobieski Steven Sobieski	Director

/s/ Regina Sommer Regina Sommer	Director

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number		Description

3	.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant
3	.2(4)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate
4	.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.
4	.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4	.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock
4	.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent
4	.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation
4	.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent
10	.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002
10	.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004
10	.3(3)	Credit and Security Agreement by and among Insulet Corporation, Sub-Q Solutions, Inc., the lenders party thereto and Merrill Lynch Capital, as Administrative Agent, dated as of December 27, 2006
10	.4(1)	Insulet Corporation 2000 Stock Option and Incentive Plan
10	.7(1)	Insulet Corporation 2007 Stock Option and Incentive Plan
10	.8(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan
10	.9(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan
10	.10(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan
10	.11(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan
10	.12(1)	Insulet Corporation 2007 Employee Stock Purchase Plan
10	.13(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005
10	.14(1)	Employment Agreement between Carsten Boess and Insulet Corporation, dated May 9, 2006
10	.15(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006
10	.16(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers
10	.17(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007
10	.18(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007
10	.19(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.
10	.20(7)	Amendment to the Company’s 2007 Stock Option and Incentive Plan.
10	.21(7)	Executive Severance Plan
10	.22(9)	Amended and Restated 2007 Stock Option and Incentive Plan
10	.23(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

Number		Description

10	.24(11)	Facility Agreement, dated March 13, 2009, by and among Insulet Corporation and the lenders named therein
10	.25(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein
10	.26(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein
10	.27(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein
10	.28(14)	Amendment to Facility Agreement, dated September 25, 2009, by and between Insulet Corporation and the lenders named therein
10.29		Offer Letter by and between Insulet Corporation and Peter Devlin, dated August 17, 2009
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
24.1		Power of Attorney (included on signature page)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007.

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors
Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 9, 2010

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

		As of
	As of	December 31,
	December 31,	2008
	2009	(Restated)
	(In thousands, except share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$127,996	$56,663
Accounts receivable, net	14,962	13,010
Inventories	10,086	16,870
Prepaid expenses and other current assets	1,260	1,956

Total current assets	154,304	88,499
Property and equipment, net	15,482	17,564
Other assets	1,862	2,170

Total assets	$171,648	$108,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,870	$7,291
Accrued expenses	9,973	7,300
Deferred revenue	3,970	2,377

Total current liabilities	19,813	16,968
Long-term debt, net of current portion	96,979	60,172
Other long-term liabilities	1,999	2,987

Total liabilities	118,791	80,127
Stockholders’ equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2009 and 2008.
Issued: zero shares at December 31, 2009 and 2008	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2009 and 2008
Issued: 37,755,254 and 27,778,921 shares at December 31, 2009 and 2008, respectively	39	29
Additional paid-in capital	382,709	278,427
Accumulated deficit	(329,891)	(250,350)

Total stockholders’ equity	52,857	28,106

Total liabilities and stockholders’ equity	$171,648	$108,233

December 31, 2008 balances have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20.

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
		2008
	2009	(Restated)	2007
	(In thousands, except share and per share data)

Revenue	$66,032	$36,059	$13,372
Cost of revenue	47,735	40,643	25,733

Gross profit (loss)	18,297	(4,584)	(12,361)
Operating expenses:
Research and development	13,231	13,104	10,391
General and administrative	26,842	23,750	13,922
Sales and marketing	37,583	39,734	16,141
Restructuring and impairment of assets	—	8,170	1,027

Total operating expenses	77,656	84,758	41,481

Operating loss	(59,359)	(89,342)	(53,842)

Interest income	241	1,795	3,537
Interest expense	(20,423)	(7,224)	(3,160)

Net interest income (expense)	(20,182)	(5,429)	377
Change in value of preferred stock warrant liability	—	—	(74)

Net loss	$(79,541)	$(94,771)	$(53,539)

Net loss per share basic and diluted	$(2.68)	$(3.43)	$(3.21)

Weighted-average number of shares used in calculating net loss per share	29,727,106	27,611,003	16,688,418

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A		Series B
	Convertible		Convertible		Series C Convertible		Series D Convertible		Series E Convertible							Total
	Preferred		Preferred		Preferred		Preferred		Preferred				Additional			Stockholders’
	Stock		Stock		Stock		Stock		Stock		Common Stock		Paid-in	Accumulated	Subscription	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	(Deficit)
Balance at December 31, 2006	1,000,000	$1,000	5,945,946	$11,000	10,476,191	$22,000	14,669,421	$35,500	13,738,661	$50,009	457,076	$1	$293	$(102,040)	$(19)	$(101,765)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	380,190	—	886	—	10	896
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	2,789	—	66	—	—	66
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	111,197	—	150	—	—	150
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	1,520	—	—	1,520
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	(5,945,946)	(11,000)	(10,476,191)	(22,000)	(14,669,421)	(35,500)	(13,738,661)	(50,009)	17,447,809	18	119,491	—	—	119,509
Issuance of common stock, net of offering costs of $3.3 million	—	—	—	—	—	—	—	—	—	—	8,824,759	9	123,424	—	—	123,433
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	2,005	—	—	2,005
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(53,539)	—	(53,539)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	—	—	27,223,820	$28	$247,835	$(155,579)	$(9)	$92,275
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	532,763	1	1,237	—	9	1,247
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	18,338	—	190	—	—	190
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	4,000	—	1	—		1
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	3,352	—	—	3,352
Allocation of fair value of convertible debt to equity	—	—	—	—	—	—	—	—	—	—	—	—	25,812	—	—	25,812
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(94,771)	—	(94,771)

Balance at December 31, 2008	—	—	—	—	—	—	—	—	—	—	27,778,921	$29	$278,427	$(250,350)	$—	$28,106
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	191,232	—	577	—	—	577
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	29,442	—	273	—	—	273
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	4,145	—	—	4,145
Compensation expense related to restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Issuance of common stock, net of offering costs of $4.6 million	—	—	—	—	—	—	—	—	—	—	9,755,659	10	93,598	—	—	93,608
Issuance of warrants in connection with debt	—	—	—	—	—	—	—	—	—	—	—	—	5,673	—	—	5,673
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(79,541)	—	(79,541)

Balance at December 31, 2009	—	—	—	—	—	—	—	—	—	—	37,755,254	$39	$382,709	$(329,891)	$—	$52,857

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
		2008
	2009	Restated	2007
	(In thousands)

Cash flows from operating activities
Net loss	$(79,541)	$(94,771)	$(53,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,222	6,375	4,681
Amortization of debt discount	11,572	2,693	239
Redeemable convertible preferred stock warrant expense	—	—	74
Stock compensation expense	4,202	3,368	1,520
Provision for bad debts	5,020	4,264	1,120
Restructuring and impairment of assets	—	8,170	1,103
Non cash interest expense	1,887	916	(57)
Changes in operating assets and liabilities:
Accounts receivable	(6,972)	(12,491)	(4,486)
Inventory	5,843	(8,880)	(4,600)
Prepaids and other current assets	696	(565)	436
Other assets	(50)	2	(409)
Accounts payable and accrued expenses	1,487	4,825	1,365
Other long term liabilities	(282)	2,456	1,115
Deferred revenue	1,593	1,027	1,066

Net cash used in operating activities	(49,323)	(82,611)	(50,372)

Cash flows from investing activities
Purchases of property and equipment	(3,140)	(10,047)	(10,089)

Net cash used in investing activities	(3,140)	(10,047)	(10,089)

Cash flows from financing activities
Proceeds from issuance of debt	56,879	81,484	—
Principal payments of long term debt	—	(5,454)	(2,727)
Redemption of long term loan	(27,500)	(22,719)	—
Proceeds from payment of subscription receivable	—	9	10
Proceeds from issuance of common stock	94,417	1,413	124,535

Net cash provided by financing activities	123,796	54,733	121,818

Net increase (decrease) in cash and cash equivalents	71,333	(37,925)	61,357
Cash and cash equivalents, beginning of year	56,663	94,588	33,231

Cash and cash equivalents, end of year	$127,996	$56,663	$94,588

Supplemental disclosure of cash flow information
Cash paid for interest	$6,823	$4,018	$3,154
Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$6,065	$—	$—
Conversion of preferred stock to common stock upon initial public offering	$—	$—	$119,509

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20

See accompanying notes

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2009, 2008 and 2007

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

The Company adopted the Financial Accounting Standard Board Accounting Standards Codification in the year ended December 31, 2009. The FASB Accounting Standards Codification (“Codification”) has become the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. All references made to GAAP in the Company’s consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on its consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt and capital lease obligations approximate their fair values.

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of ninety days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost. This approximates their fair values. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $0.2 million at December 31, 2009 and 2008.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. The Company accounts for doubtful accounts using the allowance method. The allowances for doubtful accounts are recorded in the period in which the revenue is recorded or at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2009, 2008, 2007 and 2006, the allowance for doubtful accounts was $7.2 million, $3.8 million, $1.2 million and $0.2 million, respectively. The Company believes the reserve is adequate to mitigate current collection risk.

The components of accounts receivable are as follows:

	As of
	December 31,
	2009	2008
	(In thousands)

Trade receivables	$22,152	$16,810
Allowance for doubtful accounts	(7,190)	(3,800)

	$14,962	$13,010

Bad debt expense for the years ended December 31, 2009, 2008 and 2007 amounted to $5.0 million, $4.3 million, and $1.1 million, respectively. The Company recorded $1.6 million, $1.6 million and $0.1 million in write-offs or other adjustments to the allowance for doubtful accounts during the years ended December 31, 2009, 2008 and 2007, respectively.

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost at December 31, 2009 and 2008. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for Personal Diabetes Managers (“PDMs”) and OmniPods include raw material, labor and manufacturing overhead. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warranty

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new products and new versions of existing products, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.

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

Revenue Recognition

The Company generates nearly all of its revenue from sales of its OmniPod Insulin Management System to diabetes patients and third-party distributors who resell the product to diabetes patients. The initial sale to a new customer typically includes OmniPods and a Starter Kit, which is comprised of the PDM, the OmniPod System User Guide and the OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.

Revenue is recognized in accordance with FASB ASC 605-10, Revenue Recognition, which requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient or third-party distributor upon shipment of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

The Company has considered the requirements of FASB ASC 605-25 Revenue — Multiple Element Arrangements, when accounting for the OmniPods and Starter Kits. FASB ASC 605-25 requires that the Company assess whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered.

The Company offers a 45-day right of return for its Starter Kits sales, and in accordance with FASB ASC 605-15, Revenue — Products, the Company defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.

When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. The Company recognizes the revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient. In the years ended December 31, 2009 and 2008, the Company recognized $7.1 million and $2.5 million, respectively, of revenue related to the amended Abbott agreement. There was no impact to cost of revenue related to this agreement.

The Company had deferred revenue of $5.1 million and $4.0 million as of December 31, 2009 and 2008, respectively. The deferred revenue recorded was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.

Shipping and Handling Costs

The Company does not charge its customers for shipping and handling costs associated with shipping its product to its customers. These shipping and handling costs are included in general and administrative expenses.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.

Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that accounted for more than 10% of gross accounts receivable at December 31, 2009 or 2008.

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

Sales and Marketing Expenses

Sales and marketing expenses are primarily comprised of salaries and benefits associated with personnel employed with sales and marketing activities, outside marketing expenses including commercial product samples and advertising expenses.

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

Income Taxes

FASB ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions related to accounting for uncertain tax positions is effective for fiscal years beginning after December 15, 2006.

The Company adopted these provisions of FASB ASC 740-10 on January 1, 2007. The adoption of these provisions did not have a material impact on the Company’s financial position or results of operations. As of December 31, 2009, the Company has $0.1 million of unrecognized tax benefits recorded. As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits recorded.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Nonpublic companies that used the minimum value method for either recognition or pro forma disclosures were required to apply the fair value method under FASB ASC 718-10 using the prospective-transition method. As such, the Company will continue to apply the minimum value method in future periods to equity awards outstanding that were originally measured using the minimum value method.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As the Company’s initial public offering was completed in May 2007, it does not have a history of market prices of its common stock, and as such estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), using historical volatilities of similar public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.

Prior to April 1, 2006, the exercise prices for options granted were set by the Company’s board of directors based upon guidance set forth by the American Institute of Certified Public Accountants. The board considered a number of factors in determining the option price, including the following factors: (1) prices for the Company’s preferred stock, which the Company had sold to outside investors in arms-length transactions, and the rights, preferences and privileges of the Company’s preferred stock and common stock in the Series A through Series E financing, (2) obtaining FDA 510(k) clearance, (3) launching the OmniPod System and (4) achievement of budgeted revenue and results.

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

See Note 11 for a summary of the stock option activity under our stock based employee compensation plan.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of New Accounting Standards

FASB ASC 470-20, Debt with Conversion and Other Options, clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. These provisions of FASB ASC 470-20 were applied retrospectively to all periods presented. The cumulative effect of the change in accounting principle on prior periods was recognized as of the beginning of the first period presented. The Company adopted these provisions of FASB ASC 470-20 as of January 1, 2009 and have reclassified $26.9 million of its long-term debt to equity as of the issuance date of the convertible notes. During the year ended December 31, 2009, the Company recorded $4.3 million of additional interest expense related to these provisions of FASB ASC 470-20. During the year ended December 31, 2008, the Company recorded $2.1 million of additional interest expense related to the provisions of FASB ASC 470-20.

The Company adopted certain provisions of FASB ASC 825-10, Subsequent Events, as of June 30, 2009. FASB ASC 825-10 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 825-10 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FASB ASC 825-10 requires additional disclosures only, and therefore did not have an impact on the Company’s consolidated financial statements.

3.	Restructuring Expenses and Impairments of Assets

Restructuring Expenses

In December 2008, the Company recorded restructuring charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the Company’s strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. The Company determined that it would no longer use certain manufacturing equipment located in its Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, the Company recorded a non-cash charge of $7.4 million related to impairments of assets and $0.8 million in workforce and related charges. The Company took no restructuring actions in 2009.

During the third quarter of 2008, the Company successfully transitioned its production of completed OmniPods to the manufacturing line operated by Flextronics. Pursuant to the Company’s agreement with Flextronics, Flextronics supplies, as a non-exclusive supplier, OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast provided by the Company. The initial term of the agreement is three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The Company continues to manufacture certain sub-assemblies and maintain packaging operations in its Bedford, Massachusetts facility.

The Company ceased to use certain assets in its Bedford facility, in connection with the transition of manufacturing to Flextronics. The Company continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter of 2008. During the fourth quarter of 2008 the Company concluded that the capacity of the manufacturing line operated by Flextronics was adequate to meet anticipated demand and quality standards in

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the future. As the Company determined that it would no longer use the Bedford equipment on December 1, 2008, the Company recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment has no expected salvage value as it is highly customized equipment that can only be used for the manufacture of OmniPods.

At December 31, 2008, the Company’s accrued expense for restructuring was $0.6 million for final payments of severance which were fully utilized during 2009. The Company had no accrued restructuring at December 31, 2009.

The following is a summary of restructuring activity for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In thousands)

Balance at the beginning of year	$612	$—
Restructuring expense	—	758
Utilization	(612)	(146)

Balance at the end of the year	$—	$612

In September 2009, the Company recorded a charge to operating expenses of $0.6 million for workforce reduction and related costs as part of the Company’s continued focus on aligning the Company’s infrastructure. This focus resulted in a reduction of workforce of approximately 30 employees throughout the organization, including certain members of senior management. At December 31, 2009, the Company has accrued severance of approximately $0.3 million related to the workforce reduction.

Impairment of Property and Equipment

During the year ended December 31, 2007, the Company evaluated an upgrade of its manufacturing processes, and as a result, the Company performed a review of certain production equipment. The review resulted in a non-cash charge of $1.0 million for the write-down of certain impaired assets. The impaired assets, which had no future use, consisted of manufacturing equipment. The impairment charges were recorded following determination of the fair value of cash flows resulting from use of the affected assets, and the carrying value of the assets was reduced to reflect their fair value.

4.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. During the year ended December 31, 2008, the Company issued 4,000 shares of restricted common stock. The restricted common stock vests over 2 years. At December 31, 2009, 1,780 shares were vested and 2,220 shares were unvested. At December 31, 2008, 4,000 shares of restricted common stock were unvested. There were no vested or unvested restricted common shares outstanding at December 31, 2007. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2009, 2008 and 2007, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented because the effect would have been antidilutive. Upon the closing of the initial public offering of the Company’s common stock in May 2007, all

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

redeemable convertible preferred stock converted to common stock. Potential common share equivalents consist of the following:

	Year Ended December 31,
	2009	2008	2007

Convertible debt	3,981,969	3,981,969	—
Unvested restricted common shares	2,220	4,000	—
Outstanding options and ESPP	3,542,590	2,933,832	2,341,844
Outstanding warrants	3,812,752	62,752	62,752

Total	11,339,531	6,982,553	2,404,596

5.	Inventories

Inventories consist of the following:

	As of
	December 31,
	2009	2008
	(In thousands)

Raw materials	$1,657	$3,518
Work-in-process	496	997
Finished goods	7,933	12,355

	$10,086	$16,870

The Company is currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. The Company also produces certain sub-assemblies for the OmniPod as well as maintains packaging operations in its facility in Bedford, Massachusetts. The Company purchases complete OmniPods from Flextronics. Inventories of finished goods were held at cost at December 31, 2009 and 2008.

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated	As of
	Useful Life	December 31,
	(Years)	2009	2008
		(In thousands)

Machinery and equipment	5	$16,019	$13,834
Construction in process		2,705	2,252
Computers	3	2,405	2,220
Software	3	3,987	3,788
Leasehold improvement	*	2,247	2,186
Office furniture and fixtures	5	1,664	1,607

Total property and equipment		$29,027	$25,887
Less: Accumulated depreciation		(13,545)	(8,323)

Total		$15,482	$17,564

*	Lesser of lease or useful life of asset

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense related to property and equipment was $5.2 million, $6.4 million, and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded $0.1 million, $0.4 million, and $0.7 million of capitalized interest for the years ended December 31, 2009, 2008 and 2007, respectively.

Construction in process mainly consists of machinery and equipment in the process of being constructed for use in the Company’s automated manufacturing process. Depreciation on the machinery and equipment does not begin until the machinery and equipment are installed and integrated into the manufacturing process.

7.	Accrued Expenses

Accrued expenses consist of the following:

	As of
	December 31,
	2009	2008
	(In thousands)

Employee compensation and related items	$4,552	$3,402
Professional and consulting services	1,571	864
Interest expense	425	190
Warranty reserve	928	885
Training	384	344
Other	2,113	1,615

Total accrued expenses	$9,973	$7,300

Product Warranty Costs

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Balance at the beginning of year	$2,268	$865
Warranty expense	3,373	3,865
Warranty claims settled	(3,821)	(2,462)

Balance at the end of the year	$1,820	$2,268

Composition of balance:
Short-term	928	885
Long-term	892	1,383

Total warranty balance	$1,820	$2,268

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Facility Agreement and Common Stock Warrants

On March 13, 2009, the Company entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan it up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, the Company could, but was not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that it met certain financial performance milestones. In connection with this financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and were being amortized as interest expense over the 42 months of the Facility Agreement.

The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears beginning on June 1, 2009. The Company had the right to prepay any amounts owed without penalty unless the prepayment was in connection with a major transaction.

On September 25, 2009, the Company entered into an Amendment to the Facility Agreement whereby the Company repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lender eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares. All subsequent references to the “Facility Agreement” refer to the Facility Agreement entered into on March 13, 2009 and amended on September 25, 2009.

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

Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a higher interest rate could be paid by the Company upon the occurrence of certain events, the higher interest feature is also considered a derivative. The higher interest payment does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. At December 31, 2009, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.

As of December 31, 2009, $32.5 million of outstanding debt related to the Facility Agreement is included in long-term debt in the consolidated balance sheet. Upon repayment of the initial tranche of the Facility Agreement in September 2009, the Company recognized approximately $7.6 million of interest expense. Of the $7.6 million of interest expense, $6.4 million related to the debt discount for the remaining unamortized

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance of the fair value of the warrants issued on March 13, 2009 and the transaction fee paid to the lenders and $1.2 million related to the remaining deferred financing costs. Approximately $11.1 million of interest expense was recorded in the year ended December 31, 2009. Of the $11.1 million recorded in the year ended December 31, 2009, approximately $2.5 million relates to cash interest, $1.0 million relates to amortization of the debt discount and deferred financing costs and $7.6 million relates to the charge taken for the unamortized portion of the debt discount and deferred financing costs as a result of the repayment and termination of the initial disbursement.

On March 13, 2009, in connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws.

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

All warrants issued under the Facility Agreement remain unexercised as of December 31, 2009, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of the Company’s common stock then issued and outstanding.

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

The warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on the issuance date was recorded as additional paid in capital and debt discount. The remaining unamortized value of the warrants was recorded as interest expense in the year ended December 31, 2009, in connection with the repayment and termination of the initial disbursement.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Convertible Notes and Repayment and Termination of Term Loan

Loan and Security Agreements

In December 2006, the Company entered into a credit and security agreement with a group of lenders led by Merrill Lynch Capital pursuant to which the Company borrowed $30.0 million in a term loan. The Company used $9.5 million of the proceeds from this term loan to repay all amounts owed under a previous term loan. This term loan was secured by all the assets of the Company other than its intellectual property. The borrowings under the term loan bore interest at a floating rate equal to the LIBOR rate plus 6% per annum. Interest was payable on a monthly basis during the term of the loan and, on October 1, 2007, the Company began the repayment of principal in 33 equal monthly installments of $0.9 million. This term loan was also subject to a loan origination fee amounting to $0.9 million. The Company capitalized these costs as deferred financing costs at inception of the loan. The deferred cost asset was being amortized to interest expense over the 42-month life of this term loan. This term loan was subject to acceleration upon the occurrence of any fact, event or circumstance that has resulted or could reasonably be expected to result in a material adverse effect.

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

The Company adopted certain provisions of FASB ASC 470-20, Debt with Conversion and Other Options, on January 1, 2009. FASB ASC 470-20 clarifies that convertible debt instruments that may be settled in cash upon conversion should be separated between the liability and equity components in a manner that

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FASB ASC 470-20 was applied retrospectively to all periods presented. Accordingly, the Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense beginning June 15, 2008 over the 5 year term of the 5.375% Notes.

The Company incurred interest expense of approximately $8.9 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively, related to the 5.375% Notes. Of the $8.9 million recorded in the year ended December 31, 2009, approximately $4.3 million relates to additional interest expense recognized under these provisions of FASB ASC 470-20. Of the $4.6 million recorded in the year ended December 31, 2008, approximately $2.1 million relates to additional interest expense recognized under these provisions of FASB ASC 470-20. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the amount allocated to equity. The remainder is recorded in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the notes.

As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $20.5 million. As of December 31, 2008, the outstanding amounts related to the 5.375% Notes of $60.2 million are included in long-term debt and have been retroactively restated as required by FASB ASC 470-20 to reflect the debt discount of $24.8 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year term of the notes. The Company recorded $4.3 million of interest expense related to the debt discount in the year ended December 31, 2009. As of December 31, 2009, the 5.375% Notes have a remaining life of 3.5 years. The statement of operations for 2008 has been retroactively restated to reflect the additional interest expense pursuant to FASB ASC 470-20. The Company recorded $2.1 million of interest expense related to the debt discount in the year ended December 31, 2008.

The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering was used to repay and terminate the Company’s then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. The Company is using the remainder for general corporate purposes. The Company incurred interest expense of approximately $1.5 million and $3.2 million for the years ended December 31, 2008 and 2007, respectively, related to the term loan. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In connection with the term loans with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, the Company issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Prior to the Company’s initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity.

Significant terms and fair values of warrants to purchase common stock are as follows (in thousands except share and per share data), and reflect the conversion ratio of 2.6267 redeemable convertible preferred shares for each common share:

		Exercise	Common Shares as of		Fair Value as of
		Price	December 31,	December 31,	December 31,	December 31,
Stock	Expiration Date	per Share	2009	2008	2009	2008

Series E preferred	December 27, 2013	$9.56	62,752	62,752	—	—
Common stock	March 13, 2015	$3.13	3,750,000	—	—	—

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

Upon the closing of the Company’s initial public offering on May 18, 2007, all outstanding warrants to purchase shares of the Company’s preferred stock were converted into warrants to purchase shares of common stock. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2.0 million, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity. No periodic fair value adjustments will be made in future periods.

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

The Company’s operating lease agreements contain scheduled rent increases which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB ASC 840-20, Leases, in accounting for these lease provisions.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases its corporate offices under long-term, noncancelable leases with a five-year renewal option. The Company leases its warehouse facility under a long-term, cancelable lease with a five-year renewal option. The aggregate future minimum lease payments of these leases as of December 31, 2009, is as follows (in thousands):

Minimum
Year	Lease Payments
(In thousands)

2010	$900
2011	755
2012	755
2013	657
2014	493
Thereafter	—

Total	$3,560

Rent expense of approximately $0.8 million, $0.8 million, and $0.5 million was charged to operations as of December 31, 2009, 2008 and 2007, respectively. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method, and are included in other long-term liabilities in the accompanying consolidated balance sheet. Deferred rent was $0.1 million as of December 31, 2008. There was no deferred rent as of December 31, 2009.

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

In April 2007, the Company’s Board of Directors approved a 1-for-2.6267 reverse stock split of the Company’s common stock, which was executed in May 2007. All share and per share amounts of common and preferred stock in the accompanying consolidated financial statements have been restated for all periods to give retroactive effect to the stock split.

In May 2007, the Company issued and sold 7,700,000 shares of common stock at a price to the public of $15.00 per share. In June 2007, the Company issued and sold an additional 665,000 shares of common stock at a price to the public of $15.00 per share pursuant to the underwriters’ partial exercise of their over-allotment option. In connection with the initial public offering, the Company received total gross proceeds of $125.5 million, or approximately $113.4 million in net proceeds after deducting underwriting discounts and offering expenses.

In October 2007, in a public offering of 4,898,398 shares of the Company’s common stock at a price to the public of $23.25 per share by certain of its stockholders, the Company issued and sold 459,759 shares of common stock which were purchasable by the underwriters upon their exercise of a 30-day over-allotment

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

option granted to the underwriters by the Company. The Company did not receive any of the proceeds from the sale of shares of its common stock by the selling stockholders. Upon the closing of the sale of these shares, the Company received net proceeds of approximately $9.2 million.

In the year ended December 31, 2007, 157,229 warrants to purchase common stock issued in relation to the Company’s term loan were exercised, resulting in the issuance of 111,197 common shares. In addition, exercises of employee stock options resulted in the issuance of 191,232 common shares in 2009, 532,763 common shares in 2008 and 380,192 common shares in 2007.

In March 2009, in connection with the facility agreement entered into with certain institutional accredited investors, the Company issued warrants to purchase 3.75 million shares of its common stock at an exercise price of $3.13 per share. All warrants issued under the facility agreement remain unexercised at December 31, 2009 and expire on March 13, 2015. In connection with the Amendment to the Facility Agreement in September 2009, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares.

In October 2009, in a public offering, the Company issued and sold 6,000,000 shares of its common stock at a price to the public of $10.25 per share. In November 2009, the Company issued and sold an additional 900,000 shares of common stock to the public at a price of $10.25 per share pursuant to the underwriters’ exercise of their over-allotment option. In connection with the offering, the Company received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses.

Redeemable Convertible Preferred Stock Conversion

Upon the closing of the initial public offering of the Company’s common stock, all redeemable convertible preferred stock converted to common stock.

Stock Option Plans

In May 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s board of directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. The Company had originally reserved 535,000 shares of common stock for issuance under the 2007 Plan, which amount will be increased on each January 1 through January 1, 2012, by a number of shares equal to the lesser of 3% of the number of shares of common stock of the Company outstanding as of the immediately preceding December 31, or 725,000 shares. In addition, in May 2008, shares available for grant under the 2007 Plan were increased by 600,000 shares. At December 31, 2009, 825,423 options were available for future grants.

Under the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”), options could be granted to persons who were, at the time of grant, employees, officers, or directors of, or consultants or advisors to, the Company. The 2000 Plan provided for the granting of non-statutory stock options, incentive stock options, stock bonuses, and rights to acquire restricted stock. The option price at the date of grant was determined by the Board of Directors and, in the case of incentive stock options, could not be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Plan generally vest over a period of four years and expire 10 years from the date of grant. The provisions of the 2000 Plan limit the exercise of incentive stock options. At the time of grant, options are typically immediately exercisable, but subject to restrictions. The restrictions generally lapse over a period of four years.

Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)
			(In thousands)

Balance, December 31, 2008	2,933,832	9.47
Granted	1,262,940	6.76
Exercised	(191,482)	3.02	1,121	(1)
Canceled	(462,700)	13.52

Balance, December 31, 2009	3,542,590	8.36	23,118	(2)

Vested, December 31, 2009	1,729,831	7.56	12,638	(2)
Vested and expected to vest, December 31, 2009(3)	2,923,483		19,761	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2009, 2008 and 2007, was $1.1 million, $7.9 million and $7.7 million, respectively.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2009, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of December 31, 2009, plus the number of unvested options expected to vest as of December 31, 2009, based on the unvested options outstanding at December 31, 2009, adjusted for the estimated forfeiture rate of 16%.

At the time of grant, options granted under the 2000 Plan are typically immediately exercisable, but subject to restrictions. Therefore, under the 2000 Plan, the number of options exercisable is greater than the number of options vested until all options are fully vested. At December 31, 2009, there were 3,542,590 options outstanding with a weighted average exercise price of $8.36 and a weighted average remaining contractual life of 7.2 years. At December 31, 2009, there were 1,837,882 options exercisable with a weighted average exercise price of $7.76 and a weighted average remaining contractual life of 5.7 years.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Each employee who is a participant in our 2007 ESPP may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the 2007 ESPP in any calendar year.

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

The Company issued 29,442 shares of common stock in 2009, 18,338 shares of common stock in 2008 and 2,789 shares of common stock in 2007 to employees participating in the 2007 ESPP. The Company recorded $41,000, $29,000 and $10,000 of stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-based Compensation Associated with Awards for Non-Employees

Restricted Stock Awards for Non-Employees

During the year ended December 31, 2008, the Company granted 4,000 shares of restricted common stock from the 2007 Plan to a non-employee in exchange for $0.001 per share. The restricted shares granted had a weighted average fair value of $8.04 based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. Of the shares awarded, 1,780 vested on December 31, 2009, and the remaining vest ratably on a quarterly basis. The shares were valued at approximately $32,000 at their grant date, and the Company will recognize the compensation expense over the two year vesting period. Approximately $15,000 of stock-based compensation expense related to the vesting of restricted stock was recognized in the year ended December 31, 2009. No shares vested in the year ended December 31, 2008.

The total fair value of the restricted shares at December 31, 2009 was approximately $32,000, of this amount approximately $17,000 was unrecognized as of December 31, 2009. The stock-based compensation cost is expected to be recognized over a weighted average period of 2 years.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Company’s restricted shares since December 31, 2007:

		Weighted
	Number of	Average
	Shares	Fair Value

Balance, December 31, 2008	4,000	$8.04
Granted	—	—
Vested	(1,780)	8.04
Forfeited	—	—

Balance, December 31, 2009	2,220	$8.04

Stock-based Compensation Associated with Awards for Employees

Employee Stock-based Awards Prior to January 1, 2006

Compensation costs for employee stock options granted prior to January 1, 2006, were accounted for using the minimum value method. Under the minimum value method of accounting, compensation expense for employee stock options is based on the excess, if any, of the fair market value of the Company’s common stock over the option exercise price on the measurement date, which is typically the date of grant. All options granted were intended to be exercisable at a price per share not less than fair market value of the shares of the Company’s stock underlying those options on their respective dates of grant. The board of directors determined these fair market values in good faith based on the best information available to the board of directors and Company’s management at the time of grant.

Employee Stock-Based Awards Granted On or Subsequent to January 1, 2006

The Company recognizes compensation expense for all share-based payment awards made to the its employees, directors and consultants. Stock-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company attributes the value of stock-based compensation to expense using the straight-line method, which was previously used for its pro forma information required.

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

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	1.80 - 2.80%	1.71 - 3.30%	3.62 - 5.10%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	0	0	0
Expected volatility	71 - 76%	52 - 61%	67%

Risk-free interest rate.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected volatility.  Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable companies.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Forfeitures.  Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The weighted average grant date fair value of options granted for the year ended December 31, 2009, 2008 and 2007 was $4.52, $7.15, and $9.99, respectively. Employee stock-based compensation expense under FASB ASC 718-10 recognized in the year ended December 31, 2009, 2008 and 2007 was $4.2 million, $3.4 million, and $1.5 million, respectively, and was calculated based on awards ultimately expected to vest. At December 31, 2009, the amount of stock-based compensation capitalized as part of inventory was not material.

At December 31, 2009, the Company had $10.3 million of total unrecognized compensation expense under FASB ASC 718-10 that will be recognized over a weighted-average period of 1.3 years.

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

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 15, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 15, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

12.	Defined Contribution Plan

The Insulet 401(k) Retirement Plan is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, from 1% to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the plan. During 2003, the Company offered a discretionary match of 25% of the first 4% of an employee’s salary that was contributed to the 401(k) plan. The Company match vests over a four-year period (25% per year). The total amount contributed by the Company was $0.1 million, $0.2 million, and $0.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

13.	Income Taxes

The Company accounts for income taxes under FASB ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
		2008
	2009	(Restated)

Tax at U.S. statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(5.33)	(5.61)
Tax credits	0.17	—
Change in valuation allowance	41.32	39.09
Other	(2.16)	0.52

	—%	—%

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
		2008
	2009	(Restated)
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$116,292	$85,397
Start up expenditures	3,424	4,540
Tax credits	5,685	4,707
Gain/loss on impairments	2,915	2,936
Bad debt	2,828	1,505
Other	2,576	1,663
Deferred tax liabilities:
Prepaids	(231)	(527)
Depreciation	(1,157)	(101)
Amortization of debt discount	(8,070)	(9,834)

	124,262	90,286
Valuation allowance	(124,262)	(90,286)

	$—	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $124.3 million valuation allowance at December 31, 2009, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2008, because realization of any future tax benefit was not sufficiently assured.

At December 31, 2009, the Company had approximately $287.3 million, $18.6 million and $5.7 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 for federal tax purposes and began to expire in 2005 for state tax purposes. At December 31, 2008, the Company had approximately $215.6 million, $12.1 million and $4.7 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Data (Unaudited)

	2008 Quarters Ended
	(Restated)
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$11,861	$10,110	$7,417	$6,671
Gross profit (loss)	$1,198	$(87)	$(2,368)	$(3,327)
Net loss	$(29,197)	$(21,666)	$(24,034)	$(19,874)
Net loss per share	$(1.05)	$(0.78)	$(0.87)	$(0.73)

	2009 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$20,211	$18,735	$14,617	$12,469
Gross profit	$7,334	$5,799	$3,169	$1,995
Net loss	$(14,932)	$(24,725)	$(20,239)	$(19,645)
Net loss per share	$(0.42)	$(0.88)	$(0.73)	$(0.71)

Results for the year ended December 31, 2008 balances have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20.

Net loss in the quarter ended December 31, 2008, includes the impact of restructuring and impairment related charges of $8.2 million. See Note 3 for a description of the restructuring and impairment charges.

15.	Subsequent Event

In January 2010, the Company entered into a 5 year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. It is expected that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in France, Germany and the United Kingdom in the first half of 2010, in Australia, Belgium, Finland, Norway, Sweden, Switzerland and the Netherlands in the second half of 2010 and in China in the first half of 2011.