Form 10-K/A
period 2009-12-31
INSULET CORP
filed 2010-08-09
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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

INSULET CORPORATION

EXPLANATORY NOTE
     We are filing this Amendment to our Annual Report on Form 10-K/A (the “Amended Report”), which was originally filed on Form 10-K on March 9, 2010 (the “Original Report” or “Annual Report on Form 10-K”), to reflect a restatement of our consolidated financial statements.
     As discussed in Note 16 to our consolidated financial statements, subsequent to the issuance of the Original Report, we and our audit committee concluded that we should restate our consolidated balance sheet at December 31, 2009, and our consolidated statements of operations, cash flows and redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the year ended December 31, 2009 to correct the following error:
     In September 2009, we entered into an amendment to our existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, we expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and related fees such as deferred financing costs on the original loan. Upon subsequent review, we determined on July 29, 2010, that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment in our previously issued financial statements. A debt modification recognizes debt discount and related fees relating to the original borrowings over the term of the new borrowing as well as additional discount on the new borrowing as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, we have concluded that a correction is required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and related fees on the original debt from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     For reasons discussed above, we are filing this Amended Report in order to amend the following items in Part II of our Original Report to the extent necessary to reflect the adjustments discussed above:
•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures
     Other than minor conforming revisions made to Items 1A and 7A, none of the remaining Items of our Original Report are amended hereby and are repeated herein solely for the reader’s convenience.
     In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, March 9, 2010, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.
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
     We have agreements with both Abbott Diabetes Care Inc. and DexCom Inc. to develop systems that will enable the OmniPod System PDM to receive and display continuous glucose data from Abbott’s continuous glucose monitor, the FreeStyle Navigator ®, and DexCom’s continuous glucose monitor, the SEVEN ® System. To date, the FDA has approved, as an adjunct to traditional self-testing, a limited number of continuous glucose monitoring systems, including those manufactured by Abbott Diabetes Care, Inc., Medtronic, Inc. and DexCom Inc. All of these products have limited capabilities, and none of them is labeled as a substitute for current blood glucose testing where patients need to draw blood for testing. This means that no continuous glucose monitor, whether currently on the market or pending FDA approval, can be used to determine insulin infusion amounts. It is unknown when, if ever, any continuous glucose monitoring systems will be approved as a replacement for current blood glucose monitors.
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
     Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2009, our gross profit from the manufacture and sale of the OmniPod System was $18.3 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2009, 2008 and 2007 were $72.3 million, $94.8 million and $53.5 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, and as of December 31, 2009, we had an accumulated deficit of $322.7 million.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None.
ITEM 6. SELECT FINANCIAL DATA

	Year Ended December 31,
	2009 (6) (Restated)	2008 (5) (Restated)	2007	2006	2005
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue (1)	$66,032	$36,059	$13,372	$3,663	$50
Cost of revenue	47,735	40,643	25,733	15,660	1,530

Gross profit (loss)	18,297	(4,584)	(12,361)	(11,997)	(1,480)

Operating expenses:
Research and development	13,231	13,104	10,391	8,094	10,764
General and administrative	26,842	23,750	13,922	8,389	5,490
Sales and marketing	37,583	39,734	16,141	6,165	3,771
Restructuring and impairment of assets	—	8,170	1,027	—	—

Total operating expenses (2)	77,656	84,758	41,481	22,648	20,025

Operating loss	(59,359)	(89,342)	(53,842)	(34,645)	(21,505)

Other income (expense), net	(12,985)	(5,429)	377	(460)	(131)

Change in value of preferred stock warrant liability	—	—	(74)	(845)	—

Net loss	(72,344)	(94,771)	(53,539)	(35,950)	(21,636)

Accretion of redeemable convertible preferred stock	—	—	—	(222)	—

Net loss attributable to common shareholders	$(72,344)	$(94,771)	$(53,539)	$(36,172)	$(21,636)

Net loss per share basic and diluted	$(2.43)	$(3.43)	$(3.21)	$(99.72)	$(70.95)

Weighted-average number of shares used in calculating net loss per share (3)	29,727,106	27,611,003	16,688,418	362,750	304,962

	As of December 31,
	2009 (6) (Restated)	2008 (5) (Restated)	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,996	$56,663	$94,588	$33,231	$7,660
Working capital	$134,491	$71,531	$87,723	$785	$5,168
Total assets	$172,858	$108,233	$130,741	$57,140	$16,792
Current debt	$—	$—	$10,671	$29,222	$1,479
Long-term debt, net of current portion (4)	$89,136	$60,172	$16,006	$—	$8,302
Other long-term liabilities	$1,999	$2,987	$1,431	$316	$315
Redeemable convertible preferred stock	$—	$—	$—	$119,509	$69,500
Total stockholders’ equity (deficit)	$61,910	$28,106	$92,275	$(101,765)	$(66,091)

(1)	We commercially launched the OmniPod Insulin Management System in October 2005. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Effective January 1, 2006, we adopted the provisions of FASB ASC 718-10 Compensation — Stock Compensation. In accordance with the provisions of FASB ASC 718-10, we recognized expenses of $4.2 million in 2009, $3.4 million in 2008, $1.5 million in 2007 and $0.3 million in 2006. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and 17.4 million redeemable convertible preferred stock converted into shares of common stock.

(4)	In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors. At December 31, 2009, we had $32.5 million of outstanding debt under the agreement. See Notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)	Amounts have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20 Debt with Conversion and Other Options .

(6)	Amounts have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 16 of our consolidated financial statements for the year ended December 31, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Annual Report on Form 10-K/A. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly under the heading “Risk Factors.”
Restatement of Previously Issued Financial Statements
     Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Notes 2, 8, 14 and 16 to our consolidated financial statements, of our results for the three and nine months ended September 30, 2009 and the year ended December 31, 2009. The following tables summarize the effect of the restatement by major financial statement line item for the three and nine months ended September 30, 2009 and the year ended December 31, 2009 (in thousands). The restatement resulted in an increase in other assets of $1.3 million and $1.2 million at September 30, 2009 and December 31, 2009, respectively, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $8.4 million and $7.8 million at September 30, 2009 and December 31, 2009, respectively, related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in a reduction in interest expense of $7.8 million in the three and nine months ended September 30, 2009 and $7.2 million in the year ended December 31, 2009, with an equivalent reduction in net interest expense and net loss for these same periods. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.

Consolidated Balance Sheet
	September 30, 2009		December 31, 2009
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Other assets	$1,806	$3,097	$1,862	$3,072
Total assets	117,128	118,419	171,648	172,858
Long-term debt, net of current portion	95,902	87,534	96,979	89,136
Total liabilities	116,825	108,457	118,791	110,948
Additional paid-in capital	315,230	317,086	382,709	384,565
Accumulated deficit	(314,959)	(307,156)	(329,891)	(322,694)
Total stockholders’ equity	303	9,962	52,857	61,910
Total liabilities and stockholders’ equity	117,128	118,419	171,648	172,858

Consolidated Statement of Operations
	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2009		September 30, 2009		December 31, 2009
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Interest expense	$(11,267)	$(3,464)	$(17,416)	$(9,613)	$(20,423)	$(13,226)
Net interest expense	(11,245)	(3,442)	(17,212)	(9,409)	(20,182)	(12,985)
Net loss	(24,725)	(16,922)	(64,609)	(56,806)	(79,541)	(72,344)
Net loss per share basic and diluted	(0.88)	(0.60)	(2.32)	(2.04)	(2.68)	(2.43)

Consolidated Statement of Cash Flows
	Nine Months Ended		Year Ended
	September 30, 2009		December 31, 2009
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Net loss	$(64,609)	$(56,806)	$(79,541)	$(72,344)
Amortization of debt discount	10,495	3,983	11,572	5,585
Non cash interest expense	1,757	466	1,887	677
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
     Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2009, 2008 and 2007, we incurred net losses of $72.3 million, $94.8 million and $53.5 million, respectively. As of December 31, 2009, we had an accumulated deficit of $322.7 million. We have financed our operations through the private placement of equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. As of December 31, 2009, we had $85.0 million of convertible debt outstanding and $32.5 million of outstanding debt relating to a facility agreement entered into March 13, 2009 and amended on September 25, 2009. Since inception, we have received net proceeds of $478.3 million from the issuance of redeemable convertible preferred stock, common stock and debt.
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
Facility Agreement and Common Stock Warrants
     In March 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, we could, but were not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that we met certain financial performance milestones. In connection with this financing, we paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and are being amortized as interest expense over the 42 month term of the Facility Agreement.
     In connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount is being amortized as non-cash interest expense over the term of the loan.
     The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears.
     In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lenders eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as additional paid-in capital and debt discount which is being amortized as interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares.
     All principal amounts outstanding under the Facility Agreement are payable in September 2012. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require us to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The amended Facility Agreement also provides for certain prepayment penalties in the event that we repay the debt prior to its maturity.
     All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009.
     Because the consummation of certain change of control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty could be paid by us in the event that we repay the debt prior to maturity, the prepayment penalty is also considered a derivative. The prepayment penalty does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. As of December 31, 2009, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.

     As of December 31, 2009, outstanding debt related to the Facility Agreement of $24.7 million is included in long-term debt in the consolidated balance sheet.
     In the year ended December 31, 2009, cash interest related to the Facility Agreement of approximately $2.5 million was recorded. In addition, in the year ended December 31, 2009, non-cash interest of approximately $1.5 million was recorded. Non-cash interest in the year ended December 31, 2009 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount related to the share issuance and amortization of the issuance costs associated with the debt. There was no interest related to the Facility Agreement in the year ended December 31, 2008.
     In March 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws. The warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on the issuance date was recorded as additional paid in capital and debt discount. The debt discount is being amortized as non-cash interest expense over the term of the loan.
     As of December 31, 2009, warrants to acquire 3.75 million shares of our common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
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
Financial Operations Overview
     Revenue. Revenue is recognized in accordance with FASB ASC 605-10, Revenue Recognition, and FASB ASC 605-25, Revenue — Multiple Element Arrangements . We derive most of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, the OmniPod System User Guide and our Interactive Training CD, and from the subsequent sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. During the years ended December 31, 2009, 2008 and 2007, materially all of our revenue was derived from sales within the United States.
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
     Stock based compensation expense. Prior to January 1, 2006, we accounted for our stock-based awards using the minimum value method of accounting. Effective January 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718-10, Compensation — Stock Compensation , using the prospective method.

Results of Operations for the Fiscal Years Ended December 31, 2009, 2008 and 2007
     The following table presents certain statement of operations information for the years ended December 31, 2009, 2008 and 2007:

	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008		2008
	(Restated)	(Restated)	% Change	(Restated)	2007	% Change
	(Dollar amounts in thousands)
Revenue	$66,032	$36,059	83%	$36,059	$13,372	170%
Cost of revenue	47,735	40,643	17%	40,643	25,733	58%

Gross profit (loss)	18,297	(4,584)	499%	(4,584)	(12,361)	63%
Operating expenses:
Research and development	13,231	13,104	1%	13,104	10,391	26%
General and administrative	26,842	23,750	13%	23,750	13,922	71%
Sales and marketing	37,583	39,734	5%	39,734	16,141	146%
Restructuring and impairment of assets	—	8,170	100%	8,170	1,027	696%

Total operating expenses	77,656	84,758	8%	84,758	41,481	104%

Operating loss	(59,359)	(89,342)	34%	(89,342)	(53,842)	66%
Other income (expense), net	(12,985)	(5,429)	139%	(5,429)	303	1892%

Net loss (1)	$(72,344)	$(94,771)	24%	$(94,771)	$(53,539)	77%

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20. Results for the year ended December 31, 2009 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as describe in Note 16 of our consolidated financial statements for the year ended December 31, 2009.

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

Other Income (Expense)
     Interest income was $0.2 million for the year ended December 31, 2009, as compared to $1.8 million for the year ended December 31, 2008. This represents a decrease of $1.6 million compared to the year ended December 31, 2008, caused primarily by lower cash balances and interest rates. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense was $13.2 million for the year ended December 31, 2009, as compared to $7.2 million for the year ended December 31, 2008. This represents an increase of $6.0 million compared to the year ended December 31, 2008.
     The increase in interest expense is primarily a result of additional interest incurred on the 5.375% Notes, the retrospective adoption of FASB ASC 470-20 and interest incurred on the Facility Agreement entered into in March 2009 and amended in September 2009. We recorded interest expense on the 5.375% Notes of $8.9 million in the year ended December 31, 2009. Of the $8.9 million, $4.3 million related to non-cash interest recognized under the provisions of FASB ASC 470-20 and $4.6 million related to cash interest. We recorded interest expense on the 5.375% Notes of $4.6 million in the year ended December 31, 2008. Of the $4.6 million, $2.1 million related to non-cash interest recognized under the provisions of FASB ASC 470-20 and $2.5 million related to cash interest. We also recognized interest expense of $4.0 million related to the Facility Agreement in the year ended December 31, 2009. Of the $4.0 million recorded in 2009, approximately $2.5 million related to cash interest and $1.5 million related to amortization of the debt discount and deferred financing costs.
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
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)	2007
	(In thousands)
Cash used in operating activities	$(49,323)	$(82,611)	$(50,372)
Net loss	$(72,344)	$(94,771)	$(53,539)
     Net cash used in operating activities primarily represents funds utilized in the development and commercialization of the OmniPod System. The decrease of $33.3 million in cash used in operating activities for the year ended December 31, 2009 compared to the year ended December 31, 2008 was due primarily to the increase in our business, our ability to generate gross margins in 2009 and cost containment initiatives implemented as we strive to become profitable. Cash used in operations in the year ended December 31, 2009 is primarily a result of our net loss of $72.3 million offset by non-cash items such as depreciation and bad debt expense and includes an increase in net accounts receivable of $7.0 million, partially offset by a decrease in inventory of $5.8 million, a decrease in prepaids and other current assets of $0.7 million, an increase in accounts payable and accrued expenses of $1.5 million and an increase in deferred revenue of $1.6 million. The increase in accounts receivable balance is related to increased sales and slower than expected collections. The decrease in inventory is a result of increased demand from our growing customer base offset by improved manufacturing capacity.
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
     We have considered the requirements of FASB ASC 605-25 Revenue — Multiple Element Arrangements , when accounting for the OmniPods and Starter Kits. FASB ASC 605-25 requires that we assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third party once all elements have been delivered.
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

     In connection with the $27.5 million initial disbursement related to the execution of the Facility Agreement in March 2009, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. We recorded $6.1 million fair value as additional paid-in capital and debt discount. The unamortized value of the warrants is being amortized as non-cash interest expense over the term of the loan.
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
     On December 31, 2009, we had outstanding debt recorded at $64.5 million related to our 5.375% Notes and $24.7 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt or interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accuracy of our accounting for the modification of debt.
     This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, in order to restate the financial statements for the year ended December 31, 2009 and to restate the financial information for the third and fourth quarters of 2009. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting
     There were no other changes in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     In our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 9, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective internal controls over the accuracy of our accounting for the modification of debt. Specifically, the material weakness related to our consideration of the Debt Modifications and Extinguishments Subtopic of the FASB Accounting Standards Codification and its application in performing the calculation of the present value of the cash flows in determining whether the new debt instrument is substantially different than the old debt instrument.
     This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, in order to restate the financial statements for the year ended December 31, 2009, and to restate the financial information for the third and fourth quarter of 2009. Solely as a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2009.
     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.
Remediation of Material Weakness
     In August 2010, the Company implemented a change to its internal control over financial reporting regarding the procedures used by the Company in evaluating an amendment to an existing debt agreement to determine if the amendment qualifies as a modification or an early extinguishment of debt. This change included improving the Company’s consideration of the Debt Modifications and Extinguishments Subtopic of the FASB Accounting Standards Codification. Specifically, the Company implemented a procedure to ensure that in the event of future modifications to its debt instruments that it considers the various elements that could impact the calculations of the cash flows in determining whether the new debt instrument is substantially different than the old debt instrument including the effect of debt discounts and prepayment features as contemplated by ASC 470-50 Debt — Modifications and Extinguishments. In addition, the Company has initiated revisions to its internal training program to ensure that the appropriate finance personnel have been specifically trained on this new internal control.

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
     In our report on Insulet Corporation’s internal control over financial reporting as of December 31, 2009 dated March 9, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria. The Company subsequently identified material misstatements in its consolidated financial statements, which caused its consolidated financial statements to be restated, and therefore management subsequently revised its assessment of its internal controls over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, expressed herein is different from that expressed in our previous report.
     A material weakness is a deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the Company’s accounting for the modification of debt. Specifically, the material weakness related to the Company’s consideration of the Debt Modifications and Extinguishments Subtopic of the FASB Accounting Standards Codification and its application in performing the calculation of the present value of the cash flows in determining whether the new debt instrument is substantially different than the old debt instrument. The ineffective control resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2009. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, consolidated statements of redeemable convertible preferred stock and changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2009 consolidated financial statements, and this report does not affect our report dated March 9, 2010, except for Note 16, as to which the date is August 9, 2010, which expressed an unqualified opinion on those financial statements.
     In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Insulet Corporation has not maintained effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2010, except for the effects of
the material weakness described in the
sixth paragraph above, as to which the
date is August 9, 2010

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
Code of Ethics
     We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at http://www.insulet.com . A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: 9 Oak Park Drive, Bedford, Massachusetts 01730, Attention: Secretary. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.insulet.com .
     For more corporate governance information, you are invited to access the Corporate Governance section of our website available at http://www.insulet.com .

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
     The following documents are filed as part of this Form 10-K/A:
     1. Financial Statements: Financial Statements are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K/A.
     2. Index to Financial Statement Schedules: Financial Statement Schedules are included in “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K/A. Schedules not listed therein are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.
     3. Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K/A. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Website maintained by the SEC at http://www.sec.gov.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INSULET CORPORATION (Registrant)
/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: August 9, 2010

Signature	Title	Date

/s/ Duane DeSisto	President, Chief Executive Officer and Director	August 9, 2010
Duane DeSisto	(Principal Executive Officer)

/s/ Brian Roberts	Chief Financial Officer (Principal Financial	August 9, 2010
Brian Roberts	and Accounting Officer)

*	Director	August 9, 2010
Sally Crawford

*	Director	August 9, 2010
Ross Jaffe, M.D.

*	Director	August 9, 2010
Charles Liamos

*	Director	August 9, 2010
Steven Sobieski

*	Director	August 9, 2010
Regina Sommer

Signature	Title	Date

*	Director	August 9, 2010
Joseph Zakrzewski

* By	/s/ Brian Roberts
Brian Roberts

Attorney-in-fact

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Number	Description
3.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Amended and Restated By-laws of the Registrant

4.1(1)	Specimen Stock Certificate

4.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

4.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent

4.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation

4.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent

10.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002

10.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004

10.3(3)	Credit and Security Agreement by and among Insulet Corporation, Sub-Q Solutions, Inc., the lenders party thereto and Merrill Lynch Capital, as Administrative Agent, dated as of December 27, 2006

10.4(1)	Insulet Corporation 2000 Stock Option and Incentive Plan

10.7(1)	Insulet Corporation 2007 Stock Option and Incentive Plan

10.8(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan

10.9(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan

10.10(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10.11(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.12(1)	Insulet Corporation 2007 Employee Stock Purchase Plan

10.13(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005

10.14(1)	Employment Agreement between Carsten Boess and Insulet Corporation, dated May 9, 2006

10.15(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006

10.16(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers

10.17(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007

10.18(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007

10.19(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

10.20(7)	Amendment to the Company’s 2007 Stock Option and Incentive Plan.

10.21(7)	Executive Severance Plan

10.22(9)	Amended and Restated 2007 Stock Option and Incentive Plan

10.23(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

Number	Description
10.24(11)	Facility Agreement, dated March 13, 2009, by and among Insulet Corporation and the lenders named therein

10.25(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein

10.26(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein

10.27(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein

10.28(14)	Amendment to Facility Agreement, dated September 25, 2009, by and between Insulet Corporation and the lenders named therein

10.29(15)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated August 17, 2009

21.1(15)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1(15)	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007.

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007.

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007.

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007.

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(15)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2010

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
     As discussed in Note 16 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year ended December 31, 2009 have been restated to correct for the accounting for the modification of debt.
     As discussed in Note 9 to the consolidated financial statements, effective January 1, 2009, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash upon conversion.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is August 9, 2010, expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 9, 2010, except for Note 16,
as to which the date is
August 9, 2010

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2009	2008
	(Restated)	(Restated)
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$127,996	$56,663
Accounts receivable, net	14,962	13,010
Inventories	10,086	16,870
Prepaid expenses and other current assets	1,260	1,956

Total current assets	154,304	88,499
Property and equipment, net	15,482	17,564
Other assets	3,072	2,170

Total assets	$172,858	$108,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,870	$7,291
Accrued expenses	9,973	7,300
Deferred revenue	3,970	2,377

Total current liabilities	19,813	16,968
Long-term debt, net of current portion	89,136	60,172
Other long-term liabilities	1,999	2,987

Total liabilities	110,948	80,127
Stockholders’ equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2009 and 2008.
Issued: zero shares at December 31, 2009 and 2008.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2009 and 2008.

Issued: 37,755,254 and 27,778,921 shares at December 31, 2009 and 2008, respectively.	39	29
Additional paid-in capital	384,565	278,427
Accumulated deficit	(322,694)	(250,350)

Total stockholders’ equity	61,910	28,106

Total liabilities and stockholders’ equity	$172,858	$108,233

December 31, 2008 balances have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20. December 31, 2009 balances have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 16.
See accompanying notes

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)	2007
	(In thousands, except share and per share data)
Revenue	$66,032	$36,059	$13,372
Cost of revenue	47,735	40,643	25,733

Gross profit (loss)	18,297	(4,584)	(12,361)
Operating expenses:
Research and development	13,231	13,104	10,391
General and administrative	26,842	23,750	13,922
Sales and marketing	37,583	39,734	16,141
Restructuring and impairment of assets	—	8,170	1,027

Total operating expenses	77,656	84,758	41,481

Operating loss	(59,359)	(89,342)	(53,842)

Interest income	241	1,795	3,537
Interest expense	(13,226)	(7,224)	(3,160)

Net interest income (expense)	(12,985)	(5,429)	377
Change in value of preferred stock warrant liability	—	—	(74)

Net loss	$(72,344)	$(94,771)	$(53,539)

Net loss per share basic and diluted	$(2.43)	$(3.43)	$(3.21)

Weighted-average number of shares used in calculating net loss per share	29,727,106	27,611,003	16,688,418

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20. Results for the year ended December 31, 2009 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 16.
See accompanying notes

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible		Series B Convertible		Series C Convertible		Series D Convertible		Series D	Series E Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Warrant	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity (Deficit)
Balance at December 31, 2006	1,000,000	$1,000	5,945,946	$11,000	10,476,191	$22,000	14,669,421	$35,500	$—	13,738,661	$50,009	457,076	$1	$293	$(102,040)	$(19)	$(101,765)
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	380,190	—	886	—	10	896
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	2,789	—	66	—	—	66
Exercise of warrant to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	111,197	—	150	—	—	150
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	1,520	—	—	1,520
Conversion of preferred stock to common stock	(1,000,000)	(1,000)	(5,945,946)	(11,000)	(10,476,191)	(22,000)	(14,669,421)	(35,500)	—	(13,738,661)	(50,009)	17,447,809	18	119,491	—	—	119,509
Issuance of common stock, net of offering costs of $3.3 million	—	—	—	—	—	—	—	—	—	—	—	8,824,759	9	123,424	—	—	123,433
Conversion of warrants to purchase preferred stock to warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	—	—	2,005	—	—	2,005
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(53,539)	—	(53,539)

Balance at December 31, 2007	—	—	—	—	—	—	—	—	—	—	—	27,223,820	$28	$247,835	$(155,579)	$(9)	$92,275
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	532,763	1	1,237	—	9	1,247
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	18,338	—	190	—	—	190
Issuance of restricted stock	—	—	—	—	—	—	—	—	—	—	—	4,000	—	1	—		1
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	3,352	—	—	3,352
Allocation of fair value of convertible debt to equity	—	—	—	—	—	—	—	—	—	—	—	—	—	25,812	—	—	25,812
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(94,771)	—	(94,771)

Balance at December 31, 2008	—	—	—	—	—	—	—	—	—	—	—	27,778,921	$29	$278,427	$(250,350)	$—	$28,106
Exercise of options to purchase common stock	—	—	—	—	—	—	—	—	—	—	—	191,232	—	577	—	—	577
Issuance for employee stock purchase plan	—	—	—	—	—	—	—	—	—	—	—	29,442	—	273	—	—	273
Compensation expense related to stock options issued to employees	—	—	—	—	—	—	—	—	—	—	—	—	—	4,145	—	—	4,145
Compensation expense related to restricted stock	—	—	—	—	—	—	—	—	—	—	—	—	—	16	—	—	16
Issuance of common stock, net of offering costs of $4.6 million	—	—	—	—	—	—	—	—	—	—	—	9,755,659	10	95,454	—	—	95,464
Issuance of warrants in connection with debt	—	—	—	—	—	—	—	—	—	—	—	—	—	5,673	—	—	5,673
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72,344)	—	(72,344)

Balance at December 31, 2009	—	—	—	—	—	—	—	—	—	—	—	37,755,254	$39	$384,565	$(322,694)	$—	$61,910

Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20. Results for the year ended December 31, 2009 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 16.
See accompanying notes

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
	Restated	Restated	2007
		(In thousands)
Cash flows from operating activities
Net loss	$(72,344)	$(94,771)	$(53,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,222	6,375	4,681
Amortization of debt discount	5,585	2,693	239
Redeemable convertible preferred stock warrant expense	—	—	74
Stock compensation expense	4,202	3,368	1,520
Provision for bad debts	5,020	4,264	1,120
Restructuring and impairment of assets	—	8,170	1,103
Non cash interest expense	677	916	(57)
Changes in operating assets and liabilities:
Accounts receivable	(6,972)	(12,491)	(4,486)
Inventory	5,843	(8,880)	(4,600)
Prepaids and other current assets	696	(565)	436
Other assets	(50)	2	(409)
Accounts payable and accrued expenses	1,487	4,825	1,365
Other long term liabilities	(282)	2,456	1,115
Deferred revenue	1,593	1,027	1,066

Net cash used in operating activities	(49,323)	(82,611)	(50,372)

Cash flows from investing activities
Purchases of property and equipment	(3,140)	(10,047)	(10,089)

Net cash used in investing activities	(3,140)	(10,047)	(10,089)

Cash flows from financing activities
Proceeds from issuance of debt	56,879	81,484	—
Principal payments of long term debt	—	(5,454)	(2,727)
Redemption of long term loan	(27,500)	(22,719)	—
Proceeds from payment of subscription receivable	—	9	10
Proceeds from issuance of common stock	94,417	1,413	124,535

Net cash provided by financing activities	123,796	54,733	121,818

Net increase (decrease) in cash and cash equivalents	71,333	(37,925)	61,357
Cash and cash equivalents, beginning of year	56,663	94,588	33,231

Cash and cash equivalents, end of year	$127,996	$56,663	$94,588

Supplemental disclosure of cash flow information
Cash paid for interest	$6,823	$4,018	$3,154

Non-cash financing activities

Allocation of fair value of warrants from net proceeds from issuance of Facility Agreement	$6,065	$—	$—

Conversion of preferred stock to common stock upon initial public offering	$—	$—	$119,509
Results for the year ended December 31, 2008 have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20. Results for the year ended December 31, 2009 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 16.
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
2. Summary of Significant Accounting Policies
Restatement of Previously Issued Financial Statements
     As discussed below and further described in Note 16, the Company restated its financial results for the year ended December 31, 2009 to reflect the correction of the accounting treatment for the modification of the Facility Agreement.
     In September 2009, the Company entered into an amendment to its existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, the Company expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and related fees such as deferred financing costs on the original loan. Upon subsequent review, the Company determined on July 29, 2010, that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment in its previously issued financial statements. A debt modification recognizes debt discount and related fees relating to the original borrowings over the term of the new borrowing, as well as additional discount on the new borrowing as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, the Company has concluded that a correction is required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and related fees on the original debt from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.8 million at December 31, 2009, related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in a reduction in interest expense of $7.2 million in the year ended December 31, 2009, with an equivalent reduction in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.
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
     The Company has considered the requirements of FASB ASC 605-25 Revenue — Multiple Element Arrangements , when accounting for the OmniPods and Starter Kits. FASB ASC 605-25 requires that the Company assess whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered.
     The Company offers a 45-day right of return for its Starter Kits sales, and in accordance with FASB ASC 605-15, Revenue — Products , the Company defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.
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
     The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As the Company’s initial public offering was completed in May 2007, it does not have a history of market prices of its common stock, and as such estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based

Payment (SAB 107), using historical volatilities of similar public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107 , which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock based compensation expense.
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
     The Company ceased to use certain assets in its Bedford facility, in connection with the transition of manufacturing to

Flextronics. The Company continued to evaluate Flextronics’ ability to manufacture completed OmniPods against the rolling forecast as well as anticipated capacity and demand throughout the fourth quarter of 2008. During the fourth quarter of 2008 the Company concluded that the capacity of the manufacturing line operated by Flextronics was adequate to meet anticipated demand and quality standards in the future. As the Company determined that it would no longer use the Bedford equipment on December 1, 2008, the Company recorded an impairment charge for the remaining net book value of the assets of $7.4 million on that date. The equipment has no expected salvage value as it is highly customized equipment that can only be used for the manufacture of OmniPods.
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

8. Facility Agreement and Common Stock Warrants
     In March 2009, the Company entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31, 2009, the Company could, but was not required to, draw down on the facility in $6.5 million increments at any time until November 2010 provided that the Company met certain financial performance milestones. In connection with this financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and are being amortized as interest expense over the 42 months of the Facility Agreement.
     In connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount is being amortized as non-cash interest expense over the term of the loan.
     The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears.
     In September 2009, the Company entered into an Amendment to the Facility Agreement whereby the Company repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lenders eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate to 8.5%. In connection with the Amendment to the Facility Agreement, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of the Company’s common stock of $10.28 on that date. The Company recorded the $1.9 million as additional paid-in capital and debt discount which is being amortized as interest expense over the remaining term of the loan. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares.
     All principal amounts outstanding under the Facility Agreement are payable in September 2012. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require the Company to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement also provides for certain prepayment penalties in the event that the Company repays the debt prior to its maturity.
     All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009.
     Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty could be paid by the Company in the event that it repays the debt prior to maturity, the prepayment penalty is also considered a derivative. The prepayment penalty does not meet the criteria to be accounted for separately.

Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. As of December 31, 2009, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     As of December 31, 2009 the Company reported outstanding debt related to the Facility Agreement of $24.7 million in long-term debt in the consolidated balance sheet.
     In the year ended December 31, 2009, cash interest related to the Facility Agreement of approximately $2.5 million was recorded. In addition, in the year ended December 31, 2009, non-cash interest of approximately $1.5 million was recorded. Non-cash interest in the year ended December 31, 2009 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the debt discount from the shares sold at a discount in September 2009 and amortization of the issuance costs associated with the debt. There was no interest related to the Facility Agreement in the year ended December 31, 2008.
     In March 2009, in connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon these future draws. The warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on the issuance date was recorded as additional paid in capital and debt discount. The debt discount is being amortized as non-cash interest expense over the term of the loan.
     As of December 31, 2009, warrants to acquire 3.75 million shares of the Company’s common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of the Company’s common stock then issued and outstanding.
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

Warrants
     In connection with the term loans with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, the Company issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Prior to the Company’s initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity .
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

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.80 - 2.80%	1.71 - 3.30%	3.62 - 5.10%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	0	0	0
Expected volatility	71-76%	52-61%	67%
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
     A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)
Tax at U.S. statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(5.33)	(5.61)
Tax credits	0.18	—
Change in valuation allowance	41.52	39.09
Other	(2.37)	0.52

	—%	—%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$113,462	$85,397
Start up expenditures	3,424	4,540
Tax credits	5,685	4,707
Gain/loss on impairments	2,915	2,936
Bad debt	2,828	1,505
Other	2,576	1,663
Deferred tax liabilities:
Prepaids	(231)	(527)
Depreciation	(1,157)	(101)
Amortization of debt discount	(8,070)	(9,834)

	121,432	90,286
Valuation allowance	$(121,432)	$(90,286)

	$—	$—

     A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $121.4 million valuation allowance at December 31, 2009, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2008, because realization of any future tax benefit was not sufficiently assured.
At December 31, 2009, the Company had approximately $280.1 million, $18.2 million and $5.7 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 for federal tax purposes and began to expire in 2005 for state tax purposes. At December 31, 2008, the Company had approximately $215.6 million, $12.1 million and $4.7 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.
14. Quarterly Data (Unaudited)

		2008 Quarters Ended
	(Restated)
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$11,861	$10,110	$7,417	$6,671
Gross profit (loss)	$1,198	$(87)	$(2,368)	$(3,327)
Net loss	$(29,197)	$(21,666)	$(24,034)	$(19,874)
Net loss per share	$(1.05)	$(0.78)	$(0.87)	$(0.73)

		2009 Quarters ended
	December 31	September 30	June 30	March 31
	(Restated)	(Restated)
	(In thousands, except per share data)
Revenue	$20,211	$18,735	$14,617	$12,469
Gross profit	$7,334	$5,799	$3,169	$1,995
Net loss	$(15,538)	$(16,922)	$(20,239)	$(19,645)
Net loss per share	$(0.44)	$(0.60)	$(0.73)	$(0.71)
     Results for the year ended December 31, 2008 balances have been restated to reflect the retrospective adoption of certain provisions of FASB ASC 470-20. Net loss in the quarter ended December 31, 2008, includes the impact of restructuring and impairment related charges of $8.2 million. See Note 3 for a description of the restructuring and impairment charges.
     As further described in Note 16, the Company restated its financial results for the third and fourth quarters of the year ended December 31, 2009 to reflect the correction of the accounting treatment for the modification of the Facility Agreement. The following tables summarize the effect of the restatement by major financial statement line item in the three and nine months ended September 30, 2009 (in thousands). The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.
     The restatement resulted in an increase in other assets of $1.3 million at September 30, 2009, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $8.4 million at September 30, 2009, related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in a reduction in interest expense of $7.8 million in the three and nine months ended September 30, 2009, with an equivalent reduction in net interest expense and net loss.
Consolidated Balance Sheet

	September 30, 2009
	As Previously
	Reported	As Restated

Other assets	$1,806	$3,097
Total assets	117,128	118,419
Long-term debt, net of current portion	95,902	87,534
Total liabilities	116,825	108,457
Additional paid-in capital	315,230	317,086
Accumulated deficit	(314,959)	(307,156)
Total stockholders’ equity	303	9,962
Total liabilities and stockholders’ equity	117,128	118,419
Consolidated Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2009
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Interest expense	$(11,267)	$(3,464)	$(17,416)	$(9,613)
Net interest expense	(11,245)	(3,442)	(17,212)	(9,409)
Net loss	(24,725)	(16,922)	(64,609)	(56,806)
Net loss per share basic and diluted	(0.88)	(0.60)	(2.32)	(2.04)
Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2009
	As Previously
	Reported	As Restated

Net loss	$(64,609)	$(56,806)
Amortization of debt discount	10,495	3,983
Non cash interest expense	1,757	466

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
16. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company and its audit committee concluded that it should restate its consolidated balance sheet at December 31, 2009, and its consolidated statements of operations, cash flows, and redeemable convertible preferred stock and changes in stockholders’ equity (deficit) for the year ended December 31, 2009 to correct the following error:
     In September 2009, the Company entered into an amendment to its existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, the Company expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and related fees such as deferred financing costs on the original loan. Upon subsequent review, the Company determined on July 29, 2010, that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment in its previously issued financial statements. A debt modification recognizes debt discount and related fees relating to the original borrowings over the term of the new borrowing as well as additional discount on the new borrowing as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, the Company has concluded that a correction is required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and related fees on the original debt from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     The following tables summarize the effect of the restatement by major financial statement line item in the year ended December 31, 2009 (in thousands). The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.8 million at December 31, 2009, related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in a reduction in interest expense of $7.2 million in the year ended December 31, 2009, with an equivalent reduction in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.

Consolidated Balance Sheet
	December 31, 2009
	As Previously
	Reported	As Restated
Other assets	$1,862	$3,072
Total assets	171,648	172,858
Long-term debt, net of current portion	96,979	89,136
Total liabilities	118,791	110,948
Additional paid-in capital	382,709	384,565
Accumulated deficit	(329,891)	(322,694)
Total stockholders’ equity	52,857	61,910
Total liabilities and stockholders’ equity	171,648	172,858

Consolidated Statement of Operations
	Year Ended
	December 31, 2009
	As Previously
	Reported	As Restated
Interest expense	$(20,423)	$(13,226)
Net interest expense	(20,182)	(12,985)
Net loss	(79,541)	(72,344)
Net loss per share basic and diluted	(2.68)	(2.43)

Consolidated Statement of Cash Flows
	Year Ended
	December 31, 2009
	As Previously
	Reported	As Restated
Net loss	$(79,541)	$(72,344)
Amortization of debt discount	11,572	5,585
Non cash interest expense	1,887	677