Form 10-Q/A
period 2010-03-31
INSULET CORP
filed 2010-08-09
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	04-3523891
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

9 Oak Park Drive
Bedford, Massachusetts	01730
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code:(781) 457-5000
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

INSULET CORPORATION
TABLE OF CONTENTS

EXPLANATORY NOTE
     We are filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Report”), which was originally filed on Form 10-Q on May 7, 2010 (the “Original Report” or “Quarterly Report on Form 10-Q”), to reflect a restatement of our consolidated financial statements.
     As discussed in Note 13 to our consolidated financial statements, subsequent to the issuance of our Original Report, we and our audit committee concluded that we should restate our consolidated balance sheets at March 31, 2010 and December 31, 2009, our consolidated statement of operations for the three months ended March 31, 2010 and our consolidated statement of cash flows for the three months ended March 31, 2010 to correct the following error:
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
     For reasons discussed above, we are filing this Amended Report in order to amend Item 1 “Condensed Consolidated Financial Statements”, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 3 “Quantitative and Qualitative Disclosures About Market Risk”, and Item 4 “Controls and Procedures” of the Original Report to the extent necessary to reflect the adjustments discussed above. Other than these specific Items, none of the remaining Items of our Original Report are amended hereby and are repeated herein solely for the reader’s convenience.
          In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, May 7, 2010, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	March 31,	December 31,
	2010	2009
	(Restated)	(Restated)
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$118,338	$127,996
Accounts receivable, net	15,206	14,962
Inventories	6,600	10,086
Prepaid expenses and other current assets	2,029	1,260

Total current assets	142,173	154,304
Property and equipment, net	15,134	15,482
Other assets	2,855	3,072

Total assets	$160,162	$172,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,277	$5,870
Accrued expenses	10,128	9,973
Deferred revenue	4,527	3,970

Total current liabilities	17,932	19,813
Long-term debt, net of current portion	90,925	89,136
Other long-term liabilities	1,964	1,999

Total liabilities	110,821	110,948
Stockholders’ Equity
Preferred stock, $.001 par value:

Authorized: 5,000,000 shares at March 31, 2010 and December 31, 2009. Issued and outstanding: zero shares at March 31, 2010 and December 31, 2009	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2010 and December 31, 2009. Issued and outstanding: 37,939,752 and 37,755,254 shares at March 31, 2010 and December 31, 2009, respectively	39	39
Additional paid-in capital	386,487	384,565
Accumulated deficit	(337,185)	(322,694)

Total stockholders’ equity	49,341	61,910

Total liabilities and stockholders’ equity	$160,162	$172,858

March 31, 2010 and December 31, 2009 balances have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010
	(Restated)	2009
	(In thousands, except share and per share data)
Revenue	$20,807	$12,469
Cost of revenue	12,422	10,474

Gross profit	8,385	1,995
Operating expenses:
Research and development	3,847	3,204
General and administrative	6,959	7,491
Sales and marketing	8,309	8,772

Total operating expenses	19,115	19,467

Operating loss	(10,730)	(17,472)

Interest income	24	101
Interest expense	(3,785)	(2,274)

Net interest expense	(3,761)	(2,173)

Net loss	$(14,491)	$(19,645)

Net loss per share basic and diluted	$(0.38)	$(0.71)

Weighted average number of shares used in calculating basic and diluted net loss per share	37,888,258	27,804,603

Results for the three months ended March 31, 2010 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010
	(Restated)	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(14,491)	$(19,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,438	1,306
Amortization of debt discount	1,789	1,039
Stock compensation expense	1,311	1,201
Provision for bad debts	1,083	1,238
Non cash interest expense	217	121
Changes in operating assets and liabilities:
Accounts receivable	(1,327)	(2,591)
Inventory	3,486	1,723
Prepaids and other current assets	(769)	(357)
Accounts payable and accrued expenses	(2,437)	2,715
Other long term liabilities	(35)	172
Deferred revenue, short-term	557	107

Net cash used in operating activities	(9,178)	(12,971)

Cash flows from investing activities
Purchases of property and equipment	(1,090)	(165)

Net cash used in investing activities	(1,090)	(165)

Cash flows from financing activities
Proceeds from issuance of facility agreement, net of financing expenses	—	24,513
Proceeds from issuance of common stock, net of offering expenses	610	124

Net cash provided by financing activities	610	24,637

Net increase (decrease) in cash and cash equivalents	(9,658)	11,501
Cash and cash equivalents, beginning of period	127,996	56,663

Cash and cash equivalents, end of period	$118,338	$68,164

Supplemental disclosure of cash flow information
Cash paid for interest	$681	$—

Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$—	$6,065
Results for the three months ended March 31, 2010 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
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
2. Summary of Significant Accounting Policies
Restatement of Previously Issued Financial Statements
     As discussed below and further described in Note 13, the Company restated its financial results for the quarter ended March 31, 2010 to reflect the correction of the accounting treatment for the modification of the Facility Agreement.
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
     The restatement resulted in an increase in other assets of $1.1 million at March 31, 2010, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.3 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010, with an equivalent increase in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.
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
     As of March 31, 2010 and December 31, 2009, the Company reported outstanding debt related to the Facility Agreement of $25.2 million and $24.7 million in long-term debt in the consolidated balance sheet, respectively.
     In the three months ended March 31, 2010, cash interest related to the Facility Agreement of approximately $0.7 million was recorded. In addition, in the three months ended March 31, 2010, non-cash interest of approximately $0.6 million was recorded. Non-cash interest in the three months ended March 31, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the debt discount related to the share issuance in September 2009 and amortization of the issuance costs associated with the debt. There was no interest related to the Facility Agreement in the three months ended March 31, 2009.
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
     As of March 31, 2010, warrants to acquire 3.75 million shares of the Company’s common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of the Company’s common stock then issued and outstanding.
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
     The following table summarizes the status of the Company’s restricted stock units:

Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2009	—	$—
Granted	305,999	15.16
Vested	—	—
Forfeited	—	—

Balance, March 31, 2010	305,999	$15.16

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

     The following table summarizes the status of the Company’s restricted shares:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2009	2,220	$8.04
Granted	—	—
Vested	(444)	8.04
Forfeited	—	—

Balance, March 31, 2010	1,776	$8.04

Stock Options
     The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options(#)	Price($)	Value($)
			(In thousands)
Balance, December 31, 2009	3,542,590	8.36
Granted	190,500	15.07
Exercised	(184,498)	3.41	2,114	(1)
Canceled	(43,376)	15.28

Balance, March 31, 2010	3,505,216	8.90	23,274	(2)

Vested, March 31, 2010	1,806,365	7.94	13,743	(2)

Vested and expected to vest, March 31, 2010 (3)	2,893,909		19,939	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of March 31, 2010, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of March 31, 2010, plus the number of unvested options expected to vest as of March 31, 2010, based on the unvested options outstanding as of March 31, 2010, adjusted for the estimated forfeiture rate of 16%.
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
13. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the Company and its audit committee concluded that it should restate its consolidated balance sheets at March 31, 2010 and December 31, 2009, its consolidated statement of operations for the three months ended March 31, 2010, and its consolidated statement of cash flows for the three months ended March 31, 2010 to correct the following error:

     In September 2009, the Company entered into an amendment to its existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, the Company expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and related fees such as deferred financing costs on the original loan. Upon subsequent review, the Company determined on July 29, 2010 that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment in its previously issued financial statements. A debt modification recognizes debt discount and related fees relating to the original borrowings over the term of the new borrowing as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, the Company has concluded that a correction is required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and related fees on the original debt from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     The following tables summarize the effect of the restatement by major financial statement line item in the quarter ended March 31, 2010 (in thousands). The restatement resulted in an increase in other assets of $1.1 million at March 31, 2010 related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.3 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010 with an equivalent increase in net interest expense and net loss. In addition, the restatement resulted in a correction to balances at December 31, 2009 on the Company’s consolidated balance sheet. The restatement had no effect on any additional amounts reported in periods prior to the quarter ended September 30, 2009.
        .
Consolidated Balance Sheet

	March 31, 2010
	As Previously Reported	As Restated
Other assets	$1,730	$2,855
Total assets	159,037	160,162
Long-term debt, net of current portion	98,217	90,925
Total liabilities	118,113	110,821
Additional paid-in capital	384,631	386,487
Accumulated deficit	(343,746)	(337,185)
Total stockholders’ equity	40,924	49,341
Total liabilities and stockholders’ equity	159,037	160,162

Consolidated Statement of Operations

	Three Months Ended
	March 31, 2010
	As Previously
	Reported	As Restated
Interest expense	$(3,149)	$(3,785)
Net interest expense	(3,125)	(3,761)
Net loss	(13,855)	(14,491)
Net loss per share basic and diluted	(0.37)	(0.38)

Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2010
	As Previously Reported	As Restated
Net loss	$(13,855)	$(14,491)
Amortization of debt discount	1,238	1,789
Non cash interest expense	132	217

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: our historical operating losses; our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; our ability to increase customer orders and manufacturing volume; adverse changes in general economic conditions; our ability to raise additional funds in the future; our ability to anticipate and effectively manage risks associated with doing business internationally, particularly in China; our dependence on third-party suppliers; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse affects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; our ability to attract and retain key personnel; our ability to manage our growth; our ability to maintain compliance with the restrictions and related to our indebtedness; our ability to successfully maintain effective internal controls; the volatility of the price of our common stock; and other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 9, 2010 as updated by Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q/A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
Restatement of Previously Issued Financial Statements
     Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Note 13 to our consolidated financial statements, in our results for the three months ended March 31, 2010. The following tables summarize the effect of the restatement by major financial statement line item for the three months ended March 31, 2010 (in thousands). The restatement resulted in an increase in other assets of $1.1 million at March 31, 2010 related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.3 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010 with an equivalent increase in net interest expense and net loss. In addition, the restatement resulted in a correction to balances at December 31, 2009 on our consolidated balance sheet. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.

Consolidated Balance Sheet

	March 31, 2010
	As Previously Reported	As Restated
Other assets	$1,730	$2,855
Total assets	159,037	160,162
Long-term debt, net of current portion	98,217	90,925
Total liabilities	118,113	110,821
Additional paid-in capital	384,631	386,487
Accumulated deficit	(343,746)	(337,185)
Total stockholders’ equity	40,924	49,341
Total liabilities and stockholders’ equity	159,037	160,162

Consolidated Statement of Operations

	Three Months Ended
	March 31, 2010
	As Previously
	Reported	As Restated
Interest expense	$(3,149)	$(3,785)
Net interest expense	(3,125)	(3,761)
Net loss	(13,855)	(14,491)
Net loss per share basic and diluted	(0.37)	(0.38)
Consolidated Statement of Cash Flows

	Three Months Ended
	March 31, 2010
	As Previously Reported	As Restated
Net loss	$(13,855)	$(14,491)
Amortization of debt discount	1,238	1,789
Non cash interest expense	132	217

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

     Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2010, we incurred net losses of $14.5 million. As of March 31, 2010, we had an accumulated deficit of $337.2 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. In October 2009, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses. As of March 31, 2010, we had $85 million of convertible debt outstanding and $32.5 million of outstanding debt relating to a facility agreement entered into March 13, 2009 and amended on September 25, 2009.
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
     As of March 31, 2010 and December 31, 2009, outstanding debt related to the Facility Agreement of $25.2 million and $24.7 million is included in long-term debt in the consolidated balance sheet, respectively.
     In the three months ended March 31, 2010, cash interest related to the Facility Agreement of approximately $0.7 million was recorded. In addition, in the three months ended March 31, 2010, non-cash interest of approximately $0.6 million was recorded. Non-cash interest in the three months ended March 31, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount related to the share issuance and amortization of the issuance costs associated with the debt. There was no interest related to the Facility Agreement in the three months ended March 31, 2009.
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
     As of March 31, 2010, warrants to acquire 3.75 million shares of our common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
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

Results of Operations
     The following table presents certain statement of operations information for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010
	(Restated)	2009	% Change
	(Dollar amounts in thousands)
Revenue	$20,807	$12,469	67%
Cost of revenue	12,422	10,474	19%

Gross profit	8,385	1,995	320%
Operating expenses:
Research and development	3,847	3,204	20%
General and administrative	6,959	7,491	7%
Sales and marketing	8,309	8,772	5%

Total operating expenses	19,115	19,467	2%

Operating loss	(10,730)	(17,472)	39%
Other expense, net	(3,761)	(2,173)	73%

Net loss	$(14,491)	$(19,645)	26%

Results for the three months ended March 31, 2010 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13 to our consolidated financial statements.
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
Sales and Marketing
     Sales and marketing expenses decreased $0.5 million, or 5%, to $8.3 million for the three months ended March 31, 2010, compared to $8.8 million for the same period in 2009. For the three months ended March 31, 2010, the decrease in sales and marketing expenses was primarily due to a decrease of $0.3 million in samples and Patient Demonstration Kits, a decrease of $0.3 million in printing costs and a decrease of $0.1 million in travel related expenses. These decreases were partially offset by a $0.2 million increase in promotion and advertising costs and a $0.1 million increase in outside consulting services, which include our external trainers.
Other Income (Expense)
     Net interest expense was $3.8 million for the three months ended March 31, 2010, compared to $2.2 million for the same period in 2009. For the three months ended March 31, 2010, the increase in net interest expense was primarily due to cash and non-cash interest incurred on the credit facility entered into in March 2009. We anticipate net interest expense to remain consistent with current levels for the remainder of 2010.

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
Financial Resources
     In October 2009, in a public offering, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with this offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriter discounts and offering expenses.
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

Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Three Months Ended March 31,
	2010
	(Restated)	2009
	(In thousands)
Cash used in operating activities	$(9,178)	$(12,971)
Net loss	$(14,491)	$(19,645)
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
     As of March 31, 2010, we had outstanding debt recorded at $65.7 million related to our 5.375% Notes and $25.2 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2010, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that they believe that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective internal controls over the accuracy of our accounting for the modification of debt. Specifically, the material weakness related to our consideration of the Debt Modifications and Extinguishments Subtopic of the FASB Accounting Standards Codification and its application in performing the calculation of the present value of the cash flows in determining whether the new debt instrument is substantially different than the old debt instrument.
     This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, in order to restate the financial statements for the quarter ended March 31, 2010. Solely as a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2010.
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
     Other than described above, there have been no changes in our internal control over financial reporting that occurred subsequent to March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Healthcare reform legislation could adversely affect our revenue and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number	Description of Document

10.1 (1)	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG.

10.2 (1)	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 7, 2010

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: August 9, 2010	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1 (1)	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG.

10.2 (1)	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 7, 2010