Form 10-Q
period 2010-06-30
INSULET CORP
filed 2010-08-09
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 4, 2010, the registrant had 40,143,138 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

		As of
	As of	December 31,
	June 30,	2009
	2010	(Restated)
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$118,071	$127,996
Accounts receivable, net	15,801	14,962
Inventories	10,231	10,086
Prepaid expenses and other current assets	1,499	1,260

Total current assets	145,602	154,304
Property and equipment, net	13,751	15,482
Other assets	2,637	3,072

Total assets	$161,990	$172,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,128	$5,870
Accrued expenses	9,814	9,973
Deferred revenue	4,818	3,970

Total current liabilities	23,760	19,813
Long-term debt, net of current portion	92,292	89,136
Other long-term liabilities	1,957	1,999

Total liabilities	118,009	110,948
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2010 and December 31, 2009. Issued and outstanding: zero shares at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2010 and December 31, 2009. Issued and outstanding: 40,121,272 and 37,755,254 shares at June 30, 2010 and December 31, 2009, respectively	41	39
Additional paid-in capital	394,835	384,565
Accumulated deficit	(350,895)	(322,694)

Total stockholders’ equity	43,981	61,910

Total liabilities and stockholders’ equity	$161,990	$172,858

     December 31, 2009 balances have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands, except share and per share data)
Revenue	$22,937	$14,617	$43,744	$27,086
Cost of revenue	13,051	11,448	25,473	21,922

Gross profit	9,886	3,169	18,271	5,164
Operating expenses:
Research and development	4,583	3,272	8,430	6,476
General and administrative	6,190	5,838	13,149	13,329
Sales and marketing	9,013	10,504	17,322	19,276

Total operating expenses	19,786	19,614	38,901	39,081

Operating loss	(9,900)	(16,445)	(20,630)	(33,917)

Interest income	36	81	60	182
Interest expense	(3,847)	(3,875)	(7,631)	(6,149)

Net interest expense	(3,811)	(3,794)	(7,571)	(5,967)

Net loss	$(13,711)	$(20,239)	$(28,201)	$(39,884)

Net loss per share basic and diluted	$(0.36)	$(0.73)	$(0.74)	$(1.43)

Weighted average number of shares used in calculating basic and diluted net loss per share	38,285,628	27,869,159	38,088,041	27,836,869

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(28,201)	$(39,884)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,696	2,631
Amortization of debt discount	3,624	2,672
Stock compensation expense	2,685	2,231
Provision for bad debts	1,685	1,670
Non cash interest expense	440	319
Impairment of assets	1,021	—
Changes in operating assets and liabilities:
Accounts receivable	(2,523)	(5,241)
Inventories	(145)	6,461
Prepaid expenses and other current assets	(244)	927
Accounts payable and accrued expenses	3,098	(857)
Other long term liabilities	(42)	(65)
Deferred revenue, short term	848	673

Net cash used in operating activities	(15,058)	(28,463)

Cash flows from investing activities
Purchases of property and equipment	(1,986)	(756)

Net cash used in investing activities	(1,986)	(756)

Cash flows from financing activities
Proceeds from issuance of facility agreement, net of financing expenses	—	24,513
Payment of transaction fees related to credit facility amendment	(468)	—
Proceeds from issuance of common stock, net of offering expenses	7,587	405

Net cash provided by financing activities	7,119	24,918

Net decrease in cash and cash equivalents	(9,925)	(4,301)
Cash and cash equivalents, beginning of period	127,996	56,663

Cash and cash equivalents, end of period	$118,071	$52,362

Supplemental disclosure of cash flow information
Cash paid for interest	$3,662	$2,882

Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$—	$6,065
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
     In January 2010, the Company entered into a 5 year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. Ypsomed obtained reimbursement approval in both Germany and the United Kingdom in the second quarter of 2010, and accordingly, the Company shipped product for distribution in these countries to Ypsomed. The Company expects that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in several other markets in the second half of 2010 and in the first half of 2011. The Company has not recorded revenue related to the Ypsomed agreement.
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
2. Summary of Significant Accounting Policies
Restatement of Previously Issued Financial Statements
     As discussed below and further described in Note 13, the Company restated its financial results in prior periods to reflect the correction of the accounting treatment for the modification of the Facility Agreement.
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
     The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.8 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010, with an equivalent increase in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.
Basis of Presentation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other subsequent interim period.
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories, accounts receivable, equity instruments, the lives of property and equipment, as well as warranty reserves and allowance for doubtful accounts calculations. Actual results may differ from those estimates.
Principles of Consolidation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. The allowance for doubtful accounts is recorded in the period in which the revenue is recorded or at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that are believed to be reasonable under the circumstances.
Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost as of June 30, 2010 and December 31, 2009. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw material, labor and manufacturing overhead. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.
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
Asset Valuation
     Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventory and fixed assets. The Company uses a variety of factors to assess valuation, depending upon the asset. Actual values may differ materially from the Company’s estimates. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. The Company reviews long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company also reviews assets under construction to ensure certainty of their future installation and integration into the manufacturing process. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value.
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
     Revenue recognition requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the customer typically upon transfer to the third party carrier.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and, if applicable, the patient’s third-party insurance provider(s), prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
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
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay certain amounts to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers in the United States and Israel. The Company recognizes the revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time of sale of the PDM to the patient. In the three and six month periods ended June 30, 2010, the Company recognized revenue related to the amended Abbott agreement of $1.3 million and $2.4 million, respectively. In the three and six month periods ended June 30, 2009, the Company recognized revenue related to the amended Abbott agreement of $1.0 million and $2.1 million, respectively. There was no impact to cost of revenue related to this agreement.
     In July 2010, the Company entered into the second amendment to the development and license agreement with Abbott Diabetes Care, Inc. Under the second amendment, Abbott agreed to pay certain amounts to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories.

     The Company had deferred revenue of $5.7 million and $5.1 million as of June 30, 2010 and December 31, 2009, respectively. The deferred revenue recorded as of June 30, 2010 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with two accredited financial institutions. Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that accounted for more than 10% of gross accounts receivable as of June 30, 2010 or December 31, 2009.
Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, and other considerations, management has determined that the primary form of internal reporting is aligned with the offering of the OmniPod System. Therefore, the Company believes that it operates in one segment. For the three and six month periods ended June 30, 2010, substantially all of the Company’s revenue was generated from sales within the United States.
Income Taxes
     The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2010, the Company had no interest and penalty accrual or expense.
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
     In September 2009, the Company entered into an Amendment to the Facility Agreement whereby the Company repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lenders eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate to 8.5%. In connection with the Amendment to the Facility Agreement, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of the Company’s common stock of $10.28 on that date. The Company recorded the $1.9 million as a debt discount which is being amortized as interest expense over the remaining term of the loan. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares.
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

     In June 2010, the Company entered into a Second Amendment to its amended Facility Agreement whereby the Company paid a $0.5 million amendment fee in exchange for the reduction of the prepayment penalties and the modification of certain other terms of the Agreement. The fee was recorded as a debt discount and is being amortized as interest expense over the remaining term of the loan.
     All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009 and June 2010.
     Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty could be paid by the Company in the event that it repays the debt prior to maturity, the prepayment penalty is also considered a derivative. The prepayment penalty does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. As of June 30, 2010, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     As of June 30, 2010 and December 31, 2009, outstanding debt related to the Facility Agreement of $25.3 million and $24.7 million, respectively, is included in long-term debt in the consolidated balance sheet.
     In the three and six months ended June 30, 2010, cash interest related to the Facility Agreement of approximately $0.7 million and $1.4 million, respectively, was recorded. In addition, in the three and six months ended June 30, 2010, non-cash interest of approximately $0.7 million and $1.3 million, respectively, was recorded. Non-cash interest in the three and six months ended June 30, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, from the discount on the shares sold in connection with the amendment in September 2009, from the transaction fee in connection with the amendment in June 2010 and amortization of the issuance costs associated with the debt.
     In the three and six months ended June 30, 2009, cash interest related to the Facility Agreement of approximately $0.9 million of interest expense was recorded. In addition, in the three and six months ended June 30, 2009, non-cash interest of approximately $0.6 million was recorded. Non-cash interest in the three and six months ended June 30, 2009 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009 and amortization of the issuance costs associated with the debt.
     In March 2009, in connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon these future draws. The warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on the issuance date was recorded as additional paid in capital and debt discount. The debt discount is being amortized as non-cash interest expense over the term of the loan. In June 2010, the lenders exercised warrants to acquire 2,125,000 shares of the Company’s common stock at an exercise price of $3.13 in cash. The Company received cash totaling $6.7 million as a result of this exercise.
     As of June 30, 2010, warrants to acquire 1,625,000 shares of the Company’s common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of the Company’s common stock then issued and outstanding.
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
     The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. The Company incurred interest expense related to the 5.375% Notes of approximately $2.5 million and $5.0 million for the three and six months ended June 30, 2010, respectively. Of the $2.5 million recorded in the three months ended June 30, 2010, approximately $1.4 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. Of the $5.0 million recorded in the six months ended June 30, 2010, approximately $2.7 million relates to amortization of the debt discount and deferred financing costs and $2.3 million relates to cash interest. For the three and six months ended June 30, 2009, the Company incurred interest expense related to the 5.375% Notes of approximately $2.2 million and $4.4 million, respectively. Of the $2.2 million recorded in the three months ended June 30, 2009, approximately $1.1 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. Of the $4.4 million recorded in the six months ended June 30, 2009, approximately $2.2 million relates to amortization of the debt discount and deferred financing costs and $2.2 million relates to cash interest.
     As of June 30, 2010, the outstanding amounts related to the 5.375% Notes of $67.0 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $18.0 million. As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt and reflect the debt discount of $20.5 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date over the 5 year term of the notes. The Company recorded $1.2 million and $2.5 million of interest expense related to the debt discount in the three and six months ended June 30, 2010, respectively. The Company recorded $1.1 million and $2.2 million of interest expense related to the debt discount in the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the 5.375% Notes have a remaining term of 3 years.
     The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering was used to repay and terminate the Company’s then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. The Company is using the remainder for general corporate purposes. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. As of June 30, 2010, warrants to purchase 62,752 shares of common stock remain outstanding and exercisable at a price of $9.56 per share.
5. Restructuring Expenses and Impairments of Assets
     As of June 30, 2009, the Company’s accrued expenses for restructuring was $0.3 million for final payments of severance. These amounts were paid in full in 2009. The Company had no accrued expenses for restructuring at June 30, 2010 or December 31, 2009.
     The following is a summary of restructuring activity for the three and six months ended June 30, 2009.

	Three Months Ended	Six Months Ended June
	June 30, 2009	30, 2009
	Workforce and related	Workforce and related
Balance at the beginning of period	$401	$612
Restructuring expense	—	—
Payments	(139)	(350)

Balance at the end of the period	$262	$262

     During the three months ended June 30, 2010, the Company performed an evaluation of its Construction in Process related to its manufacturing equipment for its next generation OmniPod. As a result of this evaluation as well as the additional information obtained in connection with the completion of the Company’s pilot manufacturing line for its next generation OmniPod, the Company determined that approximately $1.0 million of previously capitalized costs relating to the project no longer meet the capitalization criteria. Accordingly, the Company expensed these costs as research and development expense in the three months ended June 30, 2010.

6. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2010 and 2009, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Six Months Ended
	June 30,
	2010	2009
Convertible notes	3,981,969	3,981,969
Unvested restricted common shares	396,331	3,108
Outstanding options	3,524,285	3,547,547
Outstanding warrants	1,687,752	3,812,752

Total	9,590,337	11,345,376

7. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Trade receivables	$22,328	$22,152
Allowance for doubtful accounts	(6,527)	(7,190)

	$15,801	$14,962

8. Inventories
     Inventories consist of the following:

	As of
	June 30,	December 31,
	2010	2009
	(In thousands)
Raw materials	$1,523	$1,657
Work-in-process	1,630	496
Finished goods	7,078	7,933

	$10,231	$10,086

     The Company is currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. The Company also produces certain sub-assemblies for the OmniPod and maintains packaging operations in its facility in Bedford, Massachusetts. The Company purchases complete OmniPods from Flextronics.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Balance at the beginning of period	$1,748	$2,672	$1,820	$2,268
Warranty expense	649	793	969	1,936
Warranty claims settled	(457)	(856)	(849)	(1,595)

Balance at the end of the period	$1,940	$2,609	$1,940	$2,609

Composition of balance:
Short-term	849	1,040	849	1,040
Long-term	1,091	1,569	1,091	1,569

Total warranty balance	$1,940	$2,609	$1,940	$2,609

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
     The Company’s operating lease agreements contain scheduled rent increases which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet.
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
     In June 2010, the lenders in the Company’s Facility Agreement exercised warrants to purchase 2,125,000 shares of the Company’s common stock in exchange for $6.7 million. The Company had originally granted warrants to purchase 3,750,000 shares of its common stock at $3.13 per share in connection with the Facility Agreement.
Restricted Stock Units
     In the six months ended June 30, 2010, the Company awarded 394,999 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over three years from the grant date. The restricted stock units granted have a weighted average fair value of $15.01 based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $5.9 million at their grant dates, and the Company is recognizing the compensation expense over the three year vesting period. Approximately $0.3 million and $0.4 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and six months ended June 30, 2010, respectively, and approximately $5.5 million of the fair value of the restricted stock units remained unrecognized as of June 30, 2010. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. None of the restricted stock units awarded to employees vested during the three and six months ended June 30, 2010.

     The following table summarizes the status of the Company’s restricted stock units:

Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2009	—	$—
Granted	394,999	15.01
Vested	—	—
Forfeited	—	—

Balance, June 30, 2010	394,999	$15.01

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
     The following table summarizes the status of the Company’s restricted common stock:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2009	2,220	$8.04
Granted	—	—
Vested	(888)	8.04
Forfeited	—	—

Balance, June 30, 2010	1,332	$8.04

Stock Options
     The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance, December 31, 2009	3,542,590	$8.36
Granted	291,500	14.91
Exercised	(242,986)	4.08	$2,621	(1)
Canceled	(66,819)	14.36

Balance, June 30, 2010	3,524,285	$9.09	$22,577

Vested, June 30, 2010	1,897,476	$8.18	$13,966	(2)

Vested and expected to vest, June 30, 2010 (3)	2,935,000		$19,488

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of June 30, 2010, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of June 30, 2010, plus the number of unvested options expected to vest as of June 30, 2010, based on the unvested options outstanding as of June 30, 2010, adjusted for the estimated forfeiture rate of 16%.

     At the time of grant, options granted under the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”) are typically immediately exercisable, but subject to restrictions. Therefore, under the 2000 Plan, the number of options exercisable is greater than the number of options vested until all options are fully vested.
     As of June 30, 2010 and 2009, 7,618 and 22,367 shares were contingently issued under the employee stock purchase plan (“ESPP”), respectively. In the three and six months ended June 30, 2010 and 2009, the Company recorded no significant stock-based compensation charges related to the ESPP.
     Employee stock-based compensation expense recognized in the three and six months ended June 30, 2010 was $1.3 million and $2.7 million, respectively. Employee stock-based compensation expense recognized in the three and six months ended June 30, 2009 was $1.0 million and $2.2 million, respectively. The employee stock-based compensation expense relates to all stock awards granted.
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
13. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the Company and its audit committee concluded that it should restate its consolidated balance sheet at December 31, 2009, and its consolidated statements of operations and cash flows, for the quarter ended March 31, 2010 to correct the following error:
     In September 2009, the Company entered into an amendment to its existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, the Company expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and related fees such as deferred financing costs on the original loan. Upon subsequent review the Company determined on July 29, 2010, that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment in its previously issued financial statements. A debt modification recognizes debt discount and related fees relating to the original borrowings over the term of the new borrowing, as well as additional discount on the new borrowing, as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, the Company has concluded that a correction was required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and related fees on the original debt from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     The following tables summarize the effect of the restatement by major financial statement line item for the relevant periods (in thousands). The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009 related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and an decrease of long-term debt of $7.8 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010 with an equivalent increase in net interest expense and net loss. The restatement had no effect on any additional amounts reported in periods prior to the quarter ended September 30, 2009.

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
Restatement of Previously Issued Financial Statements
          Financial data when presented throughout the MD&A includes the effect of the restatement of certain prior period amounts, as described in Note 13 to our consolidated financial statements. The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009 related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.8 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010 with an equivalent increase in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.
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
     The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005, and we began commercial sale of the OmniPod System in the United States in October 2005. We have progressively expanded our marketing and sales efforts from an initial focus in the Eastern United States, to having availability of the OmniPod System in the entire United States through internal sales and distribution channels as well as third-party distributors. In January 2010, we entered into a five-year exclusive distribution agreement with Ypsomed Distribution AG, or Ypsomed, which intends to distribute and sell our OmniPod System in eleven countries, subject to approved reimbursement. We focus our sales towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients.
     We currently produce the OmniPod on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide to Flextronics. The initial term of the agreement was three years from January 3, 2007, with automatic one-year renewals. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.
     To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per unit production cost for the OmniPod by collaborating with contract manufacturers and reducing the cost of raw materials and sub-assemblies. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the continued collaboration with contract manufacturers to reduce the cost of supplies of raw materials and sub-assemblies are important as we strive to achieve profitability. We believe our manufacturing capacity is sufficient to meet our expected 2010 demand for OmniPods.
     Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes, third-party payors and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. In addition, we entered into a distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries. Ypsomed obtained reimbursement approval in both Germany and the United Kingdom in the second quarter of 2010 and accordingly, we shipped product for distribution in these countries to Ypsomed. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in several other markets in the second half of 2010 and in the first half of 2011. We expect Ypsomed to work with the appropriate agencies to establish an appropriate distribution and reimbursement process in the remainder of these countries.
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
     Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2010, we incurred net losses of $13.7 million and $28.2 million, respectively. As of June 30, 2010, we had an accumulated deficit of $350.9 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. In October 2009, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses. As of June 30, 2010, we had $85.0 million of convertible debt outstanding and $32.5 million of outstanding debt relating to a Facility Agreement entered into March 13, 2009 and amended on September 25, 2009 and June 17, 2010.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2010 will be focused primarily on finalizing our next generation OmniPod, continuing to reduce our per-unit production costs, expanding sales to international markets and reducing our spending on manufacturing overhead and operating expenses as a percentage of revenue. The introduction of our next generation OmniPod and the continued expansion of our manufacturing capacity will help us to achieve lower material costs due to design modification on the new version, volume purchase discounts and improved absorption of manufacturing overhead costs, reducing our cost of revenue as a percentage of revenue. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States market and enter certain international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
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
     In connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount is being amortized as interest expense over the term of the loan.
     The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest is payable quarterly in cash in arrears.
     In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lender eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as a debt discount which is being amortized as interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares.
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
     In June 2010, we entered into a Second Amendment to the Facility Agreement whereby we paid a $0.5 million amendment fee to the lenders in exchange for the reduction of the prepayment penalties we must pay in certain events as well as the modification of certain other terms in the Facility Agreement. The fee was recorded as a debt discount and is being amortized to interest expense over the remaining term of the loan.
     All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009 and June 2010.
     Because the consummation of certain change of control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty could be paid by us in the event that we repay the debt prior to maturity, the prepayment penalty is also considered a derivative. The prepayment penalty does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. As of June 30, 2010, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     As of June 30, 2010 and December 31, 2009, outstanding debt related to the Facility Agreement of $25.3 million and $24.7 million, respectively, was included in long-term debt in the consolidated balance sheet, respectively.

     In the three and six months ended June 30, 2010, cash interest related to the Facility Agreement of approximately $0.7 million and $1.4 million, respectively, was recorded. In addition, in the three and six months ended June 30, 2010, non-cash interest of approximately $0.7 million and $1.3 million, respectively, was recorded. Non-cash interest in the three and six months ended June 30, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, from the discount on the shares sold in connection with the amendment in September 2009, from the transaction fee in connection with the amendment in June 2010 and amortization of the issuance costs associated with the debt.
     In the three and six months ended June 30, 2009, cash interest related to the Facility Agreement of approximately $0.9 million was recorded. In addition, in the three and six months ended June 30, 2009, non-cash interest of approximately $0.6 million was recorded. Non-cash interest in the three and six months ended June 30, 2009 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009 and amortization of the issuance costs associated with the debt.
     In March 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws. The warrants issued in connection with the Facility Agreement qualify for permanent classification as equity and their relative fair value of $6.1 million on issuance date was recorded as additional paid in capital and debt discount. In June 2010, the lenders exercised warrants to acquire 2,125,000 shares of our common stock at an exercise price of $3.13 in cash. We received cash totaling $6.7 million as a result of this exercise.
     As of June 30, 2010, warrants to acquire 1,625,000 shares of our common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
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
Convertible Notes
     In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount. We do not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, but excluding, the date of repurchase.
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
     We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. We incurred interest expense related to the 5.375% Notes of approximately $2.5 million and $5.0 million for the three and six months ended June 30, 2010, respectively. Of the $2.5 million recorded in the three months ended June 30, 2010, approximately $1.4 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. Of the $5.0 million recorded in the six months ended June 30, 2010, approximately $2.7 million relates to amortization of the debt discount and deferred financing costs and $2.3 million relates to cash interest. For the three and six months ended June 30, 2009,we incurred interest expense related to the 5.375% Notes of approximately $2.2 million and $4.4 million, respectively. Of the $2.2 million recorded in the three months ended June 30, 2009, approximately $1.1 million relates to amortization of the debt discount and deferred financing cost and $1.1 million relates to cash interest. Of the $4.4 million recorded in the six months ended June 30, 2009, approximately $2.2 million relates to amortization of the debt discount and deferred financing cost and $2.2 million relates to cash interest.
     As of June 30, 2010, the outstanding amounts related to the 5.375% Notes of $67.0 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $18.0 million. As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt and reflect the debt discount of $20.5 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date over the 5 year term of the notes. We recorded $1.2 million and $2.5 million of interest expense related to the debt discount in the three and six months ended June 30, 2010, respectively. We recorded $1.1 million and $2.2 million of interest expense related to the debt discount in the three and six months ended June 30, 2009, respectively. As of June 30, 2010, the 5.375% Notes have a remaining term of 3 years.
     We received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate our then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee related to the term loan of $0.9 million. We are using the remainder for general corporate purposes. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. At June 30, 2010, warrants to purchase 62,752 shares of common stock remain outstanding and exercisable at a price of $9.56 per share.
Financial Operations Overview
     Revenue. We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, the OmniPod System User Guide and our OmniPod System Interactive Training CD, and from the subsequent sales of additional OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. In January 2010, we entered into an exclusive distribution agreement with Ypsomed which intends to distribute and sell the OmniPod System, subject to approved reimbursement, in eleven countries. Ypsomed obtained reimbursement approval in both Germany and the United Kingdom in the second quarter of 2010, and accordingly, we shipped product for distribution in these countries to Ypsomed. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in several other markets in the second half of 2010 and in the first half of 2011. We have not recorded revenue related to the Ypsomed agreement. For the three months ended June 30, 2010, and for preceding periods, materially all of our revenue was derived from sales within the United States.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers in the United States and Israel. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of the sale of the PDM to a new patient. In the three and six months ended June 30, 2010 we recognized revenue related to the amended Abbott agreement of $1.3 million and $2.4 million, respectively. In the three and six months ended June 30, 2009 we recognized revenue related to the amended Abbott agreement of $1.0 million and $2.1 million, respectively. There was no impact to cost of revenue related to this agreement.
     In July 2010, we entered into the second amendment to the development and license agreement with Abbott. Under the second amendment, Abbott agreed to pay certain amounts to us for services we performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories.
     As of June 30, 2010 and December 31, 2009, we had deferred revenue of $5.7 million and $5.1 million, respectively, which includes product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2010, we expect our revenue to continue to increase as we continue to gain new customers in the United States and expand to Germany, the United Kingdom, and certain other international markets.
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
     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, as well as the costs of market studies and product development projects. We expense all research and development costs as incurred. In the first half of 2010, we incurred higher levels of spending on our research and development efforts, which are focused primarily on increased functionality, improved design for patient convenience, ease of use, and reduction of production costs, as well as developing a new OmniPod System that incorporates continuous glucose monitoring technology. We expect this level of spending will continue in the second half of this year.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the remainder of 2010, we expect general and administrative expenses to decrease slightly from current levels as we continue to drive efficiencies in our administrative functions.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. For the remainder of 2010, we expect sales and marketing expenses to increase compared to current levels as we expand our sales and marketing efforts to meet our business needs and international expansion.
Results of Operations
     The following table presents certain statement of operations information for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	% Change	2010	2009	% Change
	(in thousands)
Revenue	$22,937	$14,617	57%	$43,744	$27,086	62%
Cost of revenue	13,051	11,448	14%	25,473	21,922	16%

Gross profit	9,886	3,169	212%	18,271	5,164	254%
Operating expenses:
Research and development	4,583	3,272	40%	8,430	6,476	30%
General and administrative	6,190	5,838	6%	13,149	13,329	1%
Sales and marketing	9,013	10,504	14%	17,322	19,276	10%

Total operating expenses	19,786	19,614	1%	38,901	39,081	0%

Operating loss	(9,900)	(16,445)	40%	(20,630)	(33,917)	39%
Other expense, net	(3,811)	(3,794)	0%	(7,571)	(5,967)	27%

Net loss	$(13,711)	$(20,239)	32%	$(28,201)	$(39,884)	29%

Comparison of the Three and Six Months Ended June 30, 2010 and 2009
Revenue
     Our total revenue was $22.9 million and $43.7 million for the three and six months ended June 30, 2010, compared to $14.6 million and $27.1 million for the same periods in 2009. The increase in revenue is primarily due to an increased number of patients using the OmniPod System and an increase in sales to distributors. We expect our revenue to continue to increase as we continue to add new patients, both in the United States and internationally, and generate a higher volume of reorders based on our expanding patient base. In addition, we expect to continue to recognize additional revenue related to the Abbott agreement.
Cost of Revenue
     Cost of revenue was $13.1 million and $25.5 million for the three and six months ended June 30, 2010, compared to $11.4 million and $21.9 million for the same period in 2009. The increase in cost of revenue is primarily due to the significantly increased sales volume. This increase was partially offset by a decrease in per-unit costs to manufacture the OmniPod in the three and six months ended June 30, 2010, as compared to the same periods in 2009. The decrease in our per-unit cost was a result of cost savings on raw materials, volume discounts from our suppliers and increased production volumes. We experienced continuing improvement of our gross margin as a result of the increase in revenue as well as the decrease in the per-unit cost to manufacture the OmniPod for the three and six months ended June 30, 2010 compared to the same periods in 2009.

Research and Development
     Research and development expenses increased $1.3 million, or 40%, to $4.6 million for the three months ended June 30, 2010 compared to $3.3 million for the same period in 2009. Research and development expenses increased $2.0 million, or 30%, to $8.4 million for the six months ended June 30, 2010 compared to $6.5 million for the same period in 2009. For the three months ended June 30, 2010, the increase in research and development expenses was attributable to an increase of $1.0 million related to the expensing of costs previously capitalized for the development of our next generation OmniPod, $0.5 million in outside services and $0.1 million in supplies and consumables. These increases were offset by a decrease in employee related expenses including stock-based compensation of $0.3 million. For the six months ended June 30, 2010, the increase in research and development expenses was primarily attributable to an increase of $1.0 million related to the expensing of costs previously capitalized for the development of our next generation OmniPod, $1.3 million in outside services and $0.4 million in supplies and consumables. The increased costs were offset by a $0.7 million decrease in employee related expenses including stock-based compensation.
General and Administrative
     General and administrative expenses increased $0.4 million, or 6%, to $6.2 million for the three months ended June 30, 2010, compared to $5.8 million for the same period in 2009. General and administrative expenses decreased $0.2 million, or 1%, to $13.1 million for the six months ended June 30, 2010, compared to $13.3 million for the same period in 2009. For the three months ended June 30, 2010, the increase in general and administrative expenses was primarily due to an increase of $0.2 million in outside services and a $0.2 million increase in allowances and write-offs of trade accounts receivable. These increases were offset by a decrease of $0.1 million in employee compensation and benefit costs, including stock-based compensation. For the six months ended June 30, 2010, the decrease in general and administrative expenses was attributable to a decrease in supplies and consumables of $0.2 million and a decrease in depreciation expense of $0.1 million. The decreases were offset by an increase of $0.1 million in employee related expenses including stock-based compensation.
Sales and Marketing
     Sales and marketing expenses decreased $1.5 million, or 14%, to $9.0 million for the three months ended June 30, 2010, compared to $10.5 million for the same period in 2009. Sales and marketing expenses decreased $2.0 million, or 10%, to $17.3 million for the six months ended June 30, 2010, compared to $19.3 million for the same period in 2009. For the three months ended June 30, 2010, the decrease in sales and marketing expenses was primarily due to a decrease of $0.9 million in samples and Patient Demonstration Kits, a decrease of $0.6 million in outside services and a decrease of $0.3 million in travel related expenses. These decreases were partially offset by a $0.3 million increase in employee related expenses including stock-based compensation. For the six months ended June 30, 2010, the decrease in sales and marketing was primarily due to a decrease of $1.3 million in samples and Patient Demonstration Kits, a decrease of $0.5 million in outside services and a decrease of $0.4 million in travel related expenses. The decreases were offset by an increase of $0.3 million in employee related expenses including stock-based compensation.
Other Income (Expense)
     Net interest expense was $3.8 million for both the three months ended June 30, 2010 and June 30, 2009. Net interest expense was $7.6 million for the six months ended June 30, 2010, compared to $6.0 million for the same period in 2009. For the three months ended June 30, 2010, the slight increase in net interest expense was primarily due to the additional non-cash interest associated with the Amendment to the Facility Agreement in September 2009 and June 2010. For the six months ended June 30, 2010, the increase in net interest expense was primarily due to amortization of the debt discount related to our 5.375% Notes and additional non-cash interest associated with the amendments to the Facility Agreement in September 2009 and June 2010.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placement of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of June 30, 2010, we had $118.1 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
     In October 2009, in a public offering, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with this offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriter discounts and offering expenses.
Facility Agreement
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
     In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lender eliminated all future performance-related milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate to 8.5%. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as a debt discount which is being amortized to interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement are payable in September 2012.
     In June 2010, we entered into a Second Amendment to the Facility Agreement whereby we paid a $0.5 million amendment fee in exchange for the reduction of the prepayment penalties as well as the modification of certain other terms of the Agreement. The fee was recorded as a debt discount and is being amortized as interest expense over the remaining term of the loan.
Common Stock Warrants
     In March 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount is being amortized as interest expense over the term of the loan. Pursuant to the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment of the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws. In June 2010, the lenders exercised warrants to acquire 2,125,000 shares of our common stock at an exercise price of $3.13 per share. We received cash totaling $6.7 million as a result of this exercise. As of June 30, 2010, warrants issued under the Facility Agreement to acquire 1,625,000 shares of our common stock remain unexercised.
Convertible Notes
     In June 2008, we sold $85.0 million principal amount of 5.375% Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, per $1,000 principal amount of the 5.375% Notes, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount. We do not have the right to redeem any of the 5.375% Notes prior to maturity. If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase.
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

Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash used in operating activities	$(15,058)	$(28,463)
Net loss	$(28,201)	$(39,884)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization of the debt discount and stock-based compensation expense as well as changes to working capital. During the six months ended June 30, 2010, we recorded a non-cash charge to operations of approximately $1.0 million related to our review of costs incurred on capital projects in process that we determined are no longer appropriate to capitalize. Significant uses of cash from operations include an increase in accounts receivable, offset by increases in accounts payable and accrued expenses and deferred revenue. The increase in accounts receivable is primarily attributable to our increased sales. Accounts receivables are shown net of allowances for doubtful accounts in the consolidated balance sheets. The increase in accounts payable and accrued expenses are primarily attributed to timing on payments to our contract manufacturers.
Investing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Cash used in investing activities	$(1,986)	$(756)
Cash provided by financing activities	$7,119	$24,918
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Our cash used in investing activities has increased significantly in the six months ended June 30, 2010, compared to the six months ended June 30, 2009, as we increased spending on equipment to be used to manufacture our next generation of the OmniPod. Capital expenditures are expected to continue to increase in 2010 compared to 2009. Cash provided by financing activities in the six months ended June 30, 2010 mainly consisted of the net proceeds from the issuance of common stock in connection with the exercise of warrants to purchase 2,125,000 shares of common stock and employee stock options. Cash provided by financing activities in the six months ended June 30, 2009 was mainly related to the net proceeds from the Facility Agreement entered into in March 2009.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the term of the lease. As of June 30, 2010, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we did not have any off-balance sheet financing arrangements.
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

Revenue Recognition
     We generate nearly all of our revenue from sales of our OmniPod Insulin Management System to diabetes patients and third-party distributors who resell the product to diabetes patients. The initial sale to a new customer or a third-party distributor typically includes OmniPods and a Starter Kit, which includes the PDM, the OmniPod System User Guide and our OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.
     Revenue recognition requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the customer typically upon transfer to the third party carrier.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and, if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
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
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed by us in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of sale of the PDM to the patient. In the three and six month periods ended June 30, 2010, we recognized revenue related to the amended Abbott agreement of $1.3 million and $2.4 million, respectively. In the three and six month periods ended June 30, 2009, we recognized revenue related to the amended Abbott agreement of $1.0 million and $2.1 million, respectively. There was no impact to cost of revenue related to this agreement.
     We had deferred revenue of $5.7 million and $5.1 million as of June 30, 2010 and December 31, 2009, respectively. The deferred revenue recorded as of June 30, 2010 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
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
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2010, we had no interest and penalty accrual or expense.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. The allowance for doubtful accounts is recorded in the period in which the revenue is recorded or at the time potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that we believe to be reasonable under the circumstances.

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
     As of June 30, 2010, we had outstanding debt recorded on our consolidated balance sheet of $67.0 million related to our 5.375% Notes and $25.3 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2010, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that they believe that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective internal controls over the accuracy of our accounting for the modification of debt. Specifically, the material weakness related to our consideration of the Debt Modifications and Extinguishments Subtopic of the FASB Accounting Standards Codification and its application in performing the calculation of the present value of the cash flows in determining whether the new debt instrument is substantially different than the old debt instrument.

     Solely as a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Other than described above, there have been no changes in our internal control over financial reporting that occurred subsequent to June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     None.

Item 1A.	Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit
Number	Description of Document
10.1*	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: August 9, 2010	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1*	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Portions of this exhibit have been redacted pursuant to a request for confidential treatment submitted to the Securities Exchange Commission.