Form 10-Q/A
period 2010-06-30
INSULET CORP
filed 2010-10-29
CIK 1145197

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

EXPLANATORY NOTE
Insulet Corporation (“Insulet”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Original Report”) solely to re-file Exhibit 10.1 to the Original Report in response to comments from the Securities and Exchange Commission (the “SEC”) regarding a confidential treatment request submitted to the SEC with respect to Exhibit 10.1 of Item 6 of Part II of the Original Report, which is hereby amended to include a revised redacted version of Exhibit 10.1.
     No other changes have been made to the Original Report. This Amendment No.1 speaks as of the original filing date of the Original Report on Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with Insulet’s filings made with the SEC subsequent to the filing of the Original Report.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1*+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

31.1**	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: October 29, 2010	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2010	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1*+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

31.1**	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.