Form 10-Q
period 2010-09-30
INSULET CORP
filed 2010-11-09
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     As of November 4, 2010, the registrant had 41,844,763 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

		As of
	As of	December 31,
	September 30,	2009
	2010	(Restated)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$103,918	$127,996
Accounts receivable, net	15,442	14,962
Inventories	12,909	10,086
Prepaid expenses and other current assets	1,059	1,260

Total current assets	133,328	154,304
Property and equipment, net	14,147	15,482
Other assets	2,379	3,072

Total assets	$149,854	$172,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,154	$5,870
Accrued expenses	11,462	9,973
Deferred revenue	3,826	3,970

Total current liabilities	20,442	19,813
Long-term debt, net of current portion	94,179	89,136
Other long-term liabilities	1,728	1,999

Total liabilities	116,349	110,948
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2010 and December 31, 2009. Issued and outstanding: zero shares at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.001 par value:

Authorized: 100,000,000 shares at September 30, 2010 and December 31, 2009. Issued and outstanding: 40,171,434 and 37,755,254 shares at September 30, 2010 and December 31, 2009, respectively	41	39
Additional paid-in capital	396,459	384,565
Accumulated deficit	(362,995)	(322,694)

Total stockholders’ equity	33,505	61,910

Total liabilities and stockholders’ equity	$149,854	$172,858

December 31, 2009 balances have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2009		2009
	2010	(Restated)	2010	(Restated)
	(In thousands, except share and per share data)
Revenue	$25,455	$18,735	$69,199	$45,821
Cost of revenue	13,826	12,936	39,299	34,858

Gross profit	11,629	5,799	29,900	10,963
Operating expenses:
Research and development	3,698	3,404	12,128	9,880
General and administrative	7,230	6,246	20,379	19,575
Sales and marketing	8,979	9,629	26,301	28,905

Total operating expenses	19,907	19,279	58,808	58,360

Operating loss	(8,278)	(13,480)	(28,908)	(47,397)

Interest income	49	22	109	204
Interest expense	(3,871)	(3,464)	(11,502)	(9,613)

Net interest expense	(3,822)	(3,442)	(11,393)	(9,409)

Net loss	$(12,100)	$(16,922)	$(40,301)	$(56,806)

Net loss per share basic and diluted	$(0.30)	$(0.60)	$(1.04)	$(2.04)

Weighted average number of shares used in calculating basic and diluted net loss per share	40,155,277	28,008,699	38,784,692	27,894,775

Results for the three and nine months ended September 30, 2009 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
		2009
	2010	(Restated)
	(In thousands)
Cash flows from operating activities
Net loss	$(40,301)	$(56,806)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,946	4,001
Amortization of debt discount	5,511	3,983
Stock compensation expense	3,957	3,185
Provision for bad debts	2,519	2,820
Non cash impairment charges	1,021	—
Non cash interest expense	654	466
Changes in operating assets and liabilities:
Accounts receivable	(2,999)	(7,239)
Inventory	(2,823)	7,695
Prepaids and other current assets	201	1,463
Other assets	34	—
Accounts payable and accrued expenses	773	214
Other long term liabilities	(271)	(281)
Deferred revenue, short term	(144)	1,034

Net cash used in operating activities	(27,922)	(39,465)

Cash flows from investing activities
Purchases of property and equipment	(3,632)	(1,968)

Net cash used in investing activities	(3,632)	(1,968)

Cash flows from financing activities
Net proceeds from facility agreement	(468)	57,015
Repayment of long term loan	—	(27,500)
Proceeds from issuance of common stock, net of offering expenses	7,944	27,949

Net cash provided by financing activities	7,476	57,464

Net increase (decrease) in cash and cash equivalents	(24,078)	16,031
Cash and cash equivalents, beginning of period	127,996	56,663

Cash and cash equivalents, end of period	$103,918	$72,694

Supplemental disclosure of cash flow information
Cash paid for interest	$4,358	$4,077

Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of facility agreement	$—	$6,065
Results for the nine months ended September 30, 2009 have been restated to reflect the correction of the accounting treatment for the modification of the Facility Agreement as described in Note 13.
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
     In January 2010, the Company entered into a 5 year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. The Company commenced sales of the OmniPod System to Ypsomed for distribution in Germany and the United Kingdom beginning in the second quarter of 2010 and for distribution in Sweden, Norway and the Netherlands in the third quarter of 2010. The Company expects that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the fourth quarter of 2010 and in 2011.
2. Summary of Significant Accounting Policies
Restatement of Previously Issued Financial Statements
     As discussed below and further described in Note 13, the Company restated its financial results in certain prior periods to reflect the correction of the accounting treatment for the modification of the Facility Agreement.
     In September 2009, the Company entered into an amendment to its existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, the Company expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and fees such as deferred financing costs on the original loan. Upon subsequent review, the Company determined on July 29, 2010 that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment as reflected in its previously issued financial statements. A debt modification recognizes the remaining debt discount and fees relating to the original borrowings, as well as additional discount on the new borrowing over the term of the new borrowing as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, the Company has concluded that a correction was required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and fees related to the original borrowings from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009, related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.8 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010, with an equivalent increase in net interest expense and net loss. In addition, the restatement resulted in a reduction in interest expense of $7.8 million in the three and nine months ended September 30, 2009, with an equivalent reduction in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.
Basis of Presentation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010, or for any other subsequent interim period.
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories, accounts receivable and equity instruments, the lives of property and equipment, as well as warranty reserves and allowance for doubtful accounts calculations. Actual results may differ from those estimates.
Principles of Consolidation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that are believed to be reasonable under the circumstances.
Inventories
     Inventories are stated at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost as of September 30, 2010 and December 31, 2009. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw material, labor and manufacturing overhead. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.
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
Restructuring Expenses and Impairment of Assets
     In connection with its efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of assets, the Company periodically performs an evaluation of its manufacturing processes and reviews the carrying value of its property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets.
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
Revenue Recognition
     The Company generates nearly all of its revenue from sales of its OmniPod Insulin Management System to diabetes patients and third-

party distributors who resell the product to diabetes patients. The initial sale to a new customer or third party distributor typically includes OmniPods and a Starter Kit, which includes the PDM, the OmniPod System User Guide and the OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.
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
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay certain amounts to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers in the United States and Israel. In July 2010, the Company entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, Abbott agreed to pay certain amounts to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. The Company recognizes revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time of sale of the PDM to the patient. In the three and nine month periods ended September 30, 2010, the Company recognized revenue related to the amended Abbott agreement of $1.5 million and $3.9 million, respectively. In the three and nine month periods ended September 30, 2009, the Company recognized revenue related to the amended Abbott agreement of $2.3 million and $4.5 million, respectively. No revenue was recognized related to the second amendment to the development and license agreement in the three and nine months ended September 30, 2010. There was no impact to cost of revenue related to this agreement.
     The Company had deferred revenue of $4.5 million and $5.1 million as of September 30, 2010 and December 31, 2009, respectively. The deferred revenue recorded as of September 30, 2010 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with two accredited financial institutions. Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that accounted for more than 10% of gross accounts receivable as of September 30, 2010 or December 31, 2009.
Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, and other considerations, management has determined that the primary form of internal reporting is aligned with the offering of the OmniPod System. Therefore, the Company believes that it operates in one segment. For the three and nine month periods ended September 30, 2010, minimal revenue was generated from sales outside of the United States.
Income Taxes
     The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2010,

interest and penalties are immaterial to the financial statements.
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
     All principal amounts outstanding under the Facility Agreement are payable in September 2012. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require the Company to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require the Company to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The Facility Agreement also provides for certain prepayment penalties in the event that the Company repays the debt prior to its maturity.
     In June 2010, the Company entered into a Second Amendment to its Facility Agreement whereby the Company paid a $0.5 million amendment fee in exchange for the reduction of the prepayment penalties and the modification of certain other terms of the Agreement. The fee was recorded as additional debt discount and is being amortized as interest expense over the remaining term of the loan.
     All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009 and June 2010.
     Because the consummation of certain change in control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty could be paid by the Company in the event that it repays the debt prior to maturity, the prepayment penalty is also considered a derivative. The prepayment penalty does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. As of September 30, 2010, the premium feature associated with the Facility Agreement had no value as the Company does not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     As of September 30, 2010 and December 31, 2009, outstanding debt related to the Facility Agreement of $26.0 million and $24.7 million, respectively, is included in long-term debt in the consolidated balance sheet.
     In the three and nine months ended September 30, 2010, the Company recorded cash interest related to the Facility Agreement of approximately $0.7 million and $2.1 million, respectively. In addition, in the three and nine months ended September 30, 2010, the Company recorded non-cash interest of approximately $0.7 million and $2.1 million, respectively. Non-cash interest in the three and nine months ended September 30, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009, amortization of the transaction fee in connection with the amendment in June 2010 and amortization of the issuance costs associated with the debt.
     In the three and nine months ended September 30, 2009, the Company recorded cash interest related to the Facility Agreement of approximately $0.9 million and $1.8 million, respectively. In addition, in the three and nine months ended September 30, 2009, the Company recorded non-cash interest of approximately $0.3 million and $0.9 million, respectively. Non-cash interest in the three and nine months ended September 30, 2009 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009 and amortization of the issuance costs associated with the debt.
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
     As of September 30, 2010, warrants to acquire 1,625,000 shares of the Company’s common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of the Company’s common stock then issued and outstanding.
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
     The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. The Company incurred interest expense related to the 5.375% Notes of approximately $2.5 million and $7.5 million for the three and nine months ended September 30, 2010, respectively. Of the $2.5 million recorded in the three months ended September 30, 2010, approximately $1.4 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. Of the $7.5 million recorded in the nine months ended September 30, 2010, approximately $4.1 million relates to amortization of the debt discount and deferred financing costs and $3.4 million relates to cash interest. For the three and nine months ended September 30, 2009, the Company incurred interest expense related to the 5.375% Notes of approximately $2.3 million and $7.1 million, respectively. Of the $2.3 million recorded in the three months ended September 30, 2009, approximately $1.2 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. Of the $7.1 million recorded in the nine months ended September 30, 2009, approximately $3.7 million relates to amortization of the debt discount and deferred financing costs and $3.4 million relates to cash interest.
     As of September 30, 2010, the outstanding amounts related to the 5.375% Notes of $68.2 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $16.8 million. As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt and reflect the debt discount of $20.5 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date over the 5 year term of the notes. The Company recorded $1.2 million and $3.7 million of interest expense related to the debt discount in the three and nine months ended September 30, 2010, respectively. The Company recorded $1.1 million and $3.2 million of interest expense related to the debt discount in the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the 5.375% Notes have a remaining term of 2.75 years.
     The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering was used to repay and terminate the Company’s then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. As of September 30, 2010, warrants to purchase 62,752 shares of common stock remain outstanding and exercisable at a price of $9.56 per share.
5. Restructuring Expenses and Impairments of Assets
     As of September 30, 2009, the Company’s accrued expenses for restructuring was $0.1 million for final payments of severance. These amounts were paid in full in 2009. The Company had no accrued expenses for restructuring at September 30, 2010 or December 31, 2009.
     The following is a summary of restructuring activity for the three and nine months ended September 30, 2009.

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(In thousands)
Beginning balance	$262	$612
Expense	—	—
Payments	(129)	(479)

Ending balance	$133	$133

     In June 2010, the Company performed an evaluation of its Construction in Process related to its manufacturing equipment for its next generation OmniPod. As a result of this evaluation as well as the additional information obtained in connection with the completion of the Company’s pilot manufacturing line for its next generation OmniPod, the Company determined that approximately $1.0 million of previously capitalized costs relating to the project no longer meet the capitalization criteria. Accordingly, the Company expensed these costs as research and development expense in the nine months ended September 30, 2010.
6. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2010 and 2009, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Nine Months Ended
	September 30,
	2010	2009
Convertible notes	3,981,969	3,981,969
Unvested restricted common shares	374,887	2,664
Outstanding options	3,370,576	3,627,277
Outstanding warrants	1,687,752	3,812,752

Total	9,415,184	11,424,662

7. Accounts Receivable
     The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Trade receivables	$21,504	$22,152
Allowance for doubtful accounts	(6,062)	(7,190)

	$15,442	$14,962

8. Inventories
     Inventories consist of the following:

	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Raw materials	$2,023	$1,657
Work-in-process	3,398	496
Finished goods	7,488	7,933

	$12,909	$10,086

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Balance at the beginning of period	$1,940	$2,609	$1,820	$2,268
Warranty expense	347	638	1,316	2,574
Warranty claims settled	(502)	(736)	(1,351)	(2,331)

Balance at the end of the period	$1,785	$2,511	$1,785	$2,511

Composition of balance:
Short-term	$803	$1,032	$803	$1,032
Long-term	982	1,479	982	1,479

Total warranty balance	$1,785	$2,511	$1,785	$2,511

10. Commitments and Contingencies
Operating Leases
     The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In March 2008, the Company extended the lease of its Bedford, Massachusetts headquarters facility containing research and development and manufacturing space. Following the extension, the lease expires in September 2014. The lease is non-cancelable and contains a five year renewal option and escalating payments over the life of the lease. In June 2010, the Company extended its lease for additional office space in Bedford, Massachusetts. The lease cannot be cancelled prior to its expiration, in September 2014 and provides for a renewal option of five years and escalating payments escalate over the life of the lease. The Company also leases warehouse facilities in Billerica, Massachusetts. This lease expires in December 2012.

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
Restricted Stock Units
     In the nine months ended September 30, 2010, the Company awarded 399,999 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over three years from the grant date. The restricted stock units granted have a weighted average fair value of $14.99 based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $6.0 million at their grant dates, and the Company is recognizing the compensation expense over the three year vesting period. Approximately $0.7 million and $1.1 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and nine months ended September 30, 2010, respectively, and approximately $4.9 million of the fair value of the restricted stock units remained unrecognized as of September 30, 2010. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. None of the restricted stock units awarded to employees vested during the three and nine months ended September 30, 2010.
     The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2009	—	$—
Granted	399,999	14.99
Vested	—	—
Forfeited	(26,000)	15.11

Balance, September 30, 2010	373,999	$14.98

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

     The following table summarizes the status of the Company’s restricted common stock:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2009	2,220	$8.04
Granted	—	—
Vested	(1,332)	8.04
Forfeited	—	—

Balance, September 30, 2010	888	$8.04

Stock Options
     The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options(#)	Price($)	Value($)
Balance, December 31, 2009	3,542,590	$8.36
Granted	326,500	14.81
Exercised	(283,562)	4.28	$3,002,690	(1)
Canceled	(214,952)	13.09

Balance, September 30, 2010	3,370,576	$9.03	$19,375,295
Vested, September 30, 2010	2,052,333	$8.30	$13,351,358	(2)
Vested and expected to vest, September 30, 2010 (3)	2,875,300		$17,055,324

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of September 30, 2010, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of September 30, 2010, plus the number of unvested options expected to vest as of September 30, 2010, based on the unvested options outstanding as of September 30, 2010, adjusted for the estimated forfeiture rate of 16%.
     At the time of grant, options granted under the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”) are typically immediately exercisable, but subject to restrictions. Therefore, under the 2000 Plan, the number of options exercisable is greater than the number of options vested until all options are fully vested.
     As of September 30, 2010 and 2009, no shares were contingently issued under the employee stock purchase plan (“ESPP”). In the three and nine months ended September 30, 2010 and 2009, the Company recorded no significant stock-based compensation charges related to the ESPP.
     Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2010 was $1.3 million and $4.0 million, respectively. Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2009 was $1.0 million and $3.2 million, respectively. The employee stock-based compensation expense relates to all stock awards granted.
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

13. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, the Company and its audit committee concluded that it should restate its consolidated balance sheet at December 31, 2009, and its consolidated statements of operations for the three months ended March 31, 2010 and the three and nine months ended September 30, 2009 and its consolidated statements of cash flows for the three months ended March 31, 2010 and the nine months ended September 30, 2009 to correct the following error:
     In September 2009, the Company entered into an amendment to its existing Facility Agreement which was determined at the time to be an early extinguishment of the debt borrowed thereunder. As a result, the Company expensed $7.6 million of non-cash interest related to the write-off of remaining debt discount and fees such as deferred financing costs on the original loan. Upon subsequent review the Company determined on July 29, 2010 that the amendment should have been treated as a modification of the original loan as compared to an early extinguishment as reflected in its previously issued financial statements. A debt modification recognizes the remaining debt discount and fees relating to the original borrowings, as well as additional discount on the new borrowing over the term of the new borrowing, as a non-cash adjustment to interest expense rather than as a non-cash loss on debt extinguishment at the time the original borrowing is amended. Accordingly, the Company has concluded that a correction was required to recognize the amendment as a modification and recognize as non-cash interest expense the debt discount and fees related to the original borrowings from the date of the amendment in September 2009 through the maturity of the Facility Agreement in September 2012.
     The following tables summarize the effect of the restatement by major financial statement line item for the relevant periods (in thousands). The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009 related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and an decrease of long-term debt of $7.8 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010 with an equivalent increase in net interest expense and net loss. In addition, the restatement resulted in a reduction in interest expense of $7.8 million in the three and nine months ended September 30, 2009, with an equivalent reduction in net interest expense and net loss. The restatement had no effect on any additional amounts reported in periods prior to the quarter ended September 30, 2009.
Consolidated Balance Sheet

	December 31, 2009
	As Previously
	Reported	As Restated
Other assets	$1,862	$3,072
Total assets	171,648	172,858
Long-term debt, net of current portion	96,979	89,136
Total liabilities	118,791	110,948
Additional paid-in capital	382,709	384,565
Accumulated deficit	(329,891)	(322,694)
Total stockholders’ equity	52,857	61,910
Total liabilities and stockholders’ equity	171,648	172,858
Consolidated Statement of Operations

	Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2010		September 30, 2009		September 30, 2009
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
Interest expense	$(3,149)	$(3,785)	$(11,267)	$(3,464)	(17,416)	(9,613)
Net interest expense	(3,125)	(3,761)	(11,245)	(3,442)	(17,212)	(9,409)
Net loss	(13,855)	(14,491)	(24,725)	(16,922)	(64,609)	(56,806)
Net loss per share basic and diluted	(0.37)	(0.38)	(0.88)	(0.60)	(2.32)	(2.04)
Consolidated Statement of Cash Flows

	Three Months Ended		Nine Months Ended
	March 31, 2010		September 30, 2009
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net loss	$(13,855)	$(14,491)	$(64,609)	$(56,806)
Amortization of debt discount	1,238	1,789	10,495	3,983
Non cash interest expense	132	217	1,757	466

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
Restatement of Previously Issued Financial Statements
     Financial data when presented throughout the MD&A includes the effect of the restatement of certain prior period amounts, as described in Note 13 to our consolidated financial statements. The restatement resulted in an increase in other assets of $1.2 million at December 31, 2009 related to the capitalization of issuance costs incurred net of interest expense recognized over the term of the loan and a decrease of long-term debt of $7.8 million related to the debt discount on the warrants and shares issued in connection with the Facility Agreement, net of interest expense recognized. The restatement resulted in an increase in interest expense of $0.6 million in the three months ended March 31, 2010 with an equivalent increase in net interest expense and net loss. In addition, the restatement resulted in a reduction in interest expense of $7.8 million in the three and nine months ended September 30, 2009, with an equivalent reduction in net interest expense and net loss. The restatement had no effect on any amounts reported in periods prior to the quarter ended September 30, 2009.

Consolidated Balance Sheet

	December 31, 2009
	As Previously
	Reported	As Restated
Other assets	$1,862	$3,072
Total assets	171,648	172,858
Long-term debt, net of current portion	96,979	89,136
Total liabilities	118,791	110,948
Additional paid-in capital	382,709	384,565
Accumulated deficit	(329,891)	(322,694)
Total stockholders’ equity	52,857	61,910
Total liabilities and stockholders’ equity	171,648	172,858

Consolidated Statement of Operations

	Three Months Ended		Three Months Ended		Nine Months Ended
	March 31, 2010		September 30, 2009		September 30, 2009
	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated
Interest expense	$(3,149)	$(3,785)	$(11,267)	$(3,464)	(17,416)	(9,613)
Net interest expense	(3,125)	(3,761)	(11,245)	(3,442)	(17,212)	(9,409)
Net loss	(13,855)	(14,491)	(24,725)	(16,922)	(64,609)	(56,806)
Net loss per share basic and diluted	(0.37)	(0.38)	(0.88)	(0.60)	(2.32)	(2.04)

Consolidated Statement of Cash Flows

	Three Months Ended		Nine Months Ended
	March 31, 2010		September 30, 2009
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated
Net loss	$(13,855)	$(14,491)	$(64,609)	$(56,806)
Amortization of debt discount	1,238	1,789	10,495	3,983
Non cash interest expense	132	217	1,757	466
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
     In January 2010, we entered into a five-year exclusive distribution agreement with Ypsomed Distribution AG, or Ypsomed, which intends to distribute and sell our OmniPod System in eleven countries, subject to approved reimbursement. We sold the OmniPod System to Ypsomed for distribution in Germany and the United Kingdom beginning in the second quarter of 2010 and for distribution in Sweden, Norway and the Netherlands in the third quarter of 2010. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the fourth quarter of 2010 and in 2011.
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
     To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. These operational efficiencies as well as the continued collaboration with contract manufacturers to reduce the cost of supplies of raw materials and sub-assemblies are important as we strive to achieve profitability. Our manufacturing capacity is sufficient to meet our expected 2010 demand for OmniPods.
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
     Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2010, we incurred net losses of $12.1 million and $40.3 million, respectively. As of September 30, 2010, we had an accumulated deficit of $363.0 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. In October 2009, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses. As of September 30, 2010, we had $85.0 million of convertible debt outstanding and $32.5 million of outstanding debt relating to a Facility Agreement entered into March 13, 2009 and amended on September 25, 2009 and June 17, 2010.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2010 will be focused primarily on finalizing our next generation OmniPod, continuing to reduce our per-unit production costs, expanding sales to international markets and reducing our spending on manufacturing overhead and operating expenses as a percentage of revenue. The introduction of our next generation OmniPod and the continued expansion of our manufacturing capacity will help us reduce our cost of revenue as a percentage of revenue due to design modifications on the next generation product, volume purchase discounts and improved absorption of manufacturing overhead costs. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow us to increase our market penetration in the United States and enter additional international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
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
     All principal amounts outstanding under the Facility Agreement are payable in September 2012. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require us to repay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require us to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The amended Facility Agreement also provides for certain prepayment penalties in the event that we repay the debt prior to its maturity.
     In June 2010, we entered into a Second Amendment to the Facility Agreement whereby we paid a $0.5 million amendment fee to the lenders in exchange for the reduction of the prepayment penalties we must pay in certain events as well as the modification of certain other terms in the Facility Agreement. The fee was recorded as additional debt discount and is being amortized to interest expense over the remaining term of the loan.
     All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009 and June 2010.
     Because the consummation of certain change of control transactions would result in the payment of a premium of the outstanding principal, the premium feature is a derivative that is required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty could be paid by us in the event that we repay the debt prior to maturity, the prepayment penalty is also considered a derivative. The prepayment penalty does not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature will be recorded as interest expense. The difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation will be recorded as a discount to be amortized over the term of the Facility Agreement. As of September 30, 2010, the premium feature associated with the Facility Agreement had no value as we do not currently expect a change in control transaction to occur. The embedded derivatives related to the Facility Agreement will be reassessed and marked-to-market through earnings on a quarterly basis.
     As of September 30, 2010 and December 31, 2009, outstanding debt related to the Facility Agreement of $26.0 million and $24.7 million, respectively, was included in long-term debt in the consolidated balance sheet.
     In the three and nine months ended September 30, 2010, we recorded cash interest related to the Facility Agreement of approximately $0.7 million and $2.1 million, respectively. In addition, in the three and nine months ended September 30, 2010, we recorded non-cash interest of approximately $0.7 million and $2.1 million, respectively. Non-cash interest in the three and nine months ended September 30, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009, amortization of the transaction fee in connection with the amendment in June 2010 and amortization of the issuance costs associated with the debt.
     In the three and nine months ended September 30, 2009, we recorded cash interest related to the Facility Agreement of approximately $0.9 million and $1.8 million, respectively. In addition, in the three and nine months ended September 30, 2009, we recorded non-cash interest of approximately $0.3 million and $0.9 million, respectively. Non-cash interest in the three and nine months ended September 30, 2009 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009 and amortization of the issuance costs associated with the debt.
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
     As of September 30, 2010, warrants to acquire 1,625,000 shares of our common stock issued under the Facility Agreement remain unexercised, expire on March 13, 2015 and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it to exceed 9.98% of the total number of shares of our common stock then issued and outstanding.
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
     We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. We incurred interest expense related to the 5.375% Notes of approximately $2.5 million and $7.5 million for the three and nine months ended September 30, 2010, respectively. Of the $2.5 million recorded in the three months ended September 30, 2010, approximately $1.4 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. Of the $7.5 million recorded in the nine months ended September 30, 2010, approximately $4.1 million relates to amortization of the debt discount and deferred financing costs and $3.4 million relates to cash interest. For the three and nine months ended September 30, 2009, we incurred interest expense related to the 5.375% Notes of approximately $2.3 million and $7.1 million, respectively. Of the $2.3 million recorded in the three months ended September 30, 2009, approximately $1.2 million relates to amortization of the debt discount and deferred financing cost and $1.1 million relates to cash interest. Of the $7.1 million recorded in the nine months ended September 30, 2009, approximately $3.7 million relates to amortization of the debt discount and deferred financing cost and $3.4 million relates to cash interest.
     As of September 30, 2010, the outstanding amounts related to the 5.375% Notes of $68.2 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $16.8 million. As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt and reflect the debt discount of $20.5 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date over the 5 year term of the notes. We recorded $1.2 million and $3.7 million of interest expense related to the debt discount in the three and nine months ended September 30, 2010, respectively. We recorded $1.1 million and $3.2 million of interest expense related to the debt discount in the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, the 5.375% Notes have a remaining term of 2.75 years.
     We received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering were used to repay and terminate our then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee related to the term loan of $0.9 million. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. At September 30, 2010, warrants to purchase 62,752 shares of common stock remain outstanding and exercisable at a price of $9.56 per share.
Financial Operations Overview
     Revenue. We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager (“PDM”), a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, the OmniPod System User Guide and our OmniPod System Interactive Training CD, and from the subsequent sales of additional OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. In January 2010, we entered into an exclusive distribution agreement with Ypsomed which intends to distribute and sell the OmniPod

System, subject to approved reimbursement, in eleven countries. We commenced sales of the OmniPod System to Ypsomed for distribution in Germany and the United Kingdom beginning in the second quarter of 2010 and for distribution in Sweden, Norway and the Netherlands in the third quarter of 2010. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the fourth quarter of 2010 and in 2011.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers in the United States and Israel. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, Abbott agreed to pay certain amounts to us for services we performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of the sale of the PDM to a new patient. In the three and nine months ended September 30, 2010, we recognized revenue related to the amended Abbott agreement of $1.5 million and $3.9 million, respectively. In the three and nine months ended September 30, 2009, we recognized revenue related to the amended Abbott agreement of $2.3 million and $4.5 million, respectively. No revenue was recognized related to the second amendment to the development and license agreement in the three and nine months ended September 30, 2010. There was no impact to cost of revenue related to this agreement.
     As of September 30, 2010 and December 31, 2009, we had deferred revenue of $4.5 million and $5.1 million, respectively, which includes product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2010, we expect our revenue to continue to increase as we gain new customers in the United States and continue expansion into Europe and certain other international markets.
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
     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, as well as the costs of market studies and product development projects. We expense all research and development costs as incurred. In 2010, we incurred higher levels of spending on our research and development efforts, which are focused primarily on increased functionality, improved design for patient convenience, ease of use, and reduction of production costs. We expect spending on research and development to increase slightly in the fourth quarter as we increase our research and development efforts related to our next generation product.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping and facilities-related costs. We expect general and administrative expenses in the fourth quarter to remain consistent with current levels as we continue to drive efficiencies in our administrative functions.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses in the fourth quarter to increase compared to current levels as we expand our sales and marketing efforts to meet our business needs and international expansion.

Results of Operations
     The following table presents certain statement of operations information for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended				Nine Months Ended
		September 30,			September 30,
		2009			2009
	2010	(Restated)	% Change	2010	(Restated)	% Change
			(In thousands)
Revenue	$25,455	$18,735	36%	$69,199	$45,821	51%
Cost of revenue	13,826	12,936	7%	39,299	34,858	13%

Gross profit	11,629	5,799		29,900	10,963
Operating expenses:
Research and development	3,698	3,404	9%	12,128	9,880	23%
General and administrative	7,230	6,246	16%	20,379	19,575	4%
Sales and marketing	8,979	9,629	7%	26,301	28,905	9%

Total operating expenses	19,907	19,279	3%	58,808	58,360	1%

Operating loss	(8,278)	(13,480)	39%	(28,908)	(47,397)	39%

Other expense, net	(3,822)	(3,442)	11%	(11,393)	(9,409)	21%

Net loss	$(12,100)	$(16,922)	28%	$(40,301)	$(56,806)	29%

Comparison of the Three and Nine Months Ended September 30, 2010 and 2009
Revenue
     Our total revenue was $25.5 million and $69.2 million for the three and nine months ended September 30, 2010, respectively, compared to $18.7 million and $45.8 million for the same periods in 2009. The increase in revenue is primarily due to an increased number of patients using the OmniPod System and an increase in sales to distributors. We expect our revenue to continue to increase as we continue to add new patients, both in the United States and internationally, and generate a higher volume of reorders based on our expanding patient base. In addition, we expect to continue to recognize additional revenue related to the Abbott agreement.
Cost of Revenue
     Cost of revenue was $13.8 million and $39.3 million for the three and nine months ended September 30, 2010, respectively, compared to $12.9 million and $34.9 million for the same periods in 2009. The increase in cost of revenue is primarily due to the significantly increased sales volume offset by cost efficiencies related to the bill of material and production volume. The decrease in our per-unit cost was a result of cost savings on raw materials, volume discounts from our suppliers and increased production volumes. We experienced continuing improvement of our gross margin as a result of the increase in revenue as well as the decrease in the per-unit cost to manufacture the OmniPod for the three and nine months ended September 30, 2010 compared to the same periods in 2009.
Research and Development
     Research and development expenses increased $0.3 million, or 9%, to $3.7 million for the three months ended September 30, 2010, compared to $3.4 million for the same period in 2009. Research and development expenses increased $2.2 million, or 23%, to $12.1 million for the nine months ended September 30, 2010 compared to $9.9 million for the same period in 2009. For the three months ended September 30, 2010, research and development expenses increased $0.5 million related to consulting and other outside services, $0.2 million for materials utilized in the development of our next generation OmniPod, and $0.2 million in travel expenses. This increase was offset by a decrease in employee related expenses including stock-based compensation of $0.6 million. For the nine months ended September 30, 2010, the increase in research and development expenses was primarily attributable to an increase of $1.8 million in consulting and other outside services, $1.0 million related to costs previously capitalized for the development of our next generation OmniPod, and $0.7 million in supplies and consumables. The increased costs were offset by a $1.3 million decrease in employee related expenses including stock-based compensation.
General and Administrative
     General and administrative expenses increased $1.0 million, or 16%, to $7.2 million for the three months ended September 30, 2010, compared to $6.2 million for the same period in 2009. General and administrative expenses increased $0.8 million, or 4%, to $20.4 million for the nine months ended September 30, 2010, compared to $19.6 million for the same period in 2009. For the three months ended September 30, 2010, the increase in general and administrative expenses was primarily due to an increase of $0.8 million in outside services for legal and audit fees, $0.3 million in employee related expenses including stock-based compensation and $0.2 million in sales and use taxes. These increases were offset by a decrease of $0.3 million in allowances and write-offs of trade accounts receivable. For the nine months ended September 30, 2010, the increase in general and administrative expenses was attributable to an increase of $0.8 million in outside services for legal fees and temporary help and $0.4 million in employee related expenses including stock-based compensation. The increases were offset by decreases of $0.3 million in allowances and write-offs of trade receivables and $0.1 million in supplies and consumables.
Sales and Marketing
     Sales and marketing expenses decreased $0.6 million, or 7%, to $9.0 million for the three months ended September 30, 2010, compared to $9.6 million for the same period in 2009. Sales and marketing expenses decreased $2.6 million, or 9%, to $26.3 million for the nine months ended September 30, 2010, compared to $28.9 million for the same period in 2009. For the three months ended September 30, 2010, the decrease in sales and marketing expenses was primarily due to a decrease of $0.5 million in consulting services, $0.1 million for samples and Patient Demonstration Kits and $0.1 million in travel related expenses. These decreases were partially offset by a $0.1 million increase in employee related expenses including stock-based compensation. For the nine months ended September 30, 2010, the decrease in sales and marketing was primarily due to a decrease of $1.4 million in samples and Patient Demonstration Kits, a decrease of $0.9 million in consulting services, a decrease of $0.5 million in travel related expenses and a decrease of $0.2 million in advertising costs. The decreases were offset by an increase of $0.4 million in employee related expenses including stock-based compensation.
Other Income (Expense)
     Net interest expense was $3.8 million for the three months ended September 30, 2010, compared to $3.4 million for the same period in 2009. Net interest expense was $11.4 million for the nine months ended September 30, 2010, compared to $9.4 million for the same period in 2009. For the three months ended September 30, 2010, the increase in net interest expense was primarily due to the additional non-cash interest associated with the amendments to the Facility Agreement in September 2009 and June 2010. For the nine months ended September 30, 2010, the increase in net interest expense was primarily due to amortization of the debt discount related to our 5.375% Notes and additional non-cash interest associated with the amendments to the Facility Agreement in September 2009 and June 2010.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placement of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of September 30, 2010, we had $103.9 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
     In October 2009, in a public offering, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with this offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriter discounts and offering expenses.
     In June 2010, the lenders in our Facility Agreement exercised warrants to purchase 2,125,000 shares of our common stock in exchange for $6.7 million. We had originally granted warrants to purchase 3,750,000 shares of our common stock at $3.13 per share in connection with the Facility Agreement.
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
     In June 2010, we entered into a Second Amendment to the Facility Agreement whereby we paid a $0.5 million amendment fee in exchange for the reduction of the prepayment penalties as well as the modification of certain other terms of the Agreement. The fee was recorded as additional debt discount and is being amortized as interest expense over the remaining term of the loan.
Common Stock Warrants
     In March 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount is being amortized as interest expense over the term of the loan. Pursuant to the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment of the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws. In June 2010, the lenders exercised warrants to acquire 2,125,000 shares of our common stock at an exercise price of $3.13 per share. We received cash totaling $6.7 million as a result of this exercise. As of September 30, 2010, warrants issued under the Facility Agreement to acquire 1,625,000 shares of our common stock remain unexercised.
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
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Nine Months Ended September 30,
	2010	2009
		(Restated)
	(In thousands)
Cash used in operating activities	$(27,922)	$(39,465)
Net loss	$(40,301)	$(56,806)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash charges, such as depreciation, amortization of the debt discount and stock-based compensation expense as well as changes to working capital. During the nine months ended September 30, 2010, we recorded a non-cash charge to operations of approximately $1.0 million related to our review of costs incurred on capital projects in process that we determined are no longer appropriate to capitalize. Significant uses of cash from operations include an increase in accounts receivable, offset by increases in accounts payable and accrued expenses and deferred revenue. The increase in accounts receivable is primarily attributable to our increased sales. Accounts receivables are shown net of allowances for doubtful accounts in the consolidated balance sheets. The increase in accounts payable and accrued expenses are primarily attributed to timing on payments to our contract manufacturers.

Investing and Financing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Nine Months Ended September 30,
	2010	2009
		(Restated)
	(In thousands)
Cash used in investing activities	$(3,632)	$(1,968)
Cash provided by financing activities	$7,476	$57,464
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Our cash used in investing activities has increased significantly in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, as we increased spending on equipment to be used to manufacture our next generation product. Capital expenditures are expected to continue to increase in 2010 compared to 2009. Cash provided by financing activities in the nine months ended September 30, 2010 mainly consisted of the net proceeds from the issuance of common stock in connection with the exercise of warrants to purchase 2,125,000 shares of common stock and employee stock options. Cash provided by financing activities in the nine months ended September 30, 2009 was mainly related to the net proceeds from the Facility Agreement entered into in March 2009 and the shares purchased in connection with the modification in September 2009.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the term of the lease. As of September 30, 2010, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we did not have any off-balance sheet financing arrangements.
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
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers in the United States and Israel. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms and conditions of the second amendment, Abbott agreed to pay certain amounts to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. We recognize revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of sale of the PDM to the patient. In the three and nine month periods ended September 30, 2010, we recognized revenue related to the amended Abbott agreement of $1.5 million and $3.9 million, respectively. In the three and nine month periods ended September 30, 2009, we recognized revenue related to the amended Abbott agreement of $2.3 million and $4.5 million, respectively. No revenue was recognized relate to the second amendment to the development and license agreement in the three and nine months ended September 30, 2010. There was no impact to cost of revenue related to this agreement.
     We had deferred revenue of $4.5 million and $5.1 million as of September 30, 2010 and December 31, 2009, respectively. The deferred revenue recorded as of September 30, 2010 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Restructuring Expense and Impairment of Assets
     In connection with our efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of assets, we periodically perform an evaluation of our manufacturing processes and review the carrying value of our property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, we review the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets.
     Our restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. We record these one-time termination benefits upon incurring the liability provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date is identified and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when we record the costs. In recording the workforce reduction and related costs, we estimate related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.
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
     We recognize estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2010, interest and penalties are immaterial to the financial statements.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that we believe to be reasonable under the circumstances.
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
     As of September 30, 2010, we had outstanding debt recorded on our consolidated balance sheet of $68.2 million related to our 5.375% Notes and $26.0 million related to our Facility Agreement. As the interest rates on the 5.375% Notes and the Facility Agreement are fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of September 30, 2010, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that they believe that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     Except as described below, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     In August 2010, the Company implemented a change to its internal control over financial reporting regarding the procedures used by the Company in evaluating an amendment to an existing debt agreement to determine if the amendment qualifies as a modification or an early extinguishment of debt. This change included improving the Company’s consideration of the Debt Modifications and Extinguishments Subtopic of the FASB Accounting Standards Codification. Specifically, the Company implemented a procedure to ensure that in the event of future modifications to its debt instruments that it considers the various elements that could impact the calculations of the cash flows in determining whether the new debt instrument is substantially different than the old debt instrument including the effect of debt discounts and prepayment features as contemplated by ASC 470-50 Debt — Modifications and Extinguishments. In addition, the Company has initiated revisions to its internal training program to reasonably assure that the appropriate finance personnel have been specifically trained on this new internal control.
     There have been no changes in our internal control over financial reporting that occurred subsequent to September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time in the normal course of our business, we may be subject to claims and legal proceedings associated with our business operations, including those related to commercial, manufacturing, supplier, product, employment and regulatory matters. We maintain insurance coverage proceeding indemnification against certain of these potential claims.
     In addition, on August 25, 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages.

Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 and as updated in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2010.
Risks Relating to Our Business
We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
     Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2009, our gross profit from the manufacture and sale of the OmniPod System was $18.3 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2009, 2008 and 2007 were $72.3 million, $94.8 million and $53.5 million, respectively. In the three and nine months ended September 30, 2010, we incurred net losses of $12.1 million and $40.3 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, and as of September 30, 2010, we had an accumulated deficit of $363.0 million.
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
     Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. During 2008, we completed construction of a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. Our manufacturing capacity at September 30, 2010 was in excess of 300,000 OmniPods per month. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. In addition, we are in the process of developing our next-generation product that should reduce our per unit costs. The occurrence of one or more factors that negatively impact our sales of the OmniPod System or delay the introduction of our next-generation product may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.
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
We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.
     Our capital requirements will depend on many factors, including:
•	revenue generated by sales of the OmniPod System and any other future products that we may develop;

•	costs associated with adding further manufacturing capacity, including capacity to manufacture our next-generation product;

•	costs associated with expanding our sales and marketing efforts in the United States and internationally;

•	expenses we incur in manufacturing and selling the OmniPod System;

•	costs of developing new products or technologies and enhancements to the OmniPod System;

•	the cost of obtaining and maintaining FDA approval or clearance of our current or future products;

•	costs associated with any expansion;

•	costs associated with capital expenditures;

•	costs associated with litigation; and

•	the number and timing of any acquisitions or other strategic transactions.
     We believe that our current cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2011.
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
     The facility agreement we entered into on March 13, 2009, as amended on September 25, 2009 and June 17, 2010, with certain institutional accredited investors, contains restrictions on our ability to incur certain indebtedness without the prior consent of our lenders. In addition, our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of the continued disruptions to the credit and financial markets in the United States and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain future additional capital on terms favorable to us or our stockholders.
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
     We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, a subsidiary of Flextronics International Ltd. in China provides the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. For example, the term of our agreement with Flextronics is three years from January 2007, with automatic one-year renewals, and may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. Additionally, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:
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
     We may not be able to quickly establish additional or alternative suppliers, particularly for our sole-source suppliers, in part because of the FDA approval process and because of the custom nature of various parts we require. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers and cause them to cancel orders or switch to competing products.
Our financial condition or results of operations may be adversely affected by international business risks.
     In January 2010, we entered into a 5 year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. We commenced sales of the OmniPod System to Ypsomed for distribution in Germany and the United Kingdom beginning in the second quarter of 2010 and for distribution in Sweden, Norway and the Netherlands in the third quarter of 2010. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the fourth quarter of 2010 and in 2011. While this agreement will help us expand our global footprint, we will now be exposed to fluctuations in product demand and sales productivity outside the United States as we will have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s operational and financial condition, and we will have increased foreign regulatory and export requirements.
     In addition, in order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, currently all of our OmniPods are manufactured on a partially automated manufacturing line at a facility in China operated by Flextronics International Ltd. As a result, our business is subject to risks associated with doing business internationally, including:
•	political instability and adverse economic conditions;

•	trade protection measures, such as tariff increases, and import and export licensing and control requirements;

•	potentially negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	difficulties associated with foreign legal systems including increased costs associated with enforcing contractual obligations in foreign jurisdictions;

•	changes in foreign currency exchange rates;

•	differing protection of intellectual property;

•	unexpected changes in regulatory requirements;

•	failure to fulfill foreign regulatory requirements on a timely basis or at all to market the OmniPod System or other future products;

•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•	adapting to the differing laws and regulations, business and clinical practices, and patient preferences in foreign markets;

•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign partners, distributors or sales or marketing agents; and

•	difficulty in collecting accounts receivable and longer collection periods.
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
     In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Inc., NiliMEDIX Ltd, Sensile Medical AG, M2 Medical, Inc., Phluid Corporation, Calibra Medical, Inc., Valeritas, Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.
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
     The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenue and future profitability. We have an agreement with Abbott Diabetes Care, Inc., a global healthcare company that develops continuous glucose monitoring technology, to develop a product that will integrate the receiver portion of Abbott’s continuous glucose monitor, the FreeStyle Navigator, with the OmniPod System PDM. The FreeStyle Navigator has recently received FDA approval. We have a similar agreement with DexCom, Inc., a leading provider of continuous glucose monitoring systems for people with diabetes, to develop a product that will integrate the receiver portion of DexCom’s continuous glucose monitor, currently marketed as the SEVEN PLUS System, with the OmniPod System PDM. Medtronic, Inc. has developed an FDA-approved product combining continuous glucose sensing and CSII therapy and if we fail to do so, we may be at a competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.
If our existing license agreement with Abbott Diabetes Care, Inc. is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the OmniPod System, our business may be materially adversely impacted.
     Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott Diabetes Care, Inc., as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. On March 3, 2008 we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, Abbott agreed to pay certain amounts to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, which would require us to acquire rights to or develop an alternative blood glucose meter, incorporate it into the OmniPod System and obtain regulatory approval for the new OmniPod System. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.
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
     In addition, in August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. This litigation, regardless of its outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, this litigation may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us in this litigation and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities.
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
     In addition, we entered into a distribution agreement with Ypsomed to become our exclusive distributor of the OmniPod system, subject to approved reimbursement, in eleven countries. By distributing our product outside of the United States we may be required to comply with additional foreign regulatory requirements. For example, in April 2009, we received CE Mark approval for our OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.
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
     We have benefited substantially from the leadership and performance of our senior management. Our success will depend on our ability to retain our current management and to attract and retain qualified personnel in the future, including clinicians, engineers and other highly skilled personnel. Competition for senior management personnel, as well as clinicians and engineers, is intense and there can be no assurances that we will be able to retain our personnel. The loss of the services of certain members of our senior management, clinicians or engineers could prevent or delay the implementation and completion of our objectives, or divert management’s attention to seeking a qualified replacement.
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
     Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts to cover the entire United States, and we recently entered into a distribution agreement with

Ypsomed to distribute the OmniPod System in eleven countries. As we continue to expand our sales internationally, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.
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
     We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, we recently entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the OmniPod System in eleven countries. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.
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
     We have been a public company only since May 2007. For the three month period ended September 30, 2010, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 200,000 shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
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

INSULET CORPORATION (Registrant)
Date: November 9, 2010	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	/s/ Brian Roberts
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