Form 10-Q/A
period 2010-03-31
INSULET CORP
filed 2010-11-19
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 3

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

PART II — OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.1
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE
     Insulet Corporation (“Insulet”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q (the “Original Report”) solely to file updated certifications from Insulet’s Chief Executive Officer and Chief Financial Officer in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Exhibit 10.1 of Item 6 of Part II has not been amended hereby and is repeated herein solely for the reader’s convenience.
     No other changes have been made to the Original Report or amended thereto. This Amendment No.3 speaks as of the original filing date of the Original Report on Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 3 should be read in conjunction with Insulet’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to the Original Report.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1*+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG.

10.2**	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan.

31.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: November 19, 2010	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2010	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1*+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG.

10.2**	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan.

31.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Previously filed with the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.