Form 10-K
period 2010-12-31
INSULET CORP
filed 2011-03-10
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Registrant’s telephone number, including area code:
(781) 457-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market, LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market, LLC

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2010 was approximately $570.6 million. In making such calculation, the registrant does not determine whether any director, officer or other holder of common stock is an affiliate for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of March 9, 2011:

Title of Class	Shares Outstanding

Common Stock, $0.001 Par Value Per Share	45,670,320
Preferred Stock Purchase Rights	—

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

INSULET CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in “Risk Factors” in Part 1, Item 1A. of this Annual Report on Form 10-K. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005, and we began commercial sale of the OmniPod System in the United States in October 2005. Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts from an initial focus in the Eastern United States, to providing availability of the OmniPod System in the entire United States. In January 2010, we entered into a distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. Through our partnership with Ypsomed, the OmniPod System is now or will soon be available in seven markets including Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 and 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc. to become the exclusive distributor of the OmniPod System in Canada. We focus our sales and marketing efforts towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetic patients, as well as individual diabetes patients.

Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 9 Oak Park Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 457-5000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our Website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our Website is not part of this Annual Report on Form 10-K for the year ended December 31, 2010.

Our Market

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

There are three primary types of insulin therapy practiced today: conventional therapy; multiple daily injection, or MDI, therapy using syringes or insulin pens; and CSII therapy using insulin pumps. Both MDI and CSII therapies are considered intensive insulin management therapies.

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

The OmniPod System

The OmniPod Insulin Management System was specifically designed to provide people with insulin-dependent diabetes with a diabetes management solution which provides significant lifestyle and other benefits and to expand the use of CSII therapy. We believe that the following are important contributors to the success of our OmniPod System:

•	Discreet, two-part design. Unlike conventional insulin pumps, the OmniPod System consists of just two discreet, easy-to-use devices that communicate wirelessly: the OmniPod, a small, lightweight, disposable insulin infusion device worn beneath clothing that integrates an infusion set, automated cannula insertion, insulin reservoir, drive mechanism and batteries; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and integrates a blood glucose meter. The OmniPod will operate for at least 72 hours (but no more than 80 hours) after it is first activated. We believe our innovative patented design enables people with insulin-dependent diabetes to experience all of the lifestyle benefits and clinical superiority of CSII therapy in a more discreet and convenient manner than possible with conventional insulin pumps.

•	No tubing. The OmniPod System’s innovative, proprietary design dramatically reduces the size of the insulin delivery mechanism, thereby eliminating the need for the external tubing required by conventional pumps. As a result of this design, the OmniPod can be worn discreetly beneath clothing and patients can move, dress, bathe, sleep and exercise without the encumbrance of the up to 42 inches of tubing required by conventional insulin pumps. In addition to untethering people with insulin-dependent diabetes, the OmniPod System’s lack of tubing eliminates interruptions in insulin delivery resulting from kinking, leaking or disconnecting, which leads to more consistent delivery of insulin.

•	Virtually pain-free automated cannula insertion. The OmniPod is the only CSII therapy device to feature a fully automated, hands-free cannula insertion system. This virtually pain-free insertion system features the world’s fastest insertion and the smallest-gauge introducer needle available for insulin infusion systems. Cannula insertion is activated wirelessly using the PDM, so the patient never sees or handles an introducer needle, which we believe promotes consistent insertion, reduces patient anxiety and increases the number of insertion sites available to patients. We believe that the OmniPod’s proprietary insertion system is a significant differentiating factor for people with insulin-dependent diabetes who are frustrated with the painful and cumbersome manual insertions required with existing conventional pumps or frequent injections required by MDI therapy.

•	Easy to train, learn and use. We have designed the OmniPod System to fit within the normal daily routines of patients. The OmniPod System requires the fewest steps to start insulin delivery of all CSII therapies on the market by automating much of the process. In addition, the OmniPod System consists of just two devices, as opposed to up to seven for conventional insulin pumps. We have designed the PDM’s user interface to be much more intuitive and user-friendly than those used in conventional insulin pumps. As a result, the OmniPod System is easier for patients to use, which reduces the training burden on healthcare professionals. We believe that the OmniPod System’s overall ease of use makes it very attractive to those people with insulin-dependent diabetes who are frustrated or discouraged by the conventional insulin pumps. We also believe that the OmniPod System’s ease of use and substantially lower training burden helps to redefine which diabetes patients are appropriate for CSII therapy, enabling healthcare professionals to prescribe CSII therapy to a broader pool of patients.

•	Low up-front cost and pay-as-you-go pricing structure. The OmniPod System’s unique patented design and proprietary manufacturing process have enabled us to provide CSII therapy at a relatively low up-front investment compared to conventional insulin pumps. While the ongoing cost of OmniPods is greater than the ongoing costs of supplies for conventional insulin pumps, we believe that our pay-as-you-go pricing model significantly reduces the risk of investing in CSII therapy for third-party payors and makes CSII therapy much more accessible for people with insulin-dependent diabetes.

Sales and Marketing

Our sales and marketing effort is focused on continuing to generate demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes, third-party payors and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements, clinical research and events at the national, regional and local levels. We are using third-party distributors within the United States to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. In addition, we entered into a distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries. As part of our agreement, Ypsomed works with the appropriate agencies to establish a distribution and reimbursement process in each of these countries. Through our partnership with Ypsomed, the OmniPod System is now or will soon be available in seven markets including Germany, The United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 and 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline plc. to become the exclusive distributor of the OmniPod System in Canada.

Healthcare professional focused initiatives.  We believe that healthcare professionals play an important role in selecting patients for CSII therapy and educating them about CSII technology options. Our marketing to healthcare professionals focuses on positioning the OmniPod System as an innovative continuous insulin delivery system that should be considered as an alternative to a conventional insulin pump. We augmented our healthcare professional focused marketing efforts with market studies to assess various aspects of the OmniPod System’s functionality and relative efficacy, which we believe assist us in generating additional patient demand for the OmniPod System among the insulin-dependent diabetes population.

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

Advertising.  We promote the OmniPod System and its benefits through targeted advertising in media outlets directed at diabetic patients, including both internet and traditional media channels.

Marketing research.  In addition to our initiatives focused on healthcare professionals and patients, we also evaluate the benefits of the OmniPod System in marketing research efforts to assess certain aspects of the efficacy of the OmniPod System.

Distributor arrangements.  We have expanded our distribution networks to include relationships with third-party distributors in order to increase market awareness, improve our access to managed care and government reimbursement programs and provide access to additional potential patients both within and outside of the United States.

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

Our customer support staff is proactively involved with both healthcare professionals and patients. When a patient initiates an order for the OmniPod System, our customer support staff assists the patient with completing order forms and collecting additional data as required by the patient’s insurance provider. Once the order forms are complete, we investigate the patient’s insurance coverage for the OmniPod System and contact the customer to notify them of applicable coverage available under the patient’s insurance. We believe it is important from a customer satisfaction perspective, as well as a healthcare professional perspective, that we handle the insurance investigation process accurately, efficiently and promptly, and that we, therefore, are capable of scaling our capacity to meet increasing demand. We also offer healthcare professionals assistance in generating insurance appeals for customers who are denied coverage. We believe that our insurance investigation infrastructure enables us to effectively support the growing demand for the OmniPod System.

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

Our third-party distributors, including Ypsomed, manage and perform the training and customer support activities for their sales of the OmniPod System.

Research and Development

Our current research and development efforts are primarily focused on our next generation OmniPod which reduces both the size of the OmniPod as well as the production costs of the OmniPod System. We are also working toward the integration of our OmniPod System with continuous glucose monitoring technology.

We have agreements with both Abbott Diabetes Care, Inc. and DexCom, Inc. to develop systems that will enable the OmniPod System PDM to receive and display continuous glucose data from Abbott’s continuous glucose monitor, the FreeStyle Navigator®, and DexCom’s continuous glucose monitor. To date, the FDA has approved, as an adjunct to traditional self-testing, a limited number of continuous glucose monitoring systems, including those manufactured by Abbott Diabetes Care, Inc., Medtronic, Inc. and DexCom, Inc. All of these products have limited capabilities, and none of them is labeled as a substitute for current blood glucose testing where patients need to draw blood for testing. This means that no continuous glucose monitor, whether currently on the market or pending FDA approval, can be used to determine insulin infusion amounts. It is unknown when, if ever, any continuous glucose monitoring systems will be approved as a replacement for current blood glucose monitors.

We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We plan to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. For instance, in June 2008, we announced an agreement with Ferring Pharmaceuticals, of Saint Prex, Switzerland, to develop the OmniPod System for the delivery of a Ferring drug. Under the terms of the agreement with Ferring, Ferring funded the development of a custom version of the OmniPod’s Personal Diabetes Manager and, upon completion of the development, agreed to purchase minimum quantities of this custom OmniPod Systems over a five-year period. We received CE mark approval for this custom OmniPod System in September 2009 and began selling the product to Ferring under this arrangement in 2010. To date, revenue under this arrangement has been minimal. We continue to work with additional partners on potential alternative uses for our OmniPod System technology. However, there can be no assurance that we will be able to adapt the OmniPod System technology for further uses or successfully compete in new therapeutic areas.

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

We are currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods from Flextronics, pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to take advantage of economies of scale on the purchase of some of our components, substantially increase production volumes for the OmniPod and, as a result, reduce our per unit production cost.

To achieve profitability, we seek to continue to increase manufacturing volumes and reduce the per unit production cost for the OmniPod by collaborating with contract manufacturers and reducing the cost of raw materials and sub-assemblies. By increasing production volumes of the OmniPod, we have also been able to improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod are important as we strive to achieve profitability. We believe our manufacturing capacity at the end of 2010 is sufficient to meet our expected 2011 demand for OmniPods.

We rely on outside vendors for most of the components, some sub-assemblies, and various services used in the manufacture of the OmniPod System. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and on Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. Each of these suppliers is a sole-source supplier. To date, we have not experienced significant disruption of these components and services. For certain of these components, arrangements for additional or replacement suppliers will take time and result in delays, in part because of the vendor qualification process required under FDA regulations and because of the custom nature of various parts we design. Any interruption or delay in the supply of components or services, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

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

Patents.  As of December 31, 2010, we had obtained 20 issued United States patents, and had 6 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. Our issued U.S. patents expire between 2020 and 2022, assuming we pay all required maintenance fees. We are also seeking patent protection for our proprietary technology in Europe, China, Japan, India and other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the OmniPod System;

•	the OmniPod shape memory alloy drive system;

•	the OmniPod System cannula insertion system; and

•	various novel aspects of the OmniPod System and potential next generation OmniPod Systems.

In 2002, we entered into a development and license agreement with TheraSense, Inc., regarding the incorporation of the FreeStyle blood glucose meter in the PDM. TheraSense was subsequently acquired by Abbott Laboratories and is currently a wholly-owned subsidiary of Abbott Laboratories known as Abbott Diabetes Care, Inc., or Abbott. Under this agreement, we were granted a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the Abbott FreeStyle blood glucose meter for the purpose of making, using and selling the OmniPod System incorporating an Abbott FreeStyle blood glucose meter. In March 2008, we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. In connection with the execution of the amendment, we received a cash payment from Abbott as an agreement fee. Beginning July 1, 2008, Abbott agreed to pay an amount to us for services we perform in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer in the United States and Israel. In July 2010, we entered into a second amendment to the agreement whereby the license was extended to cover Canada and certain other countries and Abbott agreed to pay certain amounts over time to us for each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to a new customer in these countries. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement.

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

In August 2010, Becton, Dickinson and Company, or BD, filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents..We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of effect of these two actions.

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

All of these competitors are large, well-capitalized companies with significantly more market share and resources than we have. They are able to spend aggressively on product development, marketing, sales and other product initiatives. Many of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	larger and more established sales forces and distribution networks;

•	additional lines of products, and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory approval for products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Inc., Roche Diagnostics, Spring Health Solutions Ltd., Sensile Medical AG, Asante Solutions, Inc., Phluid Corporation, Calibra Medical, Inc., Valeritas Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.

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

FDA’s Pre-Market Clearance and Approval Requirements.  Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval, or PMA, from the FDA. We have obtained 510(k) clearance for the OmniPod System. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless exempt.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, and other regulatory agencies, which may include any of the following sanctions: fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or PMA approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted PMA approvals.

We are subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. Since approval of the OmniPod System, we have been subject to FDA inspections of our facility on multiple occasions.

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for our OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada. In January 2010, we entered into a distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries, including nine countries in Europe, China and Australia. Ypsomed has or will soon introduce the OmniPod System in seven countries in Europe in 2010 and is expected to introduce it in the remaining markets in 2011 and 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline plc to become the exclusive distributor of the OmniPod System in Canada.

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

Third-Party Reimbursement

In the United States, our products are generally reimbursed by third-party payors, and we bill those payors for products provided to patients. Our fulfillment and reimbursement systems are fully integrated such that product is generally shipped only after confirmation of a physician’s valid statement of medical necessity and current health insurance information. We maintain an insurance benefits investigation department which works to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement.

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

As part of our distribution agreement with Ypsomed, Ypsomed is establishing appropriate reimbursement contracts with third-party payors prior to distributing the OmniPod System in each country.

Employees

As of December 31, 2010, we had 310 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves risks. You should consider carefully the risks described below together with all of the other information included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” on page 1 of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Relating to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception in 2000, we have incurred losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2010, our gross profit from the manufacture and sale of the OmniPod System was $43.7 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2010, 2009 and 2008 were $61.2 million, $72.3 million and $94.8 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception, and as of December 31, 2010, we had an accumulated deficit of $383.9 million.

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

Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. During 2008, we completed construction of a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. In addition, we are in the process of developing our next generation product that we expect will reduce our per unit costs. The occurrence of one or more factors that negatively impact our sales of the OmniPod System or delay the introduction of our next generation product may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

Adverse changes in general economic conditions in the United States could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains extremely sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, increases in the cost of commodities such as silver and gold, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The economic turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the timing, strength or duration of this severe global economic downturn or subsequent recovery.

Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by these recessionary trends. For example, patients who have lost their jobs may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the recession on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, the impacts of the recession on our existing patients may cause some of them to cease purchasing OmniPods and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.

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

In 2010, the U.S. Congress passed significant reforms to the U.S. healthcare system. Included as part of this new legislation is a 2.3% excise tax on the medical device industry beginning January 1, 2013 that is payable based on revenue, not income. This future excise tax may have a material adverse effect on our financial condition and results of operations. In addition, there are provisions that provide for the creation of a new public-private Patient-Centered Outcomes Research Institute tasked with identifying comparative effectiveness research priorities, establishing a research project agenda and contracting with entities to conduct the research in accordance with the agenda. Research findings published by this institute will be publicly disseminated. It is difficult at this time to determine what impact the comparative effectiveness analysis will have on the OmniPod System or our future financial results. There may in the future be additional changes in government policy, including additional modifications to the recently-adopted healthcare reform bill, that could increase our cost of doing business and negatively impact our ability to sell our products and achieve profitability.

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

We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In December 2010, we sold 3.45 million shares of our common stock at a price of $13.27 per share, resulting in net proceeds to us of approximately $45.4 million. We used a portion of the net proceeds to repay amounts outstanding under the Facility Agreement we entered into with certain institutional accredited investors in March 2009, as amended in September 2009 and June 2010 and repaid in December 2010. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, a subsidiary of Flextronics International Ltd. in China provides the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. For example, the term of our agreement with Flextronics is now one year, subject to annual one-year renewals, and may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. Additionally, our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

The OmniPod is powered by button cell batteries currently manufactured by Energizer. We have recently learned that these batteries, which contain small amounts of mercury, are subject to statutes enacted in Connecticut, Maine and Rhode Island that prohibit, beginning on July 1, 2011, the sale of both the batteries and products containing the batteries. We are currently assessing both alternative batteries and opportunities to gain permanent or temporary exemptions or exceptions from regulators in these states; however, if we are unable to identify an alternative compliant battery or to gain regulatory relief, we may be unable to sell OmniPods to patients in these states, which may have a material adverse effect on our business, financial condition and results of operation.

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

In January 2010, we entered into a 5 year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. Through our partnership with Ypsomed, the OmniPod System is now or will soon be available in seven markets including Germany, The United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 and 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline plc to become the exclusive distributor of the OmniPod System in Canada. Ypsomed’s introduction of the OmniPod System in certain countries has been delayed due to a number of factors. Future delays would likely result in reduced purchases by Ypsomed, which would adversely affect our revenue. Moreover, while this agreement will help us expand our global footprint, we will now be exposed to fluctuations in product demand and sales productivity outside the United States as we will have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s operational and financial condition, and we will have increased foreign regulatory and export requirements.

In addition, in order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, currently all of our OmniPods are manufactured at a facility in China operated by Flextronics International Ltd. As a result, our business is subject to risks associated with doing business internationally, including:

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

We expect that sales of the OmniPod System will be limited unless a substantial portion of the sales price of the OmniPod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations and other managed care providers. We currently have contracts establishing reimbursement for the OmniPod System with national and regional third-party payors which provide reimbursement for patients residing in all 50 states. While we anticipate entering into additional contracts with other third-party payors, we cannot assure you that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Also, healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for the OmniPod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the OmniPod System. We are an approved Medicare provider and current Medicare coverage for CSII therapy does exist. However, existing Medicare coverage for CSII therapy is based on the pricing structure developed for conventional insulin pumps. We believe that the coding verification for Medicare reimbursement of the OmniPod System is inappropriate and we have been in the process for several years in seeking appropriate coding verification. No assurance can be provided that we will ever obtain appropriate coding verification for Medicare reimbursement of the OmniPod System. As a result, we have focused our efforts in establishing reimbursement for the OmniPod System by negotiating contracts with private insurers. In addition, as we expand our sales and marketing efforts outside of the United States, we face additional risks associated with obtaining and maintaining reimbursement from foreign health care payment systems on a timely basis or at all. Failure to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors, including Medicare, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Inc., Spring Health Solutions Ltd., Sensile Medical AG, Asante Solutions, Inc., Phluid Corporation, Calibra Medical, Inc., Valeritas Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.

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

The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenue and future profitability. We have an agreement with Abbott Diabetes Care, Inc., a global healthcare company that develops continuous glucose monitoring technology, to develop a product that will integrate the receiver portion of Abbott’s continuous glucose monitor, the FreeStyle Navigator, with the OmniPod System PDM. The FreeStyle Navigator has recently received FDA approval. We have a similar agreement with DexCom, Inc., a leading provider of continuous glucose monitoring systems for people with diabetes, to develop a product that will integrate the receiver portion of DexCom’s continuous glucose monitor with the OmniPod System PDM. Both of these initiatives with Abbott and DexCom have been subject to extensive product development and regulatory delay, and no assurances can be provided that we will ever develop or commercialize an integrated product with either company’s continuous glucose monitoring products. Medtronic, Inc. has developed an FDA-approved product combining continuous glucose sensing and CSII therapy and if we fail to do so or are delayed in doing so, we may be at a competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.

If our existing license agreement with Abbott Diabetes Care, Inc. is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the OmniPod System, our business may be materially adversely impacted.

Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott Diabetes Care, Inc., as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. In March 2008 we entered into a first amendment of the agreement pursuant to which the term of the original agreement was extended until February 2013, with automatic renewals for subsequent one-year periods thereafter, and the license granted therein was extended to cover Israel as well as the United States. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, the license was extended to cover Canada and certain other countries and Abbott agreed to pay certain amounts over time to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in these countries. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, which would require us to acquire rights to or develop an alternative blood glucose meter, incorporate it into the OmniPod System and obtain regulatory approval for the new OmniPod System. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, in August 2010, Becton, Dickinson and Company, or BD, filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. This litigation, regardless of its outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, this litigation may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us in this litigation and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities.

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

Substantially all of our manufacturing of complete OmniPods is currently conducted at a single location on a manufacturing line owned by us at a facility located in China, operated by a subsidiary of Flextronics International, Ltd. We take precautions to ensure that Flextronics safeguards our assets, including insurance and health and safety protocols. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing equipment, or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

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

Since the commercial launch of the OmniPod system, we have progressively expanded our marketing efforts to cover the entire United States, and in 2010 we entered into a distribution agreement with Ypsomed to distribute the OmniPod System in eleven additional countries. As we continue to expand our sales internationally, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.

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

We may not be able to generate sufficient cash to service all of our indebtedness, which currently consists of our 5.375% Convertible Senior Notes due June 15, 2013. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

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

We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, in January 2010 we entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the OmniPod System in eleven countries, and in February 2011, we entered into an exclusive distribution agreement with GlaxoSmithKline to promote, advertise, distribute and sell the OmniPod System in Canada. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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

At times, the fluctuations in the market price of our common stock have been unrelated or disproportionate to our operating performance. These forces reached unprecedented levels in the second half of 2008, resulting in the bankruptcy or acquisition of, or government assistance to, several major domestic and international financial institutions and a material decline in economic conditions. In particular, the U.S. equity markets experienced significant price and volume fluctuations that have affected the market prices of equity securities of many technology companies. Broad market and industry factors such as these could materially and adversely affect the market price of our stock, regardless of our actual operating performance.

Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress our stock price.

We have been a public company only since May 2007. For the three month period ended December 31, 2010, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 300,000 shares. If our existing stockholders or their distributees sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress the trading price of our common stock. In addition, certain stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We lease approximately 63,500 square feet of manufacturing, laboratory and office space in Bedford, Massachusetts under leases expiring in 2014. Additionally, we lease approximately 14,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2012.

ITEM 3.	LEGAL PROCEEDINGS

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any financial exposure at December 31, 2010.

We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.

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

	High	Low

Fiscal Year 2009
First Quarter	$9.58	$2.67
Second Quarter	$7.83	$3.55
Third Quarter	$11.25	$6.08
Fourth Quarter	$14.40	$8.98
Fiscal Year 2010
First Quarter	$16.47	$13.06
Second Quarter	$15.86	$13.21
Third Quarter	$15.39	$13.22
Fourth Quarter	$16.31	$12.75

As of December 31, 2010, there were approximately 29 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph

The chart set forth below shows the value of an investment of $100 on May 15, 2007 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2010. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of 43 Month Cumulative Total Return*
Among Insulet Corp., The NASDAQ Composite Index
And The NASDAQ Health Care Index

*	$100 invested on 5/15/07 in stock or 4/30/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	5/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
Insulet Corp.	100.00	88.97	136.28	147.12	90.23	98.56	87.22	48.37
NASDAQ Composite	100.00	103.54	108.35	106.47	91.12	92.14	82.09	63.00
NASDAQ Health Care	100.00	97.70	104.28	102.13	95.78	95.50	98.10	83.99
	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10
Insulet Corp.	25.69	48.25	70.36	89.47	94.55	94.30	88.60	97.12
NASDAQ Composite	61.18	73.54	85.18	91.48	96.67	85.17	96.07	107.54
NASDAQ Health Care	76.90	86.12	96.03	97.90	107.31	93.16	100.70	106.85

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2010.

			Number of Securities
			Remaining Available for
	Number of Securities to be	Weighted Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	2,721,221	$9.03	1,021,097
Equity compensation plans not approved by security holders(2)	360,000	$6.71	—

Total	3,081,221	$8.76	1,021,097	(3)

(1)	Includes our 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan.

(2)	Consists of two inducement grants of 180,000 shares each to Brian Roberts and Peter Devlin upon being hired by us in March 2009 and August 2009, respectively. These non-qualified stock option awards were granted outside of our 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635, but have similar vesting terms to those stock option awards typically granted under our 2007 Stock Option and Incentive Plan.

(3)	The maximum number of shares of our common stock that are authorized for issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2010 is 1,021,097 shares, which includes an increase of 725,000 on January 1, 2010. The amount will be increased on January 1, 2011 and January 1, 2012, by a number of shares equal to 3% of the number of shares of our common stock outstanding as of the immediately preceding December 31, up to the maximum increase of 725,000 additional shares per year.

For more information relating to our equity compensation plans, see Note 11 to our consolidated financial statements.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2010, nor issue any securities that were not registered under Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Revenue(1)	$96,966	$66,032	$36,059	$13,372	$3,663
Cost of revenue	53,240	47,735	40,643	25,733	15,660

Gross profit (loss)	43,726	18,297	(4,584)	(12,361)	(11,997)

Operating expenses:
Research and development	16,566	13,231	13,104	10,391	8,094
General and administrative	26,667	26,842	23,750	13,922	8,389
Sales and marketing	34,695	37,583	39,734	16,141	6,165
Restructuring and impairment of assets(3)	4,431	—	8,170	1,027	—

Total operating expenses	82,359	77,656	84,758	41,481	22,648

Operating loss	(38,633)	(59,359)	(89,342)	(53,842)	(34,645)

Other income (expense), net	(22,526)	(12,985)	(5,429)	377	(460)
Change in value of preferred stock warrant liability	—	—	—	(74)	(845)

Net loss	(61,159)	(72,344)	(94,771)	(53,539)	(35,950)
Accretion of redeemable convertible preferred stock	—	—	—	—	(222)

Net loss attributable to common shareholders	$(61,159)	$(72,344)	$(94,771)	$(53,539)	$(36,172)

Net loss per share basic and diluted	$(1.54)	$(2.43)	$(3.43)	$(3.21)	$(99.72)

Weighted-average number of shares used in calculating net loss per share(2)	39,607,899	29,727,106	27,611,003	16,688,418	362,750

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$113,274	$127,996	$56,663	$94,588	$33,231
Working capital	$123,507	$134,491	$71,531	$87,723	$785
Total assets	$156,233	$172,858	$108,233	$130,741	$57,140
Current debt	$—	$—	$—	$10,671	$29,222
Long-term debt(4)	$69,433	$89,136	$60,172	$16,006	$—
Other long-term liabilities	$1,619	$1,999	$2,987	$1,431	$316
Redeemable convertible preferred stock	$—	$—	$—	$—	$119,509
Total stockholders’ equity (deficit)	$66,231	$61,910	$28,106	$92,275	$(101,765)

(1)	We commercially launched the OmniPod Insulin Management System in October 2005. See Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and converted 45.8 million shares of redeemable convertible preferred stock converted into 17.4 million shares of common stock. In October 2009, we sold 6.9 million shares of common stock to the public, and in December 2010, we sold 3.5 million shares of common stock to the public. See Note 11 to our consolidated financial statement included in this Annual Report on Form 10-K.

(3)	In the year ended December 31, 2007, we recorded a $1.0 million non-cash charge for the write-down of certain manufacturing equipment which had no future use. In the year ended December 31, 2008, we recorded an $8.2 million charge of which $7.4 million related to the write-down of certain manufacturing equipment which had no future use and $0.8 million in workforce reduction and related charges. In the year ended December 31, 2010, we recorded a $4.4 million non-cash charge related to the write-down of certain manufacturing equipment which had no future use.

(4)	In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors. We repaid all amounts outstanding under the Facility Agreement in December 2010. See Notes 8 and 9 to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The US Food and Drug Administration, or FDA, approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System. We have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System in the entire United States. In January 2010, we entered into a five-year exclusive distribution agreement with Ypsomed Distribution AG, or Ypsomed, which intends to distribute and sell our OmniPod System in eleven countries, subject to approved reimbursement. Through our partnership with Ypsomed, the OmniPod System is now or will soon be available in seven markets including Germany, The United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 and 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc. to become the exclusive distributor of the OmniPod System in Canada. We focus our sales towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients. Our total revenue was $97.0 million, $66.0 million and $36.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

We currently produce the OmniPod on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.

To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod, are important as we strive to achieve profitability. We believe our manufacturing capacity at the end of 2010 is sufficient to meet our expected 2011 demand for OmniPods.

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

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2010, 2009 and 2008, we incurred net losses of $61.2 million, $72.3 million and $94.8 million, respectively. As of December 31, 2010, we had an accumulated deficit of $383.9 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock, a private placement of our convertible debt and borrowings under certain debt agreements. As of December 31, 2010, we had $85.0 million of convertible debt outstanding. In December 2010, we fully repaid $32.5 million of outstanding debt relating to the facility agreement entered into in March 2009 and amended in September 2009 and June 2010. Since inception, we have received net proceeds of $538.7 million from the issuance of redeemable convertible preferred stock, common stock and debt.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for 2011 will be focused primarily on the development, production and regulatory approval of our next generation OmniPod System, the continued reduction in our per-unit production costs on our existing product and the expansion of sales through international markets. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our market penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements through at least the end of 2011.

Financial Operations Overview

Revenue.  We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, the OmniPod System User Guide and our Interactive Training CD, and from the subsequent sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. In January 2010, we entered into a five-year exclusive distribution agreement with Ypsomed which intends to distribute and sell the OmniPod System, subject to approved reimbursement, in eleven countries. Through our partnership with Ypsomed, the OmniPod System is now or will soon be available in seven markets including Germany, The United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 and 2012. In addition, in February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc. to become the exclusive distributor of the OmniPod System in Canada.

In March 2008, we received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the 5 year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers in the United States and Israel. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, the license was extended to cover Canada and certain other countries and Abbott agreed to pay certain amounts over time to us for services we performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in these. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of the sale of the PDM to a new patient. In the years ended December 31, 2010 and 2009, we recognized $5.4 million and $7.1 million of revenue, respectively, related to the amended Abbott agreement. The decrease from 2009 is attributable to amounts received from Abbott related to upgrades for existing patients.

As of December 31, 2010 and 2009, we had deferred revenue of $4.8 million and $5.1 million, respectively, which includes product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2011, we expect our revenue to continue to increase as we gain new customers in the United States and continue expansion in Europe and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes and other risks and uncertainties.

Cost of revenue.  Cost of revenue consists primarily of raw material, labor, warranty and overhead costs related to the OmniPod System. Cost of revenue also includes depreciation, freight and packaging costs. The increase in our OmniPod production volume, including the production of our next generation OmniPod, together with our ability to gain cost savings on our bill of materials, is expected to reduce the per-unit cost of manufacturing the OmniPods by allowing us to reduce our direct costs and spread our fixed and semi-fixed overhead costs over a greater number of units.

Research and development.  Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the fiscal year 2011, we expect overall research and development spending to decrease slightly from 2010 levels as we support our current research and development efforts, which are focused primarily on our next generation Omnipod, as well the integration of our OmniPod System with continuous glucose monitoring technology.

General and administrative.  General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase slightly in 2011 compared to 2010 as we continue to drive efficiencies in our administrative functions as we expand our business.

Sales and marketing.  Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. In the year ending December 31, 2011, we expect sales and marketing expenses to increase slightly compared to 2010 to support the growth of our business.

Restructuring and impairments of assets.  In connection with our efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of asset costs, we periodically perform an evaluation of our manufacturing processes and review the carrying value of our property and equipment to assess the recoverability of these assets and determine whether impairment may have occurred. As part of this assessment, we review the planned use of the assets as well as the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in an impairment of assets based on current net book value and potential future use of the assets.

Restructuring and impairment of assets is typically based on a review of our manufacturing processes and equipment and may include the difference between the net book value of an asset and the asset’s fair value based on our expectation of its potential future use. In addition, restructuring expense may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. Based on estimates of related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

Results of Operations for the Fiscal Years Ended December 31, 2010, 2009 and 2008

The following table presents certain statement of operations information for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,			Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change
	(Dollar amounts in thousands)

Revenue	$96,966	$66,032	47%	$66,032	$36,059	83%
Cost of revenue	53,240	47,735	12%	47,735	40,643	17%

Gross profit (loss)	43,726	18,297	139%	18,297	(4,584)	499%
Operating expenses:
Research and development	16,566	13,231	25%	13,231	13,104	1%
General and administrative	26,667	26,842	1%	26,842	23,750	13%
Sales and marketing	34,695	37,583	8%	37,583	39,734	5%
Restructuring and impairment of assets	4,431	—	100%	—	8,170	100%

Total operating expenses	82,359	77,656	6%	77,656	84,758	8%
Operating loss	(38,633)	(59,359)	35%	(59,359)	(89,342)	34%
Other expense, net	(22,526)	(12,985)	73%	(12,985)	(5,429)	139%

Net loss	$(61,159)	$(72,344)	15%	$(72,344)	$(94,771)	24%

Comparison of the Years Ended December 31, 2010 and December 31, 2009

Revenue

Our total revenue was $97.0 million for year ended December 31, 2010, as compared to $66.0 million for the year ended December 31, 2009. The increase in revenue is due to the increase in the number of diabetes patients using the OmniPod System including patients being serviced by third-party domestic and international distributors.

Cost of Revenue

Cost of revenue was $53.2 million for the year ended December 31, 2010, as compared to $47.7 million for the year ended December 31, 2009. The increase is due to increased sales volume partially offset by lower per-unit costs. Lower per-unit cost is a result of cost savings on raw materials, volume discounts from our suppliers and increased production volumes. Revenue increased by 46.8% from the year ended December 31, 2009 to the year ended December 31, 2010, while cost of revenue increased by only 11.5% in the same period mainly due to the efficiencies realized in OmniPod per-unit cost.

Research and Development

Research and development expense increased $3.3 million, or 25.2%, to $16.6 million for the year ended December 31, 2010, as compared to $13.2 million for the year ended December 31, 2009, which was primarily related to an increase of $2.8 million of pods and other products used for research and development purposes and $1.4 million of outside services in connection with development of the next generation Omnipod, offset by a $1.2 million decrease in employee-related expenses.

General and Administrative

General and administrative expense decreased $0.2 million, or 1.0%, to $26.7 million for the year ended December 31, 2010, as compared to $26.8 million for the year ended December 31, 2009, which was primarily due to a reduction in bad debt expense of $1.7 million. This decrease was offset by an increase in outside services of $1.2 million mainly related to legal fees and temporary help, and an increase of $0.5 million of employee related expenses primarily associated with increased bonus expenses and stock-based compensation.

Sales and Marketing

Sales and marketing expense decreased $2.9 million, or 7.7%, to $34.7 million for the year ended December 31, 2010, as compared to $37.6 million for the year ended December 31, 2009, which was primarily due to a reduction of $1.7 million in sample costs related to patient demonstration kits, a reduction of $1.1 million in outside services, a reduction of $0.3 million in advertising costs and a reduction of $0.3 million in travel-related costs. These decreases were offset in part by an increase of $0.5 million in employee related expenses, primarily due to additional employees and stock-based compensation expenses.

Restructuring and Impairment of Assets

For the year ended December 31, 2010, we recorded a total of $4.4 million of impairment charges on certain assets. During the year, we determined that certain amounts related to manufacturing equipment for our next generation Omnipod would not be used in our final product and recorded an impairment charge of approximately $1.0 million. In addition, we terminated certain other projects related to our existing Omnipod as we focused primarily on the introduction of our next generation product. As a result, we recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. We had no new restructuring or impairment activity in the year ended December 31, 2009.

Other Expense, Net

Interest income was $0.2 million for the years ended December 31, 2010 and 2009. Interest income was earned from cash deposits and short-term interest bearing instruments. Interest expense increased $9.5 million to $22.7 million for the year ended December 31, 2010, as compared to $13.2 million for the year ended December 31, 2009.

The increase in interest expense is primarily due to amortization of the debt discount related to our 5.375% Notes and additional interest associated with the Facility Agreement entered into in March 2009, amended in September 2009 and June 2010 and repaid in December 2010. We recorded interest expense on the 5.375% Notes of $10.0 million in the year ended December 31, 2010. Of the $10.0 million, $4.9 million related to the amortization of the debt discount, $0.5 million related to the amortization of deferred financing costs, and $4.6 million related to interest payments. We recorded approximately $12.9 million of interest expense related to the Facility Agreement in the year ended December 31, 2010. Of the $12.9 million, approximately $3.3 million related to interest payments including a prepayment penalty, $2.6 million related to non-cash charges associated with the amortization of debt discounts and deferred financing costs, and $7.0 million related to the non-cash charges associated with the write-off of the remaining debt discounts and deferred financing costs in connection with the early extinguishment of the debt in December 2010. We recorded interest expense on the 5.375% Notes of $9.4 million in the year ended December 31, 2009. Of the $9.4 million, $4.3 million related to amortization of the debt discount, $0.5 million related to the amortization of deferred financing costs, and $4.6 million related to cash interest. We also recognized interest expense of $4.0 million related to the Facility Agreement in the year ended December 31, 2009. Of the $4.0 million recorded in 2009, approximately $2.5 million related to cash interest and $1.5 million related to non-cash charges associated with the amortization of the debt discount and deferred financing costs.

Comparison of the Years Ended December 31, 2009 and December 31, 2008

Revenue

Our total revenue was $66.0 million for the year ended December 31, 2009, as compared to $36.1 million for year ended December 31, 2008. The increase in revenue is due to the increase in the number of diabetes patients using the OmniPod System as well as relationships with third-party distributors who resell our product to diabetes patients.

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

Research and Development

Research and development expense increased $0.1 million, or 1.0%, to $13.2 million for the year ended December 31, 2009, as compared to $13.1 million for the year ended December 31, 2008. For the year ended December 31, 2009, the increase in expense was primarily related to increased severance expense of $0.3 million offset by a $0.2 million decrease in products used for research and development purposes.

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

Restructuring and Impairment of Assets

We had no restructuring or impairment activity in the year ended December 31, 2009. For the year ended December 31, 2008, our restructuring expenses and impairment of assets was $8.2 million. In the fourth quarter of 2008, we recorded restructuring charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of our strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, we transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. We determined that we would no longer use certain manufacturing equipment located in our Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, we recorded a non-cash charge of $7.4 million related to impairments of assets as well as $0.8 million in workforce and related charges in 2008.

Other Expense, Net

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

The increase in interest expense is primarily a result of additional interest incurred on the 5.375% Notes, the retrospective adoption of FASB ASC 470-20 and interest incurred on the Facility Agreement entered into in March 2009, which was amended in September 2009 and June 2010 and repaid in December 2010. We recorded interest expense on the 5.375% Notes of $8.9 million in the year ended December 31, 2009. Of the $8.9 million, $4.3 million related to amortization of the debt discount and deferred financing costs and $4.6 million related to cash interest. We recorded interest expense on the 5.375% Notes of $4.6 million in the year ended December 31, 2008. Of the $4.6 million, $2.1 million related to amortization of the debt discount and deferred financing costs and $2.5 million related to cash interest. We also recognized interest expense of $4.0 million related to the Facility Agreement in the year ended December 31, 2009. Of the $4.0 million recorded in 2009, approximately $2.5 million related to cash interest and $1.5 million related to amortization of the debt discount and deferred financing costs.

Liquidity and Capital Resources

We commenced operations in 2000, and, to date, we have financed our operations primarily through private placements of our preferred stock, secured indebtedness, the initial public offering of our common stock in May 2007 and subsequent public offerings of our common stock in November 2007, October 2009 and December 2010. Since inception, we have received net proceeds of $538.7 million from the issuance of redeemable convertible preferred stock, common stock and debt. As of December 31, 2010, we had $113.3 million in cash and cash equivalents. Our cash equivalents are maintained in money market accounts and are therefore highly liquid. We believe that our cash and cash equivalents, together with the cash to be generated from expected product sales will be sufficient to meet our projected operating and debt service requirements through at least the end of 2011.

Equity

In October 2009, in a public offering we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses.

In December 2010, we issued and sold 3,450,000 shares of our common stock pursuant to an underwriting agreement with Canaccord Genuity at a price of $13.27 per share. In connection with the offering, we received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses. Approximately $33.3 million of the proceeds was used to repay all amounts outstanding under our Facility Agreement with Deerfield Partners.

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

In connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan.

The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest was payable quarterly in cash in arrears.

In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million of outstanding debt and promptly drew down the remaining $32.5 million available under the Facility Agreement. The lenders eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as additional paid-in capital and debt discount and amortized it to interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares.

All principal amounts outstanding under the Facility Agreement were payable in September 2012. Any amounts drawn under the Facility Agreement would become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require us to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require us to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The amended Facility Agreement also provided for certain prepayment penalties in the event that we repaid the debt prior to its maturity.

In June 2010, we entered into a Second Amendment to the Facility Agreement whereby we paid a $0.5 million amendment fee to the lenders in exchange for the reduction of the prepayment penalties as well as the modification of certain other terms in the Facility Agreement. The fee was recorded as additional debt discount and was being amortized to interest expense over the remaining term of the loan.

All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009 and June 2010.

In December 2010, we paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. We recorded a non-cash interest charge of $7.0 million in the fourth quarter related to the write-off of the remaining debt discount and financing costs included in other assets which were being amortized to interest expense over the term of the debt.

In the year ended December 31, 2010, we recorded approximately $3.3 million of cash interest related to the Facility Agreement, including the prepayment penalty. In addition, in the year ended December 31, 2010, non-cash interest of approximately $9.6 million was recorded. Non-cash interest in the year ended December 31, 2010 consists of amortization and extinguishment of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009, amortization of the transaction fee in connection with the amendment in June 2010 and amortization of the issuance costs associated with the debt.

In March 2009, in connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, we would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. In connection with the Amendment to the Facility Agreement in September 2009, the lenders agreed to forego the remaining 1.5 million additional warrants that would have been issued upon future draws. The warrants issued in connection with the Facility Agreement qualified for permanent classification as equity and their relative fair value of $6.1 million on the issuance date was recorded as additional paid in capital and debt discount.

As of December 31, 2010, all warrants to acquire 3.75 million shares of our common stock issued in connection with the Facility Agreement were exercised.

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

We incurred interest expense related to the 5.375% Notes of approximately $10.0 million for the year ended December 31, 2010. Of the $10.0 million recorded in the year ended December 31, 2010, approximately $5.4 million relates to amortization of the debt discount and deferred financing costs and $4.6 million relates to cash interest. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the amount allocated to equity. The remainder is recorded in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the notes.

As of December 31, 2010, the outstanding amounts related to the 5.375% Notes of $69.4 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $15.6 million. The debt discount represents the difference between our nonconvertible debt borrowing rate and the stated rate on the 5.375% Notes and includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year term of the notes. We recorded $4.9 million of interest expense related to the debt discount in the year ended December 31, 2010. As of December 31, 2010, the 5.375% Notes have a remaining life of 2.5 years.

We received net proceeds of approximately $81.5 million from the 5.375% Notes offering. Approximately $23.2 million of the net proceeds from this offering was used to repay and terminate our then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million, a termination fee of $0.9 million and incurred certain other expenses related to the prepayment and termination of the term loan. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. Warrants to purchase 62,752 shares of our common stock remain outstanding at December 31, 2010 and expire on December 27, 2013.

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash used in operating activities	$(35,625)	$(49,323)	$(82,611)
Net loss	$(61,159)	$(72,344)	$(94,771)

Net cash used in operating activities in the years ended December 31, 2010, 2009 and 2008, primarily represents amounts utilized to fund operating losses. The decrease of $13.7 million in cash used in operating activities for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due primarily to the increase in revenue combined with our ability to improve gross margins in 2010 and cost containment initiatives implemented as we strive to become profitable. Cash used in operations in the year ended December 31, 2010 is primarily a result of our net loss of $61.2 million offset by non-cash items such as amortization of debt discount and non-cash interest, asset impairment charges, depreciation, stock compensation and bad debt expense. Cash used in operations includes an increase in net accounts receivable of $5.2 million and inventory of $1.3 million and a decrease in accounts payable and accrued expenses of $1.1 million. Amortization increased by $7.7 million in the year ended December 31, 2010, compared to the year ended December 31, 2009, related to the write-off of amounts in connection with the early extinguishment of indebtedness under our Facility Agreement.

Investing and Financing Activities

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash used in investing activities	$(6,549)	$(3,140)	$(10,047)
Cash provided by financing activities	$27,452	$123,796	$54,733

Cash used in investing activities was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System in the years ended December 31, 2010, 2009 and 2008. Cash provided by financing activities in the year ended December 31, 2010, was primarily the result of the sale of 3,450,000 shares of common stock at a price of $13.27 per share in December 2010 and the exercise of warrants to purchase 3,750,000 shares of common stock at a price of $3.13 per share, offset by the repayment of all amounts owed under the Facility Agreement. Cash provided by financing activities in the year ended December 31, 2009, was primarily generated from the net proceeds from the Facility Agreement entered into in March 2009, amended in September 2009 and June 2010 and repaid in December 2010, the sale of common shares in connection with the amendment in September 2009 and the sale of 6,900,000 shares of common stock at a price to the public of $10.25 per share in October 2009. Cash provided by financing activities in the year ended December 31, 2008 was primarily a result of the private placement of our convertible debt in 2008.

We lease our facilities, which are accounted for as operating leases. The leases of our facilities in Bedford and Billerica, Massachusetts, generally provide for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the life of the lease. As of December 31, 2010, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations.

During the year ending December 31, 2011, we will be expending funds in connection with development, production and regulatory approval of our next generation OmniPod System and continued initiatives to increase sales of the OmniPod system in the United States and internationally.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2010. Amounts in thousands:

	Payments Due in
Contractual Obligations	Total	2011	2012	2013	2014	2015	Later

Operating lease obligations	$2,660	$755	$755	$657	$493	$—	—
Long-term debt obligations(1)	96,232	4,569	4,569	87,094		—	—
Purchase obligations for production components	10,721	10,721	—	—	—	—
Purchase obligations for capital expenditures	3,174	3,174	—	—	—	—
Total contractual obligations	$112,787	$19,219	$5,324	$87,751	$493	$—	$—

(1)	The interest rate on the convertible debt is 5.375% per annum. We have included future payments of interest on the long-term debt in our obligations.

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

We offer a 45-day right of return for our Starter Kits sales, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of initial sales to new customers.

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

Income Taxes

FASB ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2010, we had $0.2 million of unrecognized tax benefits recorded. As of December 31, 2009, we had $0.1 million of unrecognized tax benefits recorded.

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We have continued to apply the minimum value method in future periods to equity awards outstanding that were originally measured using this method. We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. We determine the intrinsic value of restricted stock and restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Because our initial public offering was completed in May 2007, we do not have sufficient history of market prices of our common stock, and as such we estimate volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment , or SAB 107, using historical volatilities of comparable public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

In the years ended December 31, 2010, 2009, and 2008, we recorded $5.0 million, $4.2 million and $3.4 million of stock based compensation expense, respectively.

Warrants

In connection with the term loans with Lighthouse Capital Partners in 2005 and a group of lenders led by Merrill Lynch Capital in 2006, we issued warrants to the lenders to purchase shares of our redeemable convertible preferred stock. Upon the closing of our initial public offering in May 2007, all outstanding warrants to purchase shares of our preferred stock were converted into warrants to purchase shares of our common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share and, as a result, are no longer be subject to FSP 150-5 for periods ended on or after that date. The aggregate fair value of these warrants as of May 18, 2007, determined to be $2.0 million, was reclassified from liabilities to additional paid-in capital, a component of stockholders’ equity, and we have ceased to record any related periodic fair value adjustments.

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

In connection with the $27.5 million initial disbursement related to the execution of the Facility Agreement in March 2009, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock at an exercise price of $3.13 per share. We recorded $6.1 million fair value as additional paid-in capital and debt discount and were amortizing this amount to interest expense over the term of the loan. In the year ended December 31, 2010, these warrants were exercised to purchase 3,750,000 shares of our common stock. We received proceeds of $11.7 million in connection with the warrant exercise. Significant terms and fair values of warrants to purchase common stock are as follows (in thousands except share and per share data):

		Exercise	Common Shares as of		Fair Value as of
	Expiration	Price	December 31,	December 31,	December 31,	December 31,
Stock	Date	per Share	2010	2009	2010	2009

Common Stock	December 27, 2013	$9.56	62,752	62,752	—	—

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients and third-party distributors. We account for doubtful accounts using the allowance method. The allowances for doubtful accounts are recorded in the period in which the revenue is recorded or at the time the potential collection risk is identified.

We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2010 and 2009, the allowance for doubtful accounts was $5.4 million and $7.2 million, respectively. We believe the reserve is adequate to mitigate current collection risk.

Warranty

We provide a four-year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new products and new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At December 31, 2010 and 2009, the warranty reserve was $1.9 million.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17 thereby amending FASB ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010. We will adopt the amendments on January 1, 2011 on a prospective basis. We believe the adoption of ASU No. 2010-17 will have no material effect on our financial statements.

In October 2009, the FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. We will adopt the amendments on January 1, 2011 on a prospective basis. We believe the adoption of ASU No. 2009-13 will have no material effect on our financial statements.

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

On December 31, 2010, we had outstanding debt recorded at $69.4 million related to our 5.375% Notes. As the interest rate on the 5.375% Notes is fixed, changes in interest rates do not affect the value of our debt or interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).

Based on our assessment we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

ITEM 9B.	OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Insulet Corporation

We have audited Insulet Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insulet Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, statements of changes in stockholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Audit Committee Financial Expert

The audit committee of our board of directors currently consists of Steven Sobieski (Chairman), Sally Crawford and Regina Sommer. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that both Mr. Sobieski and Ms. Sommer qualify as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities these members have previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of the members of the audit committee with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon the members of the audit committee that are greater than are generally imposed on other members of the audit committee and our board of directors, and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2011 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

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
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: March 10, 2011

/s/  Brian Roberts
Brian Roberts
Chief Financial Officer

Date: March 10, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 10, 2011.

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Roberts Brian Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Liamos Charles Liamos	Chief Operating Officer and Director

/s/ Sally Crawford Sally Crawford	Director

/s/ Ross Jaffe, M.D. Ross Jaffe, M.D.	Director

Signature	Title

/s/ Steven Sobieski Steven Sobieski	Director

/s/ Regina Sommer Regina Sommer	Director

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number		Description

3	.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant
3	.2(4)	Amended and Restated By-laws of the Registrant
4	.1(1)	Specimen Stock Certificate
4	.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.
4	.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4	.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock
4	.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent
4	.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation
4	.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent
10	.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002
10	.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004
10	.3(3)	Credit and Security Agreement by and among Insulet Corporation, Sub-Q Solutions, Inc., the lenders party thereto and Merrill Lynch Capital, as Administrative Agent, dated as of December 27, 2006
10	.4(1)	Insulet Corporation 2000 Stock Option and Incentive Plan
10	.7(1)	Insulet Corporation 2007 Stock Option and Incentive Plan
10	.8(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan
10	.9(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan
10	.10(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan
10	.11(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan
10	.12(1)	Insulet Corporation 2007 Employee Stock Purchase Plan
10	.13(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005
10	.14(1)	Employment Agreement between Carsten Boess and Insulet Corporation, dated May 9, 2006
10	.15(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006
10	.16(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers
10	.17(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007
10	.18(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007
10	.19(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.
10	.20(7)	Amendment to the Company’s 2007 Stock Option and Incentive Plan.
10	.21(7)	Executive Severance Plan

Number		Description

10	.22(9)	Amended and Restated 2007 Stock Option and Incentive Plan
10	.23(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009
10	.24(11)	Facility Agreement, dated March 13, 2009, by and among Insulet Corporation and the lenders named therein
10	.25(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein
10	.26(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein
10	.27(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein
10	.28(14)	Amendment to Facility Agreement, dated September 25, 2009, by and between Insulet Corporation and the lenders named therein
10	.29(15)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated July 16, 2009
10	.30(16)	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan
10	.31(17)	Second Amendment to Facility Agreement, dated June 17, 2010, by and between Insulet Corporation and the lenders named therein.
10	.32(18)+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG
10	.33(19)+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation
10.34		Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010.
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)
24.1		Power of Attorney (included on signature page)
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32	.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(15)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2009

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 7, 2010

(17)	Incorporated by reference to our Current Report on Form 8-K, filed June 21, 2010

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, statements of changes in stockholders’ equity, and statements of cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2011

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
	2010	2009
	(In thousands, except share and per share data)

ASSETS
Current Assets
Cash and cash equivalents	$113,274	$127,996
Accounts receivable, net	16,841	14,962
Inventories	11,430	10,086
Prepaid expenses and other current assets	912	1,260

Total current assets	142,457	154,304
Property and equipment, net	12,522	15,482
Other assets	1,254	3,072

Total assets	$156,233	$172,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,895	$5,870
Accrued expenses	9,808	9,973
Deferred revenue	4,247	3,970

Total current liabilities	18,950	19,813
Long-term debt	69,433	89,136
Other long-term liabilities	1,619	1,999

Total liabilities	90,002	110,948
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2010 and 2009.
Issued: zero shares at December 31, 2010 and 2009	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2010 and 2009.
Issued: 45,440,839 and 37,755,254 shares at December 31, 2010 and 2009, respectively	45	39
Additional paid-in capital	450,039	384,565
Accumulated deficit	(383,853)	(322,694)

Total stockholders’ equity	66,231	61,910

Total liabilities and stockholders’ equity	$156,233	$172,858

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Revenue	$96,966	$66,032	$36,059
Cost of revenue	53,240	47,735	40,643

Gross profit (loss)	43,726	18,297	(4,584)
Operating expenses:
Research and development	16,566	13,231	13,104
General and administrative	26,667	26,842	23,750
Sales and marketing	34,695	37,583	39,734
Restructuring and impairment of assets	4,431	—	8,170

Total operating expenses	82,359	77,656	84,758

Operating loss	(38,633)	(59,359)	(89,342)

Interest income	168	241	1,795
Interest expense	(22,694)	(13,226)	(7,224)

Net loss	$(61,159)	$(72,344)	$(94,771)

Net loss per share basic and diluted	$(1.54)	$(2.43)	$(3.43)

Weighted-average number of shares used in calculating net loss per share	39,607,899	29,727,106	27,611,003

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Accumulated	Subscription	Stockholders’
	Shares	Amount	Capital	Deficit	Receivable	Equity

Balance at December 31, 2007	27,223,820	$28	$247,835	$(155,579)	$(9)	$92,275
Exercise of options to purchase common stock	532,763	1	1,237	—	9	1,247
Issuance for employee stock purchase plan	18,338	—	190	—	—	190
Issuance of restricted stock	4,000	—	1	—		1
Stock based compensation expense	—	—	3,352	—	—	3,352
Allocation of fair value of convertible debt to equity	—	—	25,812	—	—	25,812
Net loss	—	—	—	(94,771)	—	(94,771)

Balance at December 31, 2008	27,778,921	$29	$278,427	$(250,350)	$—	$28,106
Exercise of options to purchase common stock	191,232	—	577	—	—	577
Issuance for employee stock purchase plan	29,442	—	273	—	—	273
Stock based compensation expense	—	—	4,161	—	—	4,161
Issuance of common stock, net of offering costs of $4.6 million	9,755,659	10	95,454	—	—	95,464
Issuance of warrants in connection with debt	—	—	5,673	—	—	5,673
Net loss	—	—	—	(72,344)	—	(72,344)

Balance at December 31, 2009	37,755,254	$39	$384,565	$(322,694)	$—	$61,910
Exercise of options to purchase common stock	470,561	—	3,040	—	—	3,040
Issuance for employee stock purchase plan	15,024	—	229	—	—	229
Stock based compensation expense	—	—	5,025	—	—	5,025
Issuance of common stock, net of offering costs of $2.3 million	3,450,000	3	45,446	—	—	45,449
Exercise of warrants to purchase common stock	3,750,000	3	11,734	—	—	11,737
Net loss	—	—	—	(61,159)	—	(61,159)

Balance at December 31, 2010	45,440,839	$45	$450,039	$(383,853)	$—	$66,231

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities
Net loss	$(61,159)	$(72,344)	$(94,771)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,077	5,222	6,375
Amortization of debt discount	13,265	5,585	2,693
Stock based compensation expense	5,064	4,202	3,368
Provision for bad debts	3,317	5,020	4,264
Restructuring and impairment of assets	4,432	—	8,170
Non cash interest expense	1,779	677	916
Changes in operating assets and liabilities:
Accounts receivable	(5,196)	(6,972)	(12,491)
Inventories	(1,343)	5,843	(8,880)
Prepaid expenses and other current assets	348	696	(565)
Other assets	33	(50)	2
Accounts payable and accrued expenses	(1,139)	1,487	4,825
Other long term liabilities	(380)	(282)	2,456
Deferred revenue	277	1,593	1,027

Net cash used in operating activities	(35,625)	(49,323)	(82,611)

Cash flows from investing activities
Purchases of property and equipment	(6,549)	(3,140)	(10,047)
Net cash used in investing activities	(6,549)	(3,140)	(10,047)

Cash flows from financing activities
Net proceeds from issuance of debt	(468)	56,879	81,484
Principal payments of long term debt	(32,500)	(27,500)	(28,173)
Proceeds from payment of subscription receivable	—	—	9
Proceeds from exercise of warrants	11,737	—	—
Proceeds from issuance of common stock	48,683	94,417	1,413

Net cash provided by financing activities	27,452	123,796	54,733

Net increase (decrease) in cash and cash equivalents	(14,722)	71,333	(37,925)
Cash and cash equivalents, beginning of year	127,996	56,663	94,588

Cash and cash equivalents, end of year	$113,274	$127,996	$56,663

Supplemental disclosure of cash flow information
Cash paid for interest	$8,087	$6,823	$4,018
Cash paid for taxes	$11	$—	$—
Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of Facility Agreement	$—	$6,065	$—

See accompanying notes

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2010, 2009 and 2008

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures related to the fair value measurement of certain of its assets and liabilities. FASB ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also describes three levels of inputs that may be used to measure the fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 31, 2010 and 2009 are cash equivalents which are based on Level 1 inputs.

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

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of ninety days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost. This approximates their fair values. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $0.2 million at December 31, 2010 and 2009.

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

The components of accounts receivable are as follows:

	As of
	December 31,
	2010	2009
	(In thousands)

Trade receivables	$22,273	$22,152
Allowance for doubtful accounts	(5,432)	(7,190)

	$16,841	$14,962

Bad debt expense for the years ended December 31, 2010, 2009 and 2008 amounted to $3.3 million, $5.0 million, and $4.3 million, respectively.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost at December 31, 2010 and 2009. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for Personal Diabetes Managers (“PDMs”) and OmniPods include raw material, labor and manufacturing overhead. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company assesses whether the different elements qualify for separate accounting. The Company recognizes revenue for the initial shipment to a patient or other third party once all elements have been delivered.

The Company offers a 45-day right of return for its Starter Kits sales, and it defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of initial sales to new customers.

When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes the agreement fee from Abbott over the initial 5-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed by Insulet in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. In July 2010, the Company entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment Abbott agreed to pay certain amounts to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. The Company recognizes the revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient. In the years ended December 31, 2010 and 2009, the Company recognized $5.4 million and $7.1 million, respectively, of revenue related to the amended Abbott agreement. The decrease from 2009 is attributable to amounts received from Abbott related to PDM upgrades for existing patients. There was no impact to cost of revenue related to this agreement.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had deferred revenue of $4.8 million and $5.1 million as of December 31, 2010 and 2009, respectively. The deferred revenue recorded was comprised of product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement.

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

Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that accounted for more than 10% of gross accounts receivable at December 31, 2010 or 2009.

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

Income Taxes

FASB ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2010, the Company had $0.2 million of unrecognized tax benefits. As of December 31, 2009, the Company has $0.1 million of unrecognized tax benefits recorded.

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

The Company continues to apply the minimum value method in future periods to equity awards outstanding that were originally measured using this method. The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company determines the intrinsic value of restricted stock and restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. As the Company’s initial public offering was completed in May 2007, it does not have a history of market prices of its common stock, and as such estimates volatility in accordance with Securities and Exchange Commission’s Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), using historical volatilities of similar public entities. The expected life of the awards is estimated based on the “SEC Shortcut Approach” as defined in SAB 107, which is the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

See Note 11 for a summary of the stock option activity under the Company’s stock-based employee compensation plan.

Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17 thereby amending FASB ASC 605 for revenue recognition related to the milestone method of revenue recognition. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development arrangements. A company may make an accounting policy election to use the milestone method of revenue recognition for transactions within the scope of the amendments. The amendments will be effective in fiscal years beginning on or after June 15, 2010. The Company will adopt the amendments on January 1, 2011 on a prospective basis. The Company believes the adoption of ASU No. 2010-17 will have no material effect on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13 (formerly Emerging Issues Task Force, or EITF, No. 08-1) on ASC 605 for revenue recognition related to multiple-deliverable revenue arrangements. ASU No. 2009-13 provides amendments to the existing criteria for separating consideration in multiple-deliverable arrangements. The amendments establish a selling price hierarchy for determining the selling price of a deliverable, eliminate the residual method of allocation of arrangement consideration to all deliverables and require the use of the relative selling price method in the allocation of arrangement consideration to all deliverables, require the determination of the best estimate of a selling price in a consistent manner, and significantly expand the disclosures related to the multiple-deliverable revenue arrangements. The amendments will be effective in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. The Company will adopt the amendments on January 1, 2011 on a prospective basis. The Company believe the adoption of ASU No. 2009-13 will have no material effect on its financial statements.

3.	Restructuring Expenses and Impairments of Assets

Restructuring Expenses

In December 2008, the Company recorded restructuring charges of $8.2 million for the impairment of certain manufacturing equipment no longer in use as well as workforce reduction and related costs. As part of the Company’s strategic goal to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company transitioned the manufacturing of completed OmniPods to Flextronics International Ltd., located in China. The Company determined that it would no longer use certain manufacturing equipment located in its Bedford facility. In addition, this transition resulted in a reduction in workforce of approximately 30 employees, mainly in the manufacturing and quality departments. As a result of these actions, the Company recorded a non-cash charge of $7.4 million related to impairments of assets and $0.8 million in workforce and related charges. The Company took no restructuring actions in 2010.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2009, the Company recorded a charge to operating expenses of $0.6 million for workforce reduction and related costs as part of the Company’s continued focus on aligning the Company’s infrastructure. This focus resulted in a reduction of workforce of approximately 30 employees throughout the organization, including certain members of senior management. As the reduction was not considered a restricting the related costs remain in the specific operating expense lines. At December 31, 2010, the Company has no accrued severance related to the workforce reduction.

During the year, the Company determined that certain amounts related to manufacturing equipment for its next generation Omnipod would not be used in the final product and the Company recorded an impairment charge of approximately $1.0 million. In addition, the Company terminated certain other projects related to its existing Omnipod as the Company focused primarily on the introduction of its next generation product. As a result, the Company recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. The Company had no new restructuring or impairment activity in the year ended December 31, 2009.

At December 31, 2008, the Company’s accrued expense for restructuring was $0.6 million for final payments of severance which were fully utilized during 2009. The Company had no accrued restructuring at December 31, 2010.

4.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. During the year ended December 31, 2008, the Company issued 4,000 shares of restricted common stock. The restricted common stock vests over 2 years. At December 31, 2010, 3,556 shares were vested and 444 shares were unvested. At December 31, 2009 1,780 shares were vested and 2,220 shares were unvested. At December 31, 2008, 4,000 shares of restricted common stock were unvested. During the year ended December 31, 2010, the Company issued 399,999 restricted stock units to employees. The restricted stock units vest over 3 years. During the year ended December 31, 2010, 44,000 shares were forfeited and 355,999 shares remain unvested at December 31, 2010. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2010, 2009 and 2008, all potential common shares have been excluded from the computation of the diluted net loss per share for all

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periods presented because the effect would have been antidilutive. Potential common share equivalents consist of the following:

	Year Ended December 31,
	2010	2009	2008

Convertible debt	3,981,969	3,981,969	3,981,969
Unvested restricted common shares	444	2,220	4,000
Unvested restricted stock units	355,999	—	—
Outstanding options and ESPP	3,018,469	3,542,590	2,933,832
Outstanding warrants	62,752	3,812,752	62,752

Total	7,419,633	11,339,531	6,982,553

5.	Inventories

Inventories consist of the following:

	As of
	December 31,
	2010	2009
	(In thousands)

Raw materials	$1,892	$1,657
Work-in-process	2,378	496
Finished goods	7,160	7,933

	$11,430	$10,086

The Company is currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd. The Company produces certain sub-assemblies for the OmniPod as well as maintains packaging operations in its facility in Bedford, Massachusetts. The Company purchases complete OmniPods from Flextronics. Inventories of finished goods were held at cost at December 31, 2010 and 2009.

6.	Property and Equipment

Property and equipment consist of the following:

	Estimated	As of
	Useful Life	December 31,
	(Years)	2010	2009
		(In thousands)

Machinery and equipment	3-5	$15,260	$16,019
Lab equipment	2	1,341	—
Construction in process	—	3,550	2,705
Computers	3	2,673	2,405
Software	3	4,172	3,987
Leasehold improvement	*	2,252	2,247
Office furniture and fixtures	5	1,642	1,664

Total property and equipment		$30,890	$29,027
Less: Accumulated depreciation		(18,368)	(13,545)

Total		$12,522	$15,482

*	Lesser of lease or useful life of asset

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense related to property and equipment was $5.1 million, $5.2 million, and $6.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded $0.2 million, $0.1 million, and $0.4 million of capitalized interest for the years ended December 31, 2010, 2009 and 2008, respectively.

Construction in process mainly consists of machinery and equipment in the process of being constructed for use in the Company’s automated manufacturing process. Depreciation on the machinery and equipment does not begin until the machinery and equipment are installed and integrated into the manufacturing process.

7.	Accrued Expenses

Accrued expenses consist of the following:

	As of
	December 31,
	2010	2009
	(In thousands)

Employee compensation and related items	$4,481	$4,552
Professional and consulting services	1,627	1,571
Interest expense	190	425
Warranty reserve	880	928
Training	436	384
Other	2,194	2,113

Total accrued expenses	$9,808	$9,973

Product Warranty Costs

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)

Balance at the beginning of year	$1,820	$2,268
Warranty expense	2,082	3,373
Warranty claims settled	(2,029)	(3,821)

Balance at the end of the year	$1,873	$1,820

Composition of balance:
Short-term	880	928
Long-term	993	892

Total warranty balance	$1,873	$1,820

8.	Facility Agreement and Common Stock Warrants

In March 2009, the Company entered into a Facility Agreement with certain institutional investors, pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Following the initial disbursement of $27.5 million on March 31,

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the Company could, but was not required to, draw down on the facility in $6.5 million increments at any time until November 2010, provided that the Company met certain financial performance milestones. In connection with this financing, the Company paid Deerfield Management Company, L.P., an affiliate of the lead lender, a one-time transaction fee of $1.2 million. Total financing costs, including the transaction fee, were $3.0 million and were being amortized as interest expense over the 42 month term of the Facility Agreement.

In connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of the Company’s common stock at an exercise price of $3.13 per share. Pursuant to the original terms of the Facility Agreement, the Company would have been required to issue additional warrants to purchase 1.5 million shares upon drawing down the remaining $32.5 million under the facility. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan.

The amounts initially drawn under the Facility Agreement accrued interest at a rate of 9.75% per annum, and the undrawn amounts under the Facility Agreement accrued interest at a rate of 2.75% per annum. Accrued interest was payable quarterly in cash in arrears.

In September 2009, the Company entered into an Amendment to the Facility Agreement whereby the Company repaid the $27.5 million of outstanding debt and at that time drew down the remaining $32.5 million available under the Facility Agreement. The lenders eliminated all future performance milestones associated with the remaining $32.5 million available on the credit facility and reduced the annual interest rate on any borrowed funds to 8.5%. In connection with the Amendment to the Facility Agreement, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of the Company’s common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of the Company’s common stock of $10.28 on that date. The Company recorded the $1.9 million as additional paid-in capital and debt discount and amortized it to interest expense over the remaining term of the loan. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares.

All principal amounts outstanding under the Facility Agreement were payable in September 2012. Any amounts drawn under the Facility Agreement would become immediately due and payable upon (i) an “event of default,” as defined in the Facility Agreement, in which case the lenders would have the right to require the Company to re-pay 100% of the principal amount of the loan, plus any accrued and unpaid interest thereon, or (ii) the consummation of certain change of control transactions, in which case the lenders would have the right to require the Company to re-pay 106% of the outstanding principal amount of the loan, plus any accrued and unpaid interest thereon. The amended Facility Agreement also provided for certain prepayment penalties in the event that the Company repaid the debt prior to its maturity.

In June 2010, the Company entered into a Second Amendment to the Facility Agreement whereby the Company paid a $0.5 million amendment fee to the lenders in exchange for the reduction of the prepayment penalties as well as the modification of certain other terms in the Facility Agreement. The fee was recorded as additional debt discount and was being amortized to interest expense over the remaining term of the loan.

All references herein to the “Facility Agreement” refer to the Facility Agreement entered into in March 2009 and amended in September 2009 and June 2010 and repaid in December 2010.

Because the consummation of certain change of control transactions would result in the payment of a premium of the outstanding principal, the premium feature was a derivative that was required to be bifurcated from the host debt instrument and recorded at fair value at each quarter end. As a prepayment penalty would be paid by the Company in the event that the Company repaid the debt prior to maturity, the prepayment penalty was also considered a derivative. The prepayment penalty did not meet the criteria to be accounted for separately. Any changes in fair value of the premium feature would be recorded as interest expense. The

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between the face value of the outstanding principal on the Facility Agreement and the amount remaining after the bifurcation would be recorded as a discount to be amortized over the term of the Facility Agreement.

In December 2010, the Company paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. The Company recorded a non-cash interest charge of $7.0 million in the fourth quarter related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt.

In the year ended December 31, 2010, the Company recorded approximately $3.3 million of cash interest related to the Facility Agreement, including the prepayment penalty, compared to $2.5 million for the year ended December 31, 2009. In addition, in the year ended December 31, 2010, non-cash interest of approximately $9.6 million was recorded, compared to $1.5 million for the year ended December 31, 2009. Non-cash interest in the year ended December 31, 2010 consisted of amortization and extinguishment of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009, amortization of the transaction fee in connection with the amendment in June 2010 and amortization of the issuance costs associated with the debt. Non-cash interest in the year ended December 31, 2009 consisted of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009 and amortization of the issuance costs associated with the debt.

As of December 31, 2010, all warrants to acquire 3.75 million shares of the Company’s common stock issued in connection with the Facility Agreement were exercised.

9.	Convertible Notes and Repayment and Termination of Term Loan

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company incurred interest expense of approximately $10.0 million and $9.4 million for the years ended December 31, 2010 and 2009, respectively, related to the 5.375% Notes. Of the $10.0 million recorded in the year ended December 31, 2010, approximately $4.9 million relates to amortization of the debt discount, $0.5 million relates to the amortization of deferred financing costs, and $4.6 million relates to cash interest. Of the $9.4 million recorded in the year ended December 31, 2009, approximately $4.3 million relates to amortization of the debt discount, $0.5 million relates to the amortization of deferred financing costs, and $4.6 million relates to cash interest. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the amount allocated to equity. The remainder is recorded in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the notes.

As of December 31, 2010, the outstanding amounts related to the 5.375% Notes of $69.4 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $15.6 million. As of December 31, 2009, the outstanding amounts related to the 5.375% Notes of $64.5 million are included in long-term debt and reflect the debt discount of $20.5 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the 5 year term of the notes. The Company recorded $5.0 million of interest expense related to the debt discount in the year ended December 31, 2010. As of December 31, 2010, the 5.375% Notes have a remaining life of 2.5 years.

The Company received net proceeds of approximately $81.5 million from the debt offering. Approximately $23.2 million of the proceeds from this offering was used to repay and terminate the Company’s then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. The Company is using the remainder for general corporate purposes. The Company incurred interest expense of approximately $1.5 million on the term loan prior to its termination in the year ended December 31, 2008. The Company incurred no interest on the term loan in the years ended December 31, 2010 and December 31, 2009. The term loan was subject to a loan origination fee of $0.9 million, which was recorded in the consolidated balance sheet and was amortized as a component of interest expense over the term of the loan. The remaining balance of deferred financing costs of approximately $0.6 million was written off at the repayment and termination date. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. The Company recorded the $0.8 million fair value of the warrants as a discount to the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value. The difference between the amount paid, including the prepayment fee, and the carrying value of the term loan, including the remaining deferred financing costs and

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unamortized warrants to purchase common stock, was recognized as a $1.5 million loss from early extinguishment of the term loan.

Warrants

In connection with the term loan with Lighthouse Capital Partners and a group of lenders led by Merrill Lynch Capital, the Company issued warrants to the lenders to purchase shares of its redeemable convertible preferred stock. Prior to the Company’s initial public offering, these warrants were recorded as “warrants to purchase shares subject to redemption” in current liabilities in accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity.

All outstanding warrants to purchase shares of the Company’s preferred stock were converted into warrants to purchase shares of its common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share. As of December 31, 2010, warrants to purchase 62,752 shares of the Company’s common stock remained outstanding at an exercise price per share of $9.56. These warrants will expire on December 27, 2013. The Company recorded $0.8 million as the fair value of the warrants issued in connection with the term loan as a discount to the term loan. The fair value of the warrants was being amortized to interest expense over the 42-month life of the term loan. Upon repayment and termination of the term loan, the Company recognized approximately $0.5 million as interest expense for the unamortized balance of the warrants’ fair value.

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

Operating Leases

The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In 2008, the Company extended the lease of its Bedford, Massachusetts headquarters facility containing research and development and manufacturing space, and in 2010 the Company extended the lease of its additional office space in Bedford. Following the extensions, the leases expire in September 2014. The leases contain a five year renewal option and escalating payments over the life of the lease. The Company also leases warehouse facilities in Billerica, Massachusetts. This lease expires in December 2012.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company leases its corporate offices under long-term leases with a five-year renewal option. The Company leases its warehouse facility under a long-term lease with a five-year renewal option. The aggregate future minimum lease payments of these leases as of December 31, 2010, are as follows (in thousands):

Minimum
Year	Lease Payments

2011	755
2012	755
2013	657
2014	493
2015	—
Thereafter	—

Total	$2,660

Rent expense of approximately $0.9 million, $0.8 million, and $0.8 million was charged to operations in the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method, and are included in other long-term liabilities in the accompanying consolidated balance sheet. There was no deferred rent for the years ended December 31, 2010 and December 31, 2009.

Legal Proceedings

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents, and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company does not expect this litigation to have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any financial exposure at December 31, 2010.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2009, in connection with the Facility Agreement entered into with certain institutional accredited investors, the Company issued warrants to purchase 3,750,000 shares of its common stock at an exercise price of $3.13 per share. The warrants were exercised in the year ended December 31, 2010 and the Company received approximately $11.7 million in proceeds. In connection with the Amendment to the Facility Agreement in September 2009, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share. The Company received aggregate proceeds of $27.5 million in connection with the sale of those shares.

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

In December 2010, in a public offering, the Company issued and sold 3,000,000 shares of its common stock at a price of $13.27 per share. The Company issued and sold an additional 450,000 shares of common stock at a price of $13.27 per share pursuant to the underwriters’ exercise of their over-allotment option. In connection with the offering, the Company received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses.

The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the years ended December 31, 2010, 2009 and 2008 was $5.0 million, $4.2 million, and $3.4 million, respectively, and was calculated based on awards ultimately expected to vest. At December 31, 2010, the amount of stock-based compensation capitalized as part of inventory was not material. At December 31, 2010, the Company had $10.8 million of total unrecognized compensation expense.

Stock Options

In May 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s board of directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. The Company had originally reserved 535,000 shares of common stock for issuance under the 2007 Plan, which amount will be increased on each January 1 through January 1, 2012, by a number of shares

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equal to the lesser of 3% of the number of shares of common stock of the Company outstanding as of the immediately preceding December 31, or 725,000 shares. In addition, in May 2008, shares available for grant under the 2007 Plan were increased by 600,000 shares. At December 31, 2010, 1,021,097 options were available for future grants.

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

Activity under the Company’s Stock Option Plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)
			(In thousands)

Balance, December 31, 2009	3,542,590	$8.36
Granted	345,000	14.85
Exercised	(470,561)	6.46	$3,848	(1)
Canceled	(398,560)	13.29

Balance, December 31, 2010	3,018,469	8.74	21,508	(2)

Vested, December 31, 2010	1,876,259	7.85	15,143	(2)
Vested and expected to vest, December 31, 2010(3)	2,584,886		18,992	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2010, 2009 and 2008, was $3.8 million, $1.1 million and $7.9 million, respectively.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2010, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of December 31, 2010, plus the number of unvested options expected to vest as of December 31, 2010, based on the unvested options outstanding at December 31, 2010, adjusted for the estimated forfeiture rate of 16%.

At the time of grant, options granted under the 2000 Plan are typically immediately exercisable, but subject to restrictions. Therefore, under the 2000 Plan, the number of options exercisable is greater than the number of options vested until all options are fully vested. At December 31, 2010, there were 3,018,469 options outstanding with a weighted average exercise price of $8.74 and a weighted average remaining contractual life of 6.8 years. At December 31, 2010, there were 1,884,365 options exercisable with a weighted average exercise price of $7.88 and a weighted average remaining contractual life of 5.8 years.

The Company recognizes compensation expense for all share-based payment awards made to its employees, directors and consultants. Stock-based compensation expense recognized is based on the value of

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the portion of stock-based awards that is ultimately expected to vest. The Company recognizes the value of stock-based compensation to expense using the straight-line method.

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

	Year Ended December 31,
	2010	2009	2008

Risk-free interest rate	1.47 - 3.05%	1.80-2.80%	1.71 - 3.30%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	0	0	0
Expected volatility	71 - 78%	71 - 76%	52 - 61%

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

The weighted average grant date fair value of options granted for the year ended December 31, 2010, 2009 and 2008 was $9.92, $4.52, and $7.15, respectively. Employee stock-based compensation expense related to stock options recognized in the year ended December 31, 2010, 2009 and 2008 was $4.0 million, $4.2 million, and $3.4 million, respectively, and was calculated based on awards ultimately expected to vest. At December 31, 2010, the amount of stock-based compensation capitalized as part of inventory was not material.

At December 31, 2010, the Company had $6.5 million of total unrecognized compensation expense related to stock options under FASB ASC 718-10 that will be recognized over a weighted-average period of 1.2 years.

2007 Employee Stock Purchase Plan

The 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the board of directors and approved by stockholders in April 2007 and became effective upon the closing of the initial public offering in May 2007. The 2007 ESPP authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All employees who have been employed by the Company for at least six months and whose customary employment is for more than 20 hours a week are eligible to participate in the 2007 ESPP. Any employee who owns 5% or more of the voting power or value of shares of the Company’s common stock is not eligible to purchase shares under the 2007 ESPP.

The Company will make one or more offerings each year to employees to purchase stock under the 2007 ESPP. Offerings usually begin on each January 1 and July 1 and will continue for six-month periods, referred to as offering periods. Each employee eligible to participate on the date of the closing of the initial public offering was automatically deemed to be a participant in the initial offering period.

Each employee who is a participant in the Company’s 2007 ESPP may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of shares of common stock, valued at the start of the purchase period, under the 2007 ESPP in any calendar year.

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

The Company issued 15,024 shares of common stock in 2010, 29,442 shares of common stock in 2009, and 18,338 shares of common stock in 2008 to employees participating in the 2007 ESPP. The Company recorded $34,000, $41,000 and $29,000 of stock-based compensation expense related to the 2007 ESPP for the years ended December 31, 2010, 2009 and 2008, respectively.

Restricted Stock Units

In the year ended December 31, 2010, the Company awarded 399,999 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over three years from the grant date. The restricted stock units granted have a weighted average fair value of $14.99 based on the closing price of the Company’s common stock on the date of grant with a weighted average remaining contractual term of 9.2 years. The restricted stock units were valued at approximately $6.0 million at their grant dates, and the Company is recognizing the compensation expense of the restricted stock units expected to vest over the three year vesting period. Approximately $1.0 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the year ended December 31, 2010, and approximately $4.3 million of the fair value of the restricted stock units remained unrecognized as of December 31, 2010. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. None of the restricted stock units awarded to employees vested during the year ended December 31, 2010.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares	Fair Value

Balance, December 31, 2009	—	$—
Granted	399,999	14.99
Vested	—	—
Forfeited	(44,000)	15.03

Balance, December 31, 2010	355,999	$14.99

Stock-based Compensation Associated with Awards for Non-Employees

Restricted Stock Awards for Non-Employees

During the year ended December 31, 2008, the Company granted 4,000 shares of restricted common stock from the 2007 Plan to a non-employee. The restricted shares granted had a weighted average fair value of $8.04 based on the closing price of the Company’s common stock on the date of grant. The intrinsic value of these shares was measured using the closing price on the date of grant. Of the shares awarded, 1,776 shares of restricted stock vested in the year ended December 31, 2010, 1,780 shares of restricted stock vested in the year ended December 31, 2009 and the remaining 444 unvested shares will vest in 2011. The shares were valued at approximately $32,000 at their grant date, and the Company is recognizing the compensation expense over the two year vesting period. Approximately $17,000 and $15,000 of stock-based compensation expense related to the vesting of restricted stock was recognized in the years ended December 31, 2010 and 2009, respectively.

The total fair value of the restricted shares at December 31, 2010 was approximately $32,000. The stock-based compensation cost is being recognized over a weighted average period of 2 years.

The following table summarizes the status of the Company’s restricted shares:

		Weighted
	Number of	Average
	Shares	Fair Value

Balance, December 31, 2009	2,220	$8.04
Granted	—	—
Vested	(1,776)	8.04
Forfeited	—	—

Balance, December 31, 2010	444	$8.04

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Insulet 401(k) Retirement Plan is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following 30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, from 1% to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the plan. During 2010, the Company offered a discretionary match of 25% of the first 4% of an employee’s salary that was contributed to the 401(k) plan. The Company match vests over a four-year period (25% per year). The total amount contributed by the Company was $0.1 million, $0.1 million, and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

13.	Income Taxes

The Company accounts for income taxes under FASB ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2010	2009

Tax at U.S. statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.48)	(5.33)
Tax credits	(0.80)	0.18
State apportionment	7.98	—
Change in valuation allowance	27.14	41.52
Other	3.16	(2.37)

	—%	—%

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$125,814	$113,462
Start up expenditures	2,422	3,424
Tax credits	6,172	5,685
Gain/loss on impairments	4,066	2,915
Bad debt	2,032	2,828
Other	5,018	2,576
Deferred tax liabilities:
Prepaids	(270)	(231)
Depreciation	(1,401)	(1,157)
Amortization of debt discount	(5,825)	(8,070)

	138,028	121,432
Valuation allowance	$(138,028)	$(121,432)

	$—	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $138.0 million valuation allowance at December 31, 2010, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2009, because realization of any future tax benefit was not sufficiently assured. In the year ended December 31, 2010, the Company’s valuation allowance increased by $16.6 million from the balance at December 31, 2009 of $121.4 million.

At December 31, 2010, the Company had approximately $324.1 million, $15.5 million and $6.2 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 for federal tax purposes and began to expire in 2005 for state tax purposes. At December 31, 2009, the Company had approximately $280.1 million, $18.2 million and $5.7 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Data (Unaudited)

	2009 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$20,211	$18,735	$14,617	$12,469
Gross profit	$7,334	$5,799	$3,169	$1,995
Net loss	$(15,538)	$(16,922)	$(20,239)	$(19,645)
Net loss per share	$(0.44)	$(0.60)	$(0.73)	$(0.71)

	2010 Quarters Ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)

Revenue	$27,767	$25,455	$22,937	$20,807
Gross profit	$13,826	$11,629	$9,886	$8,385
Net loss	$(20,858)	$(12,100)	$(13,711)	$(14,491)
Net loss per share	$(0.50)	$(0.30)	$(0.36)	$(0.38)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our accounts receivable reserve accounts:

		Additions
	Balance	Charged to
	Beginning of	Costs and		Balance At End
Classifications	Period	Expenses	Deductions	of Period
	(In thousands)

Year Ended December 31, 2010
Allowance for doubtful accounts	$7,190	$3,317	$5,075	$5,432

Year Ended December 31, 2009
Allowance for doubtful accounts	$3,800	$5,020	$1,630	$7,190

Year Ended December 31, 2008
Allowance for doubtful accounts	$1,209	$4,264	$1,673	$3,800