Form 10-Q
period 2011-03-31
INSULET CORP
filed 2011-05-10
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 4, 2011, the registrant had 45,964,642 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$104,488	$113,274
Accounts receivable, net	15,009	16,841
Inventories	12,199	11,430
Prepaid expenses and other current assets	1,841	912

Total current assets	133,537	142,457
Property and equipment, net	14,256	12,522
Other assets	1,133	1,254

Total assets	$148,926	$156,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,213	$4,895
Accrued expenses	8,742	9,808
Deferred revenue	1,842	4,247

Total current liabilities	16,797	18,950
Long-term debt	70,857	69,433
Other long-term liabilities	1,492	1,619

Total liabilities	89,146	90,002
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2011 and December 31, 2010. Issued and outstanding: zero shares at March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2011 and December 31, 2010. Issued and outstanding: 45,829,569 and 45,440,839 shares at March 31, 2011 and December 31, 2010, respectively	46	45
Additional paid-in capital	453,435	450,039
Accumulated deficit	(393,701)	(383,853)

Total stockholders’ equity	59,780	66,231

Total liabilities and stockholders’ equity	$148,926	$156,233

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands, except share and per share
Revenue	$28,258	$20,807
Cost of revenue	14,725	12,422

Gross profit	13,533	8,385
Operating expenses:
Research and development	4,589	3,847
General and administrative	7,211	6,959
Sales and marketing	9,006	8,309

Total operating expenses	20,806	19,115

Operating loss	(7,273)	(10,730)

Interest income	37	24
Interest expense	(2,612)	(3,785)

Other expense, net	(2,575)	(3,761)

Net loss	$(9,848)	$(14,491)

Net loss per share basic and diluted	$(0.22)	$(0.38)

Weighted average number of shares used in calculating basic and diluted net loss per share	45,583,242	37,888,258

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(9,848)	$(14,491)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,163	1,438
Amortization of debt discount	1,424	1,789
Stock-based compensation expense	1,961	1,311
Provision for bad debts	367	1,083
Non cash interest expense	121	217
Changes in operating assets and liabilities:
Accounts receivable	1,465	(1,327)
Inventories	(770)	3,486
Prepaid expenses and other current assets	(930)	(769)
Accounts payable and accrued expenses	(287)	(2,437)
Deferred revenue	(2,405)	557
Other long term liabilities	(127)	(35)

Net cash used in operating activities	(7,866)	(9,178)

Cash flows from investing activities
Purchases of property and equipment	(2,897)	(1,090)

Net cash used in investing activities	(2,897)	(1,090)

Cash flows from financing activities
Proceeds from issuance of common stock, net of offering expenses	1,977	610

Net cash provided by financing activities	1,977	610

Net decrease in cash and cash equivalents	(8,786)	(9,658)
Cash and cash equivalents, beginning of period	113,274	127,996

Cash and cash equivalents, end of period	$104,488	$118,338

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$681

Non-cash financing activities
Unissued restricted stock units	$(538)	$—
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
     In January 2010, the Company entered into a five year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. Through the Company’s partnership with Ypsomed, the OmniPod System is now available in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway, and Switzerland. The Company expects that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the last half of 2011 or 2012. In February 2011, the Company entered into a distribution agreement with GlaxoSmithKline Inc., or GSK, to become the exclusive distributor of the OmniPod System in Canada. The Company expects that GSK will begin distributing the OmniPod System, subject to approved reimbursement, in the second quarter of 2011.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other subsequent interim period.
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Inventories
     Inventories are held at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost as of March 31, 2011 and December 31, 2010. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. Costs for PDMs and OmniPods include raw material, labor and manufacturing overhead. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

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
Warranty
     The Company provides a four year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty reserves at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new versions of existing products, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
Revenue Recognition
     The Company generates nearly all of its revenue from sales of its OmniPod Insulin Management System to diabetes patients and third-party distributors who resell the product to diabetes patients. The initial sale to a new customer or third-party distributor typically includes OmniPods and a Starter Kit, which includes the PDM, the OmniPod System User Guide and the OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.
     Revenue recognition requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectability is reasonably assured. With respect to these criteria:
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
     The Company offers a 45-day right of return for its Starter Kits sales, and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial five year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay an amount to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. In July 2010, the Company entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, Abbott agreed to pay certain amounts to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. The Company recognizes revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient. In the three month periods ended March 31, 2011 and 2010, the Company recognized revenue related to the amended Abbott agreement of $1.2 million and $1.1 million, respectively. There was no impact to cost of revenue related to this agreement.
     The Company had deferred revenue of $2.3 million and $4.8 million as of March 31, 2011 and December 31, 2010, respectively. The deferred revenue recorded as of March 31, 2011 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company maintains the majority of its cash with two accredited financial institutions. Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that accounted for more than 10% of gross accounts receivable as of March 31, 2011 or December 31, 2010.

Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, and other considerations, management has determined that the primary form of internal reporting is aligned with the offering of the OmniPod System. Therefore, the Company believes that it operates in one segment.
Income Taxes
     FASB Accounting Standard Codification, or ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecogniton, classification, interest and penalties, accounting in interim periods, and disclosure and transition.
     The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2011, interest and penalties are immaterial to the consolidated financial statements.
Stock-Based Compensation
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
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. The Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.
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
     Prior to April 1, 2006, the exercise prices for options granted were set by the Company’s board of directors based upon guidance set forth by the American Institute of Certified Public Accountants. The board considered a number of factors in determining the option price, including the following factors: (1) prices for the Company’s preferred stock, which the Company had sold to outside investors in arm’s-length transactions, and the rights, preferences and privileges of the Company’s preferred stock and common stock in the Series A through Series E financings, (2) obtaining FDA 510(k) clearance, (3) launching the OmniPod System and (4) achievement of budgeted revenue and results.
     The Company retrospectively estimated the fair value of its common stock based upon several factors, including the following factors: (1) operating and financial performance, (2) progress and milestones attained in the business, (3) past sales of convertible preferred stock, (4) the results of the retrospective independent valuations and (5) the expected valuation obtained in an initial public offering. The Company believes this to have been a reasonable methodology based on the factors above and based on several arm’s-length transactions involving the Company’s stock supportive of the results produced by this valuation methodology.
     See Note 9 for a summary of the stock option activity under our stock-based employee compensation plan.
3. Long Term Debt
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
     The Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense over the five year term of the 5.375% Notes.
     The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. The Company incurred interest expense related to the 5.375% Notes of approximately $2.7 million for the three months ended March 31, 2011, of which approximately $1.6 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. For the three months ended March 31, 2010, the Company incurred interest expense related to the 5.375% Notes of approximately $2.5 million, of which approximately $1.4 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest.
     As of March 31, 2011, the outstanding amounts related to the 5.375% Notes of $70.9 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $14.1 million. As of December 31, 2010, the outstanding amounts related to the 5.375% Notes of $69.4 million are included in long-term debt and reflect the debt discount of $15.6 million. The debt discount includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date over the five year term of the notes. The Company recorded $1.4 million and $1.2 million of interest expense related to the debt discount in the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the 5.375% Notes have a remaining term of 2.25 years.
     The Company received net proceeds of approximately $81.5 million from this offering. Approximately $23.2 million of the proceeds from this offering was used to repay and terminate the Company’s then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million and a termination fee of $0.9 million. In connection with this term loan, the Company issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of the Company’s initial public offering in May 2007. As of March 31, 2011, warrants to purchase 62,752 shares of common stock remain outstanding and exercisable at a price of $9.56 per share and expire on December 27, 2013.
Facility Agreement and Common Stock Warrants
     In March 2009, the Company entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee, were $3.0 million and were amortized as interest expense over the 42 months of the Facility Agreement.
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
     In September 2009, the Company entered into an Amendment to the Facility Agreement whereby the Company repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement. The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the Amendment to the Facility Agreement, the Company entered into a Securities Purchase Agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of the Company’s common stock of $10.28 on that date. The Company recorded the $1.9 million as a debt discount which was amortized as interest expense over the remaining term of the loan. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.
     In June 2010, the Company entered into a Second Amendment to its Facility Agreement whereby the Company paid a $0.5 million amendment fee in exchange for the reduction of the prepayment penalties and the modification of certain other terms of the Agreement. The fee was recorded as additional debt discount and was amortized as interest expense over the remaining term of the loan.

     In December 2010, the Company paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. The Company recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt.
     In the three months ended March 31, 2010, the Company recorded cash interest related to the Facility Agreement of approximately $0.7 million and non-cash interest of approximately $0.6 million. Non-cash interest in the three months ended March 31, 2010 consists of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009, and amortization of the issuance costs associated with the debt. No interest related to the Facility Agreement was recorded in the three months ended March 31, 2011 as the debt was repaid in December 2010.
     As of March 31, 2011, all warrants to acquire 3.75 million shares of the Company’s common stock issued in connection with the Facility Agreement were exercised.
4. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2011 and 2010, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended
	March 31,
	2011	2010
Convertible notes	3,981,969	3,981,969
Unvested restricted common shares	—	1,776
Unvested restricted stock units	591,677	305,999
Outstanding options	3,087,641	3,505,216
Outstanding warrants	62,752	3,812,752

Total	7,724,039	11,607,712

5. Accounts Receivable
The components of accounts receivable are as follows:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Trade receivables	$20,336	$22,273
Allowance for doubtful accounts	(5,327)	(5,432)

	$15,009	$16,841

6. Inventories
     Inventories consist of the following:

	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Raw materials	$2,304	$1,892
Work-in-process	1,254	2,378
Finished goods	8,641	7,160

	$12,199	$11,430

The Company is currently producing the OmniPod on a partially automated manufacturing line at a facility in China, operated by a subsidiary of Flextronics International Ltd., or Flextronics. The Company produces certain sub-assemblies for the OmniPod and maintains packaging operations in its facility in Bedford, Massachusetts. The Company purchases complete OmniPods from Flextronics. Inventories of finished goods were held at cost at March 31, 2011 and December 31, 2010.
7. Product Warranty Costs
     The Company provides a four year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is estimated and recorded in the period that shipment occurs. The expense is based on the Company’s historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Balance at the beginning of period	$1,873	$1,820
Warranty expense	724	320
Warranty claims settled	(761)	(392)

Balance at the end of the period	$1,836	$1,748

Composition of balance:
Short-term	$848	$770
Long-term	988	978

Total warranty balance	$1,836	$1,748

8. Commitments and Contingencies
Operating Leases
     The Company leases its facilities, which are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In 2008, the Company extended the lease of its Bedford, Massachusetts headquarters facility containing research and development and manufacturing space, and in 2010 the Company extended the lease of its additional office space in Bedford, Massachusetts. Following the extension, the leases expire in September 2014. The leases contain a five year renewal option and escalating payments over the life of the lease. The Company also leases warehouse facilities in Billerica, Massachusetts. This lease expires in December 2012.
     The Company’s operating lease agreements contain scheduled rent increases which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet.
Legal Proceedings
     In August 2010, Becton, Dickinson and Company, or BD, filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents, and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any financial exposure at March 31, 2011.
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
     In December 2010, in a public offering, the Company issued and sold 3,450,000 shares of its common stock at a price of $13.27 per share. In connection with the offering, the Company received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses.
     The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the quarters ended March 31, 2011 and 2010 was $2.0 million and $1.3 million, respectively, and was calculated based on awards ultimately expected to vest. At March 31, 2011, the amount of stock-based compensation capitalized as part of inventory was not material. At March 31, 2011, the Company had $19.1 million of total unrecognized compensation expense related to stock options and restricted stock units.
Stock Options
     The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options(#)	Price($)	Value($)
			(in thousands)
Balance, December 31, 2010	3,018,469	$8.74
Granted	424,000	16.65
Exercised	(330,689)	7.43	$3,667	(1)
Canceled	(24,139)	12.30

Balance, March 31, 2011	3,087,641	$9.94	$33,200

Vested, March 31, 2011	1,684,936	$8.20	$21,110	(2)

Vested and expected to vest, March 31, 2011 (3)	2,572,061		$28,525	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of March 31, 2011, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of March 31, 2011, plus the number of unvested options expected to vest as of March 31, 2011, based on the unvested options outstanding as of March 31, 2011, adjusted for the estimated forfeiture rate of 16%.
     At the time of grant, options granted under the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”) are typically immediately exercisable, but subject to restrictions. Therefore, under the 2000 Plan, the number of options exercisable is greater than the number of options vested until all options are fully vested. At March 31, 2011 there were 3,087,641 options outstanding with a weighted average exercise price of $9.94 per share and a weighted average remaining contractual life of 7.1 years. At March 31, 2011 there were 1,687,813 options exercisable with a weighted average exercise price of $8.21 per share and a weighted average remaining contractual life of 5.7 years.
     Employee stock-based compensation expense related to stock options recognized in the three months ended March 31, 2011 and 2010 was $1.1 million and $1.2 million, respectively, and was based on awards ultimately expected to vest. At March 31, 2011, the Company had $10.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
     As of March 31, 2011 and 2010, no shares were contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2011 and 2010, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
     In the three months ended March 31, 2011, the Company awarded 339,500 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over three years from the grant date. The restricted stock units granted have a weighted average fair value of $17.00 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted were valued at approximately $5.8 million at their grant date, and the Company is recognizing the compensation expense over the three year vesting period. Approximately $0.9 million and $0.1 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three months ended March 31, 2011 and 2010, respectively. Approximately $9.0 million of the fair value of the restricted stock units remained unrecognized as of March 31, 2011. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. During the three months ended March 31, 2011, 88,822 restricted stock units originally granted in March 2010 vested. The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2010	355,999	$14.99
Granted	339,500	17.00
Vested	(88,822)	15.08
Forfeited	(15,000)	15.11

Balance, March 31, 2011	591,677	$16.11

Restricted Common Stock
     During the year ended December 31, 2008, the Company awarded 4,000 shares of restricted common stock to a non-employee. The shares of restricted common stock were granted under the 2007 Plan and vest over two years. The shares of restricted common stock granted had a weighted average fair value of $8.04 per share based on the closing price of the Company’s common stock on the date of grant. The Company recognized the total compensation expense of $32,000 over the two year vesting period.
The following table summarizes the status of the Company’s restricted common stock:

Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2010	444	$8.04
Granted	—	—
Vested	(444)	8.04
Forfeited	—	—

Balance, March 31, 2011	—	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: our historical operating losses; our dependence on the OmniPod System; our ability to achieve and maintain market acceptance of the OmniPod System; our ability to increase customer orders and manufacturing volume; adverse changes in general economic conditions; potential adverse effects of healthcare reform legislation; our ability to raise additional funds in the future; our ability to anticipate and effectively manage risks associated with doing business internationally, particularly in China; our dependence on third-party suppliers; our ability to obtain favorable reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; adverse regulatory or legal actions relating to the OmniPod System; the potential violation of federal or state laws prohibiting “kickbacks” and false and fraudulent claims or adverse effects of challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; our ability to maintain our customer base; our ability to attract and retain key personnel; our ability to manage our growth; potential adverse effects of any acquisitions or investments; our ability to maintain compliance with the restrictions and related to our indebtedness; our ability to successfully maintain effective internal controls; the volatility of the price of our common stock; and other risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 10, 2011 as updated by Part II, Item 1A., “Risk Factors” of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
Overview
     We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System consists of our disposable OmniPod insulin infusion device and our handheld, wireless Personal Diabetes Manager.
     The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System. We have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System in the entire United States. In January 2010, we entered into a five year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries, subject to approved reimbursement. Through our partnership with Ypsomed, the OmniPod System is now available in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the last half of 2011 and 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc., or GSK, to become the exclusive distributor of the OmniPod System in Canada. We expect that GSK will begin distributing the OmniPod System, subject to approved reimbursement, in the second qurter of 2011. We focus our sales initiatives towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients.
     We currently produce the OmniPod on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd., or Flextronics. We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.
     To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod, are important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2011 demand for OmniPods.
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
     Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2011, we incurred net losses of $9.8 million. As of March 31, 2011, we had an accumulated deficit of $393.7 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock and a private placement of our convertible debt and borrowings under certain debt agreements. As of March 31, 2011, we had $85.0 million of convertible debt outstanding.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2011 will be focused primarily on the development, production and regulatory approval of our next generation OmniPod System, the continued reduction in our per-unit production costs on our existing product and the expansion of sales through both domestic and international markets. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
     We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.
Financial Operations Overview
     Revenue. We derive nearly all of our revenue from the sale of the OmniPod System directly to patients and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue is derived from the sale to new customers or third-party distributors of OmniPods and Starter Kits, which include the PDM, the OmniPod System User Guide and our Interactive Training CD, and from the subsequent sales of OmniPods to existing customers. Customers generally order a three-month supply of OmniPods. We are currently selling our product through our partnership with Ypsomed in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in the last half of 2011 or in 2012. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. We expect that GSK will begin distributing the OmniPod System, subject to approved reimbursement, in the second quarter of 2011.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc., or Abbott, for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the five year term of the agreement. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms of the second amendment, Abbott agreed to pay certain amounts to us for services we performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of the sale of the PDM to a new patient. In the three months ended March 31, 2011 and 2010, we recognized $1.2 million and $1.1 million of revenue, respectively, related to the amended Abbott agreement.
     As of March 31, 2011 and December 31, 2010, we had deferred revenue of $2.3 million and $4.8 million, respectively. These amounts include product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2011, we expect our revenue to continue to increase as we gain new customers in the United States and continue expansion in Europe and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes and other risks and uncertainties.
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

     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2011, we expect overall research and development spending to decrease slightly compared to 2010 as we have completed a significant amount of the development work on our next generation Omnipod.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase slightly in 2011 compared to 2010 as we grow our administrative functions to meet the needs of our expanding business.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase slightly compared to 2010 to expedite and support the growth of our business.
Results of Operations
     The following table presents certain statement of operations information for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010%	Change
	(In thousands)
Revenue	$28,258	$20,807	36%
Cost of revenue	14,725	12,422	19%

Gross profit	13,533	8,385
Operating expenses:
Research and development	4,589	3,847	19%
General and administrative	7,211	6,959	4%
Sales and marketing	9,006	8,309	8%

Total operating expenses	20,806	19,115	9%

Operating loss	(7,273)	(10,730)	32%

Other expense, net	(2,575)	(3,761)	32%

Net loss	$(9,848)	$(14,491)	32%

Comparison of the Three Months Ended March 31, 2011 and 2010
Revenue
     Our total revenue was $28.3 million and $20.8 million for the three months ended March 31, 2011 and 2010, respectively. The increase in revenue is primarily due to continued adoption of the OmniPod System by patients in the United States and internationally. We expect our revenue to increase as we continue to add new patients, introduce the OmniPod System in additional territories, and generate a higher volume of reorders based on our expanding patient base.
Cost of Revenue
     Cost of revenue was $14.7 million and $12.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cost of revenue is primarily due to a significant increase in sales volume offset by cost efficiencies related to the bill of material and production volume. Revenue increased by 36% from the three months ended March 31, 2010 to the three months ended March 31, 2011, while cost of revenue increased by 19% in the same period as a result of these cost efficiencies. Gross margin improved by 8% as described by the increased sales and efficiencies above.
Research and Development
     Research and development expenses increased $0.7 million, or 19%, to $4.6 million for the three months ended March 31, 2011, compared to $3.8 million for the same period in 2010. The increase was primarily a result of $0.4 million increase in employee related expenses, of which $0.2 million was from an increase in stock-based compensation, and a $0.3 million increase for materials and equipment utilized in the development of our next generation OmniPod System.

General and Administrative
     General and administrative expenses increased $0.2 million, or 4%, to $7.2 million for the three months ended March 31, 2011, compared to $7.0 million for the same period in 2010. The increase in general and administrative expenses was primarily due to an increase of $0.8 million in employee related expenses including key management additions, merit increases, stock-based compensation of $0.2 million, and a $0.2 million increase in product shipping expenses. These increases were offset by a decrease of $0.7 million in allowances and write-offs of trade accounts receivable.
Sales and Marketing
     Sales and marketing expenses increased $0.7 million, or 8%, to $9.0 million for the three months ended March 31, 2011, compared to $8.3 million for the same period in 2010. The increase in sales and marketing expenses was due to an increase of $0.7 million in employee related expenses including employee additions, merit increases, and a $0.5 million increase in stock-based compensation. The increase is primarily a result of growth within our sales team.
Other Expense, Net
     Net interest expense was $2.6 million for the three months ended March 31, 2011, compared to $3.8 million for the same period in 2010. The decrease in net interest expense was primarily due to cash interest savings of $0.7 million and $0.6 million of non-cash interest savings on our Facility Agreement which was repaid in December 2010.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuance of convertible debt. As of March 31, 2011, we had $104.5 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
     In October 2009, in a public offering, we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with this offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriter discounts and offering expenses.
     In December 2010, we issued and sold 3,450,000 shares of our common stock pursuant to an underwriting agreement with Canaccord Genuity at a price of $13.27 per share. In connection with the offering, we received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses. Approximately $33.3 million of the proceeds was used to repay all amounts outstanding under our Facility Agreement.
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
     We recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense over the five year term of the 5.375% Notes.
     We incurred interest expense related to the 5.375% Notes of approximately $2.7 million for the three months ended March 31, 2011, of which approximately $1.6 million relates to amortization of the debt discount and deferred financing costs and $1.1 million relates to cash interest. We incurred interest expense related to the 5.375% Notes of approximately $2.5 million for the three months ended March 31, 2010, of which approximately $1.4 million related to amortization of the debt discount and deferred financing costs and $1.1 million related to cash interest. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the amount allocated to equity. The remainder is recorded in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the notes.
     As of March 31, 2011, the outstanding amounts related to the 5.375% Notes of $70.9 million are included in long-term debt in the consolidated balance sheet and reflect the debt discount of $14.1 million. As of December 31, 2010, the outstanding amounts related to the 5.375% Notes of $69.4 million are included in long-term debt and reflect the debt discount of $15.6 million. The debt discount represents the difference between our nonconvertible debt borrowing rate and the stated rate on the 5.375% Notes and includes the equity allocation of $25.8 million (which represents $26.9 million less the $1.1 million of allocated financing costs) offset by the accretion of the debt discount through interest expense from the issuance date in 2008 over the five year term of the notes. As of March 31, 2011, the 5.375% Notes have a remaining life of 2.25 years.
     We received net proceeds of approximately $81.5 million from the 5.375% Notes offering. Approximately $23.2 million of the net proceeds from this offering was used to repay and terminate our then-existing term loan, including outstanding principal and accrued and unpaid interest of $21.8 million, a prepayment fee related to the term loan of approximately $0.4 million, a termination fee of $0.9 million and incurred certain other expenses related to the prepayment and termination of the term loan. In connection with this term loan, we issued warrants to the lenders to purchase up to 247,252 shares of Series E preferred stock at a purchase price of $3.64 per share. The warrants automatically converted into warrants to purchase common stock on a 1-for-2.6267 basis at a purchase price of $9.56 per share at the closing of our initial public offering in May 2007. Warrants to purchase 62,752 shares of our common stock remain outstanding at March 31, 2011 and expire on December 27, 2013.
Facility Agreement and Common Stock Warrants
     In March 2009, we entered into a Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee were $3.0 million and were being amortized as interest expense over the forty-two month term of the Facility Agreement.
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
          In September 2009, we entered into an Amendment to the Facility Agreement whereby we repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement. The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the Amendment to the Facility Agreement, we entered into a Securities Purchase Agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as additional paid-in capital and debt discount and amortized it to interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.
     In June 2010, we entered into a Second Amendment to the Facility Agreement whereby we paid a $0.5 million amendment fee to the lenders in exchange for the reduction of the prepayment penalties as well as the modification of certain other terms in the Facility Agreement. The fee was recorded as additional debt discount and amortized to interest expense over the remaining term of the loan.
     In December 2010, we paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. We recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discount and financing costs included in other assets which were amortized to interest expense over the term of the debt.
     In the three months ended March 31, 2010, we recorded approximately $0.7 million of cash interest related to the Facility Agreement and $0.6 million of non-cash interest. Non-cash interest in the three months ended March 31, 2010 consisted of amortization of the debt discount from the issuance of warrants and transaction fee in March 2009, amortization of the discount on the shares sold in connection with the amendment in September 2009, and amortization of the issuance costs associated with the debt. No interest related to the Facility Agreement was recorded in the three months ended March 31, 2011 as the debt was repaid in December 2010.
     As of March 31, 2011, all warrants to acquire 3.75 million shares of our common stock issued in connection with the Facility Agreement were exercised.
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash used in operating activities	$(7,328)	$(9,178)
Net loss	$(9,848)	$(14,491)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash. Adjustments for non-cash items were approximately $5.0 million and $5.8 million in the three months ended March 31, 2011 and March 31, 2010, respectively. Significant uses of cash from operations in the three months ended March 31, 2011 include increases in prepaid expenses and other current assets for the renewal of annual infrastructure and insurance contracts, and inventories due to increased production and a decrease in deferred revenue as a result of revenue recognized on certain distributor shipments. These uses of cash in the three months ended March 31, 2011 were offset by a decrease in accounts receivable, primarily attributable to improved collections. Accounts receivable are shown net of allowances for doubtful accounts in the consolidated balance sheets.
Investing and Financing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash used in investing activities	$(2,897)	$(1,090)
Cash provided by financing activities	$1,977	$610
     Cash used in investing activities in both periods was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Our cash used in investing activities has increased significantly in the three months ended March, 31, 2011, compared to the three months ended March 31, 2010, as we purchased equipment to be used to manufacture our next generation product. Capital expenditures are expected to continue to increase in 2011 compared to 2010. Cash provided by financing activities in the three months ended March 31, 2011 and March 31, 2010 mainly consisted of the net proceeds from the issuance of common stock in connection with the exercise of employee stock options.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. All operating leases contain renewal options and escalating payments over the term of the lease. As of March 31, 2011, we had an outstanding letter of credit which totaled $0.2 million to cover our security deposits for lease obligations.
Off-Balance Sheet Arrangements
     As of March 31, 2011, we did not have any off-balance sheet financing arrangements.
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
Revenue Recognition
     We generate nearly all of our revenue from sales of our OmniPod Insulin Management System to diabetes patients and third-party distributors who resell the product to diabetes patients. The initial sale to a new customer or a third-party distributor typically includes OmniPods and a Starter Kit, which is comprised of the PDM, the OmniPod System User Guide and our OmniPod System Interactive Training CD. Subsequent sales to existing customers typically consist of additional OmniPods.
     Revenue recognition requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:
•	The evidence of an arrangement generally consists of a physician order form, a patient information form, and if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient or third-party distributor typically upon shipment of the products.

•	The selling prices for all sales are fixed and agreed with the patient or third-party distributor, and, if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.
     We assess whether the different elements qualify for separate accounting. We recognize revenue for the initial shipment to a patient or other third-party once all elements have been delivered.
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
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc., or Abbott, for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the initial five year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. Under the amended Abbott agreement, beginning July 1, 2008, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to certain customers. In July 2010, we entered into a second amendment to the development and license agreement with Abbott. Under the terms and conditions of the second amendment, Abbott agreed to pay certain amounts to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain additional territories. We recognize revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient. In the three months ended March 31, 2011, we recognized revenue related to the amended Abbott agreement of $1.2 million. In the three months ended March 31, 2010, we recognized revenue related to the amended Abbott agreement of $1.1 million. There was no impact to cost of revenue related to this agreement.
     We had deferred revenue of $2.3 million as of March 31, 2011. The deferred revenue recorded as of March 31, 2011 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Income Taxes
     FASB ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2011, we had $0.2 million of unrecognized tax benefits recorded.
Stock-Based Compensation
     We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. FASB ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     We have continued to apply the minimum value method in future periods to equity awards outstanding that were originally measured using this method. We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. We determine the intrinsic value of restricted stock and restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.
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
     In the three months ended March 31, 2011 and March 31, 2010, we recorded $2.0 million and $1.3 million of stock based compensation expense, respectively.
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
Warranty
     We provide a four year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At March 31, 2011 and December 31, 2010, the warranty reserve was $1.8 million and $1.9 million, respectively.
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
     As of March 31, 2011, we had outstanding debt recorded on our consolidated balance sheet of $70.9 million related to our 5.375% Notes. As the interest rate on the 5.375% Notes is fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of March 31, 2011, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that they believe that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2010, Becton, Dickinson and Company, or BD, filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any financial exposure at March 31, 2011.
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
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Document
10.1(1)	Offer Letter by and between Insulet Corporation and Charles Liamos, dated January 10, 2011

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: May 10, 2011	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2011	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
10.1(1)	Offer Letter by and between Insulet Corporation and Charles Liamos, dated January 10, 2011

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011