Form 10-Q/A
period 2011-03-31
INSULET CORP
filed 2011-06-10
CIK 1145197

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

EXPLANATORY NOTE
Insulet Corporation is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the “Amended 10-Q”) for the quarterly period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission on May 10, 2011 (the “Original 10-Q”), solely to correct a typographical error in the certification filed as Exhibit 32.1, which inadvertently caused such certification to refer to a previously filed quarterly report on Form 10-Q.
No other changes have been made to the Original 10-Q. This Amended 10-Q speaks as of the original filing date of the Original 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original 10-Q or modify or update the disclosures contained in the Original 10-Q in any way. The information in this Amended 10-Q does not reflect events or changes in circumstances occurring after May 10, 2011.
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

INSULET CORPORATION (Registrant)
Date: June 10, 2011	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: June 10, 2011	/s/ Brian Roberts
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