Form 10-Q
period 2011-06-30
INSULET CORP
filed 2011-08-09
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     As of August 3, 2011, the registrant had 47,289,602 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$106,746	$113,274
Accounts receivable, net	20,361	16,841
Inventories	15,957	11,430
Prepaid expenses and other current assets	4,770	912

Total current assets	147,834	142,457
Property and equipment, net	16,125	12,522
Intangible assets, net	32,400	—
Goodwill	26,727	—
Other assets	3,104	1,254

Total assets	$226,190	$156,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,369	$4,895
Accrued expenses	12,276	9,808
Deferred revenue	3,725	4,247
Other current liabilities	1,241	—

Total current liabilities	26,611	18,950
Long-term debt	104,177	69,433
Other long-term liabilities	1,303	1,619

Total liabilities	132,091	90,002
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2011 and December 31, 2010. Issued and outstanding: zero shares at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2011 and December 31, 2010. Issued and outstanding: 47,254,163 and 45,440,839 shares at June 30, 2011 and December 31, 2010, respectively	47	45
Additional paid-in capital	507,174	450,039
Accumulated deficit	(413,122)	(383,853)

Total stockholders’ equity	94,099	66,231

Total liabilities and stockholders’ equity	$226,190	$156,233

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
		(In thousands, except share and per share data)
Revenue	$32,211	$22,937	$60,469	$43,744
Cost of revenue	17,673	13,051	32,398	25,473

Gross profit	14,538	9,886	28,071	18,271
Operating expenses:
Research and development	6,832	4,583	11,421	8,430
General and administrative	12,996	6,190	20,206	13,149
Sales and marketing	9,625	9,013	18,631	17,322

Total operating expenses	29,453	19,786	50,258	38,901

Operating loss	(14,915)	(9,900)	(22,187)	(20,630)

Interest income	39	36	76	60
Interest expense	(4,547)	(3,847)	(7,158)	(7,631)

Other expense, net	(4,508)	(3,811)	(7,082)	(7,571)

Net loss	$(19,423)	$(13,711)	$(29,269)	$(28,201)

Net loss per share basic and diluted	$(0.42)	$(0.36)	$(0.64)	$(0.74)

Weighted average number of shares used in calculating basic and diluted net loss per share	46,377,843	38,285,628	45,995,069	38,088,041

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(29,269)	$(28,201)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,847	2,696
Amortization of debt discount	2,849	3,624
Stock-based compensation expense	3,816	2,685
Provision for bad debts	806	1,685
Non cash interest expense	2,235	440
Impairment of assets	—	1,021
Changes in operating assets and liabilities:
Accounts receivable	1,061	(2,523)
Inventories	(2,191)	(145)
Deferred revenue	(522)	848
Prepaid expenses and other current assets	(434)	(244)
Accounts payable, accrued expenses, and other liabilities	2,170	3,098
Other long term liabilities	(316)	(42)

Net cash used in operating activities	(16,948)	(15,058)

Cash flows from investing activities
Purchases of property and equipment	(5,560)	(1,986)
Acquisition of Neighborhood Diabetes	(37,855)	—

Net cash used in investing activities	(43,415)	(1,986)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	138,937	—
Payments to retire long-term debt	(88,195)	—
Payment of transaction fees related to credit facility amendment	—	(468)
Proceeds from issuance of common stock, net of offering expenses	3,093	7,587

Net cash provided by financing activities	53,835	7,119

Net decrease in cash and cash equivalents	(6,528)	(9,925)
Cash and cash equivalents, beginning of period	113,274	127,996

Cash and cash equivalents, end of period	$106,746	$118,071

Supplemental disclosure of cash flow information
Cash paid for interest	$2,284	$3,662

Non-cash investing and financing activities

Issuance of common stock for the acquisition of Neighborhood Diabetes	$24,432	$—
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
     Insulet Corporation (the “Company”) has been principally engaged in the development, manufacture and marketing of an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has devoted substantially all of its efforts to designing, developing, manufacturing and marketing the OmniPod Insulin Management System (“OmniPod”), which consists of the OmniPod disposable insulin infusion device and the handheld, wireless Personal Diabetes Manager (“PDM”). The Company commercially launched the OmniPod Insulin Management System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005.
     In January 2010, the Company entered into a five year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries. Through the Company’s partnership with Ypsomed, the OmniPod System is now available in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway, and Switzerland. The Company expects that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 or 2012. In February 2011, the Company entered into a distribution agreement with GlaxoSmithKline Inc., or GSK, to become the exclusive distributor of the OmniPod System in Canada. The Company shipped OmniPods to GSK during the second quarter and expects that GSK will begin distributing the OmniPod System, subject to approved reimbursement, in the coming months.
     On June 1, 2011, the Company completed the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies. Neighborhood Diabetes is based in Woburn, Massachusetts with additional facilities in Brooklyn, New York and Orlando, Florida. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States. Neighborhood Diabetes supplies these customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the treatment and management of diabetes. See Footnote 3 for further description of the acquisition.
2. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other subsequent interim period.
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Use of Estimates in Preparation of Financial Statements
     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories, accounts receivable and equity instruments, the lives of property and equipment and intangible assets, as well as warranty reserves and allowance for doubtful accounts calculations. Actual results may differ from those estimates.
Principles of Consolidation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Accounts Receivable and Allowance for Doubtful Accounts
      Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that are believed to be reasonable under the circumstances.

Inventories
     Inventories are held at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost as of June 30, 2011 and December 31, 2010. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.
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
Intangibles and Other Long-Lived Assets
     The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. At June 30, 2011, intangible assets related to the acquisition of Neighborhood Diabetes consisted of $29.6 million of customer relationships and $2.8 million of tradenames. The Company recognizes an impairment loss for intangibles and other finite-lived assets if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationships asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives.
Goodwill
     Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. The Company will perform an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.
     Goodwill is evaluated at the reporting unit level. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.
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
Revenue Recognition
     The Company generates nearly all of its revenue from sales of its OmniPod Insulin Management System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the product to patients with diabetes.
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
     The Company assesses whether different elements qualify for separate accounting. The Company recognizes revenue once all elements have been delivered.
     The Company offers a 45-day right of return for its OmniPod Insulin Management System Starter Kits sales, and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the

Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
     In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial five year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. In addition, Abbott agreed to pay an amount to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. The Company recognizes revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.
     The Company had deferred revenue of $3.7 million and $4.8 million as of June 30, 2011 and December 31, 2010, respectively. The deferred revenue recorded as of June 30, 2011 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors. There were no third-party payors that accounted for more than 10% of gross accounts receivable as of June 30, 2011 or December 31, 2010.
Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. In light of the Company’s current product offering, and other considerations, management has determined that the primary form of internal reporting is aligned with the offering of diabetes-related products and supplies. Therefore, the Company believes that it operates in one segment.
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
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2011, interest and penalties were immaterial to the consolidated financial statements.
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
     See Footnote 12 for a summary of the stock option activity under our stock-based employee compensation plan.

3. Acquisition of Neighborhood Diabetes
     On June 1, 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.
     The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the three and six months ended June 30, 2011, the Company included approximately $2.7 million of revenue from the sale of testing and other supplies sold by Neighborhood Diabetes. If the acquisition had occurred as of January 1, 2010, consolidated revenue would have been approximately $85.4 million and $71.9 million for the six months ended June 30, 2011 and 2010, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation will be made as additional information becomes available. The preliminary purchase price has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Preliminary allocation of purchase price:
Accounts receivable	$5,387
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	26,727
Other assets	233
Accounts payable	4,109
Accrued expenses	1,700
Other long-term liabilities	59

$62,348

      The Company incurred transaction costs of $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the three and six months ended June 30, 2011.

4. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

	As of June 30, 2011
		Accumulated
	Cost	Amortization	Net Book Value
Customer relationships	$30,100	$(484)	$29,616
Tradename	2,800	(16)	2,784

	$32,900	$(500)	$32,400

     The Company recorded $32.9 million of other intangible assets in the six months ended June 30, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is 10 years and that the estimated useful life of the tradename is 15 years and is amortizing the assets over these estimated lives accordingly. The amortization of other intangible assets was approximately $0.5 million for the three and six months ended June 30, 2011. No amortization expense was recorded in any period prior to the three months ended June 30, 2011. Amortization expense for the year ending December 31, 2011 is expected to be approximately $3.9 million.
5. Long-Term Debt
     At June 30, 2011 and December 31, 2010, the Company had outstanding long-term debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of
	June 30, 2011	December 31, 2010
Liabilities:
Principal amount of the 5.375% Convertible Notes	$15,000	$85,000
Principal amount of the 3.75% Convertible Notes	143,750	—
Unamortized discount of liability component	(54,573)	(15,567)

	$104,177	$69,433

Deferred financing costs	$2,861	$1,173
Equity — net carrying value	$51,727	$25,812
5.375% Convertible Notes

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

     The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. Interest expense related to the Notes was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Contractual coupon interest	$1,142	$1,142	$2,284	$2,284
Amortization of debt issuance costs	1,425	1,238	2,849	2,476
Accretion of debt discount	121	121	243	243

	$2,688	$2,501	$5,376	$5,003

     On June 29, 2011, in connection with the issuance of $143.75 million of 3.75% Convertible Notes due June 2016 (the 3.75% Notes), the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes also purchased $59.5 million in principal amount of the 3.75% Notes. The transaction was treated as a modification of a portion of the 5.375% Notes held by those investors. See “3.75% Convertible Notes” for additional detail on the modification.
     As of June 30, 2011, the 5.375% Notes have a remaining term of two years.
Facility Agreement and Common Stock Warrants
     In March 2009, the Company entered into a facility agreement with certain institutional accredited investors (the “Facility Agreement”), pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee, were $3.0 million and were amortized as interest expense over the 42 months of the Facility Agreement. In September 2009, the Company entered into an amendment to the Facility Agreement whereby the Company repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement. The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the amendment to the Facility Agreement, the Company entered into a securities purchase agreement with the lenders whereby the Company sold 2,855,659 shares of its common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of the Company’s common stock of $10.28 on that date. The Company recorded the $1.9 million as a debt discount which was amortized as interest expense over the remaining term of the loan. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.
     In connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of June 30, 2011, all warrants to acquire 3.75 million shares of the Company’s common stock issued in connection with the Facility Agreement were exercised.
     In December 2010, the Company paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. The Company recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At June 30, 2011 and December 31, 2010, there were no amounts related to the Facility Agreement included in long-term debt on the Company’s balance sheet.
     Interest expense related to the Facility Agreement was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2010
Contractual coupon interest	$696	$1,377
Amortization of debt issuance costs	579	1,130
Accretion of debt discount	101	197

	$1,376	$2,704

3.75% Convertible Notes
     In June 2011, the Company sold $143.8 million principal amount of 3.75% Convertible Notes due June 15, 2016 (the “3.75% Notes”). The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the principal amount. The Company intends to settle the principal in cash.
     The Company may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015 the Company may redeem the 3.75% Notes, at its option, in whole or in part only if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 25, 2015, the Company may redeem the 3.75% Notes, at its option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require the Company to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the 3.75% Notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured and are equal in right of payment to the 5.375% notes.
     The Company evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and accounted for at fair value. The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At June 30, 2011, the Company separately accounted for and determined that these derivatives have de minimus value.
     In connection with the issuance of the 3.75% Notes, the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes. This transaction was treated as a modification of a portion of the 5.375% Notes. The Company accounted for this modification of existing debt separately from the issuance of the remainder of the 3.75% Notes.
     Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the modified $59.5 million 3.75% Notes. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized at the effective rate of 16.5% as interest expense over the five year remaining term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification which were recorded as interest expense in the three and six months ended June 30, 2011. Interest expense on the debt discount and the deferred financing costs related to the modified portion of the 3.75% Notes was de minimus in the three and six months ended June 30, 2011 and 2010.
     Of the $143.8 million of 3.75% Notes issued in June 2011, $84.3 million was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million new debt. The Company included $57.7 million on its balance sheet related to these notes at June 30, 2011. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt based on a borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. Interest expense on the debt discount and the deferred financing costs related to the new portion of the 3.75% Notes was de minimus in the three and six months ended June 30, 2011 and 2010.
     As of June 30, 2011, the 3.75% Notes have a remaining term of five years.
6. Restructuring Expenses and Impairments of Assets
     During the three months ended June 30, 2010, the Company performed an evaluation of its Construction in Process related to its manufacturing equipment for its next generation OmniPod. As a result of this evaluation as well as the additional information obtained in connection with the completion of the Company’s pilot manufacturing line for its next generation OmniPod, the Company determined that approximately $1.0 million of previously capitalized costs relating to the project no longer meet the capitalization criteria. Accordingly, the Company expensed these costs as research and development expense in the three months ended June 30, 2010. There were no restructuring or impairment charges recorded in the three and six months ended June 30, 2011.
7. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units, and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2011 and 2010, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Six Months Ended
	June 30,
	2011	2010
5.375% Convertible notes	702,701	3,981,969
3.75% Convertible notes	5,487,642	—
Unvested restricted stock units	635,215	396,331
Outstanding options	2,938,921	3,524,285
Outstanding warrants	62,752	1,687,752

Total	9,827,231	9,590,337

8. Accounts Receivable
The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Trade receivables	$25,531	$22,273
Allowance for doubtful accounts	(5,170)	(5,432)

	$20,361	$16,841

9. Inventories
     Inventories consist of the following:

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Raw materials	$3,618	$1,892
Work-in-process	874	2,378
Finished goods	11,465	7,160

	$15,957	$11,430

10. Product Warranty Costs
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at the beginning of period	$1,836	$1,748	$1,873	$1,820
Warranty expense	655	649	1,379	969
Warranty claims settled	(696)	(457)	(1,457)	(849)

Balance at the end of the period	$1,795	$1,940	$1,795	$1,940

	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Composition of balance:
Short-term	$866	$880
Long-term	929	993

Total warranty balance	$1,795	$1,873

11. Commitments and Contingencies
Operating Leases
     The Company leases its facilities in Bedford and Billerica, Massachusetts. In addition, in connection with its acquisition of Neighborhood Diabetes, the Company acquired leases of facilities in Woburn, Massachusetts, Brooklyn, New York and Orlando, Florida. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the lease. The leases in Woburn, Brooklyn and Orlando expire in June 2013, April 2015 and September 2012, respectively.
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
12. Equity
     In December 2010, in a public offering, the Company issued and sold 3,450,000 shares of its common stock at a price of $13.27 per share. In connection with the offering, the Company received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses.
     In June 2011, in connection with the acquisition of Neighborhood Diabetes, the Company issued 1,197,631 shares of its common stock at a price of $20.40 per share, as partial consideration for the acquisition.
     The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three and six months ended June 30, 2011 was $1.8 million and $3.8 million, respectively, and was calculated based on awards ultimately expected to vest. Employee stock-based compensation expense recognized in the three and six months ended June 30, 2010 was $1.3 million and $2.7 million, respectively. At June 30, 2011, the amount of stock-based compensation capitalized as part of inventory was not material. At June 30, 2011, the Company had $19.9 million of total unrecognized compensation expense related to stock options and restricted stock units.

Stock Options
     The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance, December 31, 2010	3,018,469	$8.74
Granted	536,500	17.52
Exercised	(527,936)	7.36	$6,387	(1)
Canceled	(88,112)	13.15
Balance, June 30, 2011	2,938,921	$10.46	$34,483

Vested, June 30, 2011	1,621,898	$8.56	$22,141	(2)

Vested and expected to vest, June 30, 2011 (3)	2,454,857		$29,651	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of June 30, 2011, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of June 30, 2011, plus the number of unvested options expected to vest as of June 30, 2011, based on the unvested options outstanding as of June 30, 2011, adjusted for the estimated forfeiture rate of 16%.
     At June 30, 2011 there were 2,938,921 options outstanding with a weighted average exercise price of $10.46 per share and a weighted average remaining contractual life of 7.0 years. At June 30, 2011 there were 1,621,898 options exercisable with a weighted average exercise price of $8.56 per share and a weighted average remaining contractual life of 5.7 years.
     Employee stock-based compensation expense related to stock options recognized in the three and six months ended June 30, 2011 was $1.0 million and $2.1 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options recognized in the three and six months ended June 30, 2010 was $1.1 million and $2.3 million, respectively. At June 30, 2011, the Company had $10.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
     As of June 30, 2011 and 2010, no shares were contingently issued under the employee stock purchase plan (“ESPP”). In the six months ended June 30, 2011 and 2010, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
     In the six months ended June 30, 2011, the Company awarded 430,200 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $17.75 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the six months ended June 30, 2011 were valued at approximately $7.6 million at their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $0.8 million and $1.7 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and six months ended June 30, 2011, respectively. Approximately $0.3 million and $0.4 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and six months ended June 30, 2010, respectively. Approximately $9.8 million of the fair value of the restricted stock units remained unrecognized as of June 30, 2011. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. During the six months ended June 30, 2011, 119,761 restricted stock units originally granted in 2010 vested. The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2010	355,999	$14.99
Granted	430,200	17.75
Vested	(119,317)	14.93
Forfeited	(31,667)	15.87

Balance, June 30, 2011	635,215	$16.82

Restricted Common Stock
     During the year ended December 31, 2008, the Company awarded 4,000 shares of restricted common stock to a non-employee. The shares of restricted common stock were granted under the 2007 Plan and vested over two years. The shares of restricted common stock granted had a weighted average fair value of $8.04 per share based on the closing price of the Company’s common stock on the date of grant. The remaining 444 unvested shares at December 31, 2010 vested during the six months ended June 30, 2011. The Company recognized the total compensation expense of $32,000 over the two year vesting period.
13. Income Taxes
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
     You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform legislation; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or other third-party suppliers on which we are dependent; international business risks; our inability to obtain adequate coverage or reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties, including claims that our current or future products infringe the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure to obtain timely regulatory approval for the sale of the next generation OmniPod System; failure of our contract manufacturers or component suppliers to comply with FDA’s quality system regulations, the potential violation of federal or state laws prohibiting “kickbacks” or protecting patient health information, or any challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; the expansion, or attempted expansion, into foreign markets; the concentration of substantially all of our manufacturing capacity at a single location in China and substantially all of our OmniPod System inventory at a single location in Massachusetts; our ability to attract and retain key personnel; our ability to manage our growth; failure to integrate successfully the Neighborhood Diabetes business; intense competition among distributors of diabetes supplies impairing Neighborhood Diabetes’ business; loss by Neighborhood Diabetes of an opportunity to sell insulin pumps supplied by our competitors; failure by Neighborhood Diabetes to retain key supplier and payor partners; failure by Neighborhood Diabetes to retain supplier pricing discounts and achieve satisfactory gross margins; failure by Neighborhood Diabetes to retain and manage successfully its Medicare and Medicaid business; existence of unanticipated liabilities arising in connection with the Neighborhood Diabetes business; fluctuations in quarterly results of operations; risks associated with potential future acquisitions; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal controls; and other risks and uncertainties described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2011 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
Overview
     We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System (the “OmniPod System”) consists of our disposable OmniPod insulin infusion device and our handheld, wireless Personal Diabetes Manager, or PDM. The U.S. Food and Drug Administration, or FDA, approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System.

     We have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System in the entire United States. In January 2010, we entered into a five year distribution agreement with Ypsomed Distribution AG, or Ypsomed, to become the exclusive distributor of the OmniPod System in eleven countries, subject to approved reimbursement. Through our partnership with Ypsomed, the OmniPod System is now available in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 or 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc., or GSK, to become the exclusive distributor of the OmniPod System in Canada. We made an initial shipment of OmniPods to GSK during the second quarter and expect that GSK will begin distributing the OmniPod System, subject to approved reimbursement, in the coming months. We focus our sales initiatives towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients.
     On June 1, 2011, we consummated the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies. Neighborhood Diabetes is based in Woburn, Massachusetts with additional facilities in Brooklyn, New York and Orlando, Florida. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States. Neighborhood Diabetes supplies these customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, and other products for the management and treatment of diabetes.
     We currently produce the OmniPod System on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd., or Flextronics. We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.
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
     Neighborhood Diabetes is a distributor of blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals and other products for the management and treatment of diabetes. Neighborhood Diabetes purchases products from manufacturers at contracted rates and supplies these products to its customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. Neighborhood Diabetes records these rebates as a reduction to cost of goods sold as they are earned.
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
      Neighborhood Diabetes has built a strong infrastructure in the reimbursement, billing and collection areas that provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. Neighborhood Diabetes’ business model requires collaboration with physicians, medical device manufacturers, pharmaceutical distributors, private insurers and public insurers such as The Center for Medicare & Medicaid Services, or CMS, who we collectively refer to as partners. Neighborhood Diabetes’ net sales are primarily generated from distributing diabetes supplies and pharmaceuticals pursuant to agreements with its partners.
     As a medical device company, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors. As part of the integration of Neighborhood Diabetes, we are aligning third-party payor contracts, both ours and those of Neighborhood Diabetes to be able to better leverage our cross-selling initiatives. As we expand our sales and marketing focus, increase our manufacturing capacity, expand to international markets and leverage the Neighborhood Diabetes model, we will need to maintain and expand available reimbursement for our product offerings.
     Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2011, we incurred net losses of $19.4 million and $29.3 million, respectively. As of June 30, 2011, we had an accumulated deficit of $413.1 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock and issuances of convertible debt and borrowings under certain other debt agreements. As of June 30, 2011, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, approximately $15 million matures in June 2013 and approximately $143.8 million matures in June 2016.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2011 will be focused primarily on the development, production and regulatory approval of our next generation OmniPod System, the expansion of sales by continuing to add new patients as well as increasing the sales to existing patients by offering additional products and services, and the integration of our acquired Neighborhood Diabetes. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
     We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.
Acquisition of Neighborhood Diabetes
     On June 1, 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse us and our affiliates for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.
     We have accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with our results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the three and six months ended June 30, 2011, we included approximately $2.7 million of revenue related to sale of testing and other supplies by Neighborhood Diabetes. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation will be made as additional information becomes available. The preliminary purchase price has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Preliminary allocation of purchase price:
Accounts receivable	$5,387
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	26,727
Other assets	233
Accounts payable	4,109
Accrued expenses	1,700
Other long-term liabilities	59

$62,348

     We incurred transaction costs of $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the three and six months ended June 30, 2011.
Financial Operations Overview
     Revenue. Prior to the acquisition of Neighborhood Diabetes, we derived nearly all of our revenue from the sale of the OmniPod System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the product to diabetes patients. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the Personal Diabetes Manager, or PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We are currently selling our OmniPod System through our partnership with Ypsomed in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2011 or in 2012. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. We shipped OmniPods to GSK during the second quarter and expect that GSK will begin distributing the OmniPod System, subject to approved reimbursement, in the coming months. In connection with our June 1, 2011 acquisition of Neighborhood Diabetes, we also provide more than 60,000 Type 1 and Type 2 diabetes patients with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc., or Abbott, for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the five year term of the agreement. In addition, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of the sale of the PDM to a new patient.
     As of June 30, 2011 and December 31, 2010, we had deferred revenue of $3.7 million and $4.8 million, respectively. These amounts include product-related revenue as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2011, we expect our revenue to continue to increase as we gain new customers and increase our product offerings to existing customers in the United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes and other risks and uncertainties.
     Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and packaging costs, related to the OmniPod System and the cost for which we acquire our other products from third party suppliers distributed through our Neighborhood Diabetes business. On a per unit basis for the OmniPod System, the cost of revenue is expected to be consistent for the remainder of the year. Cost of revenue related to the Neighborhood Diabetes business is expected to reduce our overall gross margin as we resell other diabetes supplies to our combined customers. We have filed for 510(K) clearance from the Food and Drug Administration on our next generation OmniPod. Once approved, we expect improvement in our gross margins in connection with the introduction of this next generation product.
     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects, including regulatory approval of our next generation product. We expense all research and development costs as incurred. For the year ending December 31, 2011, we expect overall research and development spending to increase compared to 2010 as we finalize the validation of our next generation product manufacturing line with Flextronics and work with the regulatory agencies on obtaining approval of the next generation product.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase in 2011 compared to 2010, mainly as a result of our acquisition of Neighborhood Diabetes on June 1, 2011.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in 2011 as compared to 2010 as a result of the growth of our existing business, our acquisition of Neighborhood Diabetes as well as our efforts to enhance the products we offer to our existing patients.

Results of Operations
     The following table presents certain statement of operations information for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended			Six Months Ended
		June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Revenue	$32,211	$22,937	40%	$60,469	$43,744	38%
Cost of revenue	17,673	13,051	35%	32,398	25,473	27%

Gross profit	14,538	9,886	47%	28,071	18,271	54%
Operating expenses:
Research and development	6,832	4,583	49%	11,421	8,430	35%
General and administrative	12,996	6,190	110%	20,206	13,149	54%
Sales and marketing	9,625	9,013	7%	18,631	17,322	8%

Total operating expenses	29,453	19,786	49%	50,258	38,901	29%

Operating loss	(14,915)	(9,900)	51%	(22,187)	(20,630)	8%
Other expense, net	(4,508)	(3,811)	18%	(7,082)	(7,571)	6%

Net loss	$(19,423)	$(13,711)	42%	$(29,269)	$(28,201)	4%

Comparison of the Three and Six Months Ended June 30, 2011 and 2010
Revenue
     Our total revenue was $32.2 million and $60.5 million for the three and six months ended June 30, 2011, compared to $22.9 million and $43.7 million for the same periods in 2010. The increase in revenue is primarily due to continued adoption of the OmniPod System by patients in the United States and internationally, as well of the sale of testing and other supplies related to our acquisition of Neighborhood Diabetes. We expect our revenue to increase as we continue to add new patients, introduce the OmniPod System in additional territories, generate a higher volume of reorders based on our expanding patient base and continue to realize revenue growth from our Neighborhood Diabetes business.
Cost of Revenue
     Cost of revenue was $17.7 million and $32.4 million for the three and six months ended June 30, 2011, compared to $13.1 million and $25.5 million for the same periods in 2010. The increase in cost of revenue is primarily due to a significant increase in sales volume offset by cost efficiencies related to the bill of material and production volume on our OmniPod System as well as the impact on cost of sales of the lower gross margin profile Neighborhood Diabetes business. We expect gross margins for the remainder of the year in the range of 43% to 45% of revenue.
Research and Development
     Research and development expenses increased $2.2 million, or 49%, to $6.8 million for the three months ended June 30, 2011, compared to $4.6 million for the same period in 2010. For the three months ended June 30, 2011, the increase was primarily a result of $1.2 million of additional materials and equipment utilized in the development of our next generation OmniPod System, $0.6 million in higher employee related expenses, and $0.2 million of additional manufacturing equipment depreciation.
     Research and development expenses increased $3.0 million, or 35%, to $11.4 million for the six months ended June 30, 2011, compared to $8.4 million for the same period in 2010. For the six months ended June 30, 2011, the increase was primarily a result of $1.3 million of additional materials and equipment utilized in the development of our next generation OmniPod System, $1.1 million in higher employee related expenses, and $0.4 million of additional manufacturing equipment depreciation.
General and Administrative
     General and administrative expenses increased $6.8 million, or 110%, to $13.0 million for the three months ended June 30, 2011, compared to $6.2 million for the same period in 2010. This increase was primarily a result of $3.2 million of transaction costs for the acquisition of Neighborhood Diabetes, $0.6 million related to higher audit and legal fees, a $0.5 million of amortization on acquired intangibles, and an increase in employee related expenses of $2.1 million, including $0.9 million related to Neighborhood Diabetes and $0.9 million related to new hires, merit increases and stock based compensation. The remainder of the increase was largely due to administrative expenses including $0.2 million from Neighborhood Diabetes.
     General and administrative expenses increased $7.1 million, or 54%, to $20.2 million for the six months ended June 30, 2011, compared to $13.1 million for the same period in 2010. This increase was primarily a result of $3.2 million of transaction costs for the acquisition of Neighborhood Diabetes, $0.6 million related to higher audit and legal fees, a $0.5 million of amortization on acquired intangibles, and an increase in employee related expenses of $2.9 million, including $0.9 million related to the acquisition of Neighborhood Diabetes and $1.5 million related to new hires, merit increases and stock based compensation. The remainder of the increase was due to administrative expenses including $0.2 million from Neighborhood Diabetes. These increases are offset by a $0.5 million decrease in selling costs.

Sales and Marketing
     Sales and marketing expenses increased $0.6 million, or 7%, to $9.6 million for the three months ended June 30, 2011, compared to $9.0 million for the same period in 2010. This increase in sales and marketing expenses was due to an increase of $0.4 million in employee related expenses, including $0.2 million from Neighborhood Diabetes, and an increase of $0.6 million in outside services. These increases are offset by a $0.5 million decrease in selling costs.
     Sales and marketing expenses increased $1.3 million, or 8%, to $18.6 million for the six months ended June 30, 2011, compared to $17.3 million for the same period in 2010. The increase in sales and marketing expenses for the six months ended June 30, 2011 was due to an increase of $1.1 million in employee related expenses, including $0.2 million from Neighborhood Diabetes and an increase of $0.6 million in outside services. These increases are offset by a $0.6 million decrease in selling costs.
Other Expense, Net
     Net interest expense was $4.5 million for the three months ended June 30, 2011, compared to $3.8 million for the same period in 2010. Net interest expense was $7.1 million for the six months ended June 30, 2011, compared to $7.6 million for the same period in 2010. The increase in net interest expense in the three months ended June 30, 2011 was primarily due to $2.0 million of additional expense related to the modification of the 5.375% Notes in June 2011. These savings were offset by cash and non-cash interest savings of $1.4 million related to our Facility Agreement which was repaid in December 2010. The decrease in net interest expense in the six months ended June 30, 2011 was primarily due to cash and non-cash interest savings of $2.7 million related to our Facility Agreement, offset by $2.0 million of additional expense related to the modification of the 5.375% Notes in June 2011.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. As of June 30, 2011, we had $106.7 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
     In December 2010, we issued and sold 3,450,000 shares of our common stock at a price of $13.27 per share. In connection with the offering, we received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses. Approximately $33.3 million of the proceeds was used to repay all amounts outstanding under our Facility Agreement.
     In June 2011, in connection with the acquisition of Neighborhood Diabetes, we issued 1,197,631 shares of our common stock with a value of $20.40 per share on the issuance date, as partial consideration for the acquisition.
Long-Term Debt
     At June 30, 2011 and December 31, 2010, we had outstanding long-term debt and related deferred financing costs on our balance sheet as follows (in thousands):

	June 30, 2011	December 31, 2010
Liabilities:
Principal amount of the 5.375% Convertible Notes	$15,000	$85,000
Principal amount of the 3.75% Convertible Notes	143,750	—
Unamortized discount of liability component	(54,573)	(15,567)

	$104,177	$69,433

Deferred financing costs	$2,861	$1,173
Equity — net carrying value	$51,727	$25,812
5.375% Convertible Notes
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
     We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 5.375% Notes. Interest expense related to the Notes was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Contractual coupon interest	$1,142	$1,142	$2,284	$2,284
Amortization of debt issuance costs	1,425	1,238	2,849	2,476
Accretion of debt discount	121	121	243	243

	$2,688	$2,501	$5,376	$5,003

     On June 29, 2011, in connection with the issuance of $143.75 million of 3.75% Convertible Notes due June 2016 (the 3.75% Notes), we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes. The transaction was treated as a modification of a portion of the 5.375% Notes. See “3.75% Convertible Notes” for additional detail on the modification.
     As of June 30, 2011, the 5.375% Notes have a remaining term of two years.
Facility Agreement and Common Stock Warrants
     In March 2009, we entered into the Facility Agreement with certain institutional accredited investors, pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee, were $3.0 million and were amortized as interest expense over the 42 months of the Facility Agreement. In September 2009, we entered into an amendment to the Facility Agreement whereby we repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement. The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the amendment to the Facility Agreement, we entered into a securities purchase agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as a debt discount which was amortized as interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.
     In connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of June 30, 2011, all warrants to acquire 3.75 million shares of our common stock issued in connection with the Facility Agreement were exercised.
     In December 2010, we paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. We recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At June 30, 2011 and December 31, 2010, there were no amounts related to the Facility Agreement included in long-term debt on our balance sheet.

     Interest expense related to the Facility Agreement was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2010
Contractual coupon interest	$696	$1,377
Amortization of debt issuance costs	579	1,130
Accretion of debt discount	101	197

	$1,376	$2,704

     As the Facility Agreement was repaid in December 2010, no amounts were included in interest expense in the consolidated statements of operations in the three and six months ended June 30, 2011.
   3.75% Convertible Notes
     In June 2011, we sold $143.8 million principal amount of 3.75% Convertible Notes due June 15, 2016 (the “3.75% Notes”). The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount. We intend to settle the principal in cash.
     We may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015, we may redeem the 3.75% Notes, at our option, in whole or in part only if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 25, 2015, we may redeem the 3.75% Notes, at our option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a 3.75% Note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured and are equal in right of payment to the 5.375% notes.
     We evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and valued. We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be valued. We assess the value of each of these embedded derivatives at each balance sheet date. At June 30, 2011, we determined that these derivatives have de minimus value.
     In connection with the issuance of the 3.75% Notes, we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes. This transaction was treated as a modification of the existing 5.375% Notes. We accounted for this modification of a portion of the 5.375% Notes separately from the issuance of the remainder of the 3.75% Notes.
     Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the modified $59.5 million 3.75% Notes. We recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized at the effective rate of 16.5% as interest expense over the five year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification which were recorded as interest expense in the three and six months ended June 30, 2011. Interest expense on the debt discount and the deferred financing costs related to the modified portion of the 3.75% Notes was de minimus in the three and six months ended June 30, 2011 and 2010.
     Of the $143.8 million of 3.75% Notes issued in June 2011, $84.3 million was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million new debt. We included $57.7 million on our balance sheet related to these notes at June 30, 2011. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. Interest expense on the debt discount and the deferred financing costs related to the new portion of the 3.75% Notes was de minimus in the three and six months ended June 30, 2011 and 2010.

     As of June 30, 2011, the 3.75% Notes have a remaining term of 5 years.
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash used in operating activities	$(16,948)	$(15,058)
Net loss	$(29,269)	$(28,201)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash. Adjustments for non-cash items were approximately $12.6 million and $12.2 million in the six months ended June 30, 2011 and June 30, 2010, respectively. Non-cash items mainly consist of depreciation, stock-based compensation and non-cash interest expense. Significant uses of cash from operations in the six months ended June 30, 2011 include an increase in inventories of $2.2 million due to increased production and a decrease in deferred revenue primarily as a result of revenue recognized on certain distributor shipments. These uses of cash in the six months ended June 30, 2011 were offset by a decrease in accounts receivable of $1.1 million, primarily attributable to improved collections and an increase of $2.2 million in accounts payable and accruals.
Investing and Financing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash used in investing activities	$(43,415)	$(1,986)
Cash provided by financing activities	$53,835	$7,119
     Cash used in investing activities in the six months ended June 30, 2011 primarily related to the acquisition of Neighborhood Diabetes. We paid approximately $37.9 million in cash as partial consideration. In addition, we purchased fixed assets primarily for use in the development and manufacturing of the OmniPod System. In the six months ended June 30, 2010 cash used in investing activities was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Capital expenditures are expected to continue to increase in 2011 compared to 2010.
     In the six months ended June 30, 2011 cash provided by financing activities related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million principal of the 5.375% Notes for $85.1 million. Cash provided by financing activities in the six months ended June 30, 2010 mainly consisted of the net proceeds from the issuance of common stock in connection with the exercise of employee stock options.
Lease Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. In addition, in connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in Woburn, Massachusetts, Brooklyn, New York and Orlando, Florida. As of June 30, 2011, we had an outstanding letter of credit which totaled $0.1 million to cover our security deposits for lease obligations.
Off-Balance Sheet Arrangements
     As of June 30, 2011, we did not have any off-balance sheet financing arrangements.
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

Revenue Recognition
     We generate nearly all of our revenue from sales of our OmniPod Insulin Management System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the product to patients with diabetes.
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
     We assess whether the different elements qualify for separate accounting. We recognize revenue once all elements have been delivered.
     We offer a 45-day right of return for our OmniPod Insulin Management System Starter Kits sales, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales.
     When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.
     In March 2008, we received a cash payment from Abbott for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the initial five year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. In addition, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. We recognize revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.
     We had deferred revenue of $3.7 million as of June 30, 2011. The deferred revenue recorded as of June 30, 2011 was comprised of product-related revenue as well as the non-amortized agreement fee related to the Abbott agreement.
Income Taxes
     FASB ASC 740-10, Income Taxes, clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2011, we had $0.2 million of unrecognized tax benefits recorded.
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
     In the three and six months ended June 30, 2011, we recorded $1.8 million and $3.8 million of stock based compensation expense, respectively. In the three and six months ended June 30, 2010, we recorded $1.3 million and $2.7 million of stock based compensation expense, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors and government agencies. The allowance for doubtful accounts is recorded in the period in which revenue is recorded or at the time potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that we believe to be reasonable under the circumstances.
Intangibles and Other Long-Lived Assets
     Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long lived assets for impairment, whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. At June 30, 2011, intangibles assets related to the acquisition of Neighborhood Diabetes and consisted of $29.6 million of customer relationships and $2.8 million of tradenames. We recognize an impairment loss for intangibles and other long-lived assets if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename is 15 years. The estimated life of the acquired customer relationships asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives.
Goodwill
     Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes business over the fair value of identifiable net assets acquired. We perform an assessment of our goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.
     Goodwill is evaluated at the reporting unit level. To test for impairment, we compare the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, we would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.
Warranty
     We provide a four year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At June 30, 2011 and December 31, 2010, the warranty reserve was $1.8 million and $1.9 million, respectively.
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
     As of June 30, 2011, we had outstanding debt recorded on our consolidated balance sheet of $12.8 million related to our 5.375% Notes and $91.4 million related to our 3.75% Notes. As the interest rate on the 5.375% and 3.75% Notes is fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2011, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2010, Becton, Dickinson and Company, or BD, filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod Insulin Management System (the “OmniPod System”) infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.
     We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
     We have updated or added the following risk factors to reflect our recent issuance of our 3.75% Convertible Senior Notes:
We may not be able to generate sufficient cash to service all of our indebtedness, which currently consists of our 5.375% Convertible Senior Notes due June 15, 2013 and our 3.75% Convertible Senior Notes due June 15, 2016. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
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
We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In December 2010, we sold 3.45 million shares of our common stock at a price of $13.27 per share, resulting in net proceeds to us of approximately $45.4 million. We used a portion of the net proceeds to repay amounts outstanding under the Facility Agreement we entered into with certain institutional accredited investors in March 2009, as amended in September 2009 and June 2010 and repaid in December 2010. In addition, in June 2011 we issued $143.75 million of our 3.75% Convertible Senior Notes and repurchased $70 million of our outstanding 5.375% Convertible Senior Notes. The 3.75% Convertible Senior Notes will mature in June 2016 and the remaining $15 million of our 5.375% Convertible Senior Notes will mature in June 2013. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.
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
Future sales of shares of our common stock in the public market, or the perception that such sales may occur, may depress the market price of our common stock.

We have been a public company only since May 2007. For much of this period, the average daily trading volume of our common stock on The NASDAQ Global Market has been fewer than 300,000 shares.
In addition to our outstanding shares of common stock, we have recently issued $143.75 million of 3.75% Convertible Senior Notes. In addition, there are approximately $15 million of our 5.375% Convertible Senior Notes outstanding. A substantial number of shares of our common stock could potentially be issued upon the conversion of these Convertible Senior Notes. The issuance of substantial amounts of common stock underlying the Convertible Senior Notes, or the perception that such issuance may occur, could adversely affect the market price of our common stock.
Furthermore, the price of our common stock also could be affected by possible sales of our common stock by investors who view the Convertible Senior Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect will develop involving our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
We, our directors and our executive officers are subject to lock-up agreements for a period of 90 days after June 23, 2011, representing approximately 3.2 million shares, or 7.1%, of our outstanding common stock as of February 1, 2011. Following the termination of this lock-up period, these stockholders will have the ability to sell a substantial number of shares of common stock in the public market in a short period of time. Sales of a substantial number of shares of common stock in the public trading markets, whether in a single transaction or a series of transactions, or the perception that these sales may occur, could also have a significant effect on volatility and market price of our common stock.
Conversion of any of our 3.75% Convertible Senior Notes or 5.375% Convertible Senior Notes may dilute the ownership interest of existing stockholders.
The conversion of some or all of the 3.75% Convertible Senior Notes or the 5.375% Convertible Senior Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Convertible Senior Notes into a combination of cash and shares of our common stock could depress the price of our common stock.
Our ability to use net operating loss carryforwards may be subject to limitation.
Section 382 of the U.S. Internal Revenue Code of 1986, as amended, imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure. Our ability to use net operating losses may be limited by prior changes in our ownership, and may be further limited by the issuance of common stock in connection with the conversion of our Convertible Senior Notes, or by the consummation of other transactions. As a result, if we earn net taxable income, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations, which could potentially result in increased future tax liabilities for we have.
     We have added the following risk factors as a result of our recent acquisition (the “Acquisition”) of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (“Neighborhood Diabetes”). In addition to these risks, Neighborhood Diabetes’ business is subject to risks that apply to our business relating to the OmniPod System, including the risks associated with operating in a highly regulated environment that is subject to numerous laws relating to patient protection and the safe, effective and cost-efficient provision of medical products that are described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Competition among distributors in the diabetes testing supply and insulin pump and pump supply market, as well as the broader healthcare industry, is significant and could impair Neighborhood Diabetes’ ability to attract and retain clients.
Competition among distributors in the diabetes testing supply and insulin pump and pump supply market, which Neighborhood Diabetes serves, is significant. Neighborhood Diabetes competes with a wide variety of market participants, including national, regional and local distributors such as Liberty Medical Supply Inc., CCS Medical, Simplex Healthcare, Inc. and Edgepark Medical Supplies. Neighborhood Diabetes’ competitors include many profitable and well-established companies that have significantly greater financial, marketing and other resources than we have.
Neighborhood Diabetes competes primarily on the basis of its high touch service model, which we believe distinguishes it from other market participants. To attract new clients and retain existing clients, Neighborhood Diabetes must continually provide quality services to its clients and assist healthcare providers and insurers with managing their costs. We cannot be sure that Neighborhood Diabetes will continue to remain competitive, nor can we be sure that we will be able to market Neighborhood Diabetes’ distribution capabilities and services to clients successfully.
Part of Neighborhood Diabetes’ ability to remain profitably competitive in winning and retaining business relies on its ability to maintain reimbursement rates and product supply costs in ranges that produce a positive sales margin. Decreased competition among product manufacturers and payors may impact Neighborhood Diabetes’ ability to achieve favorable terms. Neighborhood Diabetes’ largest payor partner, the Medicare Program, represented a significant portion of Neighborhood Diabetes’ net sales for the fiscal year ended June 30, 2010 and the nine months ended March 31, 2011. Medicare reimbursement rates are reset annually by the Centers for Medicare and Medicaid Services (“CMS”) and are typically subject to downward pressure. Significant reimbursement decreases by Medicare without a corresponding ability to secure lower supply costs could materially and adversely affect operations.
Consolidation of payor entities within the markets Neighborhood Diabetes serves, as well as the consolidation of competitors, or suppliers could impair Neighborhood Diabetes’ ability to attract and retain clients.
Certain of our leading competitors are key suppliers of Neighborhood Diabetes.
Certain of our competitors that manufacture and sell insulin pumps and related supplies that compete directly with the OmniPod System are key suppliers of Neighborhood Diabetes. Revenue generated from these supply agreements accounted for a significant portion of Neighborhood Diabetes’ net sales for the year ended June 30, 2010 and the nine months ended March 31, 2011. In addition, Neighborhood Diabetes’ contracts with these competitors contain change of control clauses that entitle them to terminate their supply agreements as a result of the Acquisition. One of these competitors has reduced significantly its shipments to Neighborhood Diabetes. Any advantages that we gain by our ability to market the OmniPod System to Neighborhood Diabetes’ current patients could be outweighed by our inability to preserve Neighborhood Diabetes’ relationships with its key suppliers. If these suppliers terminate their supply agreements with Neighborhood Diabetes, or if they seek to renegotiate them on less attractive terms, Neighborhood Diabetes’ financial condition, margins and results of operations could be materially and adversely affected, which in turn could materially and adversely affect our business and results of operations.
Failure to retain key payor partners and their members, either as a result of economic conditions, increased competition or other factors, could result in significantly decreased revenues and decreased profitability of the Neighborhood Diabetes business.
If several of Neighborhood Diabetes’ payor partners terminate, cancel or do not renew their agreements with Neighborhood Diabetes or stop contracting with Neighborhood Diabetes for some of the products Neighborhood Diabetes provides because they accept a competing proposal or for any other reason, and Neighborhood Diabetes is not successful in generating new sales with comparable operating margins to replace the lost business, Neighborhood Diabetes’ revenues and results of operations could suffer, which in turn could materially and adversely affect our revenues and results of operations.
In addition, Neighborhood Diabetes’ business may not be immune to the general risks and uncertainties affecting many other companies, such as overall U.S. and non-U.S. economic and industry conditions, global economic slowdown or geopolitical events. Neighborhood Diabetes’ revenues and results of operations could suffer, for example, if employers drop healthcare coverage for some or all of their employees, including retirees, as a result of weakness in the economy, changes in law, rising costs or for any other reason, which in turn could materially and adversely affect our revenues and results of operations.
Government efforts to reduce healthcare costs and alter healthcare financing practices could lead to a decreased demand for Neighborhood Diabetes distribution services or to reduced profitability.
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are underway at the federal and state government levels. The recently enacted healthcare reform legislation, along with associated proposed and interim final rule-making, may have an adverse impact on Neighborhood Diabetes’ business. For example, the federal Retiree Drug Subsidy is less valuable to Neighborhood Diabetes’ clients due to the change in tax treatment of the subsidy. As a result, Neighborhood Diabetes’ clients may choose to drop or limit retiree prescription drug coverage. Further, private plan sponsors may react to the new laws and the uncertainty surrounding them by reducing, foregoing or delaying engaging Neighborhood Diabetes to distribute products. We cannot accurately predict the complete impact of healthcare reform legislation, but it could lead to a decreased demand for Neighborhood Diabetes’ distribution services and other outcomes that could adversely impact Neighborhood Diabetes’ business and financial results, which in turn could materially and adversely impact our business and financial results.
In addition, the healthcare reform legislation significantly increased regulation of managed care plans and decreased reimbursement to Medicare managed care and fee-for-service programs. Some of these initiatives purport to, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary. Moreover, to alleviate budget shortfalls, states have reduced or frozen payments to Medicaid managed care plans. While we expect the U.S. Congress and state legislatures to continue to consider legislation affecting managed care plans, we cannot predict the extent of the impact of future legislation on Neighborhood Diabetes. However, these initiatives could limit business practices and impair Neighborhood Diabetes’ ability to serve its clients, which could in turn materially and adversely affect our business and results of operations.

If Neighborhood Diabetes does not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, gross margins may decline, which could adversely affect our business and results of operations.
Neighborhood Diabetes has contractual relationships with product device manufacturers, pharmaceutical manufacturers and wholesalers that provide Neighborhood Diabetes with purchase discounts and rebates on products distributed by Neighborhood Diabetes and drugs dispensed from Neighborhood Diabetes’ mail-order pharmacies. These discounts and rebates are generally passed on to payors in the form of lower contracted reimbursement rates. Manufacturer rebates often depend on Neighborhood Diabetes’ ability to meet contractual market share or other requirements.
Neighborhood Diabetes’ payor partners often have contractual rights relating to their formulary structure, and while Neighborhood Diabetes’ programs aim to maximize savings to payors, they are often making specific choices regarding which products and drugs to place on their formularies. Neighborhood Diabetes’ profitability can be impacted by these payor decisions. In addition, the pharmaceutical industry (both manufacturers of brand-name drugs, as well as generic drugs) continues to consolidate and this may impact Neighborhood Diabetes’ drug purchasing costs and profitability.
Changes in existing federal or state laws or regulations or in their interpretation by courts and agencies or the adoption of new laws or regulations (such as the Patient Protection and Affordable Care Act enacted on March 23, 2010) relating to patent term extensions, purchase discount and rebate arrangements with manufacturers, as well as some of the other services Neighborhood Diabetes provides to manufacturers, could also reduce the discounts or rebates Neighborhood Diabetes receives and adversely impact its business, financial condition, liquidity and operating results, which in turn could materially and adversely affect our business and results of operations.
Neighborhood Diabetes’ business is dependent on its relationships with a limited number of suppliers and health plans. As such, the loss of one or more of these relationships, could significantly impact our ability to sustain and/or improve our financial performance.
Neighborhood Diabetes derives a significant percentage of its net sales and profitability from its relationships with a limited number of suppliers and payors. Neighborhood Diabetes’ agreements with its suppliers and payors may be short-term and cancelable by either party without cause on 30 to 365 days prior notice. These agreements may limit Neighborhood Diabetes’ ability to provide distribution services for competing products during the term of the agreement and allow the supplier to distribute through channels other than Neighborhood Diabetes. Further, certain of these agreements allow pricing and other terms of these relationships to be periodically adjusted for changing market conditions or required service levels. A termination or modification to any of these relationships could have a material adverse effect on Neighborhood Diabetes’ business, financial condition and results of operations, which in turn could have a material and adverse effect on our business and results of operations.
Neighborhood Diabetes has received a significant percentage of its historical net sales from Medicare reimbursement. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure. Furthermore, the Medicare Program is able to reset reimbursement rates and terminate contracts at will. In addition, participation in the Medicare program requires strict compliance to a complex set of regulatory requirements. Failure by Neighborhood Diabetes to meet those requirements could result in the loss of the ability to participate as a Medicare supplier, which could have an adverse effect on our business and results of operations.
Certain revenues from diabetes testing supplies and Neighborhood Diabetes’ Medicare Part D offerings expose Neighborhood Diabetes to increased billing, cash application and credit risks. Additionally, current economic conditions may expose Neighborhood Diabetes to increased credit risk.
Net sales from Neighborhood Diabetes’ distribution of diabetes testing supplies depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex and, as a result, the billing and collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due and applying the associated payments.
The Medicare Part D product offerings that Neighborhood Diabetes distributes require premium payments from members for receipt of ongoing benefit, as well as amounts due from CMS. As a result of the demographics of the consumers covered under these programs and the complexity of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to heightened billing and realization risk.
Additionally, Neighborhood Diabetes may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of these aforementioned risks, Neighborhood Diabetes may be required to record bad debt expenses, which could materially and adversely affect our results of operations and liquidity.

The implementation of a national-mail order competitive bid program by CMS could negatively affect Neighborhood Diabetes’ operating results.
Relative to Neighborhood Diabetes’ diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program, or the Program, provides for a phased-in program for competitive bidding on certain durable medical equipment items, including mail-order diabetes testing supplies. In July 2010, as part of the Program, CMS announced new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies under round one. The new limited single pay amounts impact a limited number of geographic areas. Neighborhood Diabetes’ bid was not aligned with these single payment amounts. In November 2010, CMS announced the names of the winners for round one, for which reimbursement rates became effective January 2011 for the limited number of geographic areas. Although Neighborhood Diabetes will not be a contracted supplier in the competitively bid areas, round one of the Program affects a small portion of Neighborhood Diabetes’ base membership. However, Congressional action has provided CMS with additional authority to use pricing information gathered during the Program for purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS also announced in November 2010 some general parameters relating to a national mail-order competitive bid program. While CMS implementation of a national mail-order competitive bid program is not expected until at least 2013, if such a program is implemented and depending upon the level of reduction in reimbursement rates of the final bid program, Neighborhood Diabetes’ operating results could be materially and adversely affected, which in turn could materially and adversely affect our operating results.
We will incur significant transaction, integration and other costs in connection with the Acquisition and these costs may exceed the realized benefits, if any, of the synergies and efficiencies from the Acquisition.
We have incurred significant transaction costs related to the Acquisition. In addition, we will incur integration costs as we integrate the Neighborhood Diabetes’ business with our own. Financial, managerial and operational challenges of the Acquisition may include:
•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in integrating Neighborhood Diabetes’ products and technologies;

•	risks associated with acquiring intellectual property;

•	difficulties in operating Neighborhood Diabetes profitably;

•	the inability to achieve anticipated synergies, cost savings or growth;

•	potential loss of key employees, particularly those of Neighborhood Diabetes;

•	difficulties in transitioning and maintaining key customer, distributor and supplier relationships;

•	risks associated with entering markets in which we have no or limited prior experience;

•	unanticipated costs; and

•	potential disputes with the sellers of Neighborhood Diabetes.
No assurances can be given that the expected benefit of synergies and efficiencies of the Acquisition will exceed the transaction and integration costs and the costs associated with these potential financial, managerial and operational challenges, or that expected benefits and synergies and efficiencies will be achieved in the near term or at all.
Certain of Neighborhood Diabetes’ contracts with its key partners contain change of control clauses, and we may be unable to obtain the consents that are required to be given under such contracts in connection with the Acquisition.
Neighborhood Diabetes’ agreements with certain of its partners contain change of control clauses that could allow its contractual counterparties to terminate their commercial relationships with Neighborhood Diabetes as a result of the Acquisition. These agreements include Neighborhood Diabetes’ supply agreements with certain blood glucose testing supply manufacturers and pump and pump supply companies. If any portion of these companies whose agreements with Neighborhood Diabetes generate a significant portion of Neighborhood Diabetes’ net sales terminate their relationships with Neighborhood Diabetes, it could have a material adverse effect on Neighborhood Diabetes’ business, financial condition and results of operations, which in turn could materially and adversely affect our business and results of operations.

Neighborhood Diabetes may have unknown liabilities or liabilities which exceed our estimates. Any such liabilities could adversely affect the financial position of the combined company.
Neighborhood Diabetes’ primary business activities center around the sale of diabetes related products, equipment and pharmaceuticals in the Eastern United States. These activities may have associated with them various potential liabilities relating to the conduct of its business prior to the Acquisition, including, but not limited to, product liability, liability for unpaid taxes, claims by governmental or regulatory authorities or third parties regarding the marketing and distribution of, or the reimbursement for the sale of its products and other potential liabilities that could adversely affect the financial position of the combined company. Upon consummating the Acquisition on June 1, 2011, we assumed these potential liabilities. While we have evaluated and continue to evaluate what we believe to be the most significant of these potential liabilities, it is possible that certain unknown liabilities could be realized and other liabilities (including those that we have fully evaluated and those that we have not fully evaluated) may exceed our estimates. Further adjustments may be made to our preliminary pro forma purchase price to account for adjustments based on the completion of the final valuation of the Acquisition and other reviews. Specifically, we will complete a valuation of Neighborhood Diabetes’ fixed assets and intangible assets and evaluation of contingent liabilities, and our final valuation may include the realization or quantification of contingent liabilities that are currently not included in the preliminary pro forma purchase price adjustments, which could adversely affect the financial position of the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Document
2.1	Merger Agreement by and among the Company, Nectar Acquisition I Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dates as of June 1, 2011 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

4.1	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2011 and incorporated by reference herein)

4.2	Form of 3.75% Convertible Senior Notes due 2016 (included in Exhibit 4.1)

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)
Date: August 9, 2011	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2011	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1	Merger Agreement by and among the Company, Nectar Acquisition I Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dates as of June 1, 2011 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed May 5, 2011 and incorporated herein by reference).

4.1	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 5, 2011 and incorporated by reference herein)

4.2	Form of 3.75% Convertible Senior Notes due 2016 (included in Exhibit 4.1)

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as filed with the SEC on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and June 30, 2010 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.