Form 10-Q
period 2011-09-30
INSULET CORP
filed 2011-11-08
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 3, 2011, the registrant had 47,393,824 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$103,812	$113,274
Accounts receivable, net	17,269	16,841
Inventories	13,123	11,430
Prepaid expenses and other current assets	3,653	912

Total current assets	137,857	142,457
Property and equipment, net	18,295	12,522
Intangible assets, net	30,673	—
Goodwill	26,164	—
Other assets	2,791	1,254

Total assets	$215,780	$156,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,604	$4,895
Accrued expenses	12,762	9,808
Deferred revenue	2,193	4,247
Other current liabilities	1,202	—

Total current liabilities	24,761	18,950
Long-term debt	106,319	69,433
Other long-term liabilities	1,260	1,619

Total liabilities	132,340	90,002
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2011 and December 31, 2010. Issued and outstanding: zero shares at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2011 and December 31, 2010. Issued and outstanding: 47,386,448 and 45,440,839 shares at September 30, 2011 and December 31, 2010, respectively	47	45
Additional paid-in capital	510,077	450,039
Accumulated deficit	(426,684)	(383,853)

Total stockholders’ equity	83,440	66,231

Total liabilities and stockholders’ equity	$215,780	$156,233

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Unaudited)
	(In thousands, except share and per share data)
Revenue	$44,594	$25,455	$105,063	$69,199
Cost of revenue	26,033	13,826	58,431	39,299

Gross profit	18,561	11,629	46,632	29,900
Operating expenses:
Research and development	4,638	3,698	16,059	12,128
General and administrative	11,379	7,230	31,585	20,379
Sales and marketing	12,312	8,979	30,943	26,301

Total operating expenses	28,329	19,907	78,587	58,808

Operating loss	(9,768)	(8,278)	(31,955)	(28,908)

Interest income	31	49	107	109
Interest expense	(3,825)	(3,871)	(10,983)	(11,502)

Other expense, net	(3,794)	(3,822)	(10,876)	(11,393)

Net loss	$(13,562)	$(12,100)	$(42,831)	$(40,301)

Net loss per share basic and diluted	$(0.29)	$(0.30)	$(0.92)	$(1.04)

Weighted average number of shares used in calculating basic and diluted net loss per share	47,321,989	40,155,277	46,442,236	38,784,692

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(42,831)	$(40,301)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,683	3,946
Amortization of debt discount	4,991	5,511
Stock-based compensation expense	5,606	3,957
Provision for bad debts	1,700	2,519
Non cash interest expense	2,381	654
Impairment of assets	—	1,021
Changes in operating assets and liabilities:
Accounts receivable	3,802	(2,999)
Inventories	594	(2,823)
Deferred revenue	(2,054)	(144)
Prepaid expenses and other current assets	851	235
Accounts payable, accrued expenses, and other liabilities	1,852	773
Other long term liabilities	(359)	(271)

Net cash used in operating activities	(17,784)	(27,922)

Cash flows from investing activities
Purchases of property and equipment	(8,838)	(3,632)
Acquisition of Neighborhood Diabetes	(37,855)	—

Net cash used in investing activities	(46,693)	(3,632)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	138,863	—
Payments to retire long-term debt	(88,195)	—
Payment of transaction fees related to credit facility amendment	—	(468)
Proceeds from issuance of common stock, net of offering expenses	4,347	7,944

Net cash provided by financing activities	55,015	7,476

Net decrease in cash and cash equivalents	(9,462)	(24,078)
Cash and cash equivalents, beginning of period	113,274	127,996

Cash and cash equivalents, end of period	$103,812	$103,918

Supplemental disclosure of cash flow information
Cash paid for interest	$2,284	$4,358

Non-cash investing and financing activities
Issuance of common stock for the acquisition of Neighborhood Diabetes	$24,432	$—
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
     In January 2010, the Company entered into a five year distribution agreement with Ypsomed Distribution AG (“Ypsomed”) to become the exclusive distributor of the OmniPod System in eleven countries. Through the Company’s partnership with Ypsomed, the OmniPod System is now available in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway, and Switzerland. The Company expects that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2012. In February 2011, the Company entered into a distribution agreement with GlaxoSmithKline Inc., (“GSK”), to become the exclusive distributor of the OmniPod System in Canada. The Company shipped OmniPods to GSK during the second quarter of 2011, and GSK began distributing the OmniPod System during the third quarter of 2011.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011, or for any other subsequent interim period.
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

Inventories
     Inventories are held at the lower of cost or market, determined under the first-in, first-out (“FIFO”) method. Inventory has been recorded at cost as of September 30, 2011 and December 31, 2010. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.
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
Intangibles and Other Long-Lived Assets
     The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. At September 30, 2011, intangible assets related to the acquisition of Neighborhood Diabetes consisted of $27.9 million of customer relationships and $2.7 million of tradenames. The Company assesses the need for an impairment of intangibles and other finite-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationships asset is ten years. Intangible assets with determinable estimated lives are amortized over these lives.
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
     In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, the Company is required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, the Company will invoice amounts based upon meeting certain deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on costs incurred and total payments under the agreement.
     The Company had deferred revenue of $2.4 million and $4.8 million as of September 30, 2011 and December 31, 2010, respectively. The deferred revenue recorded as of September 30, 2011 was comprised of product-related revenue, unrecognized amounts related to the Development Agreement as well as the non-amortized agreement fee related to the Abbott agreement.
Concentration of Credit Risk
     Financial instruments that subject the Company to credit risk primarily consist of cash, cash equivalents and accounts receivable. Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors and government agencies. There were no third-party payors or government agencies that accounted for more than 10% of gross accounts receivable as of September 30, 2011 or December 31, 2010.
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
Income Taxes
     FASB Accounting Standard Codification, 740-10, Income Taxes (“FASB ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.
     The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.
     The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2011, interest and penalties were immaterial to the consolidated financial statements.
Stock-Based Compensation
     The Company accounts for stock-based compensation under the provisions of FASB Accounting Standards Codification 718-10, Compensation — Stock Compensation (“FASB ASC 718-10”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. The Company determines the intrinsic value of restricted stock based on the closing prices of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.
     The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
     See Footnote 12 for a summary of the stock option activity under our stock-based employee compensation plan.
3. Acquisition of Neighborhood Diabetes
     On June 1, 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates, if necessary, for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.
     The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the three and nine months ended September 30, 2011, the Company included approximately $10.4 million and $14.1 million, respectively, of revenue from for pharmacy and testing supplies sold by Neighborhood Diabetes. If the acquisition had occurred as of January 1, 2010, consolidated revenue would have been approximately $130.0 million and $113.1 million for the nine months ended September 30, 2011 and 2010, respectively. Consolidated net loss would have been approximately $44.1 million and $38.8 million for the nine months ended September 30, 2011 and 2010, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation will be made as additional information becomes available with respect to the fair value of the net assets. The preliminary purchase price at June 1, 2011 has been allocated as follows (in thousands):

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

$62,348

     In the three months ended September 30, 2011 the Company recorded certain adjustments to the initial purchase price accounting. The adjustments to goodwill are as follows (in thousands):

Purchase accounting adjustments
offset to goodwill
Collection of fully reserved receivable	$(543)
Other	(20)

Total	$(563)

     The Company incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the three and nine months ended September 30, 2011.
4. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		As of
		September 30, 2011

		Accumulated
	Cost	Amortization	Net Book Value
Customer relationships	$30,100	$(2,165)	$27,935
Tradename	2,800	(62)	2,738

Total	$32,900	$(2,227)	$30,673

     The Company recorded $32.9 million of other intangible assets in the nine months ended September 30, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is ten years and that the estimated useful life of the tradename is 15 years and is amortizing the assets over these estimated lives accordingly. The amortization of other intangible assets was approximately $1.7 million and $2.2 million for the three and nine months ended September 30, 2011, respectively. No amortization expense was recorded in any period prior to the three months ended June 30, 2011. Amortization expense for the year ending December 31, 2011 is expected to be approximately $3.9 million.
Amortization expense expected for the next five years is as follows (in thousands):

	Amortization Expense
Year Ended	Customer
December 31,	Relationships	Tradename	Total
2012	$5,853	$187	$6,040
2013	4,736	187	4,923
2014	3,790	187	3,977
2015	3,064	187	3,251
2016	2,478	187	2,665
5. Long-Term Debt
     At September 30, 2011 and December 31, 2010, the Company had outstanding long-term debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
Liabilities:
Principal amount of the 5.375% Convertible Notes	$15,000	$85,000
Principal amount of the 3.75% Convertible Notes	143,750	—
Unamortized discount of liability component	(52,431)	(15,567)

	$106,319	$69,433

Deferred financing costs	$2,660	$1,173
     Interest expense related to the 5.375% Notes, the 3.75% Notes and the Facility Agreement referred to below was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Contractual coupon interest	$1,549	$1,838	$3,834	$5,501
Accretion of debt discount	2,143	1,887	4,992	5,493
Amortization of debt issuance costs	146	214	389	654

	$3,838	$3,939	$9,215	$11,648

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

     On June 29, 2011, in connection with the issuance of $143.8 million of 3.75% Convertible Notes due June 15, 2016 (the “3.75% Notes”), the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million of the remaining 5.375% Notes. The investors’ combined $73.0 million of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% notes) was considered to be a modification of a portion of the 5.375% Notes. See “3.75% Convertible Notes” for additional detail on the modification accounting.
     Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million of principal 5.375% Notes was $3.1 million in the nine months ended September 30, 2011. There was no non-cash interest expense in the three months ended September 31, 2011. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million of principal 5.375% Notes was $1.4 million and $4.1 million in the three and nine months ended September 30, 2010, respectively.
     Cash interest expense related to the 5.375% Notes was $0.2 million and $2.5 million in the three and nine months ended September 30, 2011, respectively. Cash interest expense related to the 5.375% Notes was $1.1 million and $3.4 million for the three and nine months ended September 30, 2010, respectively.
     As of September 30, 2011, the Company included approximately $1.3 million on its balance sheet related to the unmodified portion of the 5.375% Notes. The 5.375% Notes have a remaining term of 1.75 years.
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
     In connection with the execution of the Facility Agreement, the Company issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of September 30, 2011, all warrants to acquire 3.75 million shares of the Company’s common stock issued in connection with the Facility Agreement were exercised.
     In December 2010, the Company paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. The Company recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At September 30, 2011 and December 31, 2010, there were no amounts related to the Facility Agreement included in long-term debt on the Company’s balance sheet.
3.75% Convertible Notes
     In June 2011, the Company sold $143.8 million principal amount of the 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the principal amount. The Company intends to settle the principal in cash.
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
     The Company evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and accounted for at fair value. The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At September 30, 2011, the Company separately accounted for and determined that these derivatives have de minimus value.
     In connection with the issuance of the 3.75% Notes, the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million of the remaining 5.375% Notes. This transaction was treated as a modification of a portion of the 5.375% Notes. The Company accounted for this modification of existing debt separately from the issuance of the remainder of the 3.75% Notes.
     Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the modified $13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes. The Company included $46.3 million on its balance sheet related to these notes at September 30, 2011. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense in the nine months ended September 30, 2011. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million of the modified debt was $1.2 million in the three and nine months ended September 30, 2011. As the debt was considered to be modified in connection with the issuance of the 3.75% Notes in June 2011, there was no non-cash interest expense related to the modified debt in the three and nine months ended September 30, 2010.
     Of the $143.8 million of 3.75% Notes issued in June 2011, $84.3 million was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million of 3.75% Notes. The Company included $58.7 million on its balance sheet related to these notes at September 30, 2011. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt based on a borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $1.1 million in the three and nine months ended September 30, 2011. There was no non-cash interest recorded on the new portion of the 3.75% Notes in the three and nine months ended September 30, 2010.
     Cash interest expense related to the $143.8 million of 3.75% Notes was $1.3 million in the three and nine months ended September 30, 2011. No cash interest was recorded on the 3.75% Notes in the three and nine months ended September 30, 2010.
     As of September 30, 2011, the 3.75% Notes have a remaining term of 4.75 years.
6. Restructuring Expenses and Impairments of Assets
     During the nine months ended September 30, 2010, the Company performed an evaluation of its Construction in Process related to its manufacturing equipment for its next generation OmniPod. As a result of this evaluation as well as the additional information obtained in connection with the completion of the Company’s pilot manufacturing line for its next generation OmniPod, the Company determined that approximately $1.0 million of previously capitalized costs relating to the project no longer met the capitalization criteria. Accordingly, the Company expensed these costs as research and development expense in the nine months ended September 30, 2010. The evaluations performed in the nine months ended September 30, 2011 resulted in no impaired assets being identified.
7. Net Loss Per Share
     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units, and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2011 and 2010, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Nine Months Ended
	September 30,
	2011	2010
5.375% Convertible notes	702,701	3,981,969
3.75% Convertible notes	5,487,642	—
Unvested restricted stock units	648,215	374,887
Outstanding options	2,861,536	3,370,576
Outstanding warrants	62,752	1,687,752

Total	9,762,846	9,415,184

8. Accounts Receivable
The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Trade receivables	$23,685	$22,273
Allowance for doubtful accounts	(6,416)	(5,432)

	$17,269	$16,841

9. Inventories
     Inventories consist of the following:

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Raw materials	$3,929	$1,892
Work-in-process	622	2,378
Finished goods	8,572	7,160

	$13,123	$11,430

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Balance at the beginning of period	$1,795	$1,940	$1,873	$1,820
Warranty expense	792	347	2,171	1,316
Warranty claims settled	(725)	(502)	(2,182)	(1,351)

Balance at the end of the period	$1,862	$1,785	$1,862	$1,785

	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Composition of balance:
Short-term	$856	$880
Long-term	1,006	993

Total warranty balance	$1,862	$1,873

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
Legal Proceedings
     In August 2010, Becton, Dickinson and Company, (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents, and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.
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
12. Equity
     In June 2010, the lenders in the Company’s Facility Agreement exercised warrants to purchase 2,125,000 shares of the Company’s common stock for an aggregate purchase price of $6.7 million. The Company had originally granted warrants to purchase 3,750,000 shares of its common stock at $3.13 per share in connection with the Facility Agreement.
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
     The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three and nine months ended September 30, 2011 was $1.8 million and $5.6 million, respectively, and was calculated based on awards ultimately expected to vest. Employee stock-based compensation expense recognized in the three and nine months ended September 30, 2010 was $1.3 million and $4.0 million, respectively. At September 30, 2011, the amount of stock-based compensation capitalized as part of inventory was not material. At September 30, 2011, the Company had $19.4 million of total unrecognized compensation expense related to stock options and restricted stock units.
Stock Options
     The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance, December 31, 2010	3,018,469	$8.74
Granted	612,500	17.78
Exercised	(659,084)	7.59	$7,656	(1)
Canceled	(110,349)	12.73

Balance, September 30, 2011	2,861,536	$10.79	$15,344

Vested, September 30, 2011	1,614,110	$8.64	$11,643	(2)

Vested and expected to vest, September 30, 2011 (3)	2,404,247		$13,729	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of September 30, 2011, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of September 30, 2011, plus the number of unvested options expected to vest as of September 30, 2011, based on the unvested options outstanding as of September 30, 2011, adjusted for the estimated forfeiture rate of 16%.
     At September 30, 2011 there were 2,861,536 options outstanding with a weighted average exercise price of $10.79 per share and a weighted average remaining contractual life of 6.9 years. At September 30, 2011 there were 1,614,110 options exercisable with a weighted average exercise price of $8.64 per share and a weighted average remaining contractual life of 5.6 years.
     Employee stock-based compensation expense related to stock options recognized in the three and nine months ended September 30, 2011 was $1.1 million and $3.2 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options recognized in the three and nine months ended September 30, 2010 was $1.0 million and $3.2 million, respectively. At September 30, 2011, the Company had $9.9 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.2 years.
Employee Stock Purchase Plan
     As of September 30, 2011 and 2010, no shares were contingently issued under the employee stock purchase plan (“ESPP”). In the nine months ended September 30, 2011 and 2010, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
     In the nine months ended September 30, 2011, the Company awarded 464,200 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $18.00 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the nine months ended September 30, 2011 were valued at approximately $8.4 million at their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $0.7 million and $2.4 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and nine months ended September 30, 2011, respectively. Approximately $0.3 million and $0.7 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and nine months ended September 30, 2010, respectively. Approximately $9.5 million of the fair value of the restricted stock units remained unrecognized as of September 30, 2011. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. During the nine months ended September 30, 2011, 120,983 restricted stock units originally granted in 2010 vested. The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares	Fair Value
Balance, December 31, 2010	355,999	$14.99
Granted	464,200	18.00
Vested	(120,983)	14.91
Forfeited	(51,001)	16.18

Balance, September 30, 2011	648,215	$17.07

Restricted Common Stock
     During the year ended December 31, 2008, the Company awarded 4,000 shares of restricted common stock to a non-employee. The shares of restricted common stock were granted under the 2007 Plan and vested over two years. The shares of restricted common stock granted had a weighted average fair value of $8.04 per share based on the closing price of the Company’s common stock on the date of grant. The remaining 444 unvested shares at December 31, 2010 vested during the nine months ended September 30, 2011. The Company recognized the total compensation expense of $32,000 over the two year vesting period.
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
Overview
     We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System (the “OmniPod System”) consists of our disposable OmniPod insulin infusion device and our handheld, wireless Personal Diabetes Manager, (‘PDM”). The U.S. Food and Drug Administration, (“FDA”), approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System.
     We have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System across the entire United States. In January 2010, we entered into a five year distribution agreement with Ypsomed Distribution AG, (“Ypsomed”), to become the exclusive distributor of the OmniPod System in eleven countries, subject to approved reimbursement. Through our partnership with Ypsomed, the OmniPod System is now available in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distribution of the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2012. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc., (“GSK”), to become the exclusive distributor of the OmniPod System in Canada. We made an initial shipment of OmniPods to GSK during the second quarter of 2011, and GSK began distributing the OmniPod System during the third quarter of 2011. We focus our sales initiatives towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients.
     On June 1, 2011, we completed the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies. Neighborhood Diabetes is based in Woburn, Massachusetts with additional facilities in Brooklyn, New York and Orlando, Florida. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States. Neighborhood Diabetes supplies these customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, and other products for the management and treatment of diabetes.
     We currently produce the OmniPod System on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. (“Flextronics”). We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12-month forecast that we provide. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.
     To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod, is important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2011 demand for OmniPods.
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

     Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients.
     Neighborhood Diabetes has built a strong infrastructure in the reimbursement, billing and collection areas that provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. Neighborhood Diabetes’ business model requires collaboration with physicians, medical device manufacturers, pharmaceutical distributors, private insurers and public insurers such as The Center for Medicare & Medicaid Services, (“CMS”), who we collectively refer to as partners. Neighborhood Diabetes’ net sales are primarily generated from distributing diabetes supplies and pharmaceuticals pursuant to agreements with its partners.
     As a medical device company, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors. As part of the integration of Neighborhood Diabetes, we are aligning third-party payor contracts, both ours and those of Neighborhood Diabetes, to be able to better leverage our cross-selling initiatives. As we expand our sales and marketing focus, increase our manufacturing capacity, expand to international markets and leverage the Neighborhood Diabetes model, we will need to maintain and expand available reimbursement for our product offerings.
     Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2011, we incurred net losses of $13.6 million and $42.8 million, respectively. As of September 30, 2011, we had an accumulated deficit of $426.7 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock and issuances of convertible debt and borrowings under certain other debt agreements. As of September 30, 2011, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, approximately $15 million matures in June 2013 and approximately $143.8 million matures in June 2016.
     Our long-term financial objective is to achieve and sustain profitable growth. Our efforts for the remainder of 2011 are focused primarily on the development, production and regulatory approval of our next generation OmniPod System, the expansion of sales by continuing to add new patients as well as increasing the sales to existing patients by offering additional products and services, and the integration of Neighborhood Diabetes. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
     We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.
Acquisition of Neighborhood Diabetes
     On June 1, 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse us and our affiliates, if necessary, for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.
     We have accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with our results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. If the acquisition had occurred as of January 1, 2010, consolidated revenue would have been approximately $130.0 million and $113.1 million for the nine months ended September 30, 2011 and 2010, respectively. Consolidated net loss would have been approximately $44.1 million and $38.8 million for the nine months ended September 30, 2011 and 2010, respectively. For the three and nine months ended September 30, 2011, we included approximately $10.4 million and $14.1 million of revenue related to pharmacy and testing supplies sold by Neighborhood Diabetes, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation will be made as additional information becomes available with respect to the fair value of the net assets acquired. The preliminary purchase price at June 1, 2011 has been allocated as follows (in thousands):

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

$62,348

     In the three months ended September 30, 2011 we recorded certain adjustments to the initial purchase price accounting. The adjustments to goodwill are as follows (in thousands):

Purchase accounting adjustments
offset to goodwill
Collection of fully reserved receivable	$(543)
Other	(20)

Total	$(563)

     We incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the three and nine months ended September 30, 2011.
Financial Operations Overview
     Revenue. Prior to the acquisition of Neighborhood Diabetes, we derived nearly all of our revenue from the sale of the OmniPod System to customers and third-party distributors who resell the product to customers. Neighborhood Diabetes is a durable medical equipment distributor that sells other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We are currently selling our OmniPod System through our partnership with Ypsomed in seven markets, namely Germany, the United Kingdom, France, the Netherlands, Sweden, Norway and Switzerland. We expect that Ypsomed will begin distributing the OmniPod System, subject to approved reimbursement, in the other markets under the agreement in 2012. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. We shipped OmniPods to GSK during the second quarter 2011, and GSK began distributing the OmniPod System in the third quarter 2011. In connection with our June 1, 2011 acquisition of Neighborhood Diabetes, we also provide more than 60,000 Type 1 and Type 2 diabetes patients with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals.
     In March 2008, we received a cash payment from Abbott Diabetes Care, Inc., (“Abbott”), for an agreement fee in connection with execution of the first amendment to the development and license agreement with Abbott. We are recognizing the payment as revenue over the five year term of the agreement. In addition, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. We recognize the revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time of the sale of the PDM to the patient.
     In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company ( the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, we will invoice amounts as we meet certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on costs incurred and total payments under the agreement.
     As of September 30, 2011 and December 31, 2010, we had deferred revenue of $2.4 million and $4.8 million, respectively. These amounts include product-related revenue, unrecognized amounts related to the Development Agreement, as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2011, we expect our revenue to continue to increase as we gain new customers and increase our product offerings to existing customers in the

United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes and other risks and uncertainties.
     Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and packaging costs, related to the OmniPod System and the cost for which we acquire our other products from third party suppliers distributed through our Neighborhood Diabetes business, and costs incurred related to the Development Agreement. On a per unit basis for the OmniPod System, the cost of revenue is expected to be consistent for the remainder of the year. Cost of revenue related to the Neighborhood Diabetes business is expected to reduce our overall gross margin as we resell other diabetes supplies to our combined customers. We have filed for 510(K) clearance from the FDA on our next generation OmniPod. Once approved, we expect improvement in our gross margins in connection with the introduction of this next generation product.
     Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects, including regulatory approval of our next generation product. We expense all research and development costs as incurred. For the year ending December 31, 2011, we expect overall research and development spending to remain higher than in 2010 as we finalize the validation of our next generation product manufacturing line with Flextronics and work with the regulatory agencies on obtaining approval of the next generation product.
     General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to remain higher in 2011 compared to 2010, mainly as a result of our acquisition of Neighborhood Diabetes on June 1, 2011.
     Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to remain higher in 2011 as compared to 2010 as a result of the growth of our existing business, our acquisition of Neighborhood Diabetes as well as our efforts to enhance the products we offer to our existing patients.
Results of Operations
     The following table presents certain statement of operations information for the three and nine months ended September 30, 2011 and 2010:

	Three months ended				Nine months ended
	September 30,			September 30,
	2011	2010	% Change	2011	2010	% Change
	(in thousands)			(in thousands)
Revenue	$44,594	$25,455	75%	$105,063	$69,199	52%
Cost of revenue	26,033	13,826	88%	58,431	39,299	49%

Gross profit	18,561	11,629	60%	46,632	29,900	56%
Operating expenses:
Research and development	4,638	3,698	25%	16,059	12,128	32%
General and administrative	11,379	7,230	57%	31,585	20,379	55%
Sales and marketing	12,312	8,979	37%	30,943	26,301	18%

Total operating expenses	28,329	19,907	42%	78,587	58,808	34%

Operating loss	(9,768)	(8,278)	18%	(31,955)	(28,908)	11%
Other expense, net	(3,794)	(3,822)	1%	(10,876)	(11,393)	5%

Net loss	$(13,562)	$(12,100)	12%	$(42,831)	$(40,301)	6%

Comparison of the Three and Nine Months Ended September 30, 2011 and 2010
Revenue
     Our total revenue was $44.6 million and $105.1 million for the three and nine months ended September 30, 2011, compared to $25.5 million and $69.2 million for the same periods in 2010. The increase in revenue is primarily due to continued adoption of the OmniPod System by patients in the United States and internationally, as well of the sale of testing and other supplies related to our acquisition of Neighborhood Diabetes. We expect our revenue to increase as we continue to add new patients, introduce the OmniPod System in additional territories, generate a higher volume of reorders based on our expanding patient base and continue to realize revenue growth from our Neighborhood Diabetes business.
Cost of Revenue
     Cost of revenue was $26.0 million and $58.4 million for the three and nine months ended September 30, 2011, compared to $13.8 million and $39.3 million for the same periods in 2010. The increase in cost of revenue is primarily due to a significant increase in sales volume offset by cost efficiencies related to the bill of material and production volume on our OmniPod System as well as the impact on cost of sales of the lower gross margin profile Neighborhood Diabetes business. We expect gross margins for the remainder of the year in the range of 42% to 45% of revenue.
Research and Development
     Research and development expenses increased $0.9 million, or 25%, to $4.6 million for the three months ended September 30, 2011, compared to $3.7 million for the same period in 2010. For the three months ended September 30, 2011, the increase was primarily a result of $0.9 million of testing and tooling expenses on the current version of the OmniPod and an increase of $0.6 million in employee related expenses. These increases are offset by a $0.7 million decrease in expenses related to our next generation OmniPod System as we move closer to production.

     Research and development expenses increased $4.0 million, or 32%, to $16.1 million for the nine months ended September 30, 2011, compared to $12.1 million for the same period in 2010. For the nine months ended September 30, 2011, the increase was primarily a result of $0.6 million of additional materials and equipment utilized in the development of our next generation OmniPod System, a $1.6 million increase in employee related expenses, $0.9 million in other outside services, and $0.6 million increase in depreciation.
General and Administrative
     General and administrative expenses increased $4.2 million, or 57%, to $11.4 million for the three months ended September 30, 2011, compared to $7.2 million for the same period in 2010. This increase was primarily a result of an increase in employee related expenses of $2.1 million, including $1.1 million related to Neighborhood Diabetes and $0.8 million related to new hires, merit increases and stock based compensation, $0.4 million related to higher legal fees, and a $1.7 million of amortization on acquired intangibles.
     General and administrative expenses increased $11.2 million, or 55%, to $31.6 million for the nine months ended September 30, 2011, compared to $20.4 million for the same period in 2010. This increase was primarily a result of $3.2 million of transaction costs for the acquisition of Neighborhood Diabetes, $0.9 million related to higher audit and legal fees, $2.2 million of amortization on acquired intangibles, and an increase in employee related expenses of $4.9 million, including $2.0 million related to the acquisition of Neighborhood Diabetes and $2.9 million related to new hires, merit increases, bonus and stock based compensation.
Sales and Marketing
     Sales and marketing expenses increased $3.3 million, or 37%, to $12.3 million for the three months ended September 30, 2011, compared to $9.0 million for the same period in 2010. This increase in sales and marketing expenses was due to an increase of $2.0 million in employee related expenses, including $1.9 million from the acquisition of Neighborhood Diabetes, an increase of $0.4 million in shipping costs related to Neighborhood Diabetes, an increase of $0.3 million in customer support due to a higher patient volume, and $0.3 million in advertising expenses.
     Sales and marketing expenses increased $4.6 million, or 18%, to $30.9 million for the nine months ended September 30, 2011, compared to $26.3 million for the same period in 2010. The increase in sales and marketing expenses for the nine months ended September 30, 2011 was due to an increase of $3.1 million in employee related expenses, including $2.1 million from Neighborhood Diabetes, an increase of $0.8 million in outside services and an increase of $0.4 million in shipping costs related to Neighborhood Diabetes, and $0.3 million increase for patient training.
Other Expense, Net
     Net interest expense was $3.8 million for the three months ended September 30, 2011, compared to $3.8 million for the same period in 2010. Net interest expense was $10.9 million for the nine months ended September 30, 2011, compared to $11.4 million for the same period in 2010. Net interest expense remained relatively consistent due to additional cash and non-cash interest expense related to the issuance of the 3.75% Notes which was offset by the decrease in the interest expense related to the Facility Agreement, which was repaid in 2010 and the repurchase of a portion of our 5.375% Notes.
Liquidity and Capital Resources
     We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. On June 1, 2011, we acquired all of the outstanding shares of Neighborhood Diabetes. The aggregate purchase price of approximately $62.4 million included approximately $37.9 million in cash paid at closing. As of September 30, 2011, we had $103.8 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
     In June 2010, the lenders under the Facility Agreement exercised warrants to acquire 2,125,000 shares of our common stock at an exercise price of $3.13 per share. We received cash totaling $6.7 million as a result of this exercise.
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
Long-Term Debt
     At September 30, 2011 and December 31, 2010, we had outstanding long-term debt and related deferred financing costs on our balance sheet as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
Liabilities:
Principal amount of the 5.375% Convertible Notes	$15,000	$85,000
Principal amount of the 3.75% Convertible Notes	143,750	—
Unamortized discount of liability component	(52,431)	(15,567)

	$106,319	$69,433

Deferred financing costs	$2,660	$1,173
     Interest expense related to the Notes and Facility Agreement was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Contractual coupon interest	$1,549	$1,838	$3,834	$5,501
Accretion of debt discount	2,143	1,887	4,992	5,493
Amortization of debt issuance costs	146	214	389	654

	$3,838	$3,939	$9,215	$11,648

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
     On June 29, 2011, in connection with the issuance of $143.8 million of 3.75% Convertible Notes due June 2016 (the “3.75% Notes”), we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million of the remaining 5.375% Notes. The investors’ combined $73.0 million of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) were considered to be a modification of a portion of the 5.375% Notes. See “3.75% Convertible Notes” for additional detail on the modification.
     Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million of principal 5.375% Notes was $3.1 million in the nine months ended September 30, 2011. There was no non-cash interest expense in the three months ended September 31, 2011. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million of principal 5.375% Notes was $1.4 million and $4.1 million in the three and nine months ended September 30, 2010, respectively.
     Cash interest expense related to the 5.375% Notes was $0.2 million and $2.5 million in the three and nine months ended September 30, 2011, respectively. Cash interest expense related to the 5.375% Notes was $1.1 million and $3.4 million for the three and nine months ended September 30, 2010, respectively.
     As of September 30, 2011, we included $1.3 million on our balance sheet related to the unmodified portion of the 5.375% Notes. The 5.375% Notes have a remaining term of 1.75 years.
Facility Agreement and Common Stock Warrants
     In March 2009, we entered into the facility agreement with certain institutional accredited investors (the“Facility Agreement”), pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee, were $3.0 million and were amortized as interest expense over the 42 months of the Facility Agreement. In September 2009, we entered into an amendment to the Facility Agreement whereby we repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement. The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the amendment to the Facility Agreement, we entered into a securities purchase agreement with the lenders whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as a debt discount which was amortized as interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.
     In connection with the execution of the Facility Agreement, we issued to the lenders fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of September 30, 2011, all warrants to acquire 3.75 million shares of our common stock issued in connection with the Facility Agreement were exercised.
     In December 2010, we paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. We recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At September 30, 2011 and December 31, 2010, there were no amounts related to the Facility Agreement included in long-term debt on our balance sheet.
     As the Facility Agreement was repaid in December 2010, no amounts were included in interest expense in the consolidated statements of operations in the three and nine months ended September 30, 2011.
     3.75% Convertible Notes
     In June 2011, we sold $143.8 million principal amount of the 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount. We intend to settle the principal in cash.
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
     We evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and valued. We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be valued. We assess the value of each of these embedded derivatives at each balance sheet date. At September 30, 2011, we determined that these derivatives have de minimus value.
     In connection with the issuance of the 3.75% Notes, we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million of the remaining 5.375% Notes. This transaction was treated as a modification of the existing 5.375% Notes. We accounted for this modification of a portion of the 5.375% Notes separately from the issuance of the remainder of the 3.75% Notes.
     Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the modified $13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes. We recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification which were recorded as interest expense in the nine months ended September 30, 2011. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on $73 million of the modified debt was $1.2 million in the three and nine months ended September 30, 2011 As the debt was considered to be modified in connection with the issuance of 3.75% Notes in June 2011, there was no non-cash interest expense related to the modified debt in the three and nine months ended September 30, 2010.
     Of the $143.8 million of 3.75% Notes issued in June 2011, $84.3 million was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million. We included $58.7 million on our balance sheet related to these notes at September 30, 2011. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $1.1 million in the three and nine months ended September 30, 2011. There was no non-cash interest recorded on the new portion of the 3.75% Notes in the three and nine months ended September 30, 2010.
     Cash interest expense related to the $143.8 million of 3.75% Notes was $1.3 million in the three and nine months ended September 30, 2011. No cash interest was recorded on the 3.75% Notes in the three and nine months ended September 30, 2010.

     As of September 30, 2011, the 3.75% Notes have a remaining term of 4.75 years.
Operating Activities
     The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Nine months ended
	September 30,
	2011	2010
	(In thousands)
Cash used in operating activities	$(17,784)	$(27,922)
Net loss	$(42,831)	$(40,301)
     For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash expenses. Adjustments for non-cash items were approximately $20.4 million and $17.6 million in the nine months ended September 30, 2011 and September 30, 2010, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation and non-cash interest expense. Uses of cash from operations in the nine months ended September 30, 2011 include a decrease in deferred revenue of $2.1 million. Uses of cash from operations in the nine months ended September 30, 2011 were offset by a reduction in accounts receivable of $3.8 million, primarily attributable to improved collections, and an increase of $1.9 million in accounts payable and accruals.
Investing and Financing Activities
     The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Nine months ended
	September 30,
	2011	2010
	(In thousands)
Cash used in investing activities	$(46,693)	$(3,632)
Cash provided by financing activities	$55,015	$7,476
     Cash used in investing activities in the nine months ended September 30, 2011 primarily related to the acquisition of Neighborhood Diabetes. We paid approximately $37.9 million in cash as partial consideration. In addition, we purchased fixed assets primarily for use in the development and manufacturing of the OmniPod System. In the nine months ended September 30, 2010, cash used in investing activities was primarily for the purchase of fixed assets for use in the development and manufacturing of the OmniPod System. Capital expenditures are expected to continue to increase in 2011 as we complete our first manufacturing line for our next generation product.
     In the nine months ended September 30, 2011 cash provided by financing activities related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million principal of the 5.375% Notes for $85.1 million. Cash provided by financing activities in the nine months ended September 30, 2010 mainly consisted of the net proceeds from the issuance of common stock in connection with the exercise of employee stock options.
Contractual Obligations
     We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. In addition, in connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in Woburn, Massachusetts, Brooklyn, New York and Orlando, Florida. As of September 30, 2011, we had an outstanding letter of credit which totaled $0.1 million to cover our security deposits for lease obligations. As a result of the leases acquired, we expect to pay additional rent of $0.1 million in 2011, $0.5 million in 2012 and $0.3 million in 2013.
     As a result of the issuance of the 3.75% Notes and the repurchase of $70 million of the 5.375% Notes in June 2011, we expect to pay cash interest of $5.4 million in 2011, $6.2 million in 2012, $5.7 million in 2013, $5.4 million in 2014 and 2015 and $2.5 million in 2016. Additionally we expect to repay the $15 million of the 5.375% Notes in 2013 and the $143.8 million of the 3.75% Notes in 2016.
Off-Balance Sheet Arrangements
     As of September 30, 2011, we did not have any off-balance sheet financing arrangements.
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
     When doubt exists about reasonable assuredness of collectability from specific customers, we defer revenue from sales of products to those customers until payment is received.
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
     In June 2011, we entered into the Development Agreement. Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, we will invoice amounts as we meet certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on costs incurred and total payments under the agreement.
     We had deferred revenue of $2.4 million as of September 30, 2011. The deferred revenue recorded as of September 30, 2011 was comprised of product-related revenue, unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.
Income Taxes
     FASB Accounting Standards Codification 740-10, Income Taxes (“FASB ASC 740-10”), clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FASB ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FASB ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2011, we had $0.2 million of unrecognized tax benefits recorded.
Stock-Based Compensation
     We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. (“FASB ASC 718-10”) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.
     We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. We determine the intrinsic value of restricted stock and restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.
     The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
     In the three and nine months ended September 30, 2011, we recorded $1.8 million and $5.6 million of stock based compensation expense, respectively. In the three and nine months ended September 30, 2010, we recorded $1.3 million and $4.0 million of stock based compensation expense, respectively.
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
Intangibles and Other Long-Lived Assets
     Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment, whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. At September 30, 2011, intangibles assets related to the acquisition of Neighborhood Diabetes and consisted of $27.9 million of customer relationships and $2.7 million of tradenames. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename is fifteen years. The estimated life of the acquired customer relationships asset is ten years. Intangible assets with determinable estimated lives are amortized over these lives.

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
Warranty
     We provide a four year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At September 30, 2011 and December 31, 2010, the warranty reserve was $1.9 million.
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
     As of September 30, 2011, we had outstanding debt recorded on our consolidated balance sheet of $15.0 million related to our 5.375% Notes and $143.8 million related to our 3.75% Notes. These amounts were offset by related debt discounts of $52.4 million. As the interest rate on the 5.375% and 3.75% Notes is fixed, changes in interest rates do not affect the value of our debt.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of September 30, 2011, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     In August 2010, Becton, Dickinson and Company, (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod Insulin Management System (the “OmniPod System”) infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.
     We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as well as the factors discussed in part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. (Removed and Reserved)
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description of Document
31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

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

INSULET CORPORATION (Registrant)
Date: November 8, 2011	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2011	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document
31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following financial statements from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, as filed with the SEC on November 8, 2011, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and September 30, 2010 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.