Form 10-K
period 2011-12-31
INSULET CORP
filed 2012-02-28
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2011 was approximately $976.1 million. In making such calculation, the registrant does not determine whether any director, officer or other holder of common stock is an affiliate for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 22, 2012:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	47,578,358
Preferred Stock Purchase Rights	—

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Overview

We are a medical device company that develops, manufactures and markets an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System (the “OmniPod System”), which consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager (“PDM”), is the only commercially-available insulin infusion system of its kind. Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.

The U.S. Food and Drug Administration (“FDA”) approved the OmniPod System in January 2005, and we began commercial sale of the OmniPod System in the United States in October 2005. Since the commercial launch of the OmniPod System, we have progressively expanded our marketing efforts from an initial focus in the Eastern United States, to providing availability of the OmniPod System in the entire United States. In January 2010, we entered into a distribution agreement with Ypsomed Distribution AG (“Ypsomed”) pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in eleven countries, subject to approved reimbursement. Through our partnership with Ypsomed, the OmniPod System is available in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc. (“GSK”) pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System during the third quarter of 2011. We focus our sales and marketing efforts related to the OmniPod System towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetic patients, as well as individual diabetes patients.

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

We submitted a Form 510K with the FDA and are currently awaiting approval of our next generation of the OmniPod System. The new OmniPod is approximately one-third smaller in size and one-quarter lighter in weight. In August 2011, we received CE Mark approval for our next generation OmniPod System.

Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 9 Oak Park Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 457-5000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2011.

Our Market

Diabetes is a chronic, life-threatening disease for which there is no known cure. Diabetes is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high levels, a condition known as hyperglycemia, and very low levels, a condition called hypoglycemia. Hyperglycemia can lead to serious short-term complications, such as confusion, vomiting, dehydration and loss of consciousness and long-term complications, such as blindness, kidney disease, nervous system disease, amputations, stroke and cardiovascular disease, or death. Hypoglycemia can lead to confusion, loss of consciousness or death.

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

Managing Diabetes

Diabetes Management Challenges

Diabetes is often frustrating and difficult for patients to manage. Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. For people with insulin-dependent diabetes, many corrections, consisting of the administration of additional insulin or ingestion of additional carbohydrates, are needed throughout the day in order to maintain blood glucose levels within normal ranges. Achieving this result can be very difficult without multiple daily injections of insulin or the use of continuous subcutaneous insulin infusion (“CSII”) therapy. Patients attempting to control their blood glucose levels tightly to prevent the long-term complications associated with fluctuations in blood glucose levels are at greater risk for overcorrection and the resultant hypoglycemia, which can cause confusion, loss of consciousness or death. As a result, many patients have difficulty managing their diabetes optimally. Additionally, the time spent in managing diabetes, the swings in blood glucose levels and the fear of hypoglycemia can all render diabetes management overwhelming to patients and their families.

Current Insulin Therapy

People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, to provide for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level.

There are three primary types of insulin therapy practiced today: conventional therapy; multiple daily injection (“MDI”) therapy using syringes or insulin pens; and CSII therapy using insulin pumps. Both MDI and CSII therapies are considered intensive insulin management therapies.

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

The OmniPod System

The OmniPod Insulin Management System was specifically designed to provide people with insulin-dependent diabetes with a diabetes management solution which provides significant lifestyle and other benefits and to expand the use of CSII therapy. We believe that the following are important contributors to the success of our OmniPod System:

•

Discreet, two-part design.    Unlike conventional insulin pumps, the OmniPod System consists of just two discreet, easy-to-use devices that communicate wirelessly: the OmniPod, a small, lightweight, disposable insulin infusion device worn beneath clothing that integrates an infusion set, automated cannula insertion, insulin reservoir, drive mechanism and batteries; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and integrates a blood glucose meter. The OmniPod will operate up to 72 hours (but no more than 80 hours) after it is first activated. We believe our innovative patented design enables people with insulin-dependent diabetes to experience all of the lifestyle benefits and clinical superiority of CSII therapy in a more discreet and convenient manner than possible with conventional insulin pumps.

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

•

Easy to train, learn and use.    We have designed the OmniPod System to fit within the normal daily routines of patients. The OmniPod System requires the fewest steps to start insulin delivery of all CSII therapies on the market by automating much of the process. In addition, the OmniPod System consists of just two devices, as opposed to up to seven for conventional insulin pumps. We have designed the PDM’s user interface to be much more intuitive and user-friendly than those used in conventional insulin pumps. As a result, the OmniPod System is easier for patients to use, which reduces the training burden on healthcare professionals. We believe that the OmniPod System’s overall ease of use makes it very attractive to those people with insulin-dependent diabetes. We also believe that the OmniPod System’s ease of use and substantially lower training burden helps to redefine which diabetes patients are appropriate for CSII therapy, enabling healthcare professionals to prescribe CSII therapy to a broader pool of patients.

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

The Neighborhood Diabetes Business

Neighborhood Diabetes is a leading durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including our OmniPod System. Based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida, Neighborhood Diabetes serves more than 60,000 clients with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the country with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, among other supplies. More than 15,000 of Neighborhood Diabetes clients are insulin dependent with the majority of these clients using MDI therapy.

Neighborhood Diabetes employs approximately 200 people across its three locations. The majority of these employees work in Neighborhood Diabetes’ reimbursement, pharmacy, billing and distribution areas. Clients place reorders for diabetes supplies either on monthly or quarterly cycles, depending on insurance coverage, which are then shipped or home delivered to the client. Neighborhood Diabetes has built a strong infrastructure in these areas that provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare.

Sales and Marketing

Our sales and marketing effort for the OmniPod System is focused on continuing to generate demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes, third-party payors and third-party distributors. Our marketing strategy is to build awareness of the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements, clinical research and events at the national, regional and local levels. We use third-party distributors within the United States to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. In addition, we entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in eleven countries. As part of our agreement, Ypsomed works with the appropriate agencies to establish a distribution and reimbursement process in each of these countries. Through our partnership with Ypsomed, the OmniPod System is now available in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System during the third quarter of 2011.

Neighborhood Diabetes delivers a differentiated “high-touch” service model to endocrinologists, insurers and clients, which supplements a comprehensive offering of diabetes management products with education, training and other support services. These services have been demonstrated to improve client adherence to their recommended therapy regimens, resulting in fewer long term complications and reduced costs of care. The value proposition for Neighborhood Diabetes to both doctors and insurers focuses on coupling a high level of client service with demonstrated reductions in overall costs of care for these clients. This sales model has enabled

Neighborhood Diabetes to drive increased referrals from a growing list of physician offices and insurers. The sales model has also created strong loyalty in its clients as clients enjoy being able to receive all of their diabetes supplies from one supplier.

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

Marketing research.    In addition to our initiatives focused on healthcare professionals and patients, we also evaluate the benefits of the OmniPod System through marketing research efforts to assess certain aspects of the efficacy of the OmniPod System.

Distributor arrangements.    Additionally, we have expanded our distribution networks to include relationships with other third-party distributors in order to increase market awareness, improve our access to managed care and government reimbursement programs and provide access to additional potential patients both within and outside of the United States.

Training and Customer Support

Given the chronic nature of diabetes, we believe that thorough training and ongoing customer support are important to developing a long-term relationship with the patient. We believe that it is crucial for patients to be trained as the experts in the management of their diabetes. At the same time, we believe that providing reliable and effective customer support reduces patients’ anxiety and contributes to overall product satisfaction. In order to provide a complete training and customer support solution, we utilize a combination of live training in the office of healthcare professionals, interactive media, as well as online and telephonic support that is available 24 hours a day, 7 days a week.

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

Our training support for the OmniPod System for healthcare professional offices is tailored to the individual needs of recommending offices. In some cases, we certify office-based healthcare professionals to train patients on the OmniPod System through our Certified Pod Trainer Program. In addition, we may assist them with the first customer training as part of the process of transitioning the ongoing training responsibilities to these healthcare professionals. In other cases, a member of our Certified Pod Trainer consultant group will conduct the patient training for an office that does not have the capability or capacity to offer patient training. We have established a network of Certified Pod Trainers (“CPTs”) who will conduct customer training at the healthcare site. We provide all CPTs with a training kit that includes a methodology and documentation for training patients on effective use of the OmniPod System. We believe the CPT Program is a valuable way for us to develop and maintain relationships with key providers in the marketplace.

Neighborhood Diabetes’ differentiated “high-touch” service model supplements its product offering with education, training and other support services. These services have been demonstrated to improve client adherence to their recommended therapy regimens, resulting in fewer long term complications and reduced overall cost of care.

Customer Support.    We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, fulfillment and ongoing support. We have integrated our customer support systems with our sales, reimbursement and billing processes and also offer support by telephone and through our website in order to provide customers with seamless and reliable customer support.

Our customer support staff is proactively involved with both healthcare professionals and patients. When a patient initiates an order for the OmniPod System, our customer support staff assists the patient with completing order forms and collecting additional data as required by the patient’s insurance provider. Once the order forms are complete, we investigate the patient’s insurance coverage for the OmniPod System and contact the customer to notify them regarding the coverage available under the patient’s insurance. We believe it is important from a customer satisfaction perspective, as well as a healthcare professional perspective, that we handle the insurance investigation process accurately, efficiently and promptly, and that we, therefore, are capable of scaling our capacity to meet increasing demand. Neighborhood Diabetes has built a strong infrastructure in its reimbursement, pharmacy and billing areas to provide for accurate and efficient adjudication of claims as either durable medical equipment or through pharmacy benefits. We also offer healthcare professionals assistance in generating insurance appeals for customers who are denied coverage. We believe that our insurance investigation infrastructure enables us to effectively support the growing demand for the OmniPod System.

Upon approval from the customer, the customer’s order is typically shipped to the customer’s home and our customer support staff notifies the provider of the shipment date and reviews training plans with the customer. A customer support representative contacts customers to arrange and schedule subsequent shipments of OmniPods or other supplies, which are typically shipped every month to every three months. In addition, patients can be placed on automatic re-order for OmniPod supplies, simplifying the diabetes management process and preventing patients from experiencing inadvertent supply shortages.

Our third-party distributors, including Ypsomed and GSK, manage and perform the training and customer support activities for their sales of the OmniPod System.

Research and Development

Our current research and development efforts are primarily focused on our next generation OmniPod System which reduces the size of the OmniPod. We are also working toward the integration of our OmniPod System with the LifeScan, Inc. (“LifeScan”) OneTouch® blood glucose monitoring technology as well as the DexCom, Inc. (“DexCom”) continuous glucose monitoring technology.

We entered into a non-exclusive agreement with LifeScan to integrate LifeScan’s OneTouch® blood glucose monitoring technology into our PDM. Under the terms of the agreement, LifeScan is responsible for providing its glucose monitoring technology to us, and we are responsible for the development, design and regulatory approval of the integrated device.

We have an agreement with DexCom to develop a system that will enable the OmniPod System PDM to receive and display continuous glucose data from DexCom’s continuous glucose monitor. We currently expect to integrate our next generation OmniPod System with DexCom’s next generation continous glucose monitor.

Neither device is currently approved by the FDA. To date, the FDA has approved, as an adjunct to traditional self-testing, a limited number of continuous glucose monitoring systems, including those manufactured by Abbott Diabetes Care, Inc., Medtronic, Inc. and DexCom. All of these products have limited capabilities, and none of them is labeled as a substitute for current blood glucose testing where patients need to draw blood for testing. This means that no continuous glucose monitor, whether currently on the market or pending FDA approval, can be used to determine insulin infusion amounts. It is unknown when, if ever, any continuous glucose monitoring systems will be approved as a replacement for current blood glucose monitors.

We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We plan to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. For instance, in June 2008, we announced an agreement with Ferring Pharmaceuticals (“Ferring”) of Saint Prex, Switzerland, to develop the OmniPod System for the delivery of a Ferring drug. Under the terms of the agreement, Ferring funded the development of a custom version of the PDM and, upon completion of the development, agreed to purchase minimum quantities of this custom OmniPod Systems over a five-year period. We received CE mark approval for this custom OmniPod System in September 2009 and began selling the product to Ferring under this arrangement in 2010. To date, revenue under this arrangement has been minimal. In June 2011, we entered in a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two-year term of the Development Agreement, we have invoiced and expect to continue to invoice amounts as we meet certain defined deliverable milestones. We continue to work with additional partners on potential alternative uses for our OmniPod System technology. However, there can be no assurance that we will be able to adapt the OmniPod System technology for further uses or successfully compete in new therapeutic areas.

Manufacturing and Quality Assurance

We believe a key contributing factor to the overall attractiveness of the OmniPod System is the disposable OmniPod insulin infusion device. In order to manufacture sufficient volumes and achieve a lower per unit production cost for the OmniPod, each of which is worn for up to three days and then replaced, we have designed the OmniPod to be manufactured through a partially automated process.

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

To achieve profitability, we seek to continue to increase manufacturing volumes and reduce the per unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod, are important as we strive to achieve profitability. We believe our manufacturing capacity is sufficient to meet our expected 2012 demand for OmniPods.

We rely on outside vendors for most of the components, some sub-assemblies, and various services used in the manufacture of the OmniPod System. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and on Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. Each of these suppliers is a sole-source supplier. To date, we have not experienced significant disruption in the delivery of these components and services. For certain of these components, arrangements with additional or replacement suppliers will take time and result in delays, in part because of the vendor qualification process required under FDA regulations and because of the custom nature of various parts we design. Any interruption or delay in the supply of components or services, or our inability to obtain components from alternate sources at acceptable prices in a timely manner, could harm our business, financial condition and results of operations.

Generally, all outside vendors produce the components to our specifications and in many instances to our designs, and they are audited periodically by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for our devices. Our Quality Assurance Department also inspects and tests our devices at various steps in the manufacturing cycle to facilitate compliance with our devices’ stringent specifications. We have received approval of our quality systems standards from DEKRA Certification B. V., Arnhem, The Netherlands, an accredited Notified Body for CE Marking and the International Standards Organization (“ISO”). Certain processes utilized in the manufacture and test of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer, our manufacturing facility and the facilities of our suppliers and sterilizer are subject to periodic inspection by the FDA, KEMA and certain corresponding state agencies.

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

Patents.    As of December 31, 2011, we had obtained 20 issued United States patents, and had 6 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. Our issued U.S. patents expire between 2020 and 2022, assuming we pay all required maintenance fees. We are also seeking patent protection for our proprietary technology in Europe, China, Japan, India and other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the OmniPod System;

•	the OmniPod shape memory alloy drive system;

•	the OmniPod System cannula insertion system; and

•	various novel aspects of the OmniPod System and potential next generation OmniPod Systems.

In a letter received in March 2007, Medtronic, Inc. (“Medtronic”) invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter. While we believe that the OmniPod System does not infringe these patents, we would consider resolving the matter on reasonable terms. If we are unable to reach agreement with Medtronic, Inc. on this matter, they may sue us for infringement. We believe we would have meritorious defenses to any such suit.

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents and we believe that we have meritorious defenses to this lawsuit. We do not expect that this litigation or the letter from Medtronic will have a material adverse impact on our financial position or results of operations; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of effect of these two actions.

Trademarks.    We have registered the trademarks INSULET, OMNIPOD and the OMNIPOD design with the United States Patent and Trademark Office on the Principal Register.

Competition

The medical device industry is intensely competitive, subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States are Animas Corporation, a division of Johnson & Johnson and Roche Diagnostics, a division of F. Hoffmann-La Roche, Ltd.

All of these competitors are large, well-capitalized companies with significantly more market share and resources than we have. They are able to spend aggressively on product development, marketing, sales and other product initiatives. Many of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	larger and more established sales forces and distribution networks;

•	additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory approval for products; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies working in this area of which we are aware include Medtronic, Roche Diagnostics, Spring Health Solutions Ltd., Sensile Medical AG, Asante Solutions, Inc., Phluid Corporation, Calibra Medical, Inc., Valeritas Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.

The OmniPod System and conventional insulin pumps, both of which provide CSII therapy, also face competition from conventional and MDI therapy, both of which are substantially less expensive than CSII therapy, as well as from newer methods for the treatment of diabetes, such as inhaled insulin.

Neighborhood Diabetes operates in the diabetes testing supply and insulin pump and pump supply market. Competition among distributors in this market is significant. Neighborhood Diabetes competes with a wide variety of market participants, including national, regional and local distributors such as Liberty Medical Supply Inc., CCS Medical, Simplex Healthcare, Inc. and Edgepark Medical Supplies. Neighborhood Diabetes’ competitors include many profitable and well-established companies that have significantly greater financial, marketing and other resources than we have.

Government Regulation

The OmniPod System is a medical device subject to extensive and ongoing regulation by the FDA and other regulatory bodies. FDA regulations govern product design and development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market clearance or approval, advertising and promotion, and sales and distribution.

FDA’s Pre-Market Clearance and Approval Requirements.    Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval, (“PMA”) from the FDA. We have obtained 510(k) clearance for the OmniPod System. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless an exemption is available.

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

•

PMA.    Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or device in commercial distribution before May 28, 1976 for which PMAs have not been required, generally require a PMA before they can be commercially distributed. A PMA application must be supported by extensive data, including technical, pre-clinical, clinical trials, manufacturing and labeling to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. After a PMA application is complete and the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. After any pre-market approval, a new pre-market approval application or application supplement may be required in the event of modifications to the device, its labeling, intended use or indication or its manufacturing process. In addition, any PMA approval may be conditioned upon the manufacturer conducting post-market surveillance and testing.

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

Failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include any of the following sanctions: fines, injunctions, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusing our request for 510(k) clearance or PMA approval of new products, rescinding previously granted 510(k) clearances or withdrawing previously granted PMA approvals.

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

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for the current version of our OmniPod System. In August 2011, we received CE Mark approval for our next generation OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the current version of the OmniPod System throughout Canada. In January 2010, we entered into a distribution agreement with Ypsomed pursuant to which Yposmed became the exclusive distributor of the OmniPod System in eleven countries, including nine countries in Europe, China and Australia. Ypsomed has introduced the OmniPod System in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System during the third quarter of 2011.

Licensure.    Several states require that durable medical equipment (“DME”) providers be licensed in order to sell products to patients in that state. Certain of these states require that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products to patients in that state. In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in compliance with all such state laws. However, if our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.

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

Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider and training arrangements may ultimately be found to be not in compliance with applicable federal law.

Federal False Claims Act.    The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the Federal False Claims Act. Penalties include fines ranging from $5,500 to $11,000 for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. At present, we do not receive reimbursement from, or submit claims to, the federal government, although we intend in the future to pursue reimbursement coverage under one or more federal programs, such as Medicare. In any event, we believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims.

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

State Fraud and Abuse Provisions.    Many states have also adopted some form of anti-kickback and anti-referral laws and a false claims act. We believe that we are in conformance to such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Administrative Simplification of the Health Insurance Portability and Accountability Act of 1996.    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation. We believe we are in substantial compliance with the applicable HIPAA regulations.

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

Third-party payors may decline to reimburse for procedures, supplies or services determined not to be “medically necessary” or “reasonable.” In a limited number of cases, some third-party payors have declined to reimburse us for a particular patient because such patient failed to meet its criteria, most often because the patient already received reimbursement for an insulin pump from that payor within the warranty period, which is generally four years, or because the patient did not meet their medical criteria for an insulin infusion device. Common medical criteria for third-party payors approving reimbursement for CSII therapy include a patient having elevated A1c levels, a history of recurring hypoglycemia, fluctuations in blood glucose levels prior to meals or upon waking or severe glycemic variability. We try to deter and reverse decisions denying reimbursement through education. Although our efforts are usually successful, such reimbursement may become less likely in the future as pressure increases to lower healthcare costs, particularly near-term costs.

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

As part of our distribution agreement with Ypsomed, Ypsomed is establishing appropriate reimbursement contracts with third-party payors in countries in which it distributes the OmniPod System prior to distributing the OmniPod System in each country.

Neighborhood Diabetes has built a strong infrastructure in the reimbursement, billing and collection areas that provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. Neighborhood Diabetes’ business model requires collaboration with physicians, medical device manufacturers, pharmaceutical distributors, private insurers and public insurers such as The Center for Medicare & Medicaid Services (“CMS”), who we collectively refer to as partners. Neighborhood Diabetes’ net sales are primarily generated from distributing diabetes supplies and pharmaceuticals pursuant to agreements with its partners.

Neighborhood Diabetes derives a significant amount of its revenue from Medicare reimbursement. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure. CMS is able to reset reimbursement rates and terminate contracts at will. Participation in the Medicare program requires strict compliance to a complex set of regulatory requirements. Neighborhood Diabetes has been subject to in the past and continues to be subject to CMS audits to ensure compliance with these requirements.

Relative to Neighborhood Diabetes’ diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (“the Program”) provides for a phased-in program for competitive bidding on certain durable medical equipment items, including mail-order diabetes testing supplies. The Program is expected to create a limited single pay amount for diabetes testing supplies. CMS implementation of a national mail-order competitive bid program is not expected until at least 2013; however, it is expected to further reduce the reimbursement rates of these products.

Employees

As of December 31, 2011, we had 576 full-time employees, including over 200 employees from our acquisition of Neighborhood Diabetes. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

Since our inception in 2000, we have incurred operating losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2011, our gross profit was $66.7 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2011, 2010 and 2009 were $57.2 million, $61.2 million and $72.3 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception and, as of December 31, 2011, we had an accumulated deficit of $441.0 million.

We currently rely on sales of the OmniPod System to generate most our revenue. The failure of the OmniPod System to achieve and maintain significant market acceptance or any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.

Our main product is the OmniPod System, which we introduced to the market in October 2005. We expect to continue to derive a significant portion of our revenue from the sale of this product. Accordingly, our ability to generate revenue is highly reliant on our ability to market and sell the devices that comprise the OmniPod System. Our sales of the OmniPod System may be negatively impacted by many factors, including:

•

the failure of the OmniPod System to achieve wide acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors and people with insulin-dependent diabetes;

•	manufacturing problems;

•	actual or perceived quality problems;

•	changes in reimbursement rates or policies relating to the OmniPod System by third-party payors;

•	claims that any portion of the OmniPod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the OmniPod System;

•	damage, destruction or loss of any of our automated assembly units;

•	conversion of patient referrals to actual sales of the OmniPod System;

•	collection of receivables from our customers;

•	attrition rates of customers who cease using the OmniPod System;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the OmniPod System or our competitors’ products.

If any of these events occurs, our ability to generate revenue could be significantly reduced.

Our ability to achieve profitability from a current net loss level will depend on our ability to reduce the per unit cost of producing the OmniPod by increasing customer orders, increasing manufacturing volume and reducing raw material and overhead costs per OmniPod.

Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. During 2008, we completed construction of a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. In addition, we are in the process of developing our next generation product. Further, each OmniPod contains limited amounts of silver and other precious metals, the costs of which have risen over the recent past. The occurrence of one or more factors that negatively impact the manufacturing or sales of the OmniPod System or delay the introduction of our next generation product or increase our raw material costs may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

Adverse changes in general economic conditions in the United States could adversely affect us.

We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The U.S. economy continues to suffer from market volatility, difficulties in the financial services sector, tight credit markets, softness in the housing markets, concerns of inflation, increases in the cost of commodities such as silver and gold, reduced corporate profits and capital spending, significant job losses, reduced consumer spending, and continuing economic uncertainties. The economic turmoil and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the strength or duration of this global economic downturn or the subsequent recovery.

Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by these recessionary trends. For example, patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the recession on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, the impacts of the recession on our existing patients may cause some of them to cease purchasing the OmniPod System and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are expected to be attained through increases in our manufacturing volume.

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

We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our capital requirements will depend on many factors, including:

•	revenue generated by sales of the our current products and any other future products that we may develop;

•	costs associated with adding further manufacturing capacity, including capacity to manufacture our next-generation product;

•	costs associated with expanding our sales and marketing efforts in the United States and internationally;

•	expenses we incur in manufacturing and selling the OmniPod System and selling our products;

•	costs of developing new products or technologies and enhancements to the OmniPod System;

•	the cost of obtaining and maintaining FDA approval or clearance of our current or future products;

•	costs associated with any expansion;

•	the cost of complying with regulatory requirements;

•	costs associated with capital expenditures;

•	costs associated with litigation; and

•	the number and timing of any acquisitions or other strategic transactions.

We believe that our current cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2012.

We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In December 2010, we sold 3.45 million shares of our common stock at a price of $13.27 per share, resulting in net proceeds to us of approximately $45.4 million. We used a portion of the net proceeds to repay amounts outstanding under the Facility Agreement we entered into with certain institutional accredited investors in March 2009, as amended in September 2009 and June 2010 and repaid in December 2010. In addition, in June 2011 we issued $143.8 million of our 3.75% Convertible Senior Notes and repurchased $70 million of our outstanding 5.375% Convertible Senior Notes. The 3.75% Convertible Senior Notes will mature in June 2016 and the remaining 5.375% Senior Convertible Notes will mature in June 2013. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of the continued disruptions to the credit and financial markets in the United States and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders.

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

We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Plastic Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, a subsidiary of Flextronics in China provides the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. For example, the term of our agreement with Flextronics is now one year, subject to annual one-year renewals, and may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. Additionally, our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of the OmniPod System or cause delays in shipment;

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source supplies;

•	switching components may require product redesign and submission to the FDA of a 510(k) supplement;

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

Neighborhood Diabetes’ payor partners often have contractual rights relating to their formulary structure, and while Neighborhood Diabetes’ programs aim to maximize savings to payors, they are often making specific choices regarding which products and drugs to place on their formularies. Neighborhood Diabetes’ profitability may be impacted by these payor decisions. In addition, the pharmaceutical industry (both manufacturers of brand-name drugs, as well as generic drugs) continues to consolidate and this may impact Neighborhood Diabetes’ drug purchasing costs and profitability.

Changes in existing federal or state laws or regulations, or in their interpretation by courts and agencies or the adoption of new laws or regulations (such as the Patient Protection and Affordable Care Act enacted on March 23, 2010), relating to patent term extensions, purchase discount and rebate arrangements with manufacturers, as well as some of the other services Neighborhood Diabetes provides to manufacturers, could also reduce the discounts or rebates Neighborhood Diabetes receives and adversely impact its business, financial condition, liquidity and operating results, which in turn could materially and adversely affect our business and results of operations.

Neighborhood Diabetes’ business is dependent on its relationships with a limited number of suppliers and health plans. As such, the loss of one or more of these relationships could significantly impact our ability to sustain and/or improve our financial performance.

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

Neighborhood Diabetes has received a significant percentage of its historical net sales from Medicare reimbursement. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure. Furthermore, CMS is able to reset reimbursement rates and terminate contracts at will. In addition, participation in the Medicare program requires strict compliance to a complex set of regulatory requirements. Failure by Neighborhood Diabetes to meet those requirements could result in the loss of the ability to participate as a Medicare supplier, which could have an adverse effect on our business and results of operations.

Our financial condition or results of operations may be adversely affected by international business risks.

In January 2010, we entered into a five-year distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in eleven countries. Through our partnership with Ypsomed, the OmniPod System is now available in Germany, the United Kingdom, the Netherlands, and Switzerland. Ypsomed’s introduction of the OmniPod System in certain countries has been delayed due to a number of factors. Future delays would likely result in reduced purchases by Ypsomed, which would adversely affect our revenue. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System during the third quarter of 2011. Moreover, while these agreements will help us expand our global footprint, we will now be exposed to fluctuations in product demand and sales productivity outside the United States and will have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s or GSK’s operational and financial condition, and we will have increased foreign regulatory and export requirements.

In addition, in order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, currently all of our OmniPods are manufactured at a facility in China operated by Flextronics. As a result, our business is subject to risks associated with doing business internationally, including:

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

Net sales from Neighborhood Diabetes’ distribution of diabetes testing supplies depend on the continued availability of reimbursement by government and private insurance plans. The government’s Medicare regulations are complex and, as a result, the billing and collection process is time-consuming and typically involves the submission of claims to multiple payors whose payment of such claims may be contingent upon the payment of another payor. Because of the coordination with multiple payors and the complexity in determining reimbursable amounts, these accounts receivable have higher risk in collecting the full amounts due and applying the associated payments.

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

Relative to Neighborhood Diabetes’ diabetes testing supplies business, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (“the Program”) provides for a phased-in program for competitive bidding on certain durable medical equipment items, including mail-order diabetes testing supplies. In July 2010, as part of the Program, CMS announced new single payment amounts for diabetes testing supplies, which averaged 56% off the current fee schedule amounts for such supplies under round one. The new limited single pay amounts impact a limited number of geographic areas. Neighborhood Diabetes’ bid was not aligned with these single payment amounts. In November 2010, CMS announced the names of the winners for round one, for which reimbursement rates became effective January 2011 for the limited number of geographic areas. Although Neighborhood Diabetes will not be a contracted supplier in the competitively bid areas, round one of the Program affects a small portion of Neighborhood Diabetes’ base membership. However, Congressional action has provided CMS with additional authority to use pricing information gathered during the Program for purposes of establishing reimbursement rates in geographic areas not subject to competitive bidding. CMS also announced in November 2010 some general parameters relating to a national mail-order competitive bid program. While CMS implementation of a national mail-order competitive bid program is not expected until at least 2013, if such a program is implemented and, depending upon the level of reduction in reimbursement rates of the final bid program, Neighborhood Diabetes’ operating results could be materially and adversely affected, which in turn could materially and adversely affect our operating results.

We face competition from numerous competitors, most of whom have far greater resources than we have, which may make it more difficult for us to achieve significant market penetration and which may allow them to develop additional products for the treatment of diabetes that compete with the OmniPod System.

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States include Animas Corporation, a division of Johnson & Johnson, and Roche Diagnostics, a division of F. Hoffman-La Roche Ltd.

All of these competitors are large, well-capitalized companies with significantly more market share and resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Many of these competitors have:

•	significantly greater name recognition;

•	established relations with healthcare professionals, customers and third-party payors;

•	larger and more established distribution networks;

•	additional lines of products and the ability to offer rebates or bundle products to offer higher discounts or other incentives to gain a competitive advantage;

•	greater experience in conducting research and development, manufacturing, clinical trials, marketing and obtaining regulatory approval; and

•	greater financial and human resources for product development, sales and marketing and patent litigation.

We also compete with MDI therapy, which is substantially less expensive than CSII therapy. MDI therapy has been made more effective by the introduction of long-acting insulin analogs by both sanofi-aventis and Novo Nordisk A/S. While we believe that CSII therapy, in general, and the OmniPod System, in particular, have significant competitive and clinical advantages over traditional MDI therapy, improvements in the effectiveness of MDI therapy may result in fewer people with insulin-dependent diabetes converting from MDI therapy to CSII therapy than we expect and may result in negative price pressure.

In addition to the established insulin pump competitors, a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps or “multi channel” pump devices (insulin and glucagon). These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Roche Diagnostics, Spring Health Solutions Ltd., Sensile Medical AG, Asante Solutions, Inc., Phluid Corporation, Calibra Medical, Inc., Valeritas Inc., Starbridge Systems Ltd., Novo Nordisk A/S and Abbott Laboratories.

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

Part of Neighborhood Diabetes’ ability to remain profitably competitive in winning and retaining business relies on its ability to maintain reimbursement rates and product supply costs in ranges that produce a positive sales margin. Decreased competition among product manufacturers and payors may impact Neighborhood Diabetes’ ability to achieve favorable terms. Neighborhood Diabetes’ largest payor partner, the Medicare Program, represents a significant portion of Neighborhood Diabetes’ net sales. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure. Significant reimbursement decreases by Medicare without a corresponding ability to secure lower supply costs could materially and adversely affect operations.

Consolidation of payor entities within the markets Neighborhood Diabetes serves, as well as the consolidation of competitors, or suppliers could impair Neighborhood Diabetes’ ability to attract and retain clients.

Technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete.

The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenue and future profitability. We have an agreement with DexCom, a leading provider of continuous glucose monitoring systems for people with diabetes, to develop a product that will integrate the receiver portion of DexCom’s continuous glucose monitor with the OmniPod System PDM. This initiative with DexCom has been subject to extensive product development and regulatory delay, and no assurances can be provided that we will ever develop or commercialize an integrated product with Dexcom’s continuous glucose monitoring products. Medtronic has developed an FDA-approved product combining continuous glucose sensing and CSII therapy and if we fail to do so or are delayed in doing so, we may be at a competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.

If our existing license agreement with Abbott is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the OmniPod System, our business may be materially adversely impacted.

Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended, this agreement runs through February 2013, with automatic renewals for subsequent one-year periods thereafter. The license granted under the agreement covers the United States, Canada, and Israel and certain other countries and Abbott is obligated to pay certain amounts over time to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in most of these countries. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the OmniPod System to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We entered into a non-exclusive agreement with LifeScan, Inc. (“LifeScan”) to integrate LifeScan’s OneTouch® blood glucose monitoring technology into our PDM. Under the terms of the agreement, LifeScan will provide its glucose monitoring technology to us, and we are responsible for the development, design and approval of the integrated device. The initial term of the agreement ends in 2017. The agreement also contains an exclusivity option that may be exercised, at our discretion, upon commercialization of the integrated PDM. This option would make LifeScan the exclusive blood glucose monitoring technology integrated into our PDM and provide for additional compensation payments to be paid by LifeScan to us. However, if we are unable to complete the development and regulatory process so that we can begin marketing and selling our PDM with an integrated LifeScan meter before we are required to cease marketing and selling our PDM with an integrated Abbott meter, there could be an interruption in the payments we receive related to the sale of our PDM with an integrated blood glucose meter, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, confidentiality, non-disclosure and assignment of invention agreements and other contractual provisions and technical measures to protect our intellectual property rights. Despite these measures, any of our intellectual property rights could be challenged, invalidated, circumvented or misappropriated. While we currently require employees, consultants and other third parties to enter into confidentiality, non-disclosure or assignment of invention agreements, or a combination thereof where appropriate, any of the following could still occur:

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

Substantial litigation over intellectual property rights exists in the medical device industry. We expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, we are aware of certain patents and patent applications owned by our competitors that cover different aspects of insulin infusion and the related devices. Any of these third parties might make a claim of infringement against us. In particular, Medtronic in a letter we received in March 2007, invited us to discuss our “taking a license to certain Medtronic patents.” The patents referenced by this letter relate to technology that is material to our business. We have not had any substantive discussions with Medtronic concerning this matter since our receipt of this letter.

In addition, in August 2010, BD filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. This litigation, regardless of its outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, this litigation may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us in this litigation and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities.

We are subject to extensive regulation by the U.S. Food and Drug Administration, which could restrict the sales and marketing of the OmniPod System and could cause us to incur significant costs. In addition, we may become subject to additional foreign regulation as we increase our efforts to sell the OmniPod System outside of the United States.

We sell medical devices that are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to the OmniPod System. For example, we are currently awaiting 510(k) clearance for our next generation OmniPod System. Obtaining 510(k) clearance or pre-market approval for medical devices can be expensive and lengthy, and entail significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to twelve months, but it can last longer. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

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

We also are subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacturing of our devices, labeling regulations and medical device reporting regulations, which require us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. In addition, these regulatory requirements may change in the future in a way that adversely affects us. For instance, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre-market and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

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

We entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System, subject to approved reimbursement, in eleven countries. In addition, in February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. By distributing our product outside of the United States we may be required to comply with additional foreign regulatory requirements. For example, in April 2009, we received CE Mark approval for our OmniPod System and in August 2011, we received CE Mark approval of our next generation OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.

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

The FDA and similar governmental bodies in other countries have the authority to require the recall of our current or future products if we or our contract manufacturers fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and harm our reputation with customers. A recall involving the OmniPod System would be particularly harmful to our business, financial condition and results of operations because it is currently our principal product.

We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

The federal anti-kickback statute and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services and impose civil and criminal penalties for noncompliance that can be substantial. These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices. We conduct various marketing and product training activities that involve making payments to healthcare providers and entities. While we believe that our activities are compliant with all applicable laws, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations.

We participate in federal and state programs such as Medicare and Medicaid, under which we are subject to numerous state and federal laws and regulations regulating reimbursement and intended to prevent fraud and abuse. Medicare and Medicaid regulations are complex and may require management’s interpretation. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”), CMS, and the Department of Justice. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities, harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

A key to driving our revenue growth is the retention of a high percentage of our customers. We have developed retention programs aimed at both the healthcare professionals and the patients, which include appeals assistance, patient training, customer support and an automatic re-order program for patients. We have had a satisfactory customer retention rate; however, we cannot assure you that we will maintain this retention rate in the future. Current uncertainty in global economic conditions, rising unemployment and negative financial news may negatively affect product demand and other related matters. If demand for our products fluctuates as a result of economic conditions or otherwise, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers would negatively impact our revenue growth and may have a material adverse effect on our business, financial condition and results of operations.

We have sponsored, and expect to continue to sponsor market studies seeking to demonstrate certain aspects of the efficacy of the OmniPod System, which may fail to produce favorable results.

To help improve, market and sell the OmniPod System, we have sponsored, and expect to continue to sponsor market studies to assess various aspects of the OmniPod System’s functionality and its relative efficacy. The data obtained from the studies may be unfavorable to the OmniPod System or may be inadequate to support satisfactory conclusions. In addition, in the future we may sponsor clinical trials to assess certain aspects of the efficacy of the OmniPod System. If future clinical trials fail to support the efficacy of our current or future products, our sales may be adversely affected and we may lose an opportunity to secure clinical preference from prescribing clinicians, which may have a material adverse effect on our business, financial condition and results of operations.

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

Substantially all of our operations related to the OmniPod System are conducted at a single location and substantially all of our OmniPod System inventory is held at a single location. Any disruption at either of these locations could increase our expenses.

Substantially all of our manufacturing of complete OmniPods is currently conducted at a single location on a manufacturing line owned by us at a facility located in China, operated by a subsidiary of Flextronics. We take precautions to ensure that Flextronics safeguards our assets, including insurance and health and safety protocols. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing equipment, or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

In addition, substantially all of our OmniPod System inventory is held at a single location in Billerica, Massachusetts. We take precautions to safeguard our facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods and other natural disasters may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property, due to fire, flood or other natural disaster or casualty event may have a material adverse effect on our business, financial condition and results of operations.

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

Since the commercial launch of the OmniPod System, we have progressively expanded our marketing efforts to cover the entire United States. In addition, in 2010 we entered into a distribution agreement with Ypsomed to distribute the OmniPod System in eleven additional countries. In February 2011, we entered into a distribution agreement with GSK to distribute the OmniPod System in Canada. As we continue to expand our sales internationally, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.

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

We will incur significant transaction, integration and other costs in connection with the acquisition of Neighborhood Diabetes and these costs may exceed the realized benefits, if any, of the synergies and efficiencies from the acquisition.

We incurred significant transaction costs related to the acquisition of Neighborhood Diabetes. In addition, we have incurred and will continue to incur integration costs as we integrate the Neighborhood Diabetes’ business with our own. Financial, managerial and operational challenges of the Neighborhood Diabetes acquisition may include:

•	disruption of our ongoing businesses and diversion of management attention;

•	difficulties in integrating Neighborhood Diabetes’ products and technologies;

•	risks associated with acquiring intellectual property;

•	difficulties in operating Neighborhood Diabetes profitably;

•	the inability to achieve anticipated synergies, cost savings or growth;

•	potential loss of key employees, particularly those of Neighborhood Diabetes;

•	difficulties in transitioning and maintaining key customer, distributor and supplier relationships;

•	risks associated with entering markets in which we have no or limited prior experience;

•	unanticipated costs, and

•	potential disputes with the sellers of Neighborhood Diabetes.

No assurances can be given that the expected benefit of synergies and efficiencies of the acquisition of Neighborhood Diabetes will exceed the transaction and integration costs and the costs associated with these potential financial, managerial and operational challenges, or that expected benefits and synergies and efficiencies will be achieved in the near term or at all.

We may not be able to generate sufficient cash to service all of our indebtedness, which currently consists of our 5.375% Convertible Senior Notes due June 15, 2013 and our 3.75% Convertible Senior Notes due June 15, 2016. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the 5.375% Convertible Senior Notes and the 3.75% Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.

We need to expand our distribution network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationship with distributors, our business, prospects and brand may be materially and adversely affected.

We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, in January 2010 we entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the OmniPod System in eleven countries, and in February 2011, we entered into an exclusive distribution agreement with GSK to promote, advertise, distribute and sell the OmniPod System in Canada. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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

We have been a public company only since May 2007. Since becoming a public company, the average daily trading volume of our common stock on The NASDAQ Global Market has been approximately 300,000 shares.

In addition to our outstanding shares of common stock, we have recently issued $143.8 million of 3.75% Convertible Senior Notes. Additionally, there are $15 million of our 5.375% Convertible Senior Notes outstanding. A substantial number of shares of our common stock could potentially be issued upon the conversion of these Convertible Senior Notes. The issuance of substantial amounts of common stock underlying the Convertible Senior Notes, or the perception that such issuance may occur, could adversely affect the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease approximately 63,500 square feet of manufacturing, laboratory and office space in Bedford, Massachusetts under leases expiring in 2014. Additionally, we lease approximately 14,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2014. In connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in Woburn, Massachusetts of approximately 21,000 square feet, Brooklyn, New York of approximately 5,500 square feet and Orlando, Florida of approximately 1,300 square feet, expiring in June 2013, April 2015 and September 2012, respectively.

ITEM 3.    LEGAL PROCEEDINGS

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure at December 31, 2011.

We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.

ITEM 4.     MINE SAFETY DISCLOSURES

Not Applicable.

PART II

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

	High	Low
Fiscal Year 2010
First Quarter	$16.47	$13.06
Second Quarter	$15.86	$13.21
Third Quarter	$15.39	$13.22
Fourth Quarter	$16.31	$12.75
Fiscal Year 2011
First Quarter	$21.09	$15.76
Second Quarter	$22.17	$18.30
Third Quarter	$23.04	$14.85
Fourth Quarter	$18.98	$14.29

As of February 22, 2012, there were approximately 26 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph

The chart set forth below shows the value of an investment of $100 on May 15, 2007 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2011. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

Comparison of 55 Month Cumulative Total Return*

Among Insulet Corp., The NASDAQ Composite Index

And The NASDAQ Health Care Index

*	$100 invested on 5/15/07 in stock or 4/30/07 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	5/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09
Insulet Corp.	100.00	88.97	136.28	147.12	90.23	98.56	87.22	48.37	25.69	48.25
NASDAQ Composite	100.00	103.50	107.85	105.41	90.44	90.99	81.50	62.76	60.80	73.08
NASDAQ Health Care	100.00	97.59	105.12	102.07	95.72	95.54	97.42	83.86	76.97	87.40
	9/09	12/09	3/10	6/10	9/10	12/10	3/11	6/11	9/11	12/11
Insulet Corp.	70.36	89.47	94.55	94.30	88.60	97.12	129.20	138.91	95.61	117.98
NASDAQ Composite	84.77	91.00	96.26	85.02	95.69	107.16	112.59	112.43	97.84	105.93
NASDAQ Health Care	98.04	100.53	110.63	95.41	102.01	108.68	115.49	121.05	102.47	113.10

The material in this performance graph is not soliciting material, is not deemed filed with the Securities and Exchange Commission (“SEC”) and is not incorporated by reference in any filing of Insulet Corporation under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act of 1934, as amended, whether made on, before or after the date of this filing and irrespective of any general incorporation language in such filing.

Dividend Policy

We currently intend to retain future earnings for the development, operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(1)	2,577,343	$11.52	669,707
Equity compensation plans not approved by security holders(2)	300,000	$6.39	—

Total	2,877,343	$10.99	669,707	(3)

(1)	Includes our 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan.

(2)	Consists of two inducement grants of 180,000 shares each to Brian Roberts and Peter Devlin (60,000 of which were exercised during the year ended December 31, 2011) upon being hired by us in March 2009 and August 2009, respectively. These non-qualified stock option awards were granted outside of our 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635, but have similar vesting terms to those stock option awards typically granted under our 2007 Stock Option and Incentive Plan.

(3)	The maximum number of shares of our common stock that remain available for future issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2011 is 669,707 shares, which includes an increase of 725,000 on January 1, 2011. The amount was increased on January 1, 2012 by 725,000 additional shares.

For more information relating to our equity compensation plans, see Footnote 14 to our consolidated financial statements.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2011, nor issue any securities that were not registered under Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011(4)	2010	2009	2008	2007
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$152,255	$96,966	$66,032	$36,059	$13,372
Cost of revenue	85,543	53,240	47,735	40,643	25,733

Gross profit (loss)	66,712	43,726	18,297	(4,584)	(12,361)

Operating expenses:
Research and development	21,863	16,566	13,231	13,104	10,391
General and administrative	44,083	26,667	26,842	23,750	13,922
Sales and marketing	43,233	34,695	37,583	39,734	16,141
Restructuring and impairment of assets(2)	—	4,431	—	8,170	1,027

Total operating expenses	109,179	82,359	77,656	84,758	41,481

Operating loss	(42,467)	(38,633)	(59,359)	(89,342)	(53,842)

Other income (expense), net	(14,576)	(22,526)	(12,985)	(5,429)	377
Change in value of preferred stock warrant liability	—	—	—	—	(74)
Income tax expense	(127)	—	—	—	—

Net loss attributable to common shareholders	$(57,170)	$(61,159)	$(72,344)	$(94,771)	$(53,539)

Net loss per share basic and diluted	$(1.22)	$(1.54)	$(2.43)	$(3.43)	$(3.21)

Weighted-average number of shares used in calculating net loss per share(1)	46,689,880	39,607,899	29,727,106	27,611,003	16,688,418

	As of December 31,
	2011(4)	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,955	$113,274	$127,996	$56,663	$94,588
Working capital	$103,790	$123,507	$134,491	$71,531	$87,723
Total assets	$209,583	$156,233	$172,858	$108,233	$130,741
Current debt	$—	$—	$—	$—	$10,671
Long-term debt(3)	$108,540	$69,433	$89,136	$60,172	$16,006
Other long-term liabilities	$1,652	$1,619	$1,999	$2,987	$1,431
Total stockholders’ equity	$71,396	$66,231	$61,910	$28,106	$92,275

(1)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and converted 45.8 million shares of redeemable convertible preferred stock into 17.4 million shares of common stock. In October 2009, we sold 6.9 million shares of common stock to the public. In December 2010, we sold 3.5 million shares of common stock to the public. In June 2011, we issued 1.2 million shares in connection with the acquisition of Neighborhood Diabetes. See Footnote 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

(3)	In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors (the “Facility Agreement”). We repaid all amounts outstanding under the Facility Agreement in December 2010. In June 2011, we issued $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. See Footnote 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	On June 1, 2011, we completed the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies for an aggregate purchase price of approximately $37.9 million in cash and $24.4 million in common stock. Neighborhood Diabetes supplies its customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, and other products for the management and treatment of diabetes. See Footnote 3 to out consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System (“the OmniPod System”) consists of our OmniPod disposable insulin infusion device and our handheld, wireless Personal Diabetes Manager (“PDM”). The US Food and Drug Administration (“FDA”), approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System.

We have progressively expanded our marketing efforts from an initial focus in the Eastern United States to having availability of the OmniPod System in the entire United States. In January 2010, we entered into a five-year exclusive distribution agreement with Ypsomed Distribution AG (“Ypsomed”), which intends to distribute and sell our OmniPod System in eleven countries, subject to approved reimbursement. Through our partnership with Ypsomed, the OmniPod System is now available in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc. (“GSK”) pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System in the third quarter of 2011.

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

We focus our sales efforts towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients. Our total revenue was $152.3 million, $97.0 million and $66.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod, are important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2012 demand for OmniPods.

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

Our sales and marketing effort with respect to the OmniPod System is focused on generating demand and acceptance of the OmniPod System among healthcare professionals, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients.

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

As a medical device company, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System or our other diabetes supplies, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors. As part of the integration of Neighborhood Diabetes, we are aligning third-party payor contracts, both ours and those of Neighborhood Diabetes, to be able to better leverage our cross-selling initiatives. As we expand our sales and marketing focus, increase our manufacturing capacity, expand to international markets and leverage the Neighborhood Diabetes model, we will need to maintain and expand available reimbursement for our product offerings.

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2011, 2010 and 2009, we incurred net losses of $57.2 million, $61.2 million and $72.3 million, respectively. As of December 31, 2011, we had an accumulated deficit of $441.0 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock and issuances of convertible debt and borrowings under certain other debt agreements. As of December 31, 2011, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, approximately $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016. Since our inception, we have received net proceeds of $593.5 million from the issuance of redeemable convertible preferred stock, common stock and debt.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the beginning of 2012 will be focused primarily on the production and regulatory approval of our next generation OmniPod System. Our efforts in the second half of 2012 will be focused on the launch of our next generation OmniPod System to our existing patient base as well as the expansion of sales by continuing to add new patients in the U.S. and internationally. We also plan to focus on increasing sales to existing patients by offering additional products and services as a result of our acquisition of Neighborhood Diabetes. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.

Acquisition of Neighborhood Diabetes

On June 1, 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse us and our affiliates for certain claims for which we are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

We have accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with our results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the year ended December 31, 2011, we included approximately $35.3 million of revenue related to pharmacy, testing supplies, insulin pumps and pump supplies serviced by Neighborhood Diabetes. If the acquisition had occurred as of January 1, 2010, consolidated revenue would have been approximately $177.3 million and $156.7 million for the years ended December 31, 2011 and 2010, respectively, and consolidated net loss would have been approximately $58.3 million and $59.0 million for the years ended December 31, 2011 and 2010, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The purchase price has been allocated as follows (in thousands):

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

$62,348

For the year ended December 31, 2011 we recorded certain adjustments to the initial purchase price accounting. The adjustments to goodwill are as follows (in thousands):

Purchase accounting adjustments offset to goodwill
Collection of fully reserved receivable	$(510)
Deferred tax liabilities	450
Other	(20)

Total	$(80)

In connection with the acquisition of Neighborhood Diabetes, we incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the year ended December 31, 2011.

Financial Operations Overview

Revenue.    Prior to the acquisition of Neighborhood Diabetes, we derived nearly all of our revenue from the sale of the OmniPod System to customers and third-party distributors who resell the product to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We received FDA approval for the OmniPod System in January 2005 and began commercial sale in the U.S. in October 2005. We are currently selling our OmniPod System through our partnership with Ypsomed in Germany, the United Kingdom, the Netherlands, and

Switzerland. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System in the third quarter of 2011. Neighborhood Diabetes is a durable medical equipment distributor that sells other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers. In connection with our June 1, 2011 acquisition of Neighborhood Diabetes, we also provide more than 60,000 Type 1 and Type 2 diabetes patients with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals.

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

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, we have and expect to continue to invoice amounts as we meet certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

As of December 31, 2011 and 2010, we had deferred revenue of $2.7 million and $4.8 million, respectively. These amounts include product-related revenue, unrecognized amounts related to the Development Agreement, as well as the unrecognized portion of the agreement fee related to the Abbott agreement. For the year ending December 31, 2012, we expect our revenue to continue to increase as we leverage our Neighborhood Diabetes business, gain new customers in the United States and continue expansion in Europe, Canada, and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes, the successful introduction of our next generation OmniPod System, and other risks and uncertainties.

Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation, and packing costs, related to the OmniPod System and the cost for which we acquire our other products from third party suppliers distributed through our Neighborhood Diabetes business, and costs incurred related to the Development Agreement. Cost of revenue related to the Neighborhood Diabetes business is expected to reduce our overall gross margin as we resell other diabetes supplies to our combined customers. We have received CE Mark approval and filed for 510(K) clearance from the FDA on our next generation OmniPod.

Research and development.    Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2012, we expect overall research and development spending to decrease slightly from 2011 levels as we finalize the validation of our next generation product manufacturing line with Flextronics and complete our work with the regulatory agencies on obtaining approval of the next generation product.

General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase in the year ending December 31, 2012 as compared to 2011 as a result of a full year of related Neighborhood Diabetes expenses.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2012 as compared to 2011 as we continue expansion of our sales force to support the growth of our existing business, introduce our next generation product and incorporate a full year of related Neighborhood Diabetes expenses.

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

Restructuring and impairment of assets is typically based on a review of our manufacturing processes and equipment and may include the difference between the net book value of an asset and the asset’s fair value based on our expectation of its potential future use. In addition, restructuring expense may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. Estimates of related costs such as taxes and outplacement services may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

Results of Operations for the Fiscal Years Ended December 31, 2011, 2010 and 2009

The following table presents certain statement of operations information for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	(Dollar amounts in thousands)
Revenue	$152,255	$96,966	57%	$96,966	$66,032	47%
Cost of revenue	85,543	53,240	61%	53,240	47,735	12%

Gross profit	66,712	43,726	53%	43,726	18,297	139%
Operating expenses:
Research and development	21,863	16,566	32%	16,566	13,231	25%
General and administrative	44,083	26,667	65%	26,667	26,842	1%
Sales and marketing	43,233	34,695	25%	34,695	37,583	8%
Restructuring and impairment of assets	—	4,431	100%	4,431	—	100%

Total operating expenses	109,179	82,359	33%	82,359	77,656	6%

Operating loss	(42,467)	(38,633)	10%	(38,633)	(59,359)	35%
Other expense, net	(14,576)	(22,526)	35%	(22,526)	(12,985)	73%
Income tax expense	(127)	—	100%	—	—	0%

Net loss	$(57,170)	$(61,159)	7%	$(61,159)	$(72,344)	15%

Comparison of the Years Ended December 31, 2011 and December 31, 2010

Revenue

Our total revenue was $152.3 million for the year ended December 31, 2011, as compared to $97.0 million for the year ended December 31, 2010. The increase in revenue is due to continued adoption of the OmniPod System by patients in the United States and internationally, as well as $35.3 million of revenue related to pharmacy, testing supplies, insulin pumps and pump supplies serviced by Neighborhood Diabetes.

Cost of Revenue

Cost of revenue was $85.5 million for the year ended December 31, 2011, as compared to $53.2 million for the year ended December 31, 2010. The increase is due to higher sales volume and lower margin sales by our Neighborhood Diabetes business partially offset by lower per-unit costs on the OmniPod System. Lower per-unit cost is a result of cost savings on raw materials, volume discounts from our suppliers and increased production volumes.

Research and Development

Research and development expense increased $5.3 million, or 32.0%, to $21.9 million for the year ended December 31, 2011, as compared to $16.6 million for the year ended December 31, 2010, which was primarily related to an increase of $2.3 million in labor expenses including stock-based compensation, $1.6 million for products used for research and development purposes, $0.7 million for depreciation of engineering equipment, and $0.5 million of outside services in connection with development and regulatory approval of the next generation OmniPod System.

General and Administrative

General and administrative expense increased $17.4 million, or 65.3%, to $44.1 million for the year ended December 31, 2011, as compared to $26.7 million for the year ended December 31, 2010, which was largely due to an increase of $6.6 million of employee related expenses including stock-based compensation. Of the $6.6 million of increased employee related expenses, $2.8 million relates to Neighborhood Diabetes. Additionally, we incurred $3.9 million of amortization expense related to the customer relationship and tradename assets acquired from Neighborhood Diabetes, $3.2 million of transaction costs related to the acquisition of Neighborhood Diabetes, $1.7 million of additional legal fees mainly related to the BD patent infringement lawsuit, $0.9 million of additional bad debt expense related to Neighborhood Diabetes’ receivables, and an additional $0.9 million for other administrative and consulting services related to the Neighborhood Diabetes business.

Sales and Marketing

Sales and marketing expense increased $8.5 million, or 24.6%, to $43.2 million for the year ended December 31, 2011, as compared to $34.7 million for the year ended December 31, 2010, which was largely due to an increase of $5.9 million in employee related expenses including stock-based compensation expenses. Of the $5.9 million of increased employee related expenses, $4.5 million relates to Neighborhood Diabetes. Additionally we incurred $1.1 million of additional outside services costs primarily for customer support functions, $0.9 million of additional postage and freight, of which $0.8 million is related to the Neighborhood Diabetes business, and $0.4 million of additional employee travel.

Restructuring and Impairment of Assets

For the year ended December 31, 2010, we recorded a total of $4.4 million of impairment charges on certain assets. During the year ended December 31, 2010 we determined that certain amounts related to manufacturing equipment for our next generation OmniPod System would not be used in our final product and recorded an impairment charge of approximately $1.0 million. In addition, we terminated certain other projects related to our existing OmniPod System as we focused primarily on the introduction of our next generation product. As a result, we recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. We had no new restructuring or impairment activity in the year ended December 31, 2011.

Other Expense, Net

Other expense, net mainly consists of interest income and expense. Net interest expense was $14.6 million for the year ended December 31, 2011, compared to $22.5 million for the same period in 2010. The decrease in net interest expense is related primarily to the repayment of the Facility Agreement (as defined below) in 2010. We recorded interest expense of $12.9 million related to the Facility Agreement in 2010, including approximately $7.0 million for the write off of the debt discount and deferred financing costs. The reduction in interest related to the Facility Agreement was offset by additional cash and non-cash interest expense related to the issuance of the 3.75% Notes and modification of the 5.375% Notes in June 2011.

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

Research and Development

Research and development expense increased $3.3 million, or 25.2%, to $16.6 million for the year ended December 31, 2010, as compared to $13.2 million for the year ended December 31, 2009, which was primarily related to an increase of $2.8 million of OmniPods and other products used for research and development purposes and $1.4 million of outside services in connection with development of the next generation Omnipod, offset by a $1.2 million decrease in employee-related expenses.

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

Restructuring and Impairment of Assets

For the year ended December 31, 2010, we recorded a total of $4.4 million of impairment charges on certain assets. During the year ended December 31, 2010, we determined that certain amounts related to manufacturing equipment for our next generation Omnipod would not be used in our final product and recorded an impairment charge of approximately $1.0 million. In addition, we terminated certain other projects related to our existing OmniPod System as we focused primarily on the introduction of our next generation product. As a result, we recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. We had no new restructuring or impairment activity in the year ended December 31, 2009.

Other Expense, Net

Interest expense increased $9.5 million to $22.7 million for the year ended December 31, 2010, as compared to $13.2 million for the year ended December 31, 2009.

The increase in interest expense is primarily due to amortization of the debt discount related to our 5.375% Notes (as defined below) and additional interest associated with the Facility Agreement entered into in March 2009, amended in September 2009 and June 2010 and repaid in December 2010. We recorded interest expense on the 5.375% Notes of $10.0 million in the year ended December 31, 2010. Of the $10.0 million, $4.9 million related to the amortization of the debt discount, $0.5 million related to the amortization of deferred financing costs, and $4.6 million related to interest payments. We recorded approximately $12.9 million of interest expense related to the Facility Agreement in the year ended December 31, 2010. Of the $12.9 million, approximately $3.3 million related to interest payments including a prepayment penalty, $2.6 million related to non-cash charges associated with the amortization of debt discounts and deferred financing costs, and $7.0 million related to the non-cash charges associated with the write-off of the remaining debt discounts and deferred financing costs in connection with the early extinguishment of the debt in December 2010. We recorded interest expense on the 5.375% Notes of $9.4 million in the year ended December 31, 2009. Of the $9.4 million, $4.3 million related to amortization of the debt discount, $0.5 million related to the amortization of deferred financing costs, and $4.6 million related to cash interest. We also recognized interest expense of $4.0 million related to the Facility Agreement in the year ended December 31, 2009. Of the $4.0 million recorded in 2009, approximately $2.5 million related to cash interest and $1.5 million related to non-cash charges associated with the amortization of the debt discount and deferred financing costs.

Liquidity and Capital Resources

We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. On June 1, 2011, we acquired all of the outstanding shares of Neighborhood Diabetes. The aggregate purchase price of approximately $62.4 million included approximately $37.9 million in cash paid at closing. As of December 31, 2011, we had $94.0 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

Equity

In October 2009, in a public offering we issued and sold 6,900,000 shares of our common stock at a price to the public of $10.25 per share. In connection with the offering, we received total gross proceeds of $70.7 million, or approximately $66.1 million in net proceeds after deducting underwriting discounts and offering expenses.

In December 2010, we issued and sold 3,450,000 shares of our common stock at a price of $13.27 per share. In connection with the offering, we received total gross proceeds of $47.8 million, or approximately $45.4 million in net proceeds after deducting underwriting discounts and offering expenses. Approximately $33.3 million of the proceeds was used to repay all amounts outstanding under our Facility Agreement with certain institutional accredited investors.

In June 2011, in connection with the acquisition of Neighborhood Diabetes, we issued 1,197,631 shares of our common stock with a value of $20.40 per share on the issuance date, as partial consideration for the acquisition.

Long-Term Debt

At December 31, 2011 and 2010, we had outstanding long-term debt and related deferred financing costs on our balance sheet as follows (in thousands):

	As of December 31,
	2011	2010
Liabilities:
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$85,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	—
Unamortized discount	(50,210)	(15,567)

	$108,540	$69,433

Deferred financing costs	$2,597	$1,173

Interest expense related to the 5.375% Notes, the 3.75% Notes and the Facility Agreement referred to below was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contractual coupon interest	5,383	7,203	7,057
Accretion of debt discount	7,213	13,247	5,585
Other interest payments	1,992	650	—
Amortization of debt issuance costs	532	1,780	690

	$15,120	$22,880	$13,332

5.375% Convertible Senior Notes

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

If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest, to, but excluding, the date of repurchase. If a holder elects to convert their 5.375% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 5.375% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 5.375% Notes. In no event will the number of shares issuable upon conversion of a note exceed 62.7746 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 5.375% Notes).

We recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense over the five-year term of the 5.375% Notes. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five-year term of the 5.375% Notes.

On June 29, 2011, in connection with the issuance of $143.8 million of 3.75% Convertible Notes due June 2016 (the “3.75% Notes”), we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million of the remaining 5.375% Notes. The investors’ combined $73.0 million of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See the section entitled “3.75% Convertible Senior Notes” below.

Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85.0 million of principal amount of the 5.375% Notes was $3.1 million, $5.4 million, and $4.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Cash interest expense related to the 5.375% Notes was $2.7 million, $4.6 million, and $4.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, we included approximately $1.3 million in long-term debt on our balance sheet related to the unmodified portion of the 5.375% Notes. As of December 31, 2010, we included approximately $69.4 million on our balance sheet related to the 5.375% Notes. As of December 31, 2011 the 5.375% Notes have a remaining term of one and a half years.

Facility Agreement and Common Stock Warrants

In March 2009, we entered into a facility agreement with certain institutional accredited investors (the “Facility Agreement”), pursuant to which the investors agreed to loan us up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee, were $3.0 million and were amortized as interest expense over the 42 months of the Facility Agreement. In September 2009, we entered into an amendment to the Facility Agreement whereby we repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement.

The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the amendment to the Facility Agreement, we entered into a securities purchase agreement with the institutional accredited investors whereby we sold 2,855,659 shares of our common stock to the lenders at $9.63 per share, a $1.9 million discount based on the closing price of our common stock of $10.28 on that date. We recorded the $1.9 million as a debt discount, which was amortized as interest expense over the remaining term of the loan. We received aggregate proceeds of $27.5 million in connection with the sale of our shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.

In connection with the execution of the Facility Agreement, we issued to the investors fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of December 31, 2011, all warrants to acquire 3.75 million shares of our common stock issued in connection with the Facility Agreement were exercised.

In December 2010, we paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. We recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At December 31, 2011 and December 31, 2010, there were no amounts related to the Facility Agreement included in long-term debt on our balance sheet.

3.75% Convertible Senior Notes

In June 2011, we sold $143.8 million principal amount of 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount. We intend to settle the principal in cash.

We may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015, we may redeem the 3.75% Notes, at our option, in whole or in part only if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 25, 2015, we may redeem the 3.75% Notes, at our option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of our common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a 3.75% Note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured and are equal in right of payment to the 5.375% Notes.

We evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and valued. We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be separately accounted for. We assess the value of each of these embedded derivatives at each balance sheet date. At December 31, 2011, we separately accounted for and determined that these derivatives have de minimus value.

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

Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the modified $13.5 million of 5.375% Notes and $59.5 million 3.75% Notes. We recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five-year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense in the year ended December 31, 2011. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million of the modified debt was $2.4 million in the year ended December 31, 2011. As the debt was considered to be modified in connection with the issuance of the 3.75% Notes in June 2011, there was no non-cash interest expense related to the modified debt in the years ended December 31, 2010 and 2009.

Of the $143.8 million of 3.75% Notes issued in June 2011, $84.3 million was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million of 3.75% Notes. We included $59.7 million on our balance sheet related to these notes at December 31, 2011. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five-year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been recorded as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five-year term of the 3.75% Notes. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $2.2 million for the year ended December 31, 2011. There was no non-cash interest recorded on the new portion of the 3.75% Notes in the years ended December 31, 2010 and 2009.

Cash interest expense related to the $143.8 million of 3.75% Notes was $2.7 million in the year ended December 31, 2011. No cash interest was recorded on the 3.75% Notes in the years ended December 31, 2010 and 2009.

As of December 31, 2011, the 3.75% Notes have a remaining term of four and a half years.

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash used in operating activities	$(25,452)	$(35,625)	$(49,323)
Net loss	$(57,170)	$(61,159)	$(72,344)

Net cash used in operating activities in the years ended December 31, 2011, 2010 and 2009, primarily represents amounts utilized to fund operating losses. The decrease of $10.2 million of cash used in operating activities for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to the increase in revenue combined with our ability to maintain our gross margins at approximately 45% as well as cost containment initiatives we implemented as we strive to become profitable. Cash used in operating activities in the year ended December 31, 2011 is primarily a result of our net loss of $57.2 million offset by non-cash expenses of $29.1 million such as amortization of debt discount, non-cash interest, depreciation and amortization, stock-based compensation and bad debt expense. Cash used in operating activities in the year ended December 31, 2011 includes an increase in accounts payable and accrued expenses of $4.7 million, an increase in net accounts receivable of $3.6 million and a reduction of deferred revenue of $1.7 million. These increases are mainly attributable to our acquisition of Neighborhood Diabetes and were offset by a decrease in inventory of $1.9 million.

Investing and Financing Activities

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash used in investing activities	$(48,969)	$(6,549)	$(3,140)
Cash provided by financing activities	$55,102	$27,452	$123,796

Cash used in investing activities in the year ended December 31, 2011 was primarily related to the acquisition of Neighborhood Diabetes for which we paid $37.9 million in cash and $24.4 million in shares of our common stock. In addition, we used approximately $9.0 million for the purchase of manufacturing equipment for use in the production of our next generation product in the year ended December 31, 2011. Cash used in investing activities for the years ended December 31, 2010 and 2009 was for the purchase of equipment used in manufacturing of our current OmniPod System.

In the year ended December 31, 2011 cash provided by financing activities related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million in principal amount of the 5.375% Notes for $85.1 million. Cash provided by financing activities in the year ended December 31, 2010 was primarily the result of the sale of 3,450,000 shares of common stock at a price of $13.27 per share in December 2010 and the exercise of warrants to purchase 3,750,000 shares of common stock at a price of $3.13 per share, offset by the repayment of all amounts owed under the Facility Agreement. Cash provided by financing activities in the year ended December 31, 2009 was primarily generated from the net proceeds from the Facility Agreement entered into in March 2009, amended in September 2009 and June 2010 and repaid in December 2010, the sale of common shares in connection with the amendment in September 2009 and the sale of 6,900,000 shares of common stock at a price to the public of $10.25 per share in October 2009.

We lease our facilities, which are accounted for as operating leases. The lease of our facilities in Bedford and Billerica, Massachusetts, generally provides for a base rent plus real estate taxes and certain operating expenses related to the lease. In addition, in connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in Woburn, Massachusetts, Brooklyn, New York and Orlando, Florida. As of December 31, 2011, we had an outstanding letter of credit which totaled $0.1 million to cover our security deposits for lease obligations. As a result of the leases acquired, we expect to pay additional rent of $0.5 million in 2012, $0.3 million in 2013 and $0.1 million in 2014.

As a result of the issuance of the 3.75% Notes and the repurchase of $70 million of the 5.375% Notes in June 2011, we expect to pay cash interest of $6.2 million in 2012, $5.8 million in 2013, $5.4 million in each of 2014 and 2015 and $2.5 million in 2016. Additionally we expect to repay the $15 million of the 5.375% Notes in 2013 and the $143.8 million of the 3.75% Notes in 2016.

During the year ending December 31, 2012, we will be using funds in connection with development, production and regulatory approval of our next generation OmniPod System, expansion of our commercial organization and continued initiatives to increase sales of the OmniPod System in the United States and internationally.

Shareholder Rights Plan

In November 2008, our Board of Directors adopted a shareholder rights plan (the “Shareholder’s Rights Plan”), as set forth in the Shareholder Rights Agreement between us and the rights agent, the purpose of which is, among other things, to enhance the ability of the Board of Directors to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of us is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, us or a large block of our common stock.

In connection with the adoption of the Shareholder Rights Plan, our Board of Directors declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 15, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 15, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person or group owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of our preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If we are acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2011. Amounts in thousands:

	Payments Due in
Contractual Obligations	Total	2012	2013	2014	2015	2016	Later
Operating lease obligations	$3,481	$1,442	$1,217	$777	$45	$—	—
Long-term debt obligations(1)	183,990	6,197	20,790	5,391	5,391	146,221	—
Purchase obligations for production components	5,320	5,320	—	—	—	—
Purchase obligations for capital expenditures	1,048	1,048	—	—	—	—

Total contractual obligations	$193,839	$14,007	$22,007	$6,168	$5,436	$146,221	$—

(1)	The interest rate on the convertible debt is 5.375% and 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies and estimates used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results.

Revenue Recognition

We generate nearly all of our revenue from sales of our OmniPod Insulin Management System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the products to patients with diabetes.

Revenue recognition requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•

The evidence of an arrangement generally consists of a physician order form, a patient information form and, if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

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

We offer a 45-day right of return for our OmniPod Insulin Management System Starter Kits, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of our historical return data to our related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales. When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.

In March 2008, we received a cash payment from Abbott for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the initial five-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. In addition, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. We recognize revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (“the Development Agreement”). Under the Development Agreement, we are required to perform design,

development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, we have invoiced and expect to continue to invoice amounts based upon meeting certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

We had deferred revenue of $2.7 million as of December 31, 2011. The deferred revenue recorded as of December 31, 2011 was comprised of product-related revenue, unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.

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

Our restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. We record these one-time termination benefits upon incurring the liability, provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when we record the costs. In recording the workforce reduction and related costs, we estimate related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, we may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

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

Income Taxes

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011 and 2010 we had $0.2 million of unrecognized tax benefits recorded.

Stock Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation —Stock Compensation (“ASC 718-10”). ASC 718-10 requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values.

We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. We determine the intrinsic value of restricted stock and restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and the expectation that we will not pay dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

In the years ended December 31, 2011, 2010, and 2009, we recorded $7.7 million, $5.0 million and $4.2 million of stock based compensation expense, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded at the time the potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2011 and 2010, the allowance for doubtful accounts was $7.0 million and $5.4 million, respectively. We believe the reserve is adequate to mitigate current collection risk.

Warranty

We provide a four-year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At December 31, 2011 and 2010, the warranty reserve was $2.0 million and $1.9 million, respectively.

Intangibles and Other Long-Lived Assets

Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment, whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename is 15 years. The estimated life of the acquired customer relationships asset is ten years. Intangible assets with determinable estimated lives are amortized over these lives. At December 31, 2011, intangibles assets related to the acquisition of Neighborhood Diabetes consisted of $26.3 million of customer relationships and $2.7 million of tradenames.

Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes business over the fair value of identifiable net assets acquired. We perform an assessment of our goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

Goodwill is evaluated at the reporting unit level. To test for impairment, we compare the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No.2010-29”). ASU No. 2010-29 clarifies when comparative financial statements are presented, the pro forma disclosures for both periods presented (the year in which the acquisition occurred and the prior year) should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period. The adoption these amendments did not have a material impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies existing concepts regarding existing fair value principles. The amendments will be effective in fiscal years beginning after December 15, 2011. We will adopt the amendments on January 1, 2012. We believe the adoption of ASU No. 2011-04 will have no material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 provides guidance on simplifying the impairment testing for goodwill. A company may first assess the qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the reporting unit. The amendments will be effective in fiscal years beginning after December 15, 2011. We will adopt the amendments on January 1, 2012. We believe the adoption of ASU No. 2011-08 will have no material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and maintain an average maturity of six months or less. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.

On December 31, 2011, we had outstanding debt recorded at $15 million related to our 5.375% Notes and outstanding debt recorded at $143.8 million related to our 3.75% Notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).

Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Management’s assessment of and conclusion on the effectiveness of internal controls over financial reporting did not include the internal controls of Neighborhood Diabetes, which was included in our 2011 consolidated financial statements and constituted approximately $4.5 million of total assets on our consolidated balance sheet as of December 31, 2011 and approximately $35.3 million of revenue on our consolidated statement of operations related to pharmacy, testing supplies, insulin pumps and pump supplies serviced by Neighborhood Diabetes for the year ended December 31, 2011.

ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Insulet Corporation

We have audited Insulet Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Neighborhood Diabetes, which is included in the 2011 consolidated financial statements of Insulet Corporation and constituted approximately $4.5 million of Insulet’s total assets on the consolidated balance sheet as of December 31, 2011, and approximately $35.3 million of Insulet’s revenue on the consolidated statement of operations for the year ended December 31, 2011. Our audit of internal control over financial reporting of Insulet Corporation also did not include an evaluation of the internal control over financial reporting of Neighborhood Diabetes.

In our opinion, Insulet Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2011 and December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Insulet Corporation and our report dated February 28, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2012 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2011.

Audit Committee Financial Expert

The audit committee of our board of directors currently consists of Steven Sobieski (Chairman), Sally Crawford and Regina Sommer. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that both Mr. Sobieski and Ms. Sommer qualify as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities these members have previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of the members of the audit committee with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon the members of the audit committee that are greater than are generally imposed on other members of the audit committee and our Board of Directors and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

Code of Ethics

We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 as amended, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at http://www.insulet.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: 9 Oak Park Drive, Bedford, Massachusetts 01730, Attention: Secretary. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.insulet.com.

For more corporate governance information, you are invited to access the Corporate Governance section of our website available at http://www.insulet.com.

ITEM 11.	EXECUTIVE COMPENSATION

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2012 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2012 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2011. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and issuer Purchases of Equity Securities “ in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2012 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Comission not later than 120 days after the close of our year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2012 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Comission not later than 120 days after the close of our year ended December 31, 2011.

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

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: February 28, 2012

/s/ Brian Roberts
Brian Roberts
Chief Financial Officer

Date: February 28, 2012

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Insulet Corporation hereby severally constitute and appoint Duane DeSisto and Brian Roberts, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this reports, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 28, 2012.

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Roberts Brian Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Liamos Charles Liamos	Chief Operating Officer and Director

/s/ Sally Crawford Sally Crawford	Director

/s/ Daniel Levangie Daniel Levangie	Director

Signature	Title

/s/ Ross Jaffe, M.D. Ross Jaffe, M.D.	Director

/s/ Steven Sobieski Steven Sobieski	Director

/s/ Regina Sommer Regina Sommer	Director

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number	Description
2.1(20)	Merger Agreement by and among Insulet Corporation, Nectar Acquisition I Corporation, a Delaware corporation and wholly owned subsidiary of Insulet Corporation, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dated as of June 1, 2011

3.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Amended and Restated By-laws of the Registrant

4.1(1)	Specimen Stock Certificate

4.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

4.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent

4.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation

4.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent

4.8(21)	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank National Association, as Trustee

4.9(22)	Form of 3.75% Convertible Senior Note due 2016

10.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002

10.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004

10.3(1)	Insulet Corporation 2000 Stock Option and Incentive Plan

10.4(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan

10.5(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan

10.6(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10 .7(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.8(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005

10.9(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006

10.10(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers

Number	Description
10.11(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007

10.12(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007

10.13(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

10.14(7)	Executive Severance Plan

10.15(9)	Amended and Restated 2007 Stock Option and Incentive Plan

10.16(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

10.17(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein
10.18(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein

10.19(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein

10.20(15)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated July 16, 2009

10.21(16)	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan

10.22(17)	Second Amendment to Facility Agreement, dated June 17, 2010, by and between Insulet Corporation and the lenders named therein.

10.23(18)+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG

10.24(19)+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation

10.25(23)	Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010

10.26(24)	Offer Letter by and between Insulet Corporation and Charles Liamos

12.1(25)	Insulet Corporation Statement Regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101**	The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(15)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2009

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 7, 2010

(17)	Incorporated by reference to our Current Report on Form 8-K, filed June 21, 2010

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(20)	Incorporated by reference to our Current Report on Form 8-K, filed June 7, 2011

(21)	Incorporated by reference to our Current Report on Form 8-K, filed July 5, 2011

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 8, 2009

(23)	Incorporated by reference to our Annual Report on Form 10-K, filed March 10, 2011

(24)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011

(25)	Incorporated by reference to our Registration Statement on Form S-3, filed June 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principle used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2012

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011	As of December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$93,955	$113,274
Accounts receivable, net	23,190	16,841
Inventories	11,838	11,430
Prepaid expenses and other current assets	2,802	912

Total current assets	131,785	142,457
Property and equipment, net	19,422	12,522
Intangible assets, net	29,002	—
Goodwill	26,647	—
Other assets	2,727	1,254

Total assets	$209,583	$156,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,418	$4,895
Accrued expenses	13,064	9,808
Deferred revenue	2,582	4,247
Other current liabilities	931	—

Total current liabilities	27,995	18,950
Long-term debt	108,540	69,433
Other long-term liabilities	1,652	1,619

Total liabilities	138,187	90,002
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2011 and 2010 Issued: zero shares at December 31, 2011 and 2010	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2011 and 2010 Issued: 47,504,131 and 45,440,839 shares at December 31, 2011 and 2010, respectively	48	45
Additional paid-in capital	512,371	450,039
Accumulated deficit	(441,023)	(383,853)

Total stockholders’ equity	71,396	66,231

Total liabilities and stockholders’ equity	$209,583	$156,233

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)
Revenue	$152,255	$96,966	$66,032
Cost of revenue	85,543	53,240	47,735

Gross profit	66,712	43,726	18,297
Operating expenses:
Research and development	21,863	16,566	13,231
General and administrative	44,083	26,667	26,842
Sales and marketing	43,233	34,695	37,583
Restructuring and impairment of assets	—	4,431	—

Total operating expenses	109,179	82,359	77,656

Operating loss	(42,467)	(38,633)	(59,359)

Interest income	139	168	241
Interest expense	(14,715)	(22,694)	(13,226)

Other expense, net	(14,576)	(22,526)	(12,985)

Loss before income taxes	(57,043)	(61,159)	(72,344)
Income tax expense	(127)	—	—

Net loss	$(57,170)	$(61,159)	$(72,344)

Net loss per share basic and diluted	$(1.22)	$(1.54)	$(2.43)

Weighted-average number of shares used in calculating net loss per share	46,689,880	39,607,899	29,727,106

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	27,778,921	$29	$278,427	$(250,350)	$28,106
Exercise of options to purchase common stock	191,232	—	577	—	577
Issuance for employee stock purchase plan	29,442	—	273	—	273
Stock-based compensation expense	—	—	4,161	—	4,161
Issuance of common stock, net of offering costs of $4.6 million	9,755,659	10	95,454	—	95,464
Issuance of warrants in connection with debt	—	—	5,673	—	5,673
Net loss	—	—	—	(72,344)	(72,344)

Balance at December 31, 2009	37,755,254	$39	$384,565	$(322,694)	$61,910
Exercise of options to purchase common stock	470,561	—	3,040	—	3,040
Issuance for employee stock purchase plan	15,024	—	229	—	229
Stock-based compensation expense	—	—	5,025	—	5,025
Issuance of common stock, net of offering costs of $2.3 million	3,450,000	3	45,446	—	45,449
Exercise of warrants to purchase common stock	3,750,000	3	11,734	—	11,737
Net loss	—	—	—	(61,159)	(61,159)

Balance at December 31, 2010	45,440,839	$45	$450,039	$(383,853)	$66,231
Exercise of options to purchase common stock	743,341	1	5,241	—	5,242
Issuance for employee stock purchase plan	12,429	—	253	—	253
Stock-based compensation expense	—	—	7,683	—	7,683
Restricted stock units vested, net of shares withheld for taxes	109,891	—	(946)	—	(946)
Issuance of common stock for acquisition, net of transaction fees	1,197,631	2	24,186	—	24,188
Allocation of fair value of convertible debt to equity	—	—	25,915	—	25,915
Net loss	—	—	—	(57,170)	(57,170)

Balance at December 31, 2011	47,504,131	$48	$512,371	$(441,023)	$71,396

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(57,170)	$(61,159)	$(72,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,503	5,077	5,222
Amortization of debt discount	7,211	13,265	5,585
Stock-based compensation expense	7,734	5,064	4,202
Provision for bad debts	3,165	3,317	5,020
Restructuring and impairment of assets	—	4,432	—
Non-cash interest expense	2,525	1,779	677
Changes in operating assets and liabilities:
Accounts receivable	(3,617)	(5,196)	(6,972)
Inventories	1,879	(1,343)	5,843
Deferred revenue	(1,665)	277	1,593
Prepaid expenses and other assets	1,703	381	646
Accounts payable, accrued expenses, and other liabilities	4,697	(1,139)	1,487
Other long-term liabilities	(417)	(380)	(282)

Net cash used in operating activities	(25,452)	(35,625)	(49,323)

Cash flows from investing activities
Purchases of property and equipment	(11,114)	(6,549)	(3,140)
Acquisition of Neighborhood Diabetes	(37,855)	—	—

Net cash used in investing activities	(48,969)	(6,549)	(3,140)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	138,783	—	56,879
Payment of transaction fees related to the credit facility amendment	—	(468)	—
Principal payments of long term debt	(88,195)	(32,500)	(27,500)
Proceeds from exercise of warrants	—	11,737	—
Proceeds from issuance of common stock, net of offering expenses	4,514	48,683	94,417

Net cash provided by financing activities	55,102	27,452	123,796

Net increase (decrease) in cash and cash equivalents	(19,319)	(14,722)	71,333
Cash and cash equivalents, beginning of year	113,274	127,996	56,663

Cash and cash equivalents, end of year	$93,955	$113,274	$127,996

Supplemental disclosure of cash flow information
Cash paid for interest	$5,173	$8,087	$6,823
Cash paid for taxes	$263	$11	$—
Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of Facility Agreement	$—	$—	$6,065
Issuance of common stock for the acquisition of Neighborhood Diabetes	$24,432	$—	$—

See accompanying notes

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2011, 2010 and 2009

1.	Nature of the Business

Insulet Corporation (the “Company”) is principally engaged in the development, manufacture and marketing of an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has devoted substantially all of its efforts to designing, developing, manufacturing and marketing the OmniPod Insulin Management System (the “OmniPod System”), which consists of the OmniPod disposable insulin infusion device and the handheld, wireless Personal Diabetes Manager (“PDM”). The Company commercially launched the OmniPod Insulin Management System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005.

In January 2010, the Company entered into a five-year distribution agreement with Ypsomed Distribution AG, (“Ypsomed”), pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in eleven countries. Through the Company’s partnership with Ypsomed, the OmniPod System is now available in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, the Company entered into a distribution agreement with GlaxoSmithKline Inc. (“GSK”) pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System during the third quarter of 2011.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements

The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also describes three levels of inputs that may be used to measure the fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 31, 2011 and 2010 are cash equivalents which are based on Level 1 inputs.

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company’s long-term debt and capital lease obligations approximates their fair values.

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost. This approximates their fair values. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that are believed to be reasonable under the circumstances.

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost at December 31, 2011 and 2010. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

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

Intangibles and Other Long-Lived Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other finite-lived assets if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. Intangible assets with determinable estimated lives are amortized over these lives. At December 31, 2011 intangible assets related to the acquisition of Neighborhood Diabetes consisted of $26.3 million of customer relationships and $2.7 million of tradenames.

Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. The Company will perform an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

Goodwill is evaluated at the reporting unit level. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company completed its goodwill analysis as of October 1, 2011 and the Company noted no impairment.

Warranty

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which, has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new products and new versions of existing products, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.

Restructuring Expenses and Impairment of Assets

In connection with its efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing of asset costs, the Company periodically performs an

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s restructuring expenses may also include workforce reduction and related costs for one-time termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. The Company records these one-time termination benefits upon incurring the liability, provided that the employees are notified, the plan is approved by the appropriate level of management, the employees to be terminated and the expected completion date are identified, and the benefits the identified employees will be paid are established. Significant changes to the plan are not expected when the Company records the costs. In recording the workforce reduction and related costs, the Company estimates related costs such as taxes and outplacement services which may be provided under the plan. If changes in these estimated services occur, the Company may be required to record or reverse restructuring expenses associated with these workforce reduction and related costs.

Revenue Recognition

The Company generates nearly all of its revenue from sales of its OmniPod Insulin Management System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the products to patients with diabetes.

Revenue recognition requires that persuasive evidence of a sales arrangement exists, delivery of goods occurs through transfer of title and risk and rewards of ownership, the selling price is fixed or determinable and collectibility is reasonably assured. With respect to these criteria:

•

The evidence of an arrangement generally consists of a physician order form, a patient information form and, if applicable, third-party insurance approval for sales directly to patients or a purchase order for sales to a third-party distributor.

•	Transfer of title and risk and rewards of ownership are passed to the patient or third-party distributor upon shipment of the products.

•

The selling prices for all sales are fixed and agreed with the patient or third-party distributor and, if applicable, the patient’s third-party insurance provider(s) prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

The Company offers a 45-day right of return for its OmniPod Insulin Management System Starter Kits, and it defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial five-year term of the agreement, and the non-current portion of the agreement fee is included in other long-term liabilities. In addition, Abbott agreed to pay an amount to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. The Company recognizes revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.

In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (“the Development Agreement”). Under the Development Agreement, the Company is required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, the Company has and will continue to invoice amounts based upon meeting certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

The Company had deferred revenue of $2.7 million and $4.8 million as of December 31, 2011 and 2010, respectively. The deferred revenue recorded was comprised of product-related revenue, unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.

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

Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors, and government agencies. There were no third-party payors or government agencies that accounted for more than 10% of gross accounts receivable at December 31, 2011 or 2010.

Research and Development Expenses

The Company’s research and development expenses consist of engineering, product development, quality assurance, clinical function and regulatory expenses. These expenses are primarily related to employee compensation, including salary, benefits and stock-based compensation. The Company also incurs expense related to consulting fees, materials and supplies, and clinical studies, including data management and associated travel expenses. Research and development costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal and other administrative personnel; overhead and occupancy costs; outside legal costs; and other general and administrative costs.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sales and Marketing Expenses

Sales and marketing expenses are primarily comprised of salaries and benefits associated with sales and marketing personnel, outside marketing expenses including commercial product samples and advertising expenses.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available and are evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering consists of the OmniPod System as well as other diabetes related products and supplies through Neighborhood Diabetes. Accordingly, the Company’s current product offering is marketed to a single customer type, people with diabetes. As the Company sells a single product type and internal reporting is aligned with this offering, the Company operates as a single entity.

Income Taxes

FASB ASC 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011 and 2010, the Company had $0.2 million of unrecognized tax benefits.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

Stock Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”). ASC 718-10 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on Company history and the expectation that the Company will not pay dividends. Forfeitures are estimated at the time of

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

In the years ended December 31, 2011, 2010, and 2009 respectively, the Company recorded $7.7 million, $5.0 million, and $4.2 million of stock compensation expense respectively.

See Footnote 14 for a summary of the stock option activity under the Company’s stock-based employee compensation plan.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29 Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). ASU No. 2010-29 clarifies when comparative financial statements are presented, the pro forma disclosures for both periods presented (the year in which the acquisition occurred and the prior year) should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period. The adoption of these amendments did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies existing concepts regarding existing fair value principles. The amendments will be effective in fiscal years beginning after December 15, 2011. The Company will adopt the amendments on January 1, 2012. The Company believes the adoption of ASU No. 2011-04 will have no material impact on its financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 provides guidance on simplifying the impairment testing for goodwill. A company may first assess the qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the reporting unit. The amendments will be effective in fiscal years beginning after December 15, 2011. The Company will adopt the amendments on January 1, 2012. The Company believes the adoption of ASU No. 2011-08 will have no material effect on its financial statements.

3.	Acquisition of Neighborhood Diabetes

On June 1, 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Woburn, Massachusetts, with additional offices in Brooklyn, New York and Orlando, Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates for certain claims for which the Company is entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the year ended December 31, 2011, the Company included and consolidated approximately $35.3 million of revenue from the sale of pharmacy, testing supplies, insulin pumps and pump supplies serviced by Neighborhood Diabetes. If the acquisition had occurred as of January 1, 2010, consolidated revenue would have been approximately $177.3 million and $156.7 million for the years ended December 31, 2011 and 2010, respectively and consolidated net loss would have been approximately $58.3 million and $59.0 million for the years ended December 31, 2011 and 2010, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The purchase price has been allocated as follows (in thousands):

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

$62,348

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended December 31, 2011 the Company recorded certain adjustments to the initial purchase price accounting. The adjustments to goodwill are as follows (in thousands):

Purchase accounting adjustments offset to goodwill
Collection of fully reserved receivable	$(510)
Deferred tax liabilities	450
Other	(20)

Total	$(80)

The Company incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the year ended December 31, 2011.

The amount of goodwill expected to be deductible for tax purposes is $2.1 million.

4.	Long-Term Debt

At December 31, 2011 and 2010, the Company had outstanding long-term debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of December 31,
	2011	2010
Liabilities:
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$85,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	—
Unamortized discount	(50,210)	(15,567)

	$108,540	$69,433

Deferred financing costs	$2,597	$1,173

Interest expense related to the 5.375% Notes (as defined below), the 3.75% Notes (as defined below) and the Facility Agreement (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contractual coupon interest	$5,383	$7,203	$7,057
Accretion of debt discount	7,213	13,247	5,585
Other interest payments	1,992	650	—
Amortization of debt issuance costs	532	1,780	690

	$15,120	$22,880	$13,332

The Company expects to pay cash interest of $6.2 million in 2012, $5.8 million in 2013, $5.4 million in each of 2014 and 2015 and $2.5 million in 2016. Additionally the Company expects to repay the $15 million of the 5.375% Notes in 2013 and the $143.8 million of the 3.75% Notes in 2016.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.375% Convertible Senior Notes

In June 2008, the Company sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to its principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount.

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

The Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense over the five-year term of the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five-year term of the 5.375% Notes.

On June 29, 2011, in connection with the issuance of $143.8 million of 3.75% Convertible Notes due June 2016 (the “3.75% Notes”), the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million of the remaining 5.375% Notes. The investors’ combined $73.0 million of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See the section entitled “3.75% Convertible Senior Notes” below for additional detail on the modification accounting.

Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85.0 million of principal amount of 5.375% Notes was $3.1 million, $5.4 million, and $4.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Cash interest expense related to the 5.375% Notes was $2.7 million, $4.6 million, and $4.6 million for the years ended December 31, 2011, 2010, and 2009, respectively.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the Company included approximately $1.3 million on its balance sheet related to the unmodified portion of the 5.375% Notes. As of December 31, 2010, the Company included approximately $69.4 million on its balance sheet in long-term debt related to the 5.375% Notes. As of December 31, 2011 the 5.375% Notes have a remaining term of one and a half years.

Facility Agreement and Common Stock Warrants

In March 2009, the Company entered into a facility agreement with certain institutional accredited investors (the “Facility Agreement”), pursuant to which the investors agreed to loan the Company up to $60 million, subject to the terms and conditions set forth in the Facility Agreement. Total financing costs, including the transaction fee, were $3.0 million and were amortized as interest expense over the 42 months of the Facility Agreement. In September 2009, the Company entered into an amendment to the Facility Agreement whereby the Company repaid the $27.5 million originally drawn and promptly drew down the remaining $32.5 million available under the Facility Agreement. The annual interest rate was 8.5%, payable quarterly in arrears. In connection with the amendment to the Facility Agreement, the Company entered into a securities purchase agreement with the institutional accredited investors whereby the Company sold 2,855,659 shares of its common stock to the such investors at $9.63 per share, a $1.9 million discount based on the closing price of the Company’s common stock of $10.28 on that date. The Company recorded the $1.9 million as a debt discount, which was amortized as interest expense over the remaining term of the loan. The Company received aggregate proceeds of $27.5 million in connection with the sale of its shares. All principal amounts outstanding under the Facility Agreement were payable in September 2012.

In connection with the execution of the Facility Agreement, the Company issued to the investors fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of December 31, 2011, all warrants to acquire 3.75 million shares of the Company’s common stock issued in connection with the Facility Agreement were exercised.

In December 2010, the Company paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. The Company recorded a non-cash interest charge of $7.0 million in the fourth quarter of 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At December 31, 2011 and December 31, 2010, there were no amounts related to the Facility Agreement included in long-term debt on the Company’s balance sheet.

3.75% Convertible Senior Notes

In June 2011, the Company sold $143.8 million principal amount of 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances. The 3.75% Notes and any unpaid interest will be convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the principal amount. The Company intends to settle the principal in cash.

The Company may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015 the Company may redeem the 3.75% Notes, at its option, in whole or in part only if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 25, 2015, the Company may redeem the 3.75% Notes, at its option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require the Company to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the 3.75% Notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of the Company’s common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured and are equal in right of payment to the 5.375% Notes.

The Company evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and accounted for at fair value. The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At December 31, 2011, the Company separately accounted for and determined that these derivatives have de minimus value.

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

Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the modified $13.5 million of 5.375% Notes and $59.5 million 3.75% Notes. The Company included $47.5 million on its balance sheet in long-term debt related to these notes at December 31, 2011. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five-year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense in the year ended December 31, 2011. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million of the modified debt was $2.4 million in the year ended December 31, 2011. As the debt was considered to be modified in connection with the issuance of the 3.75% Notes in June 2011, there was no non-cash interest expense related to the modified debt in the years ended December 31, 2010 and 2009.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the $143.8 million of 3.75% Notes issued in June 2011, $84.3 million was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million of 3.75% Notes. The Company included $59.7 million on its balance sheet in long-term debt related to these notes at December 31, 2011. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt based on a borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five-year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five-year term of the 3.75% Notes. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $2.2 million in the year ended December 31, 2011. There was no non-cash interest recorded on the new portion of the 3.75% Notes in the years ended December 31, 2010 and 2009.

Cash interest expense related to the $143.8 million of 3.75% Notes was $2.7 million in the year ended December 31, 2011. No cash interest was recorded on the 3.75% Notes in the years ended December 31, 2010 and 2009.

As of December 31, 2011, the 3.75% Notes have a remaining term of four and a half years.

5.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units, and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2011, 2010 and 2009, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented because the effect would have been antidilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2011	2010	2009
5.375% Convertible notes	702,701	3,981,969	3,981,969
3.75% Convertible notes	5,487,642	—	—
Unvested restricted common shares	—	444	2,220
Unvested restricted stock units	603,882	355,999	—
Outstanding options	2,814,591	3,018,469	3,542,590
Outstanding warrants	62,752	62,752	3,812,752

Total dilutive common shares	9,671,568	7,419,633	11,339,531

6.	Accounts Receivable

Accounts receivable consist of amounts due from third-party payors, patients, and third-party distributors, and government agencies. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. The Company believes the reserve is adequate to mitigate current collection risk.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of accounts receivable are as follows:

	As of December 31,
	2011	2010
	(In thousands)
Trade receivables	$30,211	$22,273
Allowance for doubtful accounts	(7,021)	(5,432)

	$23,190	$16,841

Bad debt expense for the years ended December 31, 2011, 2010 and 2009 amounted to $3.2 million, $3.3 million, and $5.0 million, respectively.

7.	Inventories

Inventories consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Raw materials	$3,528	$1,892
Work-in-process	359	2,378
Finished goods	7,951	7,160

	$11,838	$11,430

8.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	As of December 31,
		2011	2010
		(In thousands)
Machinery and equipment	2-5	$15,908	$15,260
Lab equipment	2	1,481	1,341
Construction in process	—	12,606	3,550
Computers	3	3,373	2,673
Software	3	4,486	4,172
Leasehold improvement	*	2,648	2,252
Office furniture and fixtures	3-5	1,853	1,642

Total property and equipment		$42,355	$30,890
Less: Accumulated depreciation		(22,933)	(18,368)

Total		$19,422	$12,522

*	Lesser of lease term or useful life of asset

Depreciation expense related to property and equipment was $4.6 million, $5.1 million, and $5.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company recorded $0.4 million, $0.2 million, and $0.1 million of capitalized interest for the years ended December 31, 2011, 2010 and 2009, respectively.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction in process mainly consists of machinery and equipment in the process of being constructed for use in the Company’s next generation product manufacturing line. Depreciation on the machinery and equipment does not begin until the machinery and equipment are installed and integrated into the manufacturing process.

9.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	As of December 31, 2011
	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$30,100	$(3,789)	$26,311
Tradename	2,800	(109)	2,691

Total	$32,900	$(3,898)	$29,002

The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is ten years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the estimated useful life of the tradename is 15 years and is amortizing the asset over that period on a straight-line basis. The amortization of other intangible assets was approximately $3.9 million for the year ended December 31, 2011. No amortization expense was recorded in any year prior to the year ended December 31, 2011.

Amortization expense expected for the next five years is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	Customer Relationships	Tradename	Total
2012	$5,853	$187	$6,040
2013	4,736	187	4,923
2014	3,790	187	3,977
2015	3,064	187	3,251
2016	2,478	187	2,665

As of December 31, 2011, the weighted average amortization period of the Company’s intangible assets is approximately ten years.

10.	Goodwill

The Company follows the provisions of FASB ASC Topic 350-20, Intangibles — Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived intangible assets are no longer amortized and are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment loss was recorded in the year ended December 31, 2011.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2011	2010
	(In thousands)
Employee compensation and related items	$6,141	$4,481
Professional and consulting services	2,813	1,627
Interest expense	258	190
Warranty reserve	940	880
Training	377	436
Other	2,535	2,194

Total accrued expenses	$13,064	$9,808

Product Warranty Costs

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Year Ended December 31,
	2011	2010
	(In thousands)
Balance at the beginning of year	$1,873	$1,820
Warranty expense	3,071	2,082
Warranty claims settled	(2,984)	(2,029)

Balance at the end of the year	$1,960	$1,873

Composition of balance:
Short-term	$940	$880
Long-term	1,020	993

Total warranty balance	$1,960	$1,873

12.	Restructuring Expenses and Impairment of Assets

During the year ended December 31, 2010, the Company determined that certain amounts related to manufacturing equipment for its next generation Omnipod would not be used in the final product, and the Company recorded an impairment charge of approximately $1.0 million. In addition, the Company terminated certain other projects related to its existing Omnipod as the Company focused primarily on the introduction of its next generation product. As a result, the Company recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. The Company had no restructuring or impairment activity in the years ended December 31, 2011 and 2009.

13.	Commitments and Contingencies

Operating Leases

The Company leases its facilities in Bedford and Billerica, Massachusetts. In addition, in connection with its acquisition of Neighborhood Diabetes, the Company acquired leases of facilities in Woburn, Massachusetts,

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brooklyn, New York and Orlando, Florida. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a five-year renewal option and escalating payments over the life of the lease. The leases in Woburn, Brooklyn and Orlando expire in June 2013, April 2015 and September 2012, respectively.

Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions. The Company leases its corporate offices under long-term leases with a five-year renewal option. The Company leases its warehouse facility under a long-term lease with a five-year renewal option. The aggregate future minimum lease payments of these leases as of December 31, 2011, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2012	1,442
2013	1,217
2014	777
2015	45
2016	—
Thereafter	—

Total	$3,481

Rent expense of approximately $1.3 million, $0.9 million, and $0.8 million was charged to operations in the years ended December 31, 2011, 2010 and 2009, respectively. The deferred rent had a de minimus value for the years ended December 31, 2011 and December 31, 2010.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with its bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date under such indemnification obligations and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future claims.

14.	Equity

In March 2009, in connection with the Facility Agreement entered into with certain institutional accredited investors, the Company issued warrants to purchase 3,750,000 shares of its common stock at an exercise price of $3.13 per share. The warrants were exercised in the year ended December 31, 2010 and the Company received approximately $11.7 million in proceeds. In connection with the amendment to the Facility Agreement in September 2009, the Company entered into a securities purchase agreement with the investors whereby the Company sold 2,855,659 shares of its common stock to the investors at $9.63 per share. The Company received aggregate proceeds of $27.5 million in connection with the sale of those shares.

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

The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the years ended December 31, 2011, 2010 and 2009 was $7.7 million, $5.0 million, and $4.2 million, respectively, and was calculated based on awards ultimately expected to vest. At December 31, 2011, the Company had $17.7 million of total unrecognized compensation expense related to stock options and stock units.

Stock Options

In May 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s Board of Directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. The Company had originally reserved 535,000 shares of common stock for issuance under the 2007 Plan. The number of shares reserved for issuance under the 2007 Plan was increased on January 1, 2012, by 725,000 shares. At December 31, 2011, 669,707 options remain available for future issuance.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Activity under the Company’s Stock Option Plans:

	Number of Options(#)	Weighted Average Exercise Price($)	Aggregate Intrinsic Value($)
	(In thousands)
Balance, December 31, 2010	3,018,469	$8.74
Granted	671,250	17.55
Exercised	(743,341)	7.20	$8,759	(1)
Canceled	(131,787)	13.71

Balance, December 31, 2011	2,814,591	11.02	22,674

Vested, December 31, 2011	1,672,032	9.07	16,671	(2)
Vested and expected to vest, December 31, 2011(3)	2,390,079		20,141	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2011, 2010 and 2009, was $8.8 million, $3.8 million and $1.1 million, respectively.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2011, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of December 31, 2011, plus the number of unvested options expected to vest as of December 31, 2011, based on the unvested options outstanding at December 31, 2011, adjusted for the estimated forfeiture rate of 16%.

At December 31, 2011, there were 2,814,591 options outstanding with a weighted average exercise price of $11.02 and a weighted average remaining contractual life of 6.8 years. At December 31, 2011, there were 1,672,032 options exercisable with a weighted average exercise price of $9.07 and a weighted average remaining contractual life of 5.7 years.

The Company recognizes compensation expense for all share-based payment awards made to its employees, directors and consultants. Stock-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company recognizes the value of stock-based compensation to expense using the straight-line method.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.16% - 2.61%	1.47% - 3.05%	1.80% - 2.80%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	-	-	-
Expected volatility	72% - 76%	71% - 78%	71% - 76%

Risk-free interest rate.    The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.

Expected volatility.    Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period.

Expected term.    The expected term of stock options represents the period the stock options are expected to remain outstanding and is based on the midpoint between the vesting date and the end of the contractual term.

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

The weighted average grant date fair value of options granted for the years ended December 31, 2011, 2010 and 2009 was $11.75, $9.92, and $4.52, respectively. Employee stock-based compensation expense related to stock options recognized in the year ended December 31, 2011, 2010 and 2009 was $4.4 million, $4.0 million, and $4.2 million, respectively, and was calculated based on awards ultimately expected to vest.

At December 31, 2011, the Company had $9.2 million of total unrecognized compensation expense related to stock options under FASB ASC 718-10 that will be recognized over a weighted-average period of 1.22 years.

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

The Company will make one or more offerings each year to employees to purchase stock under the 2007 ESPP. Offerings usually begin on each January 1 and July 1 and continue for six-month periods, referred to as offering periods. Each employee eligible to participate on the date of the closing of the initial public offering was automatically deemed to be a participant in the initial offering period.

Each employee who is a participant in the Company’s 2007 ESPP may purchase shares by authorizing payroll deductions of up to 10% of his or her cash compensation during an offering period. Unless the participating employee has previously withdrawn from the offering, his or her accumulated payroll deductions will be used to purchase common stock on the last business day of the offering period at a price equal to 85% of the fair market value of the common stock on the last day of the offering period. Under applicable tax rules, an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period, under the 2007 ESPP in any calendar year.

The accumulated payroll deductions of any employee who is not a participant on the last day of an offering period will be refunded. An employee’s rights under the 2007 ESPP terminate upon voluntary withdrawal from the plan or when the employee ceases employment with the Company for any reason.

The 2007 ESPP may be terminated or amended by the Board of Directors at any time. An amendment that increases the number of shares of the common stock that is authorized under the 2007 ESPP and certain other amendments require the approval of stockholders.

The Company issued 12,429 shares of common stock in 2011, 15,024 shares of common stock in 2010, and 29,442 shares of common stock in 2009 to employees participating in the 2007 ESPP. The Company recorded $38,000, $34,000 and $41,000 of stock-based compensation expense related to the 2007 ESPP for the years ended December 31, 2011, 2010 and 2009, respectively.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

In the year ended December 31, 2011, the Company awarded 464,200 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $18.00 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $8.4 million at their grant dates, and the Company recognizes the compensation expense of the restricted stock units expected to vest over the three to four year vesting period. Approximately $3.3 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the year ended December 31, 2011, and approximately $8.5 million of the fair value of the restricted stock units remained unrecognized as of December 31, 2011. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. During the year ended December 31, 2011, 161,816 restricted stock units originally granted in 2010 vested. The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares	Weighted Average Fair Value
Balance, December 31, 2010	355,999	$14.99
Granted	464,200	18.00
Vested	(161,816)	15.22
Forfeited	(54,501)	16.22

Balance, December 31, 2011	603,882	$17.12

Stock-based Compensation Associated with Awards for Non-Employees

Restricted Common Stock

During the year ended December 31, 2008, the Company awarded 4,000 shares of restricted common stock to a non-employee. The shares of restricted common stock were granted under the 2007 Plan and vested over two years. The shares of restricted common stock granted had a weighted average fair value of $8.04 based on the closing price of the Company’s common stock on the date of grant. Of the shares awarded, 444 shares of restricted stock vested in the year ended December 31, 2011, 1,776 shares of restricted stock vested in the year ended December 31, 2010, and 1,780 shares of restricted stock vested in the year ended December 31, 2009. The shares were valued at approximately $32,000 at their grant date, and the Company is recognized the compensation expense over the two-year vesting period.

The following table summarizes the status of the Company’s restricted common stock:

	Number of Shares	Weighted Average Fair Value
Balance, December 31, 2010	444	$8.04
Granted	—	—
Vested	(444)	8.04
Forfeited	—	—

Balance, December 31, 2011	—	$—

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Rights Plan

In November 2008, the Board of Directors of the Company adopted a shareholder rights plan (“the Shareholder Rights Plan”), as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the ability of the Board of Directors to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock.

In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 15, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 15, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person or group owning 15% or more of the common stock. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

15.	Defined Contribution Plan

The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following 30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, up to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. During 2009 and 2010, the Company offered a discretionary match of 25% for the first 4% of an employee’s salary that was contributed to the 401(k) Plan. During 2011, the Company offered a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests over a four-year period (25% per year). In connection with the acquisition of Neighborhood Diabetes, the Company adopted the legacy Neighborhood Diabetes 401(k) plan and discretionary match of 100% for the first 3% of an employee’s salary and 50% for the next 2% of an employee’s salary that was contributed to the Neighborhood 401(k) Plan for all Neighborhood Diabetes employees. The Company match is 100% vested for the Neighborhood 401(k) Plan. The total amount contributed by the Company under the 401(k) Plan and the Neighborhood 401(k) Plan was $0.7 million, $0.1 million, and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

16.	Income Taxes

The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2011, income tax expense was comprised of $77,000 for the current portion primarily related to state and local taxes and $50,000 for the deferred portion primarily related to U. S. Federal amounts.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2011	2010
Tax at U.S. statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(1.61)	(3.48)
Tax credits	(2.07)	(0.80)
State apportionment	—	7.98
Change in valuation allowance	30.73	27.14
Other	7.17	3.16

Effective income tax rate	0.22%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2011	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$141,000	$125,814
Start up expenditures	2,142	2,422
Tax credits	7,352	6,172
Gain/loss on impairments	—	4,066
Bad debt	2,589	2,032
Depreciation & amortization	3,539	—
Other	4,040	5,018
Deferred tax liabilities:
Prepaids	(657)	(270)
Depreciation	(114)	(1,401)
Amortization of acquired intangible assets	(12,133)	—
Amortization of debt discount	(13,442)	(5,825)
Goodwill	(498)	—

	133,818	138,028
Valuation allowance	$(134,316)	$(138,028)

Total deferred tax liabilities	$(498)	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $134.3 million valuation allowance at December 31, 2011 is necessary to reduce the deferred tax assets to the

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount that will more likely than not be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2010 because realization of any future tax benefit was not sufficiently assured. In the year ended December 31, 2011, the Company’s valuation allowance decreased by $3.7 million to $134.3 million from the balance at December 31, 2010 of $138.0 million.

In the future, the Company will generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes because these long-lived intangible assets are not amortized for financial reporting purposes. The tax amortization in future years will give rise to a temporary difference, and a tax liability, which will only reverse at the time of ultimate sale or further impairment of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss carryforward for tax purposes that will be generated by the same amortization. This “naked credit” gives rise to the need for additional valuation allowance.

At December 31, 2011, the Company had approximately $372.3 million, $14.4 million and $7.4 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 and will continue to expire through 2031 for federal tax purposes and began to expire in 2005 and will continue to expire through 2031 for state tax purposes. At December 31, 2010, the Company had approximately $324.1 million, $15.5 million and $6.2 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

17.	Quarterly Data (Unaudited)

	2011 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$47,192	$44,594	$32,211	$28,258
Gross profit	$20,080	$18,561	$14,538	$13,533
Net loss	$(14,337)	$(13,562)	$(19,423)	$(9,848)
Net loss per share	$(0.30)	$(0.29)	$(0.42)	$(0.22)

	2010 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$27,767	$25,455	$22,937	$20,807
Gross profit	$13,826	$11,629	$9,886	$8,385
Net loss	$(20,858)	$(12,100)	$(13,711)	$(14,491)
Net loss per share	$(0.50)	$(0.30)	$(0.36)	$(0.38)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our accounts receivable reserve accounts:

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance End of Period
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$5,432	$3,165	$1,576	$7,021

Year Ended December 31, 2010
Allowance for doubtful accounts	$7,190	$3,317	$5,075	$5,432

Year Ended December 31, 2009
Allowance for doubtful accounts	$3,800	$5,020	$1,630	$7,190