Form 10-Q
period 2012-03-31
INSULET CORP
filed 2012-05-09
CIK 1145197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-33462

INSULET CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-3523891
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 Oak Park Drive
Bedford, Massachusetts	01730
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (781) 457-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2012, the registrant had 47,773,642 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012	As of December 31, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$83,006	$93,955
Accounts receivable, net	26,197	23,190
Inventories	14,703	11,838
Prepaid expenses and other current assets	3,463	2,802

Total current assets	127,369	131,785
Property and equipment, net	19,947	19,422
Intangible assets, net	27,332	29,002
Goodwill	26,647	26,647
Other assets	2,647	2,727

Total assets	$203,942	$209,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,107	$11,418
Accrued expenses	12,916	13,064
Deferred revenue	2,631	2,582
Other current liabilities	926	931

Total current liabilities	32,580	27,995
Long-term debt	110,844	108,540
Other long-term liabilities	1,640	1,652

Total liabilities	145,064	138,187
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2012 and December 31, 2011. Issued and outstanding: zero shares at March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2012 and December 31, 2011. Issued and outstanding: 47,712,076 and 47,504,131 shares at March 31, 2012 and December 31, 2011, respectively	48	48
Additional paid-in capital	514,633	512,371
Accumulated deficit	(455,803)	(441,023)

Total stockholders’ equity	58,878	71,396

Total liabilities and stockholders’ equity	$203,942	$209,583

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except share and per share data)

Revenue	$47,754	$28,258
Cost of revenue	27,458	14,725

Gross profit	20,296	13,533
Operating expenses:
Research and development	5,432	4,589
General and administrative	13,020	7,211
Sales and marketing	12,739	9,006

Total operating expenses	31,191	20,806

Operating loss	(10,895)	(7,273)

Interest income	28	37
Interest expense	(3,867)	(2,612)

Other expense, net	(3,839)	(2,575)

Loss before income taxes	(14,734)	(9,848)
Income tax expense	(46)	—

Net loss	$(14,780)	$(9,848)

Net loss per share basic and diluted	(0.31)	$(0.22)

Weighted-average number of shares used in calculating basic and diluted net loss per share	47,607,449	45,583,242

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(14,780)	$(9,848)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,844	1,163
Non-cash interest expense	2,452	1,545
Stock-based compensation expense	2,609	1,961
Provision for bad debts	899	367
Changes in operating assets and liabilities:
Accounts receivable	(3,906)	1,465
Inventories	(2,865)	(770)
Deferred revenue	49	(2,405)
Prepaid expenses and other assets	(729)	(930)
Accounts payable, accrued expenses, and other liabilities	4,536	(287)
Other long-term liabilities	(12)	(127)

Net cash used in operating activities	(8,903)	(7,866)

Cash flows from investing activities
Purchases of property and equipment	(1,699)	(2,897)

Net cash used in investing activities	(1,699)	(2,897)

Cash flows from financing activities
Payment of withholding taxes in connection with vesting of restricted stock units	(980)	(538)
Proceeds from issuance of common stock, net of offering expenses	633	2,515

Net cash (used in) provided by financing activities	(347)	1,977

Net decrease in cash and cash equivalents	(10,949)	(8,786)
Cash and cash equivalents, beginning of period	93,955	113,274

Cash and cash equivalents, end of period	$83,006	$104,488

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Insulet Corporation (the “Company”) is principally engaged in developing, manufacturing and marketing an insulin infusion system for people with insulin-dependent diabetes. The Company was incorporated in Delaware in 2000 and has its corporate headquarters in Bedford, Massachusetts. Since inception, the Company has principally devoted its efforts to designing, developing, manufacturing and marketing the OmniPod Insulin Management System ( the “OmniPod System”), which consists of the OmniPod disposable insulin infusion device and the handheld, wireless Personal Diabetes Manager (“PDM”). The Company commercially launched the OmniPod System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005.

In January 2010, the Company entered into a five year distribution agreement with Ypsomed Distribution AG (“Ypsomed”), pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in numerous countries. The Company entered into an amendment to the distribution agreement in April 2012 which increased the number of countries and extended the expiration of the agreement for an additional year. Through the Company’s partnership with Ypsomed, the OmniPod System is now available in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, the Company entered into a distribution agreement with GlaxoSmithKline Inc. (“GSK”), pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System in Canada during the third quarter of 2011.

In June 2011, the Company completed the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies. Neighborhood Diabetes is based in Massachusetts with additional facilities in New York and Florida. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States. Neighborhood Diabetes supplies these customers with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, as well as other products for the treatment and management of diabetes. See Footnote 3 for further description of the acquisition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other subsequent interim period.

The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of inventories, accounts receivable and equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts reserve calculations. Actual results may differ from those estimates.

Principles of Consolidation

The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded at the time collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that are believed to be reasonable under the circumstances.

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of March 31, 2012 and December 31, 2011. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets capitalized under capital leases are amortized in accordance with the respective class of owned assets and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.

Intangibles and Other Long-Lived Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At March 31, 2012, intangible assets related to the acquisition of Neighborhood Diabetes consisted of $24.7 million of customer relationships and $2.6 million of tradenames.

Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. The Company will perform an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

Goodwill is evaluated at the reporting unit level. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company completed its goodwill analysis as of October 1, 2011, and the Company noted no impairment.

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

Revenue Recognition

The Company generates nearly all of its revenue from sales of its OmniPod System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the products to patients with diabetes.

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

•

The selling prices for all sales are fixed and agreed with the patient or third-party distributor and, if applicable, the patient’s third-party insurance provider(s), prior to shipment and are based on established list prices or, in the case of certain third-party insurers, contractually agreed upon prices. Provisions for discounts and rebates to customers are established as a reduction to revenue in the same period the related sales are recorded.

The Company offers a 45 day right of return for its OmniPod Insulin Management System Starter Kits sales, and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company recognizes revenue on the agreement fee from Abbott over the initial five year term of the agreement. In addition, Abbott agreed to pay an amount to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. The Company recognizes revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.

In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, the Company is required to perform design, development, regulatory and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, the Company has and will continue to invoice amounts based upon meeting certain deliverable milestones. Revenue from the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

The Company had deferred revenue of $2.6 million and $2.7 million as of March 31, 2012 and December 31, 2011, respectively. The deferred revenue recorded was comprised of product-related revenue and unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.

Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors and government agencies. There were no third-party payors or government agencies that accounted for more than 10% of gross accounts receivable as of March 31, 2012 or December 31, 2011.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering consists of the OmniPod System as well as other diabetes related products and supplies through Neighborhood Diabetes. Accordingly, the Company’s current product offering is marketed to a single customer type, people with diabetes. As the Company sells a single product type management views and operates as a single entity.

Income Taxes

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.

The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of the Company’s tax years remain open to examination by the major taxing jurisdictions to which the Company is subject.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2012, interest and penalties were immaterial to the consolidated financial statements.

For the three months ended March 31, 2012, income tax expense was comprised of $20,000 for the current portion and $26,000 for the deferred portion. The current portion primarily related to state, local, and foreign taxes. The deferred portion primarily related to U. S. Federal tax amounts.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. The Company determines the intrinsic value of restricted stock units based on the closing prices of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and, if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

See Footnote 12 for a summary of the stock option activity under the Company’s stock-based employee compensation plan.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies existing concepts regarding existing fair value principles. The amendments are effective in fiscal years beginning after December 15, 2011. The Company adopted the guidance in the first quarter of 2012. The adoption of these amendments did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 provides guidance on simplifying the impairment testing for goodwill. A company may first assess the qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the reporting unit. The guidance is effective in fiscal years beginning after December 15, 2011, and the Company adopted the guidance in the first quarter of 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. Acquisition of Neighborhood Diabetes

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash paid at closing, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates, if necessary, for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 2011, the period in which the acquisition was completed. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The allocation of the purchase price was finalized during the year ended December 31, 2011.

The purchase price has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	$5,897
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	26,647
Other assets	253
Accounts payable	4,109
Accrued expenses	1,700
Other long-term liabilities	509

$62,348

The Company incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs were recorded as general and administrative expense in the year ended December 31, 2011.

4. Long-Term Debt

At March 31, 2012 and December 31, 2011, the Company had outstanding long-term debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Liabilities:
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(47,906)	(50,210)

	$110,844	$108,540

Deferred financing costs	$2,448	$2,597

Interest expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Contractual coupon interest	$1,549	$1,142
Accretion of debt discount	2,304	1,425
Amortization of debt issuance costs	148	120

	$4,001	$2,687

5.375% Convertible Senior Notes

In June 2008, the Company sold $85.0 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount.

If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require the Company to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest to, but excluding, the date of repurchase. If a holder elects to convert its 5.375% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 5.375% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 5.375% Notes. In no event will the number of shares issuable upon conversion of a note exceed 62.7746 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 5.375% Notes).

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

In June 2011, in connection with the issuance of $143.8 million in principal amount of 3.75% Convertible Notes due June 15, 2016 (the “3.75% Notes”), the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. The investors’ combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See “3.75% Convertible Senior Notes” below for additional detail on the modification accounting.

The Company recorded an immaterial amount of non-cash interest expense related to the amortization of the debt discount and the deferred financing costs of the remaining $1.5 million unmodified portion of the 5.375% Notes in the three months ended March 31, 2012. The Company recorded non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million in principal amount of the 5.375% Notes of $1.5 million in the three months ended March 31, 2011.

Cash interest expense related to the 5.375% Notes was $0.2 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, the Company included approximately $1.4 million on its balance sheet related to the unmodified portion of the 5.375% Notes. The 5.375% Notes have a remaining term of one year and three months.

3.75% Convertible Senior Notes

In June 2011, the Company sold $143.8 million in principal amount of the 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the principal amount. The Company intends to settle the principal in cash.

The Company may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015 the Company may redeem the 3.75% Notes, at its option, in whole or in part, only if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 20, 2015, the Company may redeem the 3.75% Notes, at its option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require the Company to repurchase their notes in whole or in part, for cash equal to 100% of the principal amount of the 3.75% Notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured and are equal in right of payment to the 5.375% Notes.

The Company evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and accounted for at fair value. The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At March 31, 2012, the Company separately accounted for and determined that these derivatives have de minimus value.

In connection with the issuance of the 3.75% Notes, the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. This transaction was treated as a modification of a portion of the 5.375% Notes. The Company accounted for this modification of existing debt separately from the issuance of the remainder of the 3.75% Notes.

Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense at the time of the modification. The Company included $48.7 million on its balance sheet in long-term debt related to the modified debt at March 31, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million in principal amount of the modified debt was $1.3 million in the three months ended March 31, 2012. As the debt was considered to be modified in connection with the issuance of the 3.75% Notes in June 2011, there was no non-cash interest expense related to the modified debt in the three months ended March 31, 2011.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. The Company included $60.8 million on its balance sheet in long-term debt related to these notes at March 31, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $1.2 million in the three months ended March 31, 2012. There was no non-cash interest recorded on the new portion of the 3.75% Notes in the three months ended March 31, 2011.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in the three months ended March 31, 2012. No cash interest was recorded on the 3.75% Notes in the three months ended March 31, 2011.

As of March 31, 2012, the 3.75% Notes have a remaining term of four years and three months.

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2012 and 2011, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2012	2011
5.375% Convertible Senior Notes	702,701	3,981,969
3.75% Convertible Senior Notes	5,487,642	—
Unvested restricted stock units	556,888	591,677
Outstanding options	2,718,720	3,087,641
Outstanding warrants	62,752	62,752

Total dilutive common shares	9,528,703	7,724,039

6. Accounts Receivable

The components of accounts receivable are as follows:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Trade receivables	$33,369	$30,211
Allowance for doubtful accounts	(7,172)	(7,021)

	$26,197	$23,190

7. Inventories

Inventories consist of the following:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Raw materials	$3,434	$3,528
Work-in-process	560	359
Finished goods	10,709	7,951

	$14,703	$11,838

8. Other Intangible Assets

Other intangible assets consist of the following:

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800

Total intangible assets	$32,900	$32,900
Less: accumulated amortization	(5,568)	(3,898)

Total	$27,332	$29,002

The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. The amortization of other intangible assets was approximately $1.7 million for the three months ended March 31, 2012. No amortization expense was recorded in the three months ended March 31, 2011. Amortization expense for the year ending December 31, 2012 is expected to be approximately $6.0 million. As of March 31, 2012, the weighted average amortization period of the Company’s intangible assets is approximately ten years.

9. Goodwill

The Company follows the provisions of FASB ASC Topic 350-20, Intangibles – Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and established specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived assets are no longer amortized and are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment loss was recorded in the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance at the beginning of the period	$1,960	$1,873
Warranty expense	874	724
Warranty claims settled	(801)	(761)

Balance at the end of the period	$2,033	$1,836

	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Composition of balance:
Short-term	$970	$940
Long-term	1,063	1,020

Total warranty balance	$2,033	$1,960

11. Commitments and Contingencies

Operating Leases

The Company leases its facilities in Massachusetts, New York, Florida and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the lease. The leases in Singapore, Woburn, New York, and Florida expire in July 2013, June 2013, April 2015 and September 2012, respectively.

During the three months ended March 31, 2012, the Company terminated a lease for one of its corporate office spaces in Bedford, Massachusetts. There was no material impact to the financial statements for the three months ended March 31, 2012 due to the lease termination. During the same period, the Company entered into a new lease agreement for 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating payments over its term.

Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments of these leases as of March 31, 2012, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2012 (remaining)	1,271
2013	1,486
2014	988
2015	45

Total	$3,790

Legal Proceedings

In August 2010, Becton, Dickinson and Company (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

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

In accordance with its bylaws, the Company has indemnification obligations to its officers and directors for certain events or occurrences, subject to certain limits, while they are serving at the Company’s request in such capacity. There have been no claims to date, and the Company has a director and officer insurance policy that enables it to recover a portion of any amounts paid for future claims.

12. Equity

In June 2011, in connection with the acquisition of Neighborhood Diabetes, the Company issued 1,197,631 shares of its common stock at a price of $20.40 per share, as partial consideration for the acquisition.

The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three months ended March 31, 2012 and 2011 was $2.6 million and $2.0 million, respectively, and was calculated based on awards ultimately expected to vest. At March 31, 2012, the Company had $17.4 million of total unrecognized compensation expense related to stock options and restricted stock units.

Stock Options

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(in thousands)
Balance, December 31, 2011	2,814,591	$11.02
Granted	46,500	19.44
Exercised	(116,780)	5.52	$1,645	(1)
Canceled	(25,591)	7.89

Balance, March 31, 2012	2,718,720	$11.43	$21,590

Vested, March 31, 2012	1,711,993	$9.66	$16,567	(2)

Vested and expected to vest, March 31, 2012 (3)	2,337,953		$19,436	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of March 31, 2012 and the exercise price of the underlying options.
(3)	Represents the number of vested options as of March 31, 2012, plus the number of unvested options expected to vest as of March 31, 2012, based on the unvested options outstanding as of March 31, 2012, adjusted for the estimated forfeiture rate of 16%.

At March 31, 2012 there were 2,718,720 options outstanding with a weighted average exercise price of $11.43 per share and a weighted average remaining contractual life of 6.7 years. At March 31, 2012 there were 1,711,993 options exercisable with a weighted average exercise price of $9.66 per share and a weighted average remaining contractual life of 5.7 years.

Employee stock-based compensation expense related to stock options recognized in the three months ended March 31, 2012 and 2011 was $1.2 million and $1.1 million, respectively, and was based on awards ultimately expected to vest. At March 31, 2012, the Company had $8.4 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.2 years.

Employee Stock Purchase Plan

As of March 31, 2012 and 2011, no shares were contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2012 and 2011, the Company recorded no significant stock-based compensation charges related to the ESPP.

Restricted Stock Units

In the three months ended March 31, 2012, the Company awarded 109,000 restricted stock units to certain employees. The restricted stock units were granted under the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) and vest annually over four years from the grant date. The restricted stock units granted have a weighted average fair value of $19.44 per share based on the closing price of the

Company’s common stock on the date of grant. The restricted stock units granted during the three months ended March 31, 2012 were valued at approximately $2.1 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $1.4 million and $0.9 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three months ended March 31, 2012 and 2011, respectively. Approximately $9.0 million of the fair value of the restricted stock units remained unrecognized as of March 31, 2012. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. During the three months ended March 31, 2012, 141,326 restricted stock units vested. The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2011	603,882	$17.12
Granted	109,000	19.44
Vested	(141,326)	16.29
Forfeited	(14,668)	17.29

Balance, March 31, 2012	556,888	$17.78

13. Income Taxes

For the three months ended March 31, 2012, income tax expense was comprised of $20,000 for the current portion and $26,000 for the deferred portion. The current portion primarily related to state, local, and foreign taxes. The deferred portion primarily related to U. S. Federal tax amounts.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There have been no significant changes in the Company’s valuation allowance for the three months ended March 31, 2012.

In the future, the Company will generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes because these long-lived intangible assets are not amortized for financial reporting purposes. The tax amortization in future years will give rise to a temporary difference and a tax liability, which will only reverse at the time of ultimate sale or further impairment of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss carryforward for tax purposes that will be generated by the same amortization. This “naked credit” gives rise to the need for additional valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q . This Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to reduce production costs and increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform legislation; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or other third-party suppliers on which we are dependent; failure by Neighborhood Diabetes to retain supplier pricing discounts and achieve satisfactory gross margins; failure by Neighborhood Diabetes to retain key supplier and payor partners; international business risks; our inability to obtain adequate coverage or reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; failure to retain key partner payors and their members; failure by Neighborhood Diabetes to retain and manage successfully its Medicare and Medicaid business; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties, including claims that our current or future products infringe the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure to obtain timely regulatory approval for the sale of the next generation OmniPod System; failure of our contract manufacturers or component suppliers to comply with FDA’s quality system regulations, the potential violation of federal or state laws prohibiting “kickbacks” or protecting patient health information, or any challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; the concentration of substantially all of our manufacturing capacity at a single location in China and substantially all of our OmniPod System inventory at a single location in Massachusetts; our ability to attract and retain key personnel; our ability to manage our growth; fluctuations in quarterly results of operations; risks associated with potential future acquisitions; the costs associated with the acquisition of Neighborhood Diabetes; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal controls; the volatility of our common stock; risks related to future sales of our common stock or the conversion of the 5.375% or 3.75% Notes; potential limitations on our ability to use our net operating loss carryforwards; anti-takeover provisions in our organizational documents; and other risks and uncertainties described in our Annual Report on Form 10-K , which was filed with the Securities and Exchange Commission on February 28, 2012 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview

We are a medical device company that develops, manufactures and markets an insulin infusion system for people with insulin-dependent diabetes. Our proprietary OmniPod Insulin Management System (the “OmniPod System”) consists of our disposable OmniPod insulin infusion device and our handheld, wireless Personal Diabetes Manager (“PDM”). The U.S. Food and Drug Administration (“FDA”), approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System.

In January 2010, we entered into a five year distribution agreement with Ypsomed Distribution AG (“Ypsomed”), pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in numerous countries. We entered into an amendment to the distribution agreement in April 2012 which increased the number of countries and extended the expiration of the agreement for additional year. Through our partnership with Ypsomed, the OmniPod System is now available in Germany, the United Kingdom, the Netherlands, and Switzerland. In February 2011, we entered into a distribution agreement with GlaxoSmithKline Inc. (“GSK”), pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. GSK began distributing the OmniPod System in Canada during the third quarter of 2011.

In June 2011, we completed the acquisition of Neighborhood Holdings, Inc. and their wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies. Neighborhood Diabetes is based in Massachusetts with additional facilities in New York and Florida. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States. Neighborhood Diabetes supplies these customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, and other products for the management and treatment of diabetes.

We focus our sales efforts towards key diabetes practitioners, academic centers and clinics specializing in the treatment of diabetes patients, as well as individual diabetes patients. Our total revenue was $47.8 million and $28.3 million for the three months ended March 31, 2012 and 2011, respectively.

We currently produce the OmniPod System on a partially automated manufacturing line at a facility in China operated by a subsidiary of Flextronics International Ltd. (“Flextronics”). We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us, as a non-exclusive supplier, with OmniPods at agreed upon prices per unit pursuant to a rolling 12 month forecast that we provide. The agreement may be terminated at any time by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination. By purchasing OmniPods manufactured by Flextronics in China, we have been able to substantially increase production volumes for the OmniPod and reduce our per unit production cost.

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

Neighborhood Diabetes is a distributor of blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals and other products for the management and treatment of diabetes. Neighborhood Diabetes purchases products from manufacturers at contracted rates and supplies these products to their customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. Neighborhood Diabetes records these rebates as a reduction to cost of goods sold as they are earned.

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

Neighborhood Diabetes has built a strong infrastructure in the reimbursement, billing and collection areas that provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. Neighborhood Diabetes’ business model requires collaboration with physicians, medical device manufacturers, pharmaceutical distributors, private insurers and public insurers such as The Center for Medicare & Medicaid Services, who we collectively refer to as partners. Neighborhood Diabetes’ net sales are primarily generated from distributing diabetes supplies and pharmaceuticals pursuant to agreements with their partners.

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

Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2012 and 2011, we incurred net losses of $14.8 million and $9.8 million, respectively. As of March 31, 2012, we had an accumulated deficit of $455.8 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock and issuances of convertible debt and borrowings under certain other debt agreements. As of March 31, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, approximately $15 million matures in June 2013 and approximately $143.8 million matures in June 2016.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the coming months of 2012 will be focused primarily on the approval and production capacity of our next generation OmniPod System. Once the next generation product has obtained regulatory approval in the United States, we will focus on our United States launch. We are also focused on increasing sales to existing patients by offering additional products and services as a result of our acquisition of Neighborhood Diabetes. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near-term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next 12 months.

Acquisition of Neighborhood Diabetes

In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes, primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across the three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash paid at closing, $6.6 million is being held in an escrow account to reimburse us and our affiliates, if necessary, for certain claims for which we and our affiliates are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

We have accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with our results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 2011, the period in which the acquisition was completed. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The allocation of the purchase price was finalized during the year ended December 31, 2011.

The purchase price has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	$5,897
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	26,647
Other assets	253
Accounts payable	4,109
Accrued expenses	1,700
Other long-term liabilities	509

$62,348

In connection with acquisition of Neighborhood Diabetes, we incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs have been recorded as general and administrative expense in the year ended December 31, 2011.

Financial Operations Overview

Revenue. Prior to the acquisition of Neighborhood Diabetes, we derived nearly all of our revenue from the sale of the OmniPod System to customers and third-party distributors who resell the product to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We received FDA approval of the OmniPod System in January 2005 and began commercial sale in the U.S. in October 2005. We are currently selling our OmniPod System through our partnership with Ypsomed in Germany, the United Kingdom, the Netherlands and Switzerland. We entered into an amendment to the distribution agreement with Ypsomed in April 2012 which increased the number of countries and extended the expiration of the agreement for an additional year. We are currently selling our OmniPod System through our partnership with GSK in Canada. In connection with our acquisition of Neighborhood Diabetes in June 2011, we also provide more than 60,000 Type 1 and Type 2 diabetes patients with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals.

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

As of March 31, 2012 and December 31, 2011, we had deferred revenue of $2.6 million and $2.7 million, respectively. These amounts include product-related revenue, unrecognized amounts related to the Development Agreement, as well as the unrecognized portion of the agreement fee related to the Abbott agreement.

For the year ending December 31, 2012, we expect our revenue to increase as we leverage the Neighborhood Diabetes business, gain new customers in the United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes, the successful introduction of our next generation OmniPod System, and other risks and uncertainties.

Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and packaging costs related to the OmniPod System, the cost of products we acquire from third party suppliers distributed through our Neighborhood Diabetes business, and costs incurred related to the Development Agreement.

Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2012, we expect overall research and development spending to decrease slightly from 2011 as we finalize the validation of our next generation OmniPod System manufacturing line with Flextronics and complete our work with the regulatory agencies on obtaining approval of the next generation OmniPod System.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase in the year ending December 31, 2012 as compared to 2011 mainly as a result of a full year of related Neighborhood Diabetes expenses.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2012 as compared to 2011as we continue expansion of our sales force to support the growth of our existing business, introduce our next generation OmniPod System and incorporate a full year of related Neighborhood Diabetes expenses.

Results of Operations

The following table presents certain statement of operations information for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	% Change
	(in thousands)
Revenue	$47,754	$28,258	69%
Cost of revenue	27,458	14,725	86%

Gross profit	20,296	13,533	50%
Operating expenses:
Research and development	5,432	4,589	18%
General and administrative	13,020	7,211	81%
Sales and marketing	12,739	9,006	41%

Total operating expenses	31,191	20,806	50%

Operating loss	(10,895)	(7,273)	50%
Other expense, net	(3,839)	(2,575)	49%
Income tax expense	(46)	—	100%

Net loss	$(14,780)	$(9,848)	50%

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

Our total revenue was $47.8 million and $28.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in revenue is due to continued adoption of the OmniPod System by patients in the United States and internationally, as well as revenue generated by our acquired Neighborhood Diabetes business including $10.7 million of revenue related to the sale of testing supplies and pharmaceuticals.

Cost of Revenue

Cost of revenue was $27.5 million and $14.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase in cost of revenue is due to higher sales volume as well as lower margin generated by our Neighborhood Diabetes business.

Research and Development

Research and development expenses increased $0.8 million, or 18%, to $5.4 million for the three months ended March 31, 2012, compared to $4.6 million for the same period in 2011. The increase was primarily a result of $0.7 million in employee related expenses including stock-based compensation and $0.3 million of outside services in connection with the development and regulatory approval of the next generation OmniPod System. These increases were offset by a $0.2 million reduction in products used for research and development purposes.

General and Administrative

General and administrative expenses increased $5.8 million, or 81%, to $13.0 million for the three months ended March 31, 2012, compared to $7.2 million for the same period in 2011. This increase was primarily a result of an increase in employee related expenses, including stock-based compensation, of $1.5 million. Of the $1.5 million of increased employee related expenses, $0.7 million was from Neighborhood Diabetes. Additionally, we incurred $1.7 million of amortization expense on the customer relationship and tradename assets acquired from Neighborhood Diabetes, $0.9 million of additional administrative and consulting services, $0.5 million of additional product shipping expenses, $0.2 million of additional legal fees mainly related to the patent infringement lawsuit brought by Becton, Dickinson and Company and $0.5 million of additional bad debt expense.

Sales and Marketing

Sales and marketing expenses increased $3.7 million, or 41%, to $12.7 million for the three months ended March 31, 2012, compared to $9.0 million for the same period in 2011. This increase was primarily a result of employee related expenses, including stock compensation expense of $3.3 million. Of the $3.3 million of increased employee related expenses, $2.9 million was from Neighborhood Diabetes. The remainder of the increase was a result of additional outside services costs primarily for customer support functions.

Other Expense, Net

Other expense, net mainly consists of interest income and expense. Net interest expense was $3.8 million for the three months ended March 31, 2012 compared to $2.6 million for the same period in 2011. The increase in net interest expense is primarily the result of additional cash and non-cash interest expense due to the issuance of the 3.75% Senior Notes (as defined below) and modification of the 5.375% Senior Notes (as defined below) in June 2011.

Liquidity and Capital Resources

We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes. The aggregate purchase price of approximately $62.4 million included approximately $37.9 million in cash paid at closing. As of March 31, 2012, we had $83.0 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

Equity

In June 2011, in connection with the acquisition of Neighborhood Diabetes, we issued 1,197,631 shares of our common stock with a value of $20.40 per share on the issuance date, as partial consideration for the acquisition.

Long-Term Debt

At March 31, 2012 and December 31, 2011, we had outstanding long-term debt and related deferred financing costs on our balance sheet as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
Liabilities:
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(47,906)	(50,210)

	$110,844	$108,540

Deferred financing costs	$2,448	$2,597

Interest expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Contractual coupon interest	$1,549	$1,142
Accretion of debt discount	2,304	1,425
Amortization of debt issuance costs	148	120

	$4,001	$2,687

5.375% Convertible Senior Notes

In June 2008, we sold $85.0 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes are convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount.

If a fundamental change, as defined in the Indenture for the 5.375% Notes, occurs at any time prior to maturity, holders of the 5.375% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, including any additional interest to, but excluding, the date of repurchase. If a holder elects to convert its 5.375% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 5.375% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 5.375% Notes. In no event will the number of shares issuable upon conversion of a note exceed 62.7746 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 5.375% Notes).

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

In June 2011, in connection with the issuance of $143.8 million in principal amount of 3.75% Convertible Notes due June 2016 (the “3.75% Notes”), we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. The investors’ combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See the section entitled “3.75% Convertible Senior Notes” below.

We recorded an immaterial amount of non-cash interest expense related to the amortization of the debt discount and the deferred financing costs of the remaining $1.5 million unmodified portion of the 5.375% Notes in the three months ended March 31, 2012. We recorded non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million in principal amount of the 5.375% Notes of $1.5 million in the three months ended March 31, 2011.

Cash interest expense related to the 5.375% Notes was $0.2 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, we included approximately $1.4 million on our balance sheet related to the unmodified portion of the 5.375% Notes. The 5.375% Notes have a remaining term of one year and three months.

3.75% Convertible Senior Notes

In June 2011, we sold $143.8 million in principal amount of the 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount. We intend to settle the principal in cash.

We may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015, we may redeem the 3.75% Notes, at our option, in whole or in part, only if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 20, 2015, we may redeem the 3.75% Notes, at our option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert their 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a 3.75% Note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured and are equal in right of payment to the 5.375% Notes.

We evaluated certain features of the 3.75% Notes to determine whether these features are derivatives which should be bifurcated and accounted for at fair value. We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be separately accounted for. We assess the value of each of these embedded derivatives at each balance sheet date. At March 31, 2012, we determined that these derivatives have de minimus value.

In connection with the issuance of the 3.75% Notes, we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. This transaction was treated as a modification of the existing 5.375% Notes. We accounted for this modification of a portion of the 5.375% Notes separately from the issuance of the remainder of the 3.75% Notes.

Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. We recorded an additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The offset to the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification which were recorded as interest expense at the time of the modification. We included $48.7 million on our balance sheet in long-term debt related to the modified debt at March 31, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million in principal amount of the modified debt was $1.3 million in the three months ended March 31, 2012. As the debt was considered to be modified in connection with the issuance of the 3.75% Notes in June 2011, there was no non-cash interest expense related to the modified debt in the three months ended March 31, 2011.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. We included $60.8 million on our balance sheet in long-term debt related to these notes at March 31, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $1.2 million in the three months ended March 31, 2012. There was no non-cash interest recorded on the new portion of the 3.75% Notes in the three months ended March 31, 2011.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in the three months ended March 31, 2012. No cash interest was recorded on the 3.75% Notes in the three months ended March 31, 2011.

As of March 31, 2012, the 3.75% Notes have a remaining term of four years and three months.

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash used in operating activities	$(8,903)	$(7,866)
Net loss	$(14,780)	$(9,848)

For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash expenses. Adjustments for non-cash items were approximately $8.8 million and $5.0 million in the three months ended March 31, 2012 and March 31, 2011, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation and non-cash interest expense. Uses of cash from operations in the three months ended March 31, 2012 include an increase in accounts receivable of $3.9 million and an increase in inventories of $2.9 million, offset in part by a increase in accounts payable and accruals of $4.5 million.

Investing and Financing Activities

The following table sets forth the amounts of cash used in investing activities and cash (used in) provided by financing activities for each of the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash used in investing activities	$(1,699)	$(2,897)
Cash (used in) provided by financing activities	$(347)	$1,977

Cash used in investing activities in both periods was primarily for the purchase of manufacturing equipment for use in the production of our next generation product. Cash used in financing activities in the three months ended March 31, 2012 is mainly related to the shares withheld for the payment of taxes in connection with the vesting for the restricted stock units in this quarter. Cash provided by financing activities in the three month ended March 31, 2012 is mainly related to the net proceeds from the issuance of common stock in connection with the exercise of employee stock options.

Contractual Obligations

We lease facilities in Massachusetts, New York, Florida and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. We have extended the leases of our facilities in Bedford and Billerica, Massachusetts. Following these extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the leases. The leases in Singapore, Woburn, New York, and Florida expire in July 2013, June 2013, April 2015 and September 2012, respectively. As of March 31, 2012, we had an outstanding letter of credit which totaled $0.1 million to cover our security deposits for lease obligations.

During the three months ended March 31, 2012, we terminated a lease for one of our corporate office spaces in Bedford, Massachusetts. There was no material impact to the financial statements for the three months ended March 31, 2012 due to the lease termination. During the same period, we entered into a new lease agreement for 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating payments over the term.

Certain of our operating lease agreements contain schedule rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.

The following table summarizes our principal obligations as of March 31, 2012 (in thousands):

	Payments Due in
Contractual Obligations	Total	2012 Remaining	2013	2014	2015	2016
Operating lease obligations	$3,790	$1,271	$1,486	$988	$45	$—
Long-term debt obligations (1)	182,441	4,648	20,790	5,391	5,391	146,221

Total contractual obligations	$186,231	$5,919	$22,276	$6,379	$5,436	$146,221

(1)	The interest rate on the convertible debt is 5.375% and 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet financing arrangements.

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

Revenue Recognition

We generate nearly all of our revenue from sales of our OmniPod System and other diabetes related products including blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the products to patients with diabetes.

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

We offer a 45 day right of return for our OmniPod Insulin Management System Starter Kits sales, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to our related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales. When doubt exists about reasonable assuredness of collectability from specific customers, we defer revenue from sales of products to those customers until payment is received.

In March 2008, we received a cash payment from Abbott for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We recognize the agreement fee received from Abbott over the initial five year term of the agreement. In addition, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. We recognize revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (“the Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two year term of the Development Agreement, we have invoiced and expect to continue to invoice amounts as we meet certain defined deliverable milestones. Revenue from the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

We had deferred revenue of $2.6 million as of March 31, 2012. The deferred revenue recorded as of March 31, 2012 was comprised of product-related revenue and unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.

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

Income Taxes

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2012, we had $0.2 million of unrecognized tax benefits recorded.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. We determine the intrinsic value restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on our history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis, and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

In the three months ended March 31, 2012 and 2011, we recorded $2.6 million and $2.0 million of stock-based compensation expense, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors and government agencies. The allowance for doubtful accounts is recorded at the time potential collection risk is indentified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers and various assumptions and estimates that we believe to be reasonable under the circumstances.

Intangibles and Other Long-Lived Assets

Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationships asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At March 31, 2012, intangibles assets related to the acquisition of Neighborhood Diabetes and consisted of $24.7 million of customer relationships and $2.6 million of tradenames.

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

Warranty

We provide a four year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty reserves at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At March 31, 2012 and December 31, 2011, the warranty reserve was $2.0 million.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies existing concepts regarding existing fair value principles. The amendments are effective in fiscal years beginning after December 15, 2011. We adopted the guidance in the first quarter 2012. The adoption of ASU No. 2011-04 had no material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 provides guidance on simplifying the impairment testing for goodwill. A company may first assess the qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the reporting unit. The guidance is effective in fiscal years beginning after December 15, 2011 and we adopted the guidance in the first quarter of 2012. The adoption of ASU No. 2011-08 had no material impact on our financial statements.

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

As of March 31, 2012, we had outstanding debt recorded on our consolidated balance sheet of $15.0 million related to our 5.375% Notes and $143.8 million related to our 3.75% Notes. These amounts were offset by related debt discounts of $47.9 million. As the interest rate on the 5.375% Notes and 3.75% Notes is fixed, changes in interest rates do not affect the value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2012, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In August 2010, Becton, Dickinson and Company, (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod Insulin Management System (the “OmniPod System”) infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Amendment No. 3 to the Development and License Agreement, dated as of April 5, 2011, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.2+	Amendment No. 4 to the Development and License Agreement, dated as of March 29, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.3+	Amendment No. 1 to the Distribution Agreement, dated as of April 10, 2012, between Ypsomed Distribution AG and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: May 9, 2012	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2012	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1	Amendment No. 3 to the Development and License Agreement, dated as of April 5, 2011, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.2+	Amendment No. 4 to the Development and License Agreement, dated as of March 29, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.3+	Amendment No. 1 to the Distribution Agreement, dated as of April 10, 2012, between Ypsomed Distribution AG and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

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