Form 10-Q
period 2012-06-30
INSULET CORP
filed 2012-08-08
CIK 1145197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, the registrant had 47,990,312 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$70,144	$93,955
Accounts receivable, net	25,591	23,190
Inventories	16,426	11,838
Prepaid expenses and other current assets	3,454	2,802

Total current assets	115,615	131,785
Property and equipment, net	21,422	19,422
Intangible assets, net	25,753	29,002
Goodwill	26,647	26,647
Other assets	2,503	2,727

Total assets	$191,940	$209,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,687	$11,418
Accrued expenses	13,535	13,064
Deferred revenue	1,148	2,582
Current portion of long-term debt	13,849	—
Other current liabilities	921	931

Total current liabilities	43,140	27,995
Long-term debt	99,382	108,540
Other long-term liabilities	1,668	1,652

Total liabilities	144,190	138,187
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2012 and December 31, 2011. Issued and outstanding: zero shares at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2012 and December 31, 2011. Issued and outstanding: 47,915,851 and 47,504,131 shares at June 30, 2012 and December 31, 2011, respectively	48	48
Additional paid-in capital	517,981	512,371
Accumulated deficit	(470,279)	(441,023)

Total stockholders’ equity	47,750	71,396

Total liabilities and stockholders’ equity	$191,940	$209,583

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share and per share data)
Revenue	$51,035	$32,211	$98,789	$60,469
Cost of revenue	28,704	17,673	56,162	32,398

Gross profit	22,331	14,538	42,627	28,071
Operating expenses:
Research and development	6,521	6,832	11,953	11,421
General and administrative	12,665	12,996	25,685	20,206
Sales and marketing	13,664	9,625	26,403	18,631

Total operating expenses	32,850	29,453	64,041	50,258

Operating loss	(10,519)	(14,915)	(21,414)	(22,187)

Interest income	24	39	52	76
Interest expense	(3,912)	(4,547)	(7,779)	(7,158)

Other expense, net	(3,888)	(4,508)	(7,727)	(7,082)

Loss before income taxes	(14,407)	(19,423)	(29,141)	(29,269)
Income tax expense	(69)	—	(115)	—

Net loss	$(14,476)	$(19,423)	$(29,256)	$(29,269)

Net loss per share basic and diluted	$(0.30)	$(0.42)	$(0.61)	$(0.64)

Weighted-average number of shares used in calculating net loss per share	47,824,190	46,377,843	47,715,819	45,995,069

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(29,256)	$(29,269)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,498	2,847
Non-cash interest expense	4,988	5,084
Stock-based compensation expense	5,155	3,816
Provision for bad debts	1,486	806
Changes in operating assets and liabilities:
Accounts receivable	(3,887)	1,061
Inventories	(4,588)	(2,191)
Deferred revenue	(1,434)	(522)
Prepaid expenses and other assets	(725)	(434)
Accounts payable, accrued expenses, and other liabilities	2,730	2,170
Other long-term liabilities	16	(316)

Net cash used in operating activities	(20,017)	(16,948)

Cash flows from investing activities
Purchases of property and equipment	(4,249)	(5,560)
Acquisition of Neighborhood Diabetes	—	(37,855)

Net cash used in investing activities	(4,249)	(43,415)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	138,937
Payments to retire long-term debt	—	(88,195)
Proceeds from issuance of common stock	1,642	3,760
Payment of withholding taxes in connection with vesting of restricted stock units	(1,187)	(667)

Net cash provided by financing activities	455	53,835

Net decrease in cash and cash equivalents	(23,811)	(6,528)
Cash and cash equivalents, beginning of period	93,955	113,274

Cash and cash equivalents, end of period	$70,144	$106,746

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Insulet Corporation (the “Company”) is primarily engaged in the sale of diabetes management supplies, including its proprietary OmniPod Insulin Management System (“the OmniPod System”) as well as blood glucose testing supplies, traditional insulin pumps, pump supplies, and other pharmaceuticals. The Company was incorporated in Delaware in 2000 and its corporate headquarters is located in Bedford, Massachusetts. In June 2011, the Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively “Neighborhood Diabetes”) in order to expand its full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. The Company has additional facilities in New York, Florida and Singapore.

Since inception, the Company has principally devoted its efforts to designing, developing, manufacturing and marketing the OmniPod System, which consists of the disposable OmniPod insulin infusion device and the handheld, wireless Personal Diabetes Manager (“PDM”). The Company commercially launched the OmniPod System in August 2005 after receiving FDA 510(k) approval in January 2005. The first commercial product was shipped in October 2005.

The Company sells its OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through the Company’s distribution partners. The OmniPod System is currently available in multiple countries in Europe through the Company’s exclusive distribution partner, Ypsomed Distribution AG (“Ypsomed”) and in Canada through the Company’s exclusive distribution partner, GlaxoSmithKline Inc. (“GSK”).

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other subsequent interim period.

The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of accounts receivable, inventories, deferred revenue and equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts reserve calculations. Actual results may differ from those estimates.

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

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of June 30, 2012 and December 31, 2011. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

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

Intangibles and Other Long-Lived Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At June 30, 2012, intangible assets related to the acquisition of Neighborhood Diabetes consisted of $23.2 million of customer relationships and $2.6 million of tradenames.

Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

Goodwill is evaluated at the reporting unit level. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company records an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.

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

Revenue Recognition

The Company generates nearly all of its revenue from sales of its OmniPod System and other diabetes related products including blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the products to patients with diabetes.

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

The Company had deferred revenue of $1.1 million and $2.7 million as of June 30, 2012 and December 31, 2011, respectively. The deferred revenue recorded was comprised of product-related revenue and unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.

Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors and government agencies. There were no third-party payors or government agencies that accounted for more than 10% of gross accounts receivable as of June 30, 2012 or December 31, 2011.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering consists of diabetes supplies, including the OmniPod System as well as other diabetes related products and supplies such as blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals. The Company’s current product offering is marketed to a single customer type, people with diabetes. As the Company sells a single product type management views and operates as a single entity.

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

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2012, interest and penalties were immaterial to the consolidated financial statements.

For the three months ended June 30, 2012, income tax expense was comprised of $43,000 for the current portion and $26,000 for the deferred portion. For the six months ended June 30, 2012, income tax expense was comprised of $63,000 for the current portion and $52,000 for the deferred portion. The current portion primarily relates to state, local, and foreign taxes. The deferred portion primarily relates to U. S. Federal and State tax amounts.

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

3. Acquisition of Neighborhood Diabetes

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash paid at closing, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates, if necessary, for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

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

$62,348

The Company incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs were recorded as general and administrative expense in the three and six months ended June 30, 2011.

4. Debt

At June 30, 2012 and December 31, 2011, the Company had outstanding convertible debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(45,519)	(50,210)

Total debt	113,231	108,540
Current portion of long-term debt	13,849	—

Long-term debt	$99,382	$108,540

Deferred financing costs	$2,300	$2,597

Interest expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Contractual coupon interest	$1,549	$1,142	$3,098	$2,284
Accretion of debt discount	2,387	1,425	4,691	2,849
Other interest payments	—	1,992	—	1,992
Amortization of debt issuance costs	149	121	297	243

	$4,085	$4,680	$8,086	$7,368

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

The Company recorded an immaterial amount of non-cash interest expense related to the amortization of the debt discount and the deferred financing costs of the remaining $1.5 million unmodified portion of the 5.375% Notes in the three and six months ended June 30, 2012. The Company recorded non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million in principal amount of the 5.375% Notes of $1.6 million and $3.1 million in the three and six months ended June 30, 2011, respectively.

Cash interest expense related to the 5.375% Notes was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively. Cash interest expense related to the 5.375% Notes was $1.2 million and $2.3 million for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, the Company included approximately $1.4 million on its balance sheet in the current portion of long-term debt related to the unmodified portion of the 5.375% Notes. The 5.375% Notes have a remaining term of one year.

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

The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At June 30, 2012, the Company separately accounted for and determined that these derivatives have de minimus value.

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

Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The portion of the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense at the time of the modification. The Company included $12.4 million in current liabilities and $37.5 million in long-term debt related to the modified debt at June 30, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million in principal amount of the modified debt was $1.3 million and $2.6 million in the three and six months ended June 30, 2012. The Company recorded an immaterial amount of non-cash interest expense related to the modified debt in the three and six months ended June 30, 2011.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. The Company included $61.9 million on its balance sheet in long-term debt related to these notes at June 30, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $1.2 million and $2.4 million in the three and six months ended June 30, 2012. The Company recorded an immaterial amount of non-cash interest expense related to the new portion of the 3.75% Notes in the three and six months ended June 30, 2011.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.4 million and $2.7 million in the three and six months ended June 30, 2012. The Company recorded an immaterial amount of cash interest expense related to 3.75% Notes in the three and six months ended June 30, 2011.

As of June 30, 2012, the 3.75% Notes have a remaining term of four years.

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2012 and 2011, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Six Months Ended
	June 30,
	2012	2011
5.375% Convertible Senior Notes	702,701	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642
Unvested restricted stock units	860,319	635,215
Outstanding options	2,855,080	2,938,921
Outstanding warrants	62,752	62,752

Total dilutive common shares	9,968,494	9,827,231

6. Accounts Receivable

The components of accounts receivable are as follows:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Trade receivables	$32,559	$30,211
Allowance for doubtful accounts	(6,968)	(7,021)

	$25,591	$23,190

7. Inventories

Inventories consist of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$3,743	$3,528
Work-in-process	2,030	359
Finished goods	10,653	7,951

	$16,426	$11,838

8. Other Intangible Assets

Other intangible assets consist of the following:

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800

Total intangible assets	$32,900	$32,900
Less: accumulated amortization	(7,147)	(3,898)

Total	$25,753	$29,002

The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. The amortization of other intangible assets was approximately $1.5 million and $3.2 million for the three and six months ended June 30, 2012. The amortization of other intangible assets was approximately $0.5 million for the three and six months ended June 30, 2011. Amortization expense for the year ending December 31, 2012 is expected to be approximately $6.0 million. As of June 30, 2012, the weighted average amortization period of the Company’s intangible assets is approximately ten years.

9. Goodwill

The Company follows the provisions of FASB ASC Topic 350-20, Intangibles – Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and established specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived assets are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment loss was recorded in the six months ended June 30, 2012.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at the beginning of the period	$2,033	$1,836	$1,960	$1,873
Warranty expense	348	655	1,222	1,379
Warranty claims settled	(559)	(696)	(1,360)	(1,457)

Balance at the end of the period	$1,822	$1,795	$1,822	$1,795

	As of
	June 30,	December 31,
	2012	2011
	(In thousands)
Composition of balance:
Short-term	$762	$940
Long-term	1,060	1,020

	$1,822	$1,960

11. Commitments and Contingencies

Operating Leases

The Company leases its facilities in Massachusetts, New York, Florida and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the lease. The leases in Florida, Woburn, Singapore and New York expire in September 2012, June 2013, July 2013 and April 2015, respectively.

During the six months ended June 30, 2012, the Company terminated a lease for one of its corporate office spaces in Bedford, Massachusetts. There was no material impact to the financial statements for the six months ended June 30, 2012 due to the lease termination. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating payments over its term.

Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments of these leases as of June 30, 2012, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2012 (remaining)	845
2013	1,486
2014	988
2015	45

Total	$3,364

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

The Company grants share-based awards to employees under its Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Plan) in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. In May 2012, shares available for grant under the 2007 Plan were increased by 3,775,000 shares. Stock-based compensation expense related to share-based awards recognized in the three and six months ended June 30, 2012 was $2.5 million and $5.1 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the three and six months ended June 30, 2011 was $1.8 million and $3.8 million, respectively. At June 30, 2012, the Company had $25.3 million of total unrecognized compensation expense related to stock options and restricted stock units.

Stock Options

The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)
			(in thousands)
Balance, December 31, 2011	2,814,591	$11.02
Granted	383,100	18.94
Exercised	(273,437)	5.40	$3,756	(1)
Canceled	(69,174)	14.15

Balance, June 30, 2012	2,855,080	$12.54	$25,334

Vested, June 30, 2012	1,679,593	$10.27	$18,751	(2)

Vested and expected to vest, June 30, 2012 (3)	2,424,770		$22,644	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of June 30, 2012 and the exercise price of the underlying options.
(3)	Represents the number of vested options as of June 30, 2012, plus the number of unvested options expected to vest as of June 30, 2012, based on the unvested options outstanding as of June 30, 2012, adjusted for the estimated forfeiture rate of 16%.

At June 30, 2012 there were 2,855,080 options outstanding with a weighted average exercise price of $12.54 per share and a weighted average remaining contractual life of 7.0 years. At June 30, 2012 there were 1,679,593 options exercisable with a weighted average exercise price of $10.27 per share and a weighted average remaining contractual life of 5.8 years.

Employee stock-based compensation expense related to stock options recognized in the three and six months ended June 30, 2012 was $1.3 million and $2.5 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation related to stock options recognized in the three and six months ended June 30, 2011 was $1.0 million and $2.1 million, respectively. At June 30, 2012, the Company had $10.9 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

As of June 30, 2012 and 2011 the Company had 8,882 shares and zero shares contingently issued under the employee stock purchase plan (“ESPP”). In the three and six months ended June 30, 2012 and 2011, the Company recorded no significant stock-based compensation charges related to the ESPP.

Restricted Stock Units

In the six months ended June 30, 2012, the Company awarded 467,000 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $18.96 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the six months ended June 30, 2012 were valued at approximately $8.9 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $1.3 million and $2.7 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and six months ended June 30, 2012, respectively. Approximately $0.8 million and $1.7 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and six months ended June 30, 2011, respectively. Approximately $14.4 million of the fair value of the restricted stock units remained unrecognized as of June 30, 2012. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. During the six months ended June 30, 2012, 191,145 restricted stock units vested. The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares (#)	Fair Value ($)
Balance, December 31, 2011	603,882	$17.12
Granted	467,000	18.96
Vested	(191,145)	16.69
Forfeited	(19,418)	17.49

Balance, June 30, 2012	860,319	$18.20

13. Income Taxes

For the three months ended June 30, 2012, income tax expense was comprised of $43,000 for the current portion and $26,000 for the deferred portion. For the six months ended June 30, 2012, income tax expense was comprised of $63,000 for the current portion and $52,000 for the deferred portion. The current portion primarily related to state, local, and foreign taxes. The deferred portion primarily related to U. S. Federal and State tax amounts.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2012 and December 31, 2011, the Company had deferred tax liabilities of $0.5 million including in other long-term liabilities on its consolidated balance sheet. There have been no significant changes in the Company’s valuation allowance in the three and six months ended June 30, 2012.

In the future, the Company will generate additional deferred tax assets and liabilities related to its amortization of acquired intangible assets for tax purposes because these long-lived intangible assets are not amortized for financial reporting purposes. The tax amortization in future years will give rise to a temporary difference and a tax liability, which will only reverse at the time of ultimate sale or further impairment of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss carryforward for tax purposes that will be generated by the same amortization. This amount gives rise to the need for additional valuation allowance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q . This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to reduce production costs and increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform legislation; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or other third-party suppliers on which we are dependent; failure by us to retain supplier pricing discounts and achieve satisfactory gross margins; failure by us to retain key supplier and payor partners; international business risks; our inability to obtain adequate coverage or reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; failure to retain key partner payors and their members; failure to retain and manage successfully our Medicare and Medicaid business; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties, including claims that our current or future products infringe the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure to obtain timely regulatory approval for the sale of the next generation OmniPod System; failure of our contract manufacturers or component suppliers to comply with FDA’s quality system regulations, the potential violation of federal or state laws prohibiting “kickbacks” or protecting patient health information, or any challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; the concentration of substantially all of our manufacturing capacity at a single location in China and substantially all of our inventory at a single location in Massachusetts; our ability to attract and retain key personnel; our ability to manage our growth; fluctuations in quarterly results of operations; risks associated with potential future acquisitions; the costs associated with the acquisition of Neighborhood Diabetes; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal controls; the volatility of our common stock; risks related to future sales of our common stock or the conversion of the 5.375% or 3.75% Notes; potential limitations on our ability to use our net operating loss carryforwards; anti-takeover provisions in our organizational documents; and other risks and uncertainties described in our Annual Report on Form 10-K , which was filed with the Securities and Exchange Commission on February 28, 2012 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview

We are primarily engaged in the sale of diabetes supplies, including our proprietary OmniPod Insulin Management System (the “OmniPod System”) as well as blood glucose testing supplies, traditional insulin pumps, pump supplies, and other pharmaceuticals. Our proprietary OmniPod System consists of our disposable OmniPod insulin infusion device and our handheld, wireless Personal Diabetes Manager (“PDM”). The U.S. Food and Drug Administration (“FDA”), approved the OmniPod System in January 2005. In October 2005, we shipped our first commercial OmniPod System. In June 2011, we acquired Neighborhood Holdings, Inc. and their wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to expand our full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients.

We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe through our exclusive distribution partner, Ypsomed Distribution AG (“Ypsomed”) and in Canada through our exclusive distribution partner, GlaxoSmithKline Inc. (“GSK”).

Our total revenue was $51.0 million and $98.8 million for the three and six months ended June 30, 2012, respectively. Our total revenue was $32.2 million and $60.4 million for the three and six months ended June 30, 2011, respectively.

We sell our proprietary OmniPod System as well as blood glucose testing supplies, traditional insulin pumps, pump supplies, pharmaceuticals and other products for the management and treatment of diabetes to people with diabetes. Through our infrastructure in the reimbursement, billing and collection areas, we are able to provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. We are aligning third-party payor contracts to be able to better leverage our cross-selling initiatives. As we expand our sales and marketing focus, increase our manufacturing capacity, expand to additional international markets and broaden our high-touch patient model, we will need to maintain and expand available reimbursement for our product offerings.

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System as well as our high-touch patient model through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients.

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

We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.

Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2012, we incurred net losses of $14.5 million and $29.3 million, respectively. As of June 30, 2012, we had an accumulated deficit of $470.3 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of June 30, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the coming months of 2012 will be focused primarily on the approval and production capacity of our next generation OmniPod System. Once the next generation product has obtained regulatory approval in the United States, we will focus on our United States launch. We are also focused on increasing sales to existing patients by offering additional products through our cross-selling initiatives. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near-term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next 12 months.

Acquisition of Neighborhood Diabetes

In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes, primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across the three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash paid at closing, $6.6 million is being held in an escrow account to reimburse us and our affiliates, if necessary, for certain claims for which we and our affiliates are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

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

$62,348

In connection with acquisition of Neighborhood Diabetes, we incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs were recorded as general and administrative expense in the six months ended June 30, 2011.

Financial Operations Overview

Revenue. We derived most of our revenue from the sale of the OmniPod System and other diabetes related products including blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the product to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We received FDA approval of the OmniPod System in January 2005 and began commercial sale in the U.S. in October 2005. We are currently selling our OmniPod System through our partnership with Ypsomed in multiple countries, including Germany, the United Kingdom, the Netherlands and Switzerland. We entered into an amendment to the distribution agreement with Ypsomed in April 2012 which increased the number of countries and extended the expiration of the agreement for an additional year. We are currently selling our OmniPod System through our partnership with GSK in Canada.

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

As of June 30, 2012 and December 31, 2011, we had deferred revenue of $1.1 million and $2.7 million, respectively. These amounts include product-related revenue, unrecognized amounts related to the Development Agreement, as well as the unrecognized portion of the agreement fee related to the Abbott agreement.

For the year ending December 31, 2012, we expect our revenue to continue to increase as we leverage our high-touch patient model to gain new customers in the United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes, the successful introduction of our next generation OmniPod System, and other risks and uncertainties.

Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and packaging costs related to the OmniPod System, the cost of products we acquire from third party suppliers, and costs incurred related to the Development Agreement.

Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of clinical studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2012, we expect overall research and development spending to decrease slightly from 2011 spending as we finalize the validation of our next generation OmniPod System manufacturing line with Flextronics and complete our work with the regulatory agencies on obtaining approval of the next generation OmniPod System.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase in the year ending December 31, 2012 as compared to 2011.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2012 as compared to 2011as we continue expansion of our sales force to support the growth of our existing business and introduce our next generation OmniPod System.

Results of Operations

The following table presents certain statement of operations information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
	(in thousands)			(in thousands)
Revenue	$51,035	$32,211	58%	$98,789	$60,469	63%
Cost of revenue	28,704	17,673	62%	56,162	32,398	73%

Gross profit	22,331	14,538	54%	42,627	28,071	52%
Operating expenses:
Research and development	6,521	6,832	5%	11,953	11,421	5%
General and administrative	12,665	12,996	3%	25,685	20,206	27%
Sales and marketing	13,664	9,625	42%	26,403	18,631	42%

Total operating expenses	32,850	29,453	12%	64,041	50,258	27%

Operating loss	(10,519)	(14,915)	29%	(21,414)	(22,187)	3%
Other expense, net	(3,888)	(4,508)	14%	(7,727)	(7,082)	9%
Income tax expense	(69)	—	100%	(115)	—	100%

Net loss	$(14,476)	$(19,423)	25%	$(29,256)	$(29,269)	0%

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Revenue

Our total revenue was $51.0 million and $98.8 million for the three and six months ended June 30, 2012 compared to $32.2 million and $60.5 million the same periods in 2011. The increase in revenue is due to continued adoption of the OmniPod System by patients in the United States and internationally, as well as additional sales of other diabetes supplies, largely as a result of the June 2011 acquisition of Neighborhood Diabetes.

Cost of Revenue

Cost of revenue was $28.7 million and $56.2 million for the three and six months ended June 30, 2012 compared to $17.7 million and $32.4 million for the same periods in 2011. The increase in cost of revenue is due to higher sales volumes as our patient base continues to increase.

Research and Development

Research and development expenses decreased $0.3 million, or 5%, to $6.5 million for the three months ended June 30, 2012, compared to $6.8 million for the same period in 2011. The decrease was primarily a result of a $2.2 million reduction in products used for research and development as our next generation product gets closer to approval. This decrease was offset by an increase of $0.8 million in employee related expenses including stock-based compensation and an increase of $1.1 million in outside services mainly related to the development and regulatory approval of the next generation OmniPod System.

Research and development expenses increased $0.6 million, or 5%, to $12.0 million for the six months ended June 30, 2012, compared to $11.4 million for the same period in 2011. The increase was primarily a result of increases of $1.5 million in employee related expenses including stock-based compensation and $1.4 million in outside services mainly related to the development and regulatory approval of the next generation OmniPod System. These increases were offset by a $2.4 million reduction in products used for research and development purposes.

General and Administrative

General and administrative expenses decreased $0.3 million, or 3%, to $12.7 million for the three months ended June 30, 2012, compared to $13.0 million for the same period in 2011. This decrease was primarily the result of transaction costs of approximately $3.2 million recorded in June 2011 in connection with the acquisition of Neighborhood Diabetes. This decrease was offset by an increase of $0.8 million in administrative and consulting expenses, an increase of $1.1 million related to amortization expense on the customer relationship and tradename assets acquired and an increase of $0.5 million of additional product shipping expenses due to the increased sales volume.

General and administrative expenses increased $5.5 million, or 27%, to $25.7 million for the six months ended June 30, 2012, compared to $20.2 million for the same period in 2011. This increase was a result of an increase in employee related expenses, including stock-based compensation, of $1.7 million, a $2.8 million increase in amortization expense on the customer relationship and tradename assets acquired, $1.0 million of higher product shipping expenses, $0.7 million of higher bad debt expense, and $1.8 million of higher administrative and consulting services. These increases were offset by $3.2 million related to the transactions costs for the acquisition of Neighborhood Diabetes recorded in June 2011.

Sales and Marketing

Sales and marketing expenses increased $4.1 million, or 42%, to $13.7 million for the three months ended June 30, 2012, compared to $9.6 million for the same period in 2011. This increase was primarily a result of employee related expenses, including increased stock compensation expense of $3.6 million. The remainder of the increase was a result of additional outside services costs primarily related to customer support functions. Of the total $4.1 million increase, $2.7 million was a result of the operations of Neighborhood Diabetes which was acquired in June 2011.

Sales and marketing expenses increased $7.8 million, or 42%, to $26.4 million for the six months ended June 30, 2012, compared to $18.6 million for the same period in 2011. This increase was primarily a result of employee related expenses, including increased stock compensation expense of $6.7 million and additional outside services costs primarily related to customer support functions.

Other Expense, Net

Other expense, net mainly consists of interest income and expense. Net interest expense was $3.9 million for the three months ended June 30, 2012 compared to $4.5 million for the same period in 2011. Net interest expense was $7.7 million for the six months ended June 30, 2012 compared to $7.1 million for the same period in 2011. The decrease in net interest expense for the three month period ended June 30, 2012, primarily relates to the one-time charge to interest expense related to the modification of the 5.375% Notes in June 2011, offset by additional interest expense in connection with the issuance of the 3.75% Senior Notes (as defined below). The increase in net interest expense for the six month period ended June 30, 2012 is primarily the result of additional interest expense due to the issuance of the 3.75% Notes (as defined below) and modification of the 5.375% Senior Notes (as defined below) in June 2011.

Liquidity and Capital Resources

We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes. The aggregate purchase price of approximately $62.4 million included approximately $37.9 million in cash paid at closing. As of June 30, 2012, we had $70.1 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

Equity

In June 2011, in connection with the acquisition of Neighborhood Diabetes, we issued 1,197,631 shares of our common stock with a value of $20.40 per share on the issuance date, as partial consideration for the acquisition.

In May 2012 the Company increased the number of shares available for grant under the Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Plan”) by 3,775,000 shares.

Debt

At June 30, 2012 and December 31, 2011, we had outstanding convertible debt and related financing costs on our balance sheet as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(45,519)	(50,210)

Total debt	113,231	108,540

Current portion of long-term debt	13,849	—

Long-term debt	$99,382	$108,540

Deferred financing costs	$2,300	$2,597

Interest expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Contractual coupon interest	$1,549	$1,142	$3,098	$2,284
Accretion of debt discount	2,387	1,425	4,691	2,849
Other interest payments	—	1,992	—	1,992
Amortization of debt issuance costs	149	121	297	243

	$4,085	$4,680	$8,086	$7,368

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

We recorded an immaterial amount of non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the remaining $1.5 million unmodified portion of the 5.375% Notes in the three and six months ended June 30, 2012. We recorded non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $85 million in principal amount of the 5.375% Notes of $1.6 million and $3.1 million in the three and six months ended June 30, 2011, respectively.

Cash interest expense related to the 5.375% Notes was $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively. Cash interest expense related to the 5.375% Notes was $1.2 million and $2.3 million for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, we included approximately $1.4 million on our balance sheet in the current portion of long-term debt related to the unmodified portion of the 5.375% Notes. The 5.375% Notes have a remaining term of one year.

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

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. At June 30, 2012, we determined that these derivatives have de minimus value.

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

Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. We recorded an additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The portion of the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as interest expense at the effective rate of 16.5% over the five year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification which were recorded as interest expense at the time of the modification. We included $12.4 million on our balance sheet in current liabilities and $37.5 million in long-term debt related to the modified debt at June 30, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the $73 million in principal amount of the modified debt was $1.3 million and $2.6 million in the three and six months ended June 30, 2012. We recorded an immaterial amount of non-cash interest expense related to the modified debt in the three and six months ended June 30, 2011.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as interest expense over the five year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as a component of interest expense over the five year term of the 3.75% Notes. We included $61.9 million on our balance sheet in long-term debt related to these notes at June 30, 2012. Non-cash interest expense related to the amortization of the debt discount and the deferred financing costs on the new portion of the 3.75% Notes was $1.2 million and $2.4 million in the three and six months ended June 30, 2012, respectively. We recorded an immaterial amount of non-cash interest expense related to the new portion of the 3.75% Notes in the three and six months ended June 30, 2011.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.4 million and $2.7 million in the three and six months ended June 30, 2012. We recorded an immaterial amount of cash interest expense related to 3.75% Notes in the three and six months ended June 30, 2011.

As of June 30, 2012, the 3.75% Notes have a remaining term of four years.

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash used in operating activities	$(20,017)	$(16,948)
Net loss	$(29,256)	$(29,269)

For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash expenses. Adjustments for non-cash items were approximately $17.1 million and $12.6 million in the six months ended June 30, 2012 and 2011, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation and non-cash interest expense.

Uses of cash from operations in the six months ended June 30, 2012 include an increase in accounts receivable of $3.9 million and an increase in inventories of $4.6 million, offset in part by a increase in accounts payable and accruals of $2.7 million. Uses of cash from operations in the six months ended June 30, 2011 include an increase in inventories of $2.2 million and a decrease of deferred revenue. These uses of cash in the six months ended June 30, 2011 were offset by a decrease in accounts receivable of $1.1 million and an increase of $2.2 million in accounts payable and accruals.

Investing and Financing Activities

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended
	June 30,
	2012	2011
	(In thousands)
Cash used in investing activities	$(4,249)	$(43,415)
Cash provided by financing activities	$455	$53,835

Cash used in investing activities in the six months ended June 30, 2012 was primarily for the purchase of manufacturing equipment for use in the production of our next generation OmniPod product. Cash used in investing activities in the six months ended June 30, 2011 primarily related to the acquisition of Neighborhood Diabetes. We paid approximately $37.9 million in cash as partial consideration for that acquisition.

Cash provided by financing activities in the six months ended June 30, 2012 is mainly related to the net proceeds from the issuance of common stock in connection with the exercise of employee stock options. Cash provided by financing activities in the six months ended June 30, 2011 mainly related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million principal of the 5.375% Notes for $85.1 million.

Contractual Obligations

We lease facilities in Massachusetts, New York, Florida and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. We have extended the leases of our facilities in Bedford and Billerica, Massachusetts. Following these extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the leases. The leases in Florida, Woburn, Singapore and New York, expire in September 2012, June 2013, July 2013 and April 2015, respectively. As of June 30, 2012, we had an outstanding letter of credit which totaled $0.1 million to cover our security deposits for lease obligations.

During the six months ended June 30, 2012, we terminated a lease for one of our corporate office spaces in Bedford, Massachusetts. There was no material impact to the financial statements for the six months ended June 30, 2012 due to the lease termination. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating payments over the term.

Certain of our operating lease agreements contain schedule rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.

The following table summarizes our principal obligations as of June 30, 2012 (in thousands):

Contractual Obligations	Total	2012 Remaining	2013	2014	2015	2016
Operating lease obligations	$3,364	$845	$1,486	$988	$45	$—
Long-term debt obligations (1)	180,891	3,098	20,790	5,391	5,391	146,221

Total contractual obligations	$184,255	$3,943	$22,276	$6,379	$5,436	$146,221

(1)	The interest rate on the convertible debt is 5.375% and 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet financing arrangements.

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

Revenue Recognition

We generate nearly all of our revenue from sales of our OmniPod System and other diabetes related products including blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the products to patients with diabetes.

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

We had deferred revenue of $1.1 million as of June 30, 2012. The deferred revenue recorded as of June 30, 2012 was comprised of product-related revenue and unrecognized amounts related to the Development Agreement, as well as the non-amortized agreement fee related to the Abbott agreement.

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

Income Taxes

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2012, we had $0.2 million of unrecognized tax benefits recorded.

Stock-Based Compensation

We account for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation. (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

We use the Black-Scholes option pricing model to determine the weighted average fair value of options granted. We determine the intrinsic value of restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

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

In the three and six months ended June 30, 2012, we recorded $2.5 million and $5.1 million of stock-based compensation expense, respectively. In the three and six months ended June 30, 2011, we recorded $1.8 million and $3.8 million of stock-based compensation expense, respectively.

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

Intangibles and Other Long-Lived Assets

Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationships asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At June 30, 2012, intangibles assets related to the acquisition of Neighborhood Diabetes and consisted of $23.2 million of customer relationships and $2.6 million of tradenames.

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

Warranty

We provide a four year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty reserves at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At June 30, 2012 and December 31, 2011, the warranty reserve was $1.8 million.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 clarifies existing concepts regarding existing fair value principles. The amendments are effective in fiscal years beginning after December 15, 2011. We adopted the guidance in the first quarter of 2012. The adoption of these amendments did not have a material impact on our financial statements.

In September 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 provides guidance on simplifying the impairment testing for goodwill. A company may first assess the qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the reporting unit. The guidance is effective in fiscal years beginning after December 15, 2011, and we adopted the guidance in the first quarter of 2012. The adoption of this guidance did not have a material impact on our financial statements.

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

As of June 30, 2012, we had outstanding debt recorded on our consolidated balance sheet of $15.0 million related to our 5.375% Notes and $143.8 million related to our 3.75% Notes. These amounts were offset by related debt discounts of $45.5 million. As the interest rate on the 5.375% Notes and 3.75% Notes is fixed, changes in interest rates do not affect the value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2012, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1+	Amendment No.5 to the Development and License Agreement, dated as of June 21, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: August 8, 2012	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2012	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+	Amendment No.5 to the Development and License Agreement, dated as of June 21, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

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