Form 10-Q
period 2012-09-30
INSULET CORP
filed 2012-11-08
CIK 1145197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had 48,164,869 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$63,443	$93,955
Accounts receivable, net	30,145	23,190
Inventories	15,089	11,838
Prepaid expenses and other current assets	4,717	2,802

Total current assets	113,394	131,785
Property and equipment, net	24,910	19,422
Intangible assets, net	24,358	29,002
Goodwill	26,647	26,647
Other assets	2,333	2,727

Total assets	$191,642	$209,583

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,216	$11,418
Accrued expenses	17,816	13,064
Deferred revenue	1,138	2,582
Current portion of long-term debt	14,134	—
Other current liabilities	38	931

Total current liabilities	49,342	27,995
Long-term debt	101,517	108,540
Other long-term liabilities	1,670	1,652

Total liabilities	152,529	138,187
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2012 and December 31, 2011. Issued and outstanding: zero shares at September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2012 and December 31, 2011. Issued and outstanding: 48,114,876 and 47,504,131 shares at September 30, 2012 and December 31, 2011, respectively	48	48
Additional paid-in capital	521,761	512,371
Accumulated deficit	(482,696)	(441,023)

Total stockholders’ equity	39,113	71,396

Total liabilities and stockholders’ equity	$191,642	$209,583

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
	(In thousands, except share and per share data)
Revenue	$54,752	$44,594	$153,541	$105,063
Cost of revenue	30,362	26,033	86,524	58,431

Gross profit	24,390	18,561	67,017	46,632
Operating expenses:
Research and development	6,559	4,638	18,512	16,059
General and administrative	12,731	11,379	38,416	31,585
Sales and marketing	13,571	12,312	39,974	30,943

Total operating expenses	32,861	28,329	96,902	78,587

Operating loss	(8,471)	(9,768)	(29,885)	(31,955)

Interest income	31	31	83	107
Interest expense	(3,949)	(3,825)	(11,728)	(10,983)

Other expense, net	(3,918)	(3,794)	(11,645)	(10,876)

Loss before income taxes	(12,389)	(13,562)	(41,530)	(42,831)
Income tax expense	(28)	—	(143)	—

Net loss	$(12,417)	$(13,562)	$(41,673)	$(42,831)

Net loss per share basic and diluted	$(0.26)	$(0.29)	$(0.87)	$(0.92)

Weighted-average number of shares used in calculating net loss per share	48,041,392	47,321,989	47,825,136	46,442,236

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(41,673)	$(42,831)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,092	5,683
Non-cash interest expense	7,556	7,372
Stock-based compensation expense	7,500	5,606
Provision for bad debts	2,321	1,700
Changes in operating assets and liabilities:
Accounts receivable	(9,276)	3,802
Inventories	(3,251)	594
Deferred revenue	(1,444)	(2,054)
Prepaid expenses and other assets	(1,966)	851
Accounts payable, accrued expenses, and other liabilities	8,657	1,852
Other long-term liabilities	18	(359)

Net cash used in operating activities	(23,466)	(17,784)

Cash flows from investing activities
Purchases of property and equipment	(8,936)	(8,838)
Acquisition of Neighborhood Diabetes	—	(37,855)

Net cash used in investing activities	(8,936)	(46,693)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	138,863
Payments to retire long-term debt	—	(88,195)
Proceeds from issuance of common stock	3,142	5,024
Payment of withholding taxes in connection with vesting of restricted stock units	(1,252)	(677)

Net cash provided by financing activities	1,890	55,015

Net decrease in cash and cash equivalents	(30,512)	(9,462)
Cash and cash equivalents, beginning of period	93,955	113,274

Cash and cash equivalents, end of period	$63,443	$103,812

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of the Business

Insulet Corporation (the “Company”) is primarily engaged in the sale of diabetes management supplies, including its proprietary OmniPod Insulin Management System (the “OmniPod System”) as well as blood glucose testing supplies, traditional insulin pumps, pump supplies, and other pharmaceuticals. The Company was incorporated in Delaware in 2000, and its corporate headquarters is located in Bedford, Massachusetts. In June 2011, the Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively “Neighborhood Diabetes”) in order to expand its full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. The Company has additional facilities in New York, Florida and Singapore.

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

The Company sells its OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through the Company’s distribution partners. The OmniPod System is currently available in multiple countries in Europe through the Company’s exclusive distribution partner there, Ypsomed Distribution AG (“Ypsomed”), and in Canada through the Company’s exclusive Canadian distribution partner, GlaxoSmithKline Inc. (“GSK”). Through Ypsomed, the Company is now selling its next generation OmniPod System in certain countries in Europe.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012, or for any other subsequent interim period.

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

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of September 30, 2012 and December 31, 2011. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets capitalized under capital leases are amortized in accordance with the respective class of owned assets or life of the lease and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.

Intangibles and Other Long-Lived Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At September 30, 2012, intangible assets related to the acquisition of Neighborhood Diabetes consisted of $21.8 million of customer relationships and $2.6 million of tradenames.

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

The Company offers a 45 day right of return for its OmniPod System sales to new patients, and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to their related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In March 2008, the Company received a cash payment from Abbott Diabetes Care, Inc. (“Abbott”) for an agreement fee in connection with execution of the first amendment to the development and license agreement between the Company and Abbott. The Company is recognizing revenue on the agreement fee from Abbott over the initial five year term of the agreement. In addition, Abbott agreed to pay an amount to the Company for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. The Company recognizes revenue related to this portion of the Abbott agreement at the time it meets the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.

In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, the Company is required to perform design, development, regulatory and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the estimated two-year term of the Development Agreement, the Company has and will continue to invoice amounts based upon meeting certain deliverable milestones. Revenue from the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

The Company had deferred revenue of $1.1 million and $2.7 million as of September 30, 2012 and December 31, 2011, respectively. The deferred revenue recorded was comprised of product-related revenue, unrecognized amounts related to the Development Agreement, as well as the non-amortized portion of the Abbott agreement fee.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.

Although revenue is recognized from shipments directly to patients or third-party distributors, the majority of shipments are billed to third-party insurance payors and government agencies. There were no third-party payors or government agencies that accounted for more than 10% of gross accounts receivable as of September 30, 2012 or December 31, 2011.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering consists of diabetes supplies, including the OmniPod System as well as other diabetes related products and supplies such as blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals. The Company’s current product offering is marketed to a single customer type, people with diabetes. As the Company sells a single product type, management operates the business as a single entity.

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

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2012, interest and penalties were immaterial to the consolidated financial statements.

For the three months ended September 30, 2012, income tax expense was comprised of $15,000 for the current portion and $13,000 for the deferred portion. For the nine months ended September 30, 2012, income tax expense was comprised of $78,000 for the current portion and $65,000 for the deferred portion. The current portion primarily relates to state, local, and foreign taxes. The deferred portion primarily relates to U. S. Federal and State tax amounts.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. The Company determines the intrinsic value of restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis over the vesting period of the award.

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

See Footnote 12 for a summary of the stock activity under the Company’s stock-based employee compensation plan.

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

In July 2012, the FASB issued ASU No. 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 gives a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the indefinite-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 15, 2012. The Company believes the adoption of ASU No. 2012-02 will have no material impact on its financial statements.

3. Acquisition of Neighborhood Diabetes

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals and support services. Neighborhood Diabetes provides more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash paid at closing, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates, if necessary, for certain claims for which they are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date at their respective fair values, and consolidated with the Company’s results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 2011, the period in which the acquisition was completed. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The allocation of the purchase price was finalized during the year ended December 31, 2011.

The purchase price has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	5,897
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	26,647
Other assets	253
Accounts payable	4,109
Accrued expenses	1,700
Other long-term liabilities	509

$62,348

The Company incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs were recorded as general and administrative expense in the nine months ended September 30, 2011.

4. Debt

At September 30, 2012 and December 31, 2011, the Company had outstanding convertible debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of
	September 30, 2012	December 31, 2011
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(43,099)	(50,210)

Total debt	115,651	108,540
Current portion of long-term debt	14,134	—

Long-term debt	$101,517	$108,540

Deferred financing costs	$2,152	$2,597

Interest expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Contractual coupon interest	$1,549	$1,549	$4,647	$3,834
Accretion of debt discount	2,420	2,143	7,111	4,992
Other interest payments	—	—	—	1,992
Amortization of debt issuance costs	148	146	445	389

	$4,117	$3,838	$12,203	$11,207

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

The Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as non-cash interest expense over the five year term of the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as non-cash interest expense over the five year term of the 5.375% Notes.

In June 2011, in connection with the issuance of $143.8 million in principal amount of 3.75% Convertible Notes due June 15, 2016 (the “3.75% Notes”), the Company repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. These investors’ combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See “3.75% Convertible Senior Notes” below for additional detail on the modification accounting.

Cash interest expense related to the 5.375% Notes was $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. Cash interest expense related to the 5.375% Notes was $0.2 million and $2.5 million for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, the Company included approximately $14.1 million on its balance sheet in the current portion of long-term debt related to the 5.375% Notes. The 5.375% Notes have a remaining term of 9 months.

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

The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At September 30, 2012, the Company separately accounted for and determined that these derivatives had de minimus value.

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

Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The portion of the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense at the time of the modification.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as non-cash interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as non-cash interest expense over the five year term of the 3.75% Notes.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million and $4.0 million in the three and nine months ended September 30, 2012, respectively. Cash interest expense related to $143.8 million in principal amount of 3.75% Notes was $1.3 million in the three and nine months ended September 30, 2011.

As of September 30, 2012 the Company included $101.5 million on its balance sheet in long-term debt related to the 3.75% Notes. As of September 30, 2012, the 3.75% Notes have a remaining term of 3.75 years.

5. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2012 and 2011, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Nine Months Ended
	September 30,
	2012	2011
5.375% Convertible Senior Notes	702,701	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642
Unvested restricted stock units	863,651	648,215
Outstanding options	2,693,936	2,861,536
Outstanding warrants	62,752	62,752

Total dilutive common shares	9,810,682	9,762,846

6. Accounts Receivable

The components of accounts receivable are as follows:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Trade receivables	$36,998	$30,211
Allowance for doubtful accounts	(6,853)	(7,021)

	$30,145	$23,190

7. Inventories

Inventories consist of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Raw materials	$2,704	$3,528
Work-in-process	1,527	359
Finished goods	10,858	7,951

	$15,089	$11,838

8. Other Intangible Assets

Other intangible assets consist of the following:

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800

Total intangible assets	$32,900	$32,900
Less: accumulated amortization	(8,542)	(3,898)

Total	$24,358	$29,002

The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. The amortization of other intangible assets was approximately $1.4 million and $4.6 million for the three and nine months ended September 30, 2012, respectively. The amortization of other intangible assets was approximately $1.7 million and $2.2 million for the three and nine months ended September 30, 2011, respectively. Amortization expense for the year ending December 31, 2012 is expected to be approximately $6.0 million. As of September 30, 2012, the weighted average amortization period of the Company’s intangible assets is approximately ten years.

9. Goodwill

The Company follows the provisions of FASB ASC Topic 350-20, Intangibles – Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived assets are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment loss was recorded in the nine months ended September 30, 2012.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at the beginning of the period	$1,822	$1,795	$1,960	$1,873
Warranty expense	645	792	1,867	2,171
Warranty claims settled	(661)	(725)	(2,021)	(2,182)

Balance at the end of the period	$1,806	$1,862	$1,806	$1,862

	As of
	September 30,	December 31,
	2012	2011
	(In thousands)
Composition of balance:
Short-term	$769	$940
Long-term	1,037	1,020

	$1,806	$1,960

11. Commitments and Contingencies

Operating Leases

The Company leases its facilities in Massachusetts, New York, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the lease. The leases in Woburn, Singapore and New York expire in June 2013, July 2013 and April 2015, respectively.

During the nine months ended September 30, 2012, the Company terminated a lease for one of its corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements for the nine months ended September 30, 2012. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating payments over its term.

Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments of these leases as of September 30, 2012, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2012 (remaining)	398
2013	1,392
2014	914
2015	45

Total	$2,749

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

In a letter received in March 2007, Medtronic, Inc. invited the Company to discuss its “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit alleging that the Company infringes the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp., in United States District Court for the Central District of California. Medtronic seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and as unspecified award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to the Company’s business. The Company believes that the OmniPod System does not infringe these patents. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

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

At September 30, 2012, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

12. Equity

In June 2011, in connection with the acquisition of Neighborhood Diabetes, the Company issued 1,197,631 shares of its common stock at a price of $20.40 per share, as partial consideration for the acquisition.

The Company grants share-based awards to employees under its Amended and Restated 2007 Stock Option and Incentive Plan (the “2007 Plan”) in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. In May 2012, shares available for grant under the 2007 Plan were increased by 3,775,000 shares. Stock-based compensation expense related to share-based awards recognized in the three and nine months ended September 30, 2012 was $2.3 million and $7.5 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the three and nine months ended September 30, 2011 was $1.8 million and $5.6 million, respectively. At September 30, 2012, the Company had $23.8 million of total unrecognized compensation expense related to stock options and restricted stock units.

Stock Options

The following summarizes the activity under the Company’s stock option plans:

		Weighted
		Average	Aggregate
	Number of	Exercise	Intrinsic
	Options (#)	Price ($)	Value ($)
			(In thousands)
Balance, December 31, 2011	2,814,591	$11.02
Granted	448,100	19.14
Exercised	(465,470)	6.38	$6,266	(1)
Canceled	(103,285)	15.16

Balance, September 30, 2012	2,693,936	$13.01	$23,192

Vested, September 30, 2012	1,625,317	$10.64	$17,875	(2)
Vested and expected to vest, September 30, 2012 (3)	2,305,620		$21,041	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.
(2)	The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of September 30, 2012 and the exercise price of the underlying options.
(3)	Represents the number of vested options as of September 30, 2012, plus the number of unvested options expected to vest as of September 30, 2012, based on the unvested options outstanding as of September 30, 2012, adjusted for the estimated forfeiture rate of 16%.

At September 30, 2012 there were 2,693,936 options outstanding with a weighted average exercise price of $13.01 per share and a weighted average remaining contractual life of 6.9 years. At September 30, 2012 there were 1,625,317 options exercisable with a weighted average exercise price of $10.64 per share and a weighted average remaining contractual life of 5.8 years.

Employee stock-based compensation expense related to stock options recognized in the three and nine months ended September 30, 2012 was $1.2 million and $3.7 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation related to stock options recognized in the three and nine months ended September 30, 2011 was $1.2 million and $3.2 million, respectively. At September 30, 2012, the Company had $10.2 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.

Employee Stock Purchase Plan

As of September 30, 2012 and 2011 the Company had zero shares contingently issued under the employee stock purchase plan (“ESPP”). In the three and nine months ended September 30, 2012 and 2011, the Company recorded no significant stock-based compensation charges related to the ESPP.

Restricted Stock Units

In the nine months ended September 30, 2012, the Company awarded 498,500 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $19.11 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the nine months ended September 30, 2012 were valued at approximately $9.5 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $1.1 million and $3.8 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and nine months ended September 30, 2012, respectively. Approximately $0.7 million and $2.4 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three and nine months ended September 30, 2011, respectively. Approximately $13.6 million of the fair value of the restricted stock units remained unrecognized as of September 30, 2012. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of	Average
	Shares (#)	Fair Value ($)
Balance, December 31, 2011	603,882	$17.12
Granted	498,500	19.11
Vested	(200,812)	16.85
Forfeited	(37,919)	17.80

Balance, September 30, 2012	863,651	$18.30

13. Income Taxes

For the three months ended September 30, 2012, income tax expense was comprised of $15,000 for the current portion and $13,000 for the deferred portion. For the nine months ended September 30, 2012, income tax expense was comprised of $78,000 for the current portion and $65,000 for the deferred portion. The current portion primarily related to state, local, and foreign taxes. The deferred portion primarily related to U. S. Federal and State tax amounts.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2012 and December 31, 2011, the Company had deferred tax liabilities of $0.6 million including in other long-term liabilities on its consolidated balance sheet. There have been no significant changes in the Company’s valuation allowance in the three and nine months ended September 30, 2012.

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

Our total revenue was $54.8 million and $153.5 million for the three and nine months ended September 30, 2012, respectively. Our total revenue was $44.6 million and $105.1 million for the three and nine months ended September 30, 2011, respectively.

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

To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. This, as well as the introduction of our next generation OmniPod, is important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected demand for OmniPods.

We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.

Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2012, we incurred net losses of $12.4 million and $41.7 million, respectively. As of September 30, 2012, we had an accumulated deficit of $482.7 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of September 30, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the remainder of 2012 will be focused primarily on the FDA approval of our next generation OmniPod System in the United States, production capacity and launch of our next generation OmniPod System in certain European countries. Our next generation OmniPod System is now available in certain countries in Europe through our distribution partner, Ypsomed. Achieving these objectives is expected to require additional investments in certain personnel and initiatives to allow for us to increase our penetration in the United States and international markets. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near-term objectives will have a positive impact on our financial condition in the future.

We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next 12 months.

Acquisition of Neighborhood Diabetes

In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes provides more than 60,000 customers with Type 1 and Type 2 diabetes, primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across the three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash paid at closing, $6.6 million is being held in an escrow account to reimburse us and our affiliates, if necessary, for certain claims for which we and our affiliates are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

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

$62,348

In connection with acquisition of Neighborhood Diabetes, we incurred transaction costs of approximately $3.2 million, which consisted primarily of banking, legal, accounting and other administrative fees. These costs were recorded as general and administrative expense in the nine months ended September 30, 2011.

Financial Operations Overview

Revenue. We derived most of our revenue from the sale of the OmniPod System and other diabetes related products including blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals to customers and third-party distributors who resell the product to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We received FDA approval of the OmniPod System in January 2005 and began commercial sale in the U.S. in October 2005. We are currently selling our OmniPod System through our distribution agreement with Ypsomed in multiple countries, including Germany, the United Kingdom, the Netherlands and Switzerland. We entered into an amendment to the distribution agreement with Ypsomed in April 2012 which increased the number of countries and extended the expiration of the agreement for an additional year. We are currently selling our OmniPod System through our distribution agreement with GSK in Canada.

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

As of September 30, 2012 and December 31, 2011, we had deferred revenue of $1.1 million and $2.7 million, respectively. These amounts include product-related revenue, unrecognized amounts related to the Development Agreement, as well as the non-amortized portion of the Abbott agreement fee.

For the year ending December 31, 2012, we expect our revenue to continue increase as we leverage our high-touch patient model to gain new customers in the United States and are expanding in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce OmniPods in sufficient volumes as our patient base and awareness grows, the successful introduction of our next generation OmniPod System, and other risks and uncertainties.

Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and packaging costs related to the OmniPod System, the cost of products we acquire from third party suppliers, and costs incurred related to the Development Agreement. Cost of revenue will continue to increase in line with an increase in revenues.

Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of clinical studies and product development projects. We expense all research and development costs as incurred. For the remainder of the year ending December 31, 2012, we expect overall research and development spending to remain consistent with current levels as we finalize the validation of our next generation OmniPod System manufacturing lines with Flextronics and continue research and development work on potential new product introductions.

General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses for the remainder of 2012 to decrease from current levels.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses for the remainder of 2012 to increase from current levels as we continue expansion of our sales force to support the growth of our existing business and introduce our next generation OmniPod System.

Results of Operations

The following table presents certain statement of operations information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011	% Change
	(In thousands)			(In thousands)
Revenue	$54,752	$44,594	23%	$153,541	$105,063	46%
Cost of revenue	30,362	26,033	17%	86,524	58,431	48%

Gross profit	24,390	18,561	31%	67,017	46,632	44%
Operating expenses:
Research and development	6,559	4,638	41%	18,512	16,059	15%
General and administrative	12,731	11,379	12%	38,416	31,585	22%
Sales and marketing	13,571	12,312	10%	39,974	30,943	29%

Total operating expenses	32,861	28,329	16%	96,902	78,587	23%

Operating loss	(8,471)	(9,768)	13%	(29,885)	(31,955)	6%
Other expense, net	(3,918)	(3,794)	3%	(11,645)	(10,876)	7%
Income tax expense	(28)	—	100%	(143)	—	100%

Net loss	$(12,417)	$(13,562)	8%	$(41,673)	$(42,831)	3%

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Revenue

Our total revenue was $54.8 million and $153.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $44.6 million and $105.1 million, respectively, for the same periods in 2011. The increase in the three month period is due to continued adoption of the OmniPod System by patients in the United States and internationally, as well as expansion of sales of other diabetes supplies to our existing patient base. The increase in the nine month period was primarily related to the expansion of sales of other diabetes supplies to our existing patient base as a result of the June 2011 acquisition of Neighborhood Diabetes.

Cost of Revenue

Cost of revenue was $30.4 million and $86.5 million for the three and nine months ended September 30, 2012, respectively, as compared to $26.0 million and $58.4 million, respectively, for the same periods in 2011. The increase in cost of revenue is due to higher sales volumes as our patient base continues to increase.

Research and Development

Research and development expenses increased $2.0 million, or 41%, to $6.6 million for the three months ended September 30, 2012, compared to $4.6 million for the same period in 2011. The increase was primarily a result of a $0.8 million increase in products used for research and development, an increase of $0.8 million in outside services including additional requirements for regulatory approval of the next generation OmniPod System, and an increase of $0.4 million in employee related expenses including stock-based compensation.

Research and development expenses increased $2.4 million, or 15%, to $18.5 million for the nine months ended September 30, 2012, compared to $16.1 million for the same period in 2011. The increase was primarily a result of an increase of $2.2 million in outside services mainly related to the development and regulatory approval of the next generation OmniPod System and an increase of $1.8 million in employee related expenses including stock-based compensation. These increases were offset in part by a $1.6 million reduction in products used for research and development purposes.

General and Administrative

General and administrative expenses increased $1.3 million, or 12%, to $12.7 million for the three months ended September 30, 2012, compared to $11.4 million for the same period in 2011. This increase was primarily the result of an increase of $1.1 million related to sales and use tax compliance and a $0.6 million increase in product shipping expenses due to higher shipment volumes. These increases were offset by a decrease of $0.3 million in employee related expenses, including stock-based compensation.

General and administrative expenses increased $6.8 million, or 22%, to $38.4 million for the nine months ended September 30, 2012, compared to $31.6 million for the same period in 2011. This increase was a result of an increase in employee related expenses, including stock-based compensation, of $1.4 million, a $2.4 million increase in amortization expense on the customer relationship and tradename assets related to the June 2011 acquisition of Neighborhood Diabetes, a $1.7 million increase in product shipping expenses due to higher shipment volumes, a $1.2 million increase related to sales and use tax compliance, a $1.5 million increase in administrative and consulting services, and a $0.7 million increase in bad debt expense. These increases were offset in part by $3.2 million related to the transactions costs for the acquisition of Neighborhood Diabetes recorded in June 2011.

Sales and Marketing

Sales and marketing expenses increased $1.3 million, or 10%, to $13.6 million for the three months ended September 30, 2012, compared to $12.3 million for the same period in 2011. This increase was primarily a result of employee related expenses, including increased stock-based compensation expense of $1.4 million due to the on-going expansion of our sales force.

Sales and marketing expenses increased $9.1 million, or 29%, to $40.0 million for the nine months ended September 30, 2012, compared to $30.9 million for the same period in 2011. This increase was primarily a result of employee related expenses, including increased stock-based compensation expense of $8.2 million and additional outside services costs primarily related to customer support functions. Of the $8.2 million increase, $6.4 million relates to the operations of Neighborhood Diabetes which was acquired in June 2011.

Other Expense, Net

Other expense, net mainly consists of interest income and expense. Net interest expense was $3.9 million for the three months ended September 30, 2012 compared to $3.8 million for the same period in 2011. Net interest expense was $11.6 million for the nine months ended September 30, 2012 compared to $10.9 million for the same period in 2011. The increase in net interest expense for the three and nine months ended September 30, 2012 is primarily the result of additional interest expense due to the issuance of the 3.75% Notes (as defined below) and modification of the 5.375% Notes (as defined below) in June 2011.

Income Taxes

Income tax expense was $28,000 and $143,000 for the three and nine months ended September 30, 2012. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state, local and foreign taxes and the deferred portion primarily related to U.S. Federal and State tax amounts.

Liquidity and Capital Resources

We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes. The aggregate purchase price of approximately $62.4 million included approximately $37.9 million in cash paid at closing. Of the $37.9 million, $6.6 million is being held in an escrow account to reimburse us and our affiliates, if necessary, with respect to claims for which we and our affiliates are entitled to be indemnified pursuant to the applicable agreements. As of September 30, 2012, we had $63.4 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

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

Debt

At September 30, 2012 and December 31, 2011, we had outstanding convertible debt and related financing costs on our balance sheet as follows (in thousands):

	As of
	September 30, 2012	December 31, 2011
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(43,099)	(50,210)

Total debt	115,651	108,540
Current portion of long-term debt	14,134	—

Long-term debt	$101,517	$108,540

Deferred financing costs	$2,152	$2,597

Interest expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Contractual coupon interest	$1,549	$1,549	$4,647	$3,834
Accretion of debt discount	2,420	2,143	7,111	4,992
Other interest payments	—	—	—	1,992
Amortization of debt issuance costs	148	146	445	389

	$4,117	$3,838	$12,203	$11,207

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

We recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as non-cash interest expense over the five year term of the 5.375% Notes. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as non-cash interest expense over the five year term of the 5.375% Notes.

In June 2011, in connection with the issuance of $143.8 million in principal amount of 3.75% Convertible Notes due June 2016 (the “3.75% Notes”), we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. These investors’ combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See the section entitled “3.75% Convertible Senior Notes” below.

Cash interest expense related to the 5.375% Notes was $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. Cash interest expense related to the 5.375% Notes was $0.2 million and $2.5 million for the three and nine months ended September 30, 2011, respectively.

As of September 30, 2012, we included approximately $14.1 million on our balance sheet in the current portion of long-term debt related to the 5.375% Notes. The 5.375% Notes have a remaining term of 9 months.

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

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. At September 30, 2012, we determined that these derivatives had de minimus value.

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

Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. We recorded an additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The portion of the debt discount related to the value of the conversion feature was recorded as additional paid-in capital. The total debt discount of $25.8 million related to the modified debt is being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification which were recorded as interest expense at the time of the modification.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount is being amortized as non-cash interest expense over the five year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as non-cash interest expense over the five year term of the 3.75% Notes.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million and $4.0 million in the three and nine months ended September 30, 2012, respectively. Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in the three and nine months ended September 30, 2011.

We included $101.5 million on our balance sheet in long-term debt related to the 3.75% Notes at September 30, 2012. As of September 30, 2012, the 3.75% Notes have a remaining term of 3.75 years.

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash used in operating activities	$(23,466)	$(17,784)
Net loss	$(41,673)	$(42,831)

For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash expenses. Adjustments for non-cash items were approximately $25.5 million and $20.4 million in the nine months ended September 30, 2012 and 2011, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation and non-cash interest expense.

Uses of cash from operations in the nine months ended September 30, 2012 include an increase in accounts receivable of $9.3 million and an increase in inventories of $3.3 million, offset in part by a increase in accounts payable and accruals of $8.7 million. Uses of cash from operations in the nine months ended September 30, 2011 include a decrease in deferred revenue of $2.1 million offset by a reduction in accounts receivable of $3.8 million and an increase in accounts payable and accruals of $1.9 million.

Investing and Financing Activities

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011
	(In thousands)
Cash used in investing activities	$(8,936)	$(46,693)
Cash provided by financing activities	$1,890	$55,015

Cash used in investing activities in the nine months ended September 30, 2012 was primarily for the purchase of manufacturing equipment for use in the production of our next generation OmniPod System. Cash used in investing activities in the nine months ended September 30, 2011 primarily related to the acquisition of Neighborhood Diabetes. We paid approximately $37.9 million in cash as partial consideration for that acquisition.

Cash provided by financing activities in the nine months ended September 30, 2012 is mainly related to the net proceeds from the issuance of common stock in connection with the exercise of employee stock options. Cash provided by financing activities in the nine months ended September 30, 2011 mainly related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million principal of the 5.375% Notes for $85.1 million.

Commitments and Contingencies

We lease facilities in Massachusetts, New York, and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. We have extended the leases of our facilities in Bedford and Billerica, Massachusetts. Following these extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the leases. The leases in Woburn, Massachusetts, Singapore and New York, expire in June 2013, July 2013 and April 2015, respectively. As of September 30, 2012, we had an outstanding letter of credit which totaled $0.1 million to cover our security deposits for lease obligations.

During the nine months ended September 30, 2012, we terminated a lease for one of our corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements for the nine months ended September 30, 2012. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. That lease expires in September 2014 and includes escalating payments over its term.

Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.

The following table summarizes our principal obligations as of September 30, 2012 (in thousands):

	Payments Due in
Contractual Obligations	Total	2012 Remaining	2013	2014	2015	2016
Operating lease obligations	$2,749	$398	$1,392	$914	$45	$—
Debt obligations (1)	180,891	3,098	20,790	5,391	5,391	146,221

Total contractual obligations	$183,640	$3,496	$22,182	$6,305	$5,436	$146,221

(1)	The interest rate on the convertible debt is 5.375% and 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

At September 30, 2012, we are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, we have been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. We have recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet financing arrangements.

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

We offer a 45 day right of return for our OmniPod System sales to new patients, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of historical return data to our related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales. When doubt exists about reasonable assuredness of collectability from specific customers, we defer revenue from sales of products to those customers until payment is received.

In March 2008, we received a cash payment from Abbott for an agreement fee in connection with execution of the first amendment to the development and license agreement between us and Abbott. We are recognizing the agreement fee received from Abbott over the initial five year term of the agreement. In addition, Abbott agreed to pay us certain amounts for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain territories. We recognize revenue related to this portion of the Abbott agreement at the time we meet the criteria for revenue recognition, typically at the time the revenue is recognized on the sale of the PDM to the patient.

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

We had deferred revenue of $1.1 million as of September 30, 2012. The deferred revenue recorded as of September 30, 2012 was comprised of product-related revenue, unrecognized amounts related to the Development Agreement, as well as the non-amortized portion of the Abbott agreement fee.

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventory and fixed assets. We use a variety of factors to assess valuation, depending upon the asset. Actual results may differ materially from our estimates. Inventories are held at the lower of their cost or market value. We periodically review inventories for potential impairment based on quantities on hand and expectations of future use. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. We review long-lived assets, including property and equipment and intangibles, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We also review assets under construction to ensure certainty of their future installation and integration into the manufacturing process. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. We consider various valuation factors, principally planned use of the assets and discounted cash flows, to assess the fair values of long-lived assets.

Income Taxes

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, we had $0.2 million of unrecognized tax benefits recorded.

We have accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of our tax years remain open to examination by the major taxing jurisdictions to which we are subject.

For the three months ended September 30, 2012, income tax expense was comprised of $15,000 for the current portion and $13,000 for the deferred portion. For the nine months ended September 30, 2012, income tax expense was comprised of $78,000 for the current portion and $65,000 for the deferred portion. The current portion primarily relates to state, local, and foreign taxes. The deferred portion primarily relates to U. S. Federal and State tax amounts.

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

In the three and nine months ended September 30, 2012, we recorded $2.3 million and $7.5 million of stock-based compensation expense, respectively.

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

Intangibles and Other Long-Lived Assets

Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationships asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At September 30, 2012, intangibles assets related to the acquisition of Neighborhood Diabetes consisted of $21.8 million of customer relationships and $2.6 million of tradenames.

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

Warranty

We provide a four year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty reserves at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At September 30, 2012 the warranty reserve was $1.8 million.

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

In July 2012, the FASB issued ASU No. 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 gives a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the indefinite-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 15, 2012. We believe the adoption of ASU No. 2012-02 will have no material impact on our financial statements.

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

As of September 30, 2012, we had outstanding debt recorded on our consolidated balance sheet of $15.0 million related to our 5.375% Notes and $143.8 million related to our 3.75% Notes. These amounts were offset by related debt discounts of $43.1 million. As the interest rates on the 5.375% Notes and 3.75% Notes are fixed, changes in interest rates do not affect the value of our debt.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2012, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp., in United States District Court for the Central District of California. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to our business. We believe that the OmniPod System does not infringe these patents. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

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

We have updated or added the following risk factor to reflect our recent Medtronic litigation.

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

For example, in August 2010, BD filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages.

In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp., in United States District Court for the Central District of California. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages.

We believe we have meritorious defenses to these lawsuits; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. Both of these suits and any future patent claims to which we may be subject, regardless of outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: November 8, 2012	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2012	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and September 30, 2011 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.