Form 10-K/A
period 2011-12-31
INSULET CORP
filed 2013-02-28
CIK 1145197

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

INSULET CORPORATION

EXPLANATORY NOTE

We are filing this Amendment to our Annual Report on Form 10-K/A (the “Amended Report”), which was originally filed on Form 10-K on February 28, 2012 (the “Original Report” or “Annual Report on Form 10-K”), to reflect a restatement of our consolidated financial statements.

As discussed in Note 18 to our consolidated financial statements, subsequent to the issuance of the Original Report, we and our audit committee concluded that we should restate our consolidated balance sheet at December 31, 2011, and our consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2011 to correct the following errors:

In June 2011, we acquired all of the outstanding shares of privately-held Neighborhood Diabetes and accounted for the acquisition as a business combination. In connection with the acquisition, we recognized net deferred tax liabilities of $11.3 million. We also reduced our preexisting valuation allowance and goodwill, accordingly, through purchase accounting. Upon subsequent review, we determined that the $11.3 million reduction of our preexisting valuation allowance should have been reported as an income tax benefit and not as an adjustment to goodwill. We have corrected our statement of operations with respect to the income tax benefit generated as a result of the change in the valuation allowance.

In June 2011, we modified our outstanding convertible debt. Upon subsequent review, we determined that at the date of the modification we should have recognized approximately $5.5 million in additional deferred tax liability related to our debt. The recognition of this additional deferred tax liability would have resulted in a corresponding reduction of our preexisting valuation allowance and therefore had no effect on our statement of operations. We have corrected certain balance sheet amounts with respect to the presentation of our deferred tax assets and liabilities.

For reasons discussed above, we are filing this Amended Report in order to amend the following items in Part II of our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures

Other than minor conforming revisions made to Item 1A, none of the remaining Items of our Original Report are amended hereby and are repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, February 28, 2012, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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

Since our inception in 2000, we have incurred operating losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2011, our gross profit was $66.7 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2011, 2010 and 2009 were $45.8 million, $61.2 million and $72.3 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception and, as of December 31, 2011, we had an accumulated deficit of $429.7 million.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2011(4)(5)	2010	2009	2008	2007
	(Restated)	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$152,255	$96,966	$66,032	$36,059	$13,372
Cost of revenue	85,543	53,240	47,735	40,643	25,733

Gross profit (loss)	66,712	43,726	18,297	(4,584)	(12,361)

Operating expenses:
Research and development	21,863	16,566	13,231	13,104	10,391
General and administrative	44,083	26,667	26,842	23,750	13,922
Sales and marketing	43,233	34,695	37,583	39,734	16,141
Restructuring and impairment of assets(2)	—	4,431	—	8,170	1,027

Total operating expenses	109,179	82,359	77,656	84,758	41,481

Operating loss	(42,467)	(38,633)	(59,359)	(89,342)	(53,842)

Other income (expense), net	(14,576)	(22,526)	(12,985)	(5,429)	377
Change in value of preferred stock warrant liability	—	—	—	—	(74)
Income tax benefit	11,212	—	—	—	—

Net loss attributable to common shareholders	$(45,831)	$(61,159)	$(72,344)	$(94,771)	$(53,539)

Net loss per share basic and diluted	$(0.98)	$(1.54)	$(2.43)	$(3.43)	$(3.21)

Weighted-average number of shares used in calculating net loss per share(1)	46,689,880	39,607,899	29,727,106	27,611,003	16,688,418

	As of December 31,
	2011(4)(5)	2010	2009	2008	2007
	(Restated)	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$93,955	$113,274	$127,996	$56,663	$94,588
Working capital	$104,640	$123,507	$134,491	$71,531	$87,723
Total assets	$221,322	$156,233	$172,858	$108,233	$130,741
Current debt	$—	$—	$—	$—	$10,671
Long-term debt(3)	$108,540	$69,433	$89,136	$60,172	$16,006
Other long-term liabilities	$2,052	$1,619	$1,999	$2,987	$1,431
Total stockholders’ equity	$82,735	$66,231	$61,910	$28,106	$92,275

(1)	In connection with our initial public offering of common stock in May 2007, we sold 8.4 million shares of common stock and converted 45.8 million shares of redeemable convertible preferred stock into 17.4 million shares of common stock. In October 2009, we sold 6.9 million shares of common stock to the public. In December 2010, we sold 3.5 million shares of common stock to the public. In June 2011, we issued 1.2 million shares in connection with the acquisition of Neighborhood Diabetes. See Footnote 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

(3)	In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 15, 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors (the “Facility Agreement”). We repaid all amounts outstanding under the Facility Agreement in December 2010. In June 2011, we issued $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. See Footnote 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	On June 1, 2011, we completed the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies for an aggregate purchase price of approximately $37.9 million in cash and $24.4 million in common stock. Neighborhood Diabetes supplies its customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, and other products for the management and treatment of diabetes. See Footnote 3 to out consolidated financial statements in this Annual Report on Form 10-K.

(5)	Amounts have been restated to correct errors in the accounting for income taxes as described in Note 18 of our consolidated financial statements for the year ended December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Previously Issued Financial Statements

Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Notes 2, 3, 16, 17 and 18 to our consolidated financial statements, of our results for the three and six months ended June 30, 2011, the nine months ended September 30, 2011 and the year ended December 31, 2011. The following tables summarize the effect of the restatement by major financial statement line item for the three and six months ended June 30, 2011, the nine months ended September 30, 2011 and the year ended December 31, 2011 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $1.2 million at June 30, 2011 and September 30, 2011 and an increase of $0.9 million at December 31, 2011, an increase in goodwill of $11.3 million at June 30, 2011 and September 30, 2011 and $10.9 million at December 31, 2011, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $1.2 million at June 30, 2011 and September 30, 2011 and $0.4 million at December 31, 2011. The restatement resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011, the nine months ended September 30, 2011 and the year ended December 31, 2011. The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

Consolidated Balance Sheet

	June 30, 2011		September 30, 2011		December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)
Prepaid expenses and other current assets	$4,770	$5,991	$3,653	$4,874	$2,802	$3,652
Total current assets	147,834	149,055	137,857	139,078	131,785	132,635
Goodwill	26,727	38,066	26,164	37,503	26,647	37,536
Total assets	226,190	238,750	215,780	228,340	209,583	221,322
Other long-term liabilities	1,303	2,524	1,260	2,481	1,652	2,052
Total liabilities	132,091	133,312	132,340	133,561	138,187	138,587
Accumulated deficit	(413,122)	(401,783)	(426,684)	(415,345)	(441,023)	(429,684)
Total stockholders’ equity	94,099	105,438	83,440	94,779	71,396	82,735
Total liabilities and stockholders’ equity	226,190	238,750	215,780	228,340	209,583	221,322

Consolidated Statement of Operations

	Three Months Ended		Six Months Ended		Nine Months Ended		Year Ended
	June 30, 2011		June 30, 2011		September 30, 2011		December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Income tax benefit (expense)	$—	$11,339	$—	$11,339	$—	$11,339	$(127)	$11,212
Net loss	(19,423)	(8,084)	(29,269)	(17,930)	(42,831)	(31,492)	(57,170)	(45,831)
Net loss per share basic and diluted	(0.42)	(0.17)	(0.64)	(0.39)	(0.92)	(0.68)	(1.22)	(0.98)

Consolidated Statement of Cash Flows

	Six Months Ended		Nine Months Ended		Year Ended
	June 30, 2011		September 30, 2011		December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)
Net loss	$(29,269)	$(17,930)	$(42,831)	$(31,492)	$(57,170)	$(45,831)
Deferred tax provision	—	(11,339)	—	(11,339)	—	(11,289)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(434)	(1,655)	851	(370)	1,703	853
Other long-term liabilities	(316)	905	(359)	862	(417)	383

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in our consolidated statement of cash flows for the six months ended June 30, 2011, the nine months ended September 30, 2011, and the year ended December 31, 2011.

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

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2011, 2010 and 2009, we incurred net losses of $45.8 million, $61.2 million and $72.3 million, respectively. As of December 31, 2011, we had an accumulated deficit of $429.7 million. We have financed our operations through the private placement of debt and equity securities, public offerings of our common stock and issuances of convertible debt and borrowings under certain other debt agreements. As of December 31, 2011, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, approximately $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016. Since our inception, we have received net proceeds of $593.5 million from the issuance of redeemable convertible preferred stock, common stock and debt.

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

We have accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with our results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the year ended December 31, 2011, we included approximately $35.3 million of revenue related to pharmacy, testing supplies, insulin pumps and pump supplies serviced by Neighborhood Diabetes. If the acquisition had occurred as of January 1, 2010, consolidated revenue would have been approximately $177.3 million and $156.7 million for the years ended December 31, 2011 and 2010, respectively, and consolidated net loss would have been approximately $47.0 million and $59.0 million for the years ended December 31, 2011 and 2010, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The purchase price (restated) has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	$5,387
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	38,066
Other assets	233
Accounts payable	4,109
Accrued expenses	1,700
Deferred tax liabilities	11,339
Other long-term liabilities	59

$62,348

For the year ended December 31, 2011 we recorded certain adjustments to the initial purchase price accounting. The adjustments to goodwill are as follows (in thousands):

Purchase accounting adjustments offset to goodwill
Collection of fully reserved receivable	$(510)
Other	(20)

Total	$(530)

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

Results of Operations for the Fiscal Years Ended December 31, 2011, 2010 and 2009

The following table presents certain statement of operations information for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,			Year Ended December 31,
	2011 (Restated)	2010	% Change	2010	2009	% Change
	(Dollar amounts in thousands)
Revenue	$152,255	$96,966	57%	$96,966	$66,032	47%
Cost of revenue	85,543	53,240	61%	53,240	47,735	12%

Gross profit	66,712	43,726	53%	43,726	18,297	139%
Operating expenses:
Research and development	21,863	16,566	32%	16,566	13,231	25%
General and administrative	44,083	26,667	65%	26,667	26,842	1%
Sales and marketing	43,233	34,695	25%	34,695	37,583	8%
Restructuring and impairment of assets	—	4,431	100%	4,431	—	100%

Total operating expenses	109,179	82,359	33%	82,359	77,656	6%

Operating loss	(42,467)	(38,633)	10%	(38,633)	(59,359)	35%
Other expense, net	(14,576)	(22,526)	35%	(22,526)	(12,985)	73%
Income tax benefit	11,212	—	100%	—	—	0%

Net loss	$(45,831)	$(61,159)	25%	$(61,159)	$(72,344)	15%

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

Income Tax Benefit

Income tax benefit was $11.2 million in the year ended December 31, 2011. The income tax benefit was primarily generated as a result of the deferred tax liabilities acquired with the Neighborhood Diabetes acquisition. These deferred tax liabilities were used to offset our preexisting deferred tax assets reducing the amount of the valuation allowance required in that period. No income tax benefit or expense was recorded in the year ended December 31, 2010.

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

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2011 (Restated)	2010	2009
	(In thousands)
Cash used in operating activities	$(25,452)	$(35,625)	$(49,323)
Net loss	$(45,831)	$(61,159)	$(72,344)

Net cash used in operating activities in the years ended December 31, 2011, 2010 and 2009, primarily represents amounts utilized to fund operating losses. The decrease of $10.2 million of cash used in operating activities for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily to the increase in revenue combined with our ability to maintain our gross margins at approximately 45% as well as cost containment initiatives we implemented as we strive to become profitable. Cash used in operating activities in the year ended December 31, 2011 is primarily a result of our net loss of $45.8 million offset by non-cash expenses of $17.8 million such as amortization of debt discount, non-cash interest, deferred tax provision, depreciation and amortization, stock-based compensation and bad debt expense. Cash used in operating activities in the year ended December 31, 2011 includes an increase in accounts payable and accrued expenses of $4.7 million, an increase in net accounts receivable of $3.6 million and a reduction of deferred revenue of $1.7 million. These increases are mainly attributable to our acquisition of Neighborhood Diabetes and were offset by a decrease in inventory of $1.9 million.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. At December 31, 2011, we determined that our deferred tax assets were not more likely than not to be realized and recorded a full valuation allowance of $129.2 million to reduce our deferred tax assets to the amount that will more likely than not be realized.

We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) on accounting for uncertainty in income taxes recognized in our financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011 and 2010 we had $0.2 million of unrecognized tax benefits recorded.

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

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective controls over the accounting for income taxes.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2011, in order to restate the financial statements for the year ended December 31, 2011 and to restate the financial information for the second, third and fourth quarters of 2011. As a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective internal controls over the accounting for income taxes. Specifically, our processes and procedures did not provide for adequate and timely analysis of the appropriate income tax accounting related to our acquisition of Neighborhood Diabetes and our modification of convertible debt in 2011.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2011, in order to restate the financial statements for the year ended December 31, 2011, and to restate the financial information for the second, third and fourth quarters of 2011. As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

In our original report dated February 28, 2012, we expressed an unqualified opinion that Insulet Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the accounting for income taxes, and has further concluded that such deficiency represented a material weakness as of December 31, 2011. As a result, management has revised its assessment, as presented in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, to conclude that Insulet Corporation’s internal control over financial reporting was not effective as of December 31, 2011.

Accordingly, our present opinion on the effectiveness of Insulet Corporation’s internal control over financial reporting as of December 31, 2011, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and this report does not affect our report dated February 28, 2012, except for Note 18, as to which the date is February 28, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Insulet Corporation has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

Boston, Massachusetts

February 28, 2012, except for the effect of

the material weakness described in the

seventh paragraph above, as to which the date

is February 28, 2013

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

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer

Date: February 28, 2013

/s/ Brian Roberts
Brian Roberts
Chief Financial Officer

Date: February 28, 2013

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of Insulet Corporation hereby severally constitute and appoint Duane DeSisto and Brian Roberts, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this report, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 28, 2013.

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Roberts Brian Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Liamos Charles Liamos	Chief Operating Officer and Director

/s/ * Sally Crawford	Director

/s/ * Daniel Levangie	Director

Signature	Title

/s/ * Ross Jaffe, M.D.	Director

/s/ * Steven Sobieski	Director

/s/ * Regina Sommer	Director

/s/ * Joseph Zakrzewski	Director

COMPANY NAME

*By:	/s/ Brian Roberts
Brian Roberts
Attorney-in-fact

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number	Description
2.1(20)	Merger Agreement by and among Insulet Corporation, Nectar Acquisition I Corporation, a Delaware corporation and wholly owned subsidiary of Insulet Corporation, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dated as of June 1, 2011

3.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Amended and Restated By-laws of the Registrant

4.1(1)	Specimen Stock Certificate

4.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

4.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent

4.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation

4.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent

4.8(21)	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank National Association, as Trustee

4.9(22)	Form of 3.75% Convertible Senior Note due 2016

10.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002

10.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004

10.3(1)	Insulet Corporation 2000 Stock Option and Incentive Plan

10.4(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan

10.5(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan

10.6(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10 .7(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.8(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005

10.9(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006

10.10(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers

Number	Description
10.11(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007

10.12(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007

10.13(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation.

10.14(7)	Executive Severance Plan

10.15(9)	Amended and Restated 2007 Stock Option and Incentive Plan

10.16(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

10.17(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein
10.18(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein

10.19(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein

10.20(15)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated July 16, 2009

10.21(16)	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan

10.22(17)	Second Amendment to Facility Agreement, dated June 17, 2010, by and between Insulet Corporation and the lenders named therein.

10.23(18)+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG

10.24(19)+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between Abbott Diabetes Care, Inc., formerly known as TheraSense, Inc., and Insulet Corporation

10.25(23)	Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010

10.26(24)	Offer Letter by and between Insulet Corporation and Charles Liamos

12.1(25)	Insulet Corporation Statement Regarding Computation of Ratios of Earnings to Fixed Charges

21.1(26)	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101**	The following materials from Insulet Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(15)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2009

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 7, 2010

(17)	Incorporated by reference to our Current Report on Form 8-K, filed June 21, 2010

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(20)	Incorporated by reference to our Current Report on Form 8-K, filed June 7, 2011

(21)	Incorporated by reference to our Current Report on Form 8-K, filed July 5, 2011

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 8, 2009

(23)	Incorporated by reference to our Annual Report on Form 10-K, filed March 10, 2011

(24)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011

(25)	Incorporated by reference to our Registration Statement on Form S-3, filed June 22, 2011

(26)	Incorporated by reference to our Annual Report on Form 10-K, filed February 28, 2012

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2011 have been restated to correct errors in the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012, except for the effect of the material weakness described in the seventh paragraph of that report, as to which the date is February 28, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2012, except for Note 18,

as to which the date is

February 28, 2013

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2011 (Restated)	As of December 31, 2010
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$93,955	$113,274
Accounts receivable, net	23,190	16,841
Inventories	11,838	11,430
Prepaid expenses and other current assets	3,652	912

Total current assets	132,635	142,457
Property and equipment, net	19,422	12,522
Intangible assets, net	29,002	—
Goodwill	37,536	—
Other assets	2,727	1,254

Total assets	$221,322	$156,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,418	$4,895
Accrued expenses	13,064	9,808
Deferred revenue	2,582	4,247
Other current liabilities	931	—

Total current liabilities	27,995	18,950
Long-term debt	108,540	69,433
Other long-term liabilities	2,052	1,619

Total liabilities	138,587	90,002
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2011 and 2010 Issued: zero shares at December 31, 2011 and 2010	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2011 and 2010 Issued: 47,504,131 and 45,440,839 shares at December 31, 2011 and 2010, respectively	48	45
Additional paid-in capital	512,371	450,039
Accumulated deficit	(429,684)	(383,853)

Total stockholders’ equity	82,735	66,231

Total liabilities and stockholders’ equity	$221,322	$156,233

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011 (Restated)	2010	2009
	(In thousands, except share and per share data)
Revenue	$152,255	$96,966	$66,032
Cost of revenue	85,543	53,240	47,735

Gross profit	66,712	43,726	18,297
Operating expenses:
Research and development	21,863	16,566	13,231
General and administrative	44,083	26,667	26,842
Sales and marketing	43,233	34,695	37,583
Restructuring and impairment of assets	—	4,431	—

Total operating expenses	109,179	82,359	77,656

Operating loss	(42,467)	(38,633)	(59,359)

Interest income	139	168	241
Interest expense	(14,715)	(22,694)	(13,226)

Other expense, net	(14,576)	(22,526)	(12,985)

Loss before income taxes	(57,043)	(61,159)	(72,344)
Income tax benefit	11,212	—	—

Net loss	$(45,831)	$(61,159)	$(72,344)

Net loss per share basic and diluted	$(0.98)	$(1.54)	$(2.43)

Weighted-average number of shares used in calculating net loss per share	46,689,880	39,607,899	29,727,106

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	27,778,921	$29	$278,427	$(250,350)	$28,106
Exercise of options to purchase common stock	191,232	—	577	—	577
Issuance for employee stock purchase plan	29,442	—	273	—	273
Stock-based compensation expense	—	—	4,161	—	4,161
Issuance of common stock, net of offering costs of $4.6 million	9,755,659	10	95,454	—	95,464
Issuance of warrants in connection with debt	—	—	5,673	—	5,673
Net loss	—	—	—	(72,344)	(72,344)

Balance at December 31, 2009	37,755,254	$39	$384,565	$(322,694)	$61,910
Exercise of options to purchase common stock	470,561	—	3,040	—	3,040
Issuance for employee stock purchase plan	15,024	—	229	—	229
Stock-based compensation expense	—	—	5,025	—	5,025
Issuance of common stock, net of offering costs of $2.3 million	3,450,000	3	45,446	—	45,449
Exercise of warrants to purchase common stock	3,750,000	3	11,734	—	11,737
Net loss	—	—	—	(61,159)	(61,159)

Balance at December 31, 2010	45,440,839	$45	$450,039	$(383,853)	$66,231
Exercise of options to purchase common stock	743,341	1	5,241	—	5,242
Issuance for employee stock purchase plan	12,429	—	253	—	253
Stock-based compensation expense	—	—	7,683	—	7,683
Restricted stock units vested, net of shares withheld for taxes	109,891	—	(946)	—	(946)
Issuance of common stock for acquisition, net of transaction fees	1,197,631	2	24,186	—	24,188
Allocation of fair value of convertible debt to equity	—	—	25,915	—	25,915
Net loss (Restated)	—	—	—	(45,831)	(45,831)

Balance at December 31, 2011 (Restated)	47,504,131	$48	$512,371	$(429,684)	$82,735

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011 (Restated)	2010	2009
	(In thousands)
Cash flows from operating activities
Net loss	$(45,831)	$(61,159)	$(72,344)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,503	5,077	5,222
Amortization of debt discount	7,211	13,265	5,585
Stock-based compensation expense	7,734	5,064	4,202
Provision for bad debts	3,165	3,317	5,020
Restructuring and impairment of assets	—	4,432	—
Non-cash interest expense	2,525	1,779	677
Deferred tax provision	(11,289)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,617)	(5,196)	(6,972)
Inventories	1,879	(1,343)	5,843
Deferred revenue	(1,665)	277	1,593
Prepaid expenses and other assets	853	381	646
Accounts payable, accrued expenses, and other liabilities	4,697	(1,139)	1,487
Other long-term liabilities	383	(380)	(282)

Net cash used in operating activities	(25,452)	(35,625)	(49,323)

Cash flows from investing activities
Purchases of property and equipment	(11,114)	(6,549)	(3,140)
Acquisition of Neighborhood Diabetes	(37,855)	—	—

Net cash used in investing activities	(48,969)	(6,549)	(3,140)

Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	138,783	—	56,879
Payment of transaction fees related to the credit facility amendment	—	(468)	—
Principal payments of long term debt	(88,195)	(32,500)	(27,500)
Proceeds from exercise of warrants	—	11,737	—
Proceeds from issuance of common stock, net of offering expenses	4,514	48,683	94,417

Net cash provided by financing activities	55,102	27,452	123,796

Net increase (decrease) in cash and cash equivalents	(19,319)	(14,722)	71,333
Cash and cash equivalents, beginning of year	113,274	127,996	56,663

Cash and cash equivalents, end of year	$93,955	$113,274	$127,996

Supplemental disclosure of cash flow information
Cash paid for interest	$5,173	$8,087	$6,823
Cash paid for taxes	$263	$11	$—
Non-cash financing activities
Allocation of fair value of warrants from net proceeds from issuance of Facility Agreement	$—	$—	$6,065
Issuance of common stock for the acquisition of Neighborhood Diabetes	$24,432	$—	$—

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

2.	Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed below and further described in Note 18, the Company restated its financial results for the year ended December 31, 2011 to correct errors in the accounting for income taxes.

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes and accounted for the acquisition as a business combination. In connection with the acquisition, the Company recognized net deferred tax liabilities of $11.3 million. The Company also reduced its preexisting valuation allowance and goodwill, accordingly, through purchase accounting. Upon subsequent review, the Company determined that the $11.3 million reduction of its preexisting valuation allowance should have been reported as an income tax benefit and not as an adjustment to goodwill. The Company has corrected its statement of operations with respect to the income tax benefit generated as a result of the change in the valuation allowance.

In June 2011, the Company modified its outstanding convertible debt. Upon subsequent review, the Company determined that at the date of the modification it should have recognized approximately $5.5 million in additional deferred tax liability related to its debt. The recognition of this additional deferred tax liability would have resulted in a corresponding reduction of the Company’s preexisting valuation allowance and therefore had no effect on its statement of operations. The Company has corrected certain balance sheet amounts with respect to the presentation of its deferred tax assets and liabilities.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at December 31, 2011, an increase in goodwill of $10.9 million at December 31, 2011, and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at December 31, 2011. The restatement also resulted in an increase in tax benefit of $11.3 million in the year ended December 31, 2011. The restatement had no effect on amounts reported in periods prior to the quarter ended June 30, 2011.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011 and 2010, the Company had $0.2 million of unrecognized tax benefits.

The Company files federal and state tax returns. The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income, all of the Company’s tax years may be subject to examination.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 1, 2011, the date the acquisition was completed. For the year ended December 31, 2011, the Company included and consolidated approximately $35.3 million of revenue from the sale of pharmacy, testing supplies, insulin pumps and pump supplies serviced by Neighborhood Diabetes. If the acquisition had occurred as of January 1, 2010, consolidated

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue would have been approximately $177.3 million and $156.7 million for the years ended December 31, 2011 and 2010, respectively and consolidated net loss would have been approximately $47.0 million and $59.0 million for the years ended December 31, 2011 and 2010, respectively. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The purchase price (restated) has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	$5,387
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	38,066
Other assets	233
Accounts payable	4,109
Accrued expenses	1,700
Deferred tax liabilities	11,339
Other long-term liabilities	59

$62,348

In the year ended December 31, 2011 the Company recorded certain adjustments to the initial purchase price accounting. The adjustments to goodwill are as follows (in thousands):

Purchase accounting adjustments offset to goodwill
Collection of fully reserved receivable	$(510)
Other	(20)

Total	$(530)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the year ended December 31, 2011, income tax benefit was primarily comprised of an $11.3 million deferred tax benefit resulting from a change in the valuation allowance for preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition and current tax expense of $77,000 primarily related to state and local taxes. For the year ended December 31, 2010 there was no income tax benefit or expense.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2011 (Restated)	2010
Tax at U.S. statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	1.88	(3.48)
Tax credits	(2.07)	(0.80)
State apportionment	—	7.98
Change in valuation allowance	11.65	27.14
Other	2.88	3.16

Effective income tax rate	(19.66)%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2011 (Restated)	2010
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$141,000	$125,814
Start up expenditures	2,142	2,422
Tax credits	7,352	6,172
Gain/loss on impairments	—	4,066
Bad debt	2,589	2,032
Depreciation & amortization	2,102	—
Other	4,040	5,018
Deferred tax liabilities:
Prepaids	(657)	(270)
Depreciation	(114)	(1,401)
Amortization of acquired intangible assets	(10,696)	—
Amortization of debt discount	(18,535)	(5,825)
Goodwill	(48)	—

	129,175	138,028
Valuation allowance	$(129,223)	$(138,028)

Net deferred tax liabilities	$(48)	$—

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $129.2 million valuation allowance at December 31, 2011 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company also provided a valuation allowance for the full amount of its net deferred tax asset for the year ended December 31, 2010 because realization of any future tax benefit was not sufficiently assured. In the year ended December 31, 2011, the Company’s valuation allowance

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

decreased by $8.8 million to $129.2 million from the balance at December 31, 2010 of $138.0 million. The change in the valuation allowance is primarily attributable to deferred tax liabilities related to the Neighborhood Diabetes acquisition and the additional deferred tax liabilities related to the modification of the debt offset by an increase in net operating loss carryforwards.

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

At December 31, 2011, the Company included $0.9 million of current deferred tax assets in prepaid expenses and other current assets and $0.9 million of non-current deferred tax liabilities in other long-term liabilities on its balance sheet. No amounts were included on its balance sheet at December 31, 2010.

At December 31, 2011, the Company had approximately $372.3 million, $277.5 million and $7.4 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 and will continue to expire through 2031 for federal tax purposes and began to expire in 2005 and will continue to expire through 2031 for state tax purposes. At December 31, 2010, the Company had approximately $324.1 million, $301.8 million and $6.2 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

17.	Quarterly Data (Unaudited)

	2011 Quarters ended
	December 31 (Restated)	September 30 (Restated)	June 30 (Restated)	March 31
	(In thousands, except per share data)
Revenue	$47,192	$44,594	$32,211	$28,258
Gross profit	$20,080	$18,561	$14,538	$13,533
Net loss	$(14,337)	$(13,562)	$(8,084)	$(9,848)
Net loss per share	$(0.30)	$(0.29)	$(0.17)	$(0.22)

	2010 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$27,767	$25,455	$22,937	$20,807
Gross profit	$13,826	$11,629	$9,886	$8,385
Net loss	$(20,858)	$(12,100)	$(13,711)	$(14,491)
Net loss per share	$(0.50)	$(0.30)	$(0.36)	$(0.38)

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As further described in Note 18, the Company restated its financial results for the second, third and fourth quarters of the year ended December 31, 2011 to reflect the correction of the accounting for income taxes. The following tables summarize the effect of the restatement by major financial statement line item in the three and six months ended June 30, 2011 and the nine months ended September 30, 2011 (in thousands). The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $1.2 million at June 30, 2011 and September 30, 2011, an increase in goodwill of $11.3 million at June 30, 2011 and September 30, 2011, and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $1.2 million at June 30, 2011 and September 30, 2011. The restatement also resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011 and the nine months ended September 30, 2011.

Consolidated Balance Sheet

	June 30, 2011		September 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated

	(unaudited)		(unaudited)
Prepaid expenses and other current assets	$4,770	$5,991	$3,653	$4,874
Total current assets	147,834	149,055	137,857	139,078
Goodwill	26,727	38,066	26,164	37,503
Total assets	226,190	238,750	215,780	228,340
Other long-term liabilities	1,303	2,524	1,260	2,481
Total liabilities	132,091	133,312	132,340	133,561
Accumulated deficit	(413,122)	(401,783)	(426,684)	(415,345)
Total stockholders’ equity	94,099	105,438	83,440	94,779
Total liabilities and stockholders’ equity	226,190	238,750	215,780	228,340

Consolidated Statement of Operations

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		Nine Months Ended September 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Income tax benefit (expense)	$—	$11,339	$—	$11,339	$—	$11,339
Net loss	(19,423)	(8,084)	(29,269)	(17,930)	(42,831)	(31,492)
Net loss per share basic and diluted	(0.42)	(0.17)	(0.64)	(0.39)	(0.92)	(0.68)

Consolidated Statement of Cash Flows

	Six Months Ended		Nine Months Ended
	June 30, 2011		September 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)
Net loss	$(29,269)	$(17,930)	$(42,831)	$(31,492)
Deferred tax provision	—	(11,339)	—	(11,339)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(434)	(1,655)	851	(370)
Other long-term liabilities	(316)	905	(359)	862

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in the Company’s consolidated statement of cash flows for the six months ended June 30, 2011 and nine months ended September 30, 2011.

18.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company and its audit committee concluded that it should restate its consolidated balance sheet at December 31, 2011, and its consolidated statements of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2011 to correct the following errors:

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes and accounted for the acquisition as a business combination. In connection with the acquisition, the Company recognized net deferred tax liabilities of $11.3 million. The Company also reduced its preexisting valuation allowance and goodwill, accordingly, through purchase accounting. Upon subsequent review, the Company determined that the $11.3 million reduction of its preexisting valuation allowance should have been reported as an income tax benefit and not as an adjustment to goodwill. The Company has corrected its statement of operations with respect to the income tax benefit generated as a result of the change in the valuation allowance.

In June 2011, the Company modified its outstanding convertible debt. Upon subsequent review, the Company determined that at the date of the modification it should have recognized approximately $5.5 million in additional deferred tax liability related to its debt. The recognition of this additional deferred tax liability would have resulted in a corresponding reduction of its preexisting valuation allowance and therefore had no effect on its statement of operations. The Company has corrected certain balance sheet amounts with respect to the presentation of its deferred tax assets and liabilities.

The following tables summarize the effect of the restatement by major financial statement line item in the year ended December 31, 2011 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at December 31, 2011, an increase in goodwill of $10.9 million at December 31, 2011, and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at December 31, 2011. The restatement also resulted in an increase in tax benefit of $11.3 million in the year ended December 31, 2011.

Consolidated Balance Sheet

	December 31, 2011
	As Previously Reported	As Restated
Prepaid expenses and other current assets	$2,802	$3,652
Total current assets	131,785	132,635
Goodwill	26,647	37,536
Total assets	209,583	221,322
Other long-term liabilities	1,652	2,052
Total liabilities	138,187	138,587
Accumulated deficit	(441,023)	(429,684)
Total stockholders’ equity	71,396	82,735
Total liabilities and stockholders’ equity	209,583	221,322

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Operations

	Year Ended December 31, 2011
	As Previously Reported	As Restated
Income tax benefit (expense)	$(127)	$11,212
Net loss	(57,170)	(45,831)
Net loss per share basic and diluted	(1.22)	(0.98)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2011
	As Previously Reported	As Restated
Net loss	$(57,170)	$(45,831)
Deferred tax provision	—	(11,289)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,703	853
Other long-term liabilities	(417)	383

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in the Company’s consolidated statement of cash flows for the year ended December 31, 2011.

Financial information included in the accompanying financial statements and the notes thereto reflect the effects of the corrections described above.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our accounts receivable and deferred tax valuation reserve accounts:

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance End of Period
	(In thousands)
Year Ended December 31, 2011
Allowance for doubtful accounts	$5,432	$3,165	$1,576	$7,021

Deferred tax valuation allowance	$138,028	$27,047	$35,852	$129,223

Year Ended December 31, 2010
Allowance for doubtful accounts	$7,190	$3,317	$5,075	$5,432

Deferred tax valuation allowance	$121,432	$23,937	$7,341	$138,028

Year Ended December 31, 2009
Allowance for doubtful accounts	$3,800	$5,020	$1,630	$7,190

Deferred tax valuation allowance	$90,286	$34,016	$2,870	$121,432