Form 10-Q/A
period 2012-03-31
INSULET CORP
filed 2013-02-28
CIK 1145197

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Report”), which was originally filed on Form 10-Q on May 9, 2012 (the “Original Report” or “Quarterly Report” on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

As discussed in Note 14 to our consolidated financial statements, subsequent to the issuance of the Original Report, we and our audit committee concluded that we should restate our consolidated balance sheets at December 31, 2011 and March 31, 2012, to correct the following errors:

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

For reasons discussed above, we are filing this Amended Report in order to amend the following items in Part I of our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amended Report:

•	Item 1. Consolidated Financial Statements (unaudited)

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 4. Controls and Procedures

None of the remaining Items of our Original Report are amended hereby and are repeated herein solely for the reader’s convenience.

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, May 9, 2012, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of March 31, 2012 (Restated)	As of December 31, 2011 (Restated)
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$83,006	$93,955
Accounts receivable, net	26,197	23,190
Inventories	14,703	11,838
Prepaid expenses and other current assets	4,313	3,652

Total current assets	128,219	132,635
Property and equipment, net	19,947	19,422
Intangible assets, net	27,332	29,002
Goodwill	37,536	37,536
Other assets	2,647	2,727

Total assets	$215,681	$221,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,107	$11,418
Accrued expenses	12,916	13,064
Deferred revenue	2,631	2,582
Other current liabilities	926	931

Total current liabilities	32,580	27,995
Long-term debt	110,844	108,540
Other long-term liabilities	2,040	2,052

Total liabilities	145,464	138,587
Stockholders’ Equity
Preferred stock, $.001 par value:

Authorized: 5,000,000 shares at March 31, 2012 and December 31, 2011. Issued and outstanding: zero shares at March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2012 and December 31, 2011. Issued and outstanding: 47,712,076 and 47,504,131 shares at March 31, 2012 and December 31, 2011, respectively	48	48
Additional paid-in capital	514,633	512,371
Accumulated deficit	(444,464)	(429,684)

Total stockholders’ equity	70,217	82,735

Total liabilities and stockholders’ equity	$215,681	$221,322

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

2. Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed below and further described in Note 14, the Company restated its financial results for the quarter ended March 31, 2012 to correct errors in the accounting for income taxes.

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

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at March 31, 2012, an increase in goodwill of $10.9 million at March 31, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at March 31, 2012.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.

The Company has accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of the Company’s tax years may be subject to examination.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2012, interest and penalties were immaterial to the consolidated financial statements.

For the three months ended March 31, 2012, income tax expense was comprised of $20,000 for the current portion and $26,000 for the deferred portion. The current portion is primarily related to state, local, and foreign taxes. The deferred portion is primarily related to U. S. Federal tax amounts. No income tax expense was recorded for the three months ended March 31, 2011.

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

The purchase price (restated) has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	$5,897
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	37,536
Other assets	253
Accounts payable	4,109
Accrued expenses	1,700
Deferred tax liabilities	11,339
Other long-term liabilities	59

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

13. Income Taxes

For the three months ended March 31, 2012, income tax expense was comprised of $20,000 for the current portion and $26,000 for the deferred portion. The current portion is primarily related to state, local, and foreign taxes. The deferred portion is primarily related to U. S. Federal tax amounts. No income tax expense was recorded for the three months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2012 and December 31, 2011, the Company included $0.9 million of current deferred tax assets in prepaid expenses and other current assets and $0.9 million of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.

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

14. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, the Company and its audit committee concluded that it should restate its consolidated balance sheet at March 31, 2012 to correct the following errors:

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

The following table summarizes the effect of the restatement by major financial statement line item for the three months ended March 31, 2012 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at March 31, 2012, an increase in goodwill of $10.9 million at March 31, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at March 31, 2012.

	March 31, 2012
	As Previously Reported	As Restated

	(unaudited)
Prepaid expenses and other current assets	$3,463	$4,313
Total current assets	127,369	128,219
Goodwill	26,647	37,536
Total assets	203,942	215,681
Other long-term liabilities	1,640	2,040
Total liabilities	145,064	145,464
Accumulated deficit	(455,803)	(444,464)
Total stockholders’ equity	58,878	70,217

Total liabilities and stockholders’ equity	203,942	215,681

The restatement had no effect on the previously reported amounts in the Company’s consolidated statement of operations and cash flows for the three months ended March 31, 2012 and 2011.

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

Restatement of Previously Issued Financial Statements

Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Notes 2, 3, 13 and 14 to our consolidated financial statements. The following table summarizes the effect of the restatement by major financial statement line item for the three months ended March 31, 2012 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at March 31, 2012, an increase in goodwill of $10.9 million at March 31, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at March 31, 2012. The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

	March 31, 2012
	As Previously Reported	As Restated

	(unaudited)
Prepaid expenses and other current assets	$3,463	$4,313
Total current assets	127,369	128,219
Goodwill	26,647	37,536
Total assets	203,942	215,681
Other long-term liabilities	1,640	2,040
Total liabilities	145,064	145,464
Accumulated deficit	(455,803)	(444,464)
Total stockholders’ equity	58,878	70,217

Total liabilities and stockholders’ equity	203,942	215,681

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

Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2012 and 2011, we incurred net losses of $14.8 million and $9.8 million, respectively. As of March 31, 2012, we had an accumulated deficit of $444.5 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock and issuances of convertible debt and borrowings under certain other debt agreements. As of March 31, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, approximately $15 million matures in June 2013 and approximately $143.8 million matures in June 2016.

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

The purchase price (restated) has been allocated as follows (in thousands):

Calculation of allocable purchase price:
Cash	$37,855
Common stock	24,432
Contingent consideration obligations	61

Total allocable purchase price	$62,348

Allocation of purchase price:
Accounts receivable	$5,897
Inventories	2,336
Prepaid expenses and other current assets	242
Property and equipment	391
Customer relationships	30,100
Tradenames	2,800
Goodwill	37,536
Other assets	253
Accounts payable	4,109
Accrued expenses	1,700
Deferred tax liabilities	11,339
Other long-term liabilities	59

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. At March 31, 2012, we determined that our deferred tax assets were not more likely than not to be realized and recorded a full valuation allowance to reduce our deferred tax assets to the amount that will more likely than not be realized.

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

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, in order to restate the financial statements for the quarter ended March 31, 2012. As a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1(1)	Amendment No. 3 to the Development and License Agreement, dated as of April 5, 2011, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.2+(1)	Amendment No. 4 to the Development and License Agreement, dated as of March 29, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.3+(1)	Amendment No. 1 to the Distribution Agreement, dated as of April 10, 2012, between Ypsomed Distribution AG and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to our Quarterly Report Form 10-Q, filed May 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

February 28, 2013	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

February 28, 2013	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1(1)	Amendment No. 3 to the Development and License Agreement, dated as of April 5, 2011, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.2+(1)	Amendment No. 4 to the Development and License Agreement, dated as of March 29, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

10.3+(1)	Amendment No. 1 to the Distribution Agreement, dated as of April 10, 2012, between Ypsomed Distribution AG and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and March 31, 2011 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to our Quarterly Report Form 10-Q, filed May 9, 2012