Form 10-Q/A
period 2012-06-30
INSULET CORP
filed 2013-02-28
CIK 1145197

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

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Report”), which was originally filed on Form 10-Q on August 8, 2012 (the “Original Report” or “Quarterly Report” on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

As discussed in Note 14 to our consolidated financial statements, subsequent to the issuance of the Original Report, we and our audit committee concluded that we should restate our consolidated balance sheets at December 31, 2011 and June 30, 2012, our consolidated statement of operations for the three and six months ended June 30, 2011 and our consolidated statement of cash flows for the six months ended June 30, 2011 to correct the following errors:

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

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, August 8, 2012, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2012 (Restated)	As of December 31, 2011 (Restated)
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$70,144	$93,955
Accounts receivable, net	25,591	23,190
Inventories	16,426	11,838
Prepaid expenses and other current assets	4,304	3,652

Total current assets	116,465	132,635
Property and equipment, net	21,422	19,422
Intangible assets, net	25,753	29,002
Goodwill	37,536	37,536
Other assets	2,503	2,727

Total assets	$203,679	$221,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,687	$11,418
Accrued expenses	13,535	13,064
Deferred revenue	1,148	2,582
Current portion of long-term debt	13,849	—
Other current liabilities	921	931

Total current liabilities	43,140	27,995
Long-term debt	99,382	108,540
Other long-term liabilities	2,068	2,052

Total liabilities	144,590	138,587
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2012 and December 31, 2011. Issued and outstanding: zero shares at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2012 and December 31, 2011. Issued and outstanding: 47,915,851 and 47,504,131 shares at June 30, 2012 and December 31, 2011, respectively	48	48
Additional paid-in capital	517,981	512,371
Accumulated deficit	(458,940)	(429,684)

Total stockholders’ equity	59,089	82,735

Total liabilities and stockholders’ equity	$203,679	$221,322

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Restated)	2012	2011 (Restated)
	(Unaudited)
	(In thousands, except share and per share data)
Revenue	$51,035	$32,211	$98,789	$60,469
Cost of revenue	28,704	17,673	56,162	32,398

Gross profit	22,331	14,538	42,627	28,071
Operating expenses:
Research and development	6,521	6,832	11,953	11,421
General and administrative	12,665	12,996	25,685	20,206
Sales and marketing	13,664	9,625	26,403	18,631

Total operating expenses	32,850	29,453	64,041	50,258

Operating loss	(10,519)	(14,915)	(21,414)	(22,187)

Interest income	24	39	52	76
Interest expense	(3,912)	(4,547)	(7,779)	(7,158)

Other expense, net	(3,888)	(4,508)	(7,727)	(7,082)

Loss before income taxes	(14,407)	(19,423)	(29,141)	(29,269)
Income tax benefit (expense)	(69)	11,339	(115)	11,339

Net loss	$(14,476)	$(8,084)	$(29,256)	$(17,930)

Net loss per share basic and diluted	$(0.30)	$(0.17)	$(0.61)	$(0.39)

Weighted-average number of shares used in calculating net loss per share	47,824,190	46,377,843	47,715,819	45,995,069

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011 (Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(29,256)	$(17,930)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,498	2,847
Non-cash interest expense	4,988	5,084
Deferred tax provision	—	(11,339)
Stock-based compensation expense	5,155	3,816
Provision for bad debts	1,486	806
Changes in operating assets and liabilities:
Accounts receivable	(3,887)	1,061
Inventories	(4,588)	(2,191)
Deferred revenue	(1,434)	(522)
Prepaid expenses and other assets	(725)	(1,655)
Accounts payable, accrued expenses, and other liabilities	2,730	2,170
Other long-term liabilities	16	905

Net cash used in operating activities	(20,017)	(16,948)

Cash flows from investing activities
Purchases of property and equipment	(4,249)	(5,560)
Acquisition of Neighborhood Diabetes	—	(37,855)

Net cash used in investing activities	(4,249)	(43,415)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	138,937
Payments to retire long-term debt	—	(88,195)
Proceeds from issuance of common stock	1,642	3,760
Payment of withholding taxes in connection with vesting of restricted stock units	(1,187)	(667)

Net cash provided by financing activities	455	53,835

Net decrease in cash and cash equivalents	(23,811)	(6,528)
Cash and cash equivalents, beginning of period	93,955	113,274

Cash and cash equivalents, end of period	$70,144	$106,746

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

2. Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed below and further described in Note 14, the Company restated its financial results for the three and six months ended June 30, 2012 and 2011 to correct errors in the accounting for income taxes.

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

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at June 30, 2012, an increase in goodwill of $10.9 million at June 30, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at June 30, 2012. The restatement also resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011.

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

		Weighted
	Number of	Average
	Shares (#)	Fair Value ($)
Balance, December 31, 2011	603,882	$17.12
Granted	467,000	18.96
Vested	(191,145)	16.69
Forfeited	(19,418)	17.49

Balance, June 30, 2012	860,319	$18.20

13. Income Taxes

Income tax benefit (expense) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011 (Restated)	2012	2011 (Restated)
Current	$(43)	$—	$(63)	$—
Deferred	(26)	11,339	(52)	11,339

Total	$(69)	$11,339	$(115)	$11,339

In the three and six months ended June 30, 2012, the current portion of income tax expense primarily relates to state, local and foreign taxes and the deferred portion primarily relates to U.S. federal and state tax amounts. In the three and six months ended June 30, 2011, income tax benefit primarily relates to the change in the valuation allowance for preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2012 and December 31, 2011, the Company included $0.9 million of current deferred tax assets in prepaid expenses and other current assets. At June 30, 2012 and December 31, 2011, the Company included $1.0 million and $0.9 million, respectively, of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.

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

14. Restatement of Previously Issued Financial Statements

        Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, the Company and its audit committee concluded that it should restate its consolidated balance sheets at June 30, 2012, its consolidated statements of operations for the three and six months ended June 30, 2011 and its consolidated statements of cash flows for the six months ended June 30, 2011 to correct the following errors:

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

The following tables summarize the effect of the restatement by major financial statement line item for the three and six months ended June 30, 2011 and 2012 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at June 30, 2012, an increase in goodwill of $10.9 million at June 30, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at June 30, 2012. The restatement resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011. The restatement had no effect on any amounts reported in the periods prior to the quarter ended June 30, 2011.

Consolidated Balance Sheet

	June 30, 2012
	As Previously Reported	As Restated
	(unaudited)
Prepaid expenses and other current assets	$3,454	$4,304
Total current assets	115,615	116,465
Goodwill	26,647	37,536
Total assets	191,940	203,679
Other long-term liabilities	1,668	2,068
Total liabilities	144,190	144,590
Accumulated deficit	(470,279)	(458,940)
Total stockholders’ equity	47,750	59,089
Total liabilities and stockholders’ equity	191,940	203,679

Consolidated Statement of Operations

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)
Income tax benefit (expense)	$—	$11,339	$—	$11,339
Net loss	(19,423)	(8,084)	(29,269)	(17,930)
Net loss per share basic and diluted	(0.42)	(0.17)	(0.64)	(0.39)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2011
	As Previously Reported	As Restated

	(unaudited)
Net loss	$(29,269)	$(17,930)
Deferred tax provision	—	(11,339)
Prepaid expenses and other assets	(434)	(1,655)
Other long-term liabilities	(316)	905

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in the Company’s consolidated statement of cash flows for the six months ended June 30, 2011.

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

Restatement of Previously Issued Financial Statements

Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Notes 2, 3, 13 and 14 to our consolidated financial statements. The following tables summarize the effect of the restatement by major financial statement line item for the three and six months ended June 30, 2012 and 2011 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at June 30, 2012, an increase in goodwill of $10.9 million at June 30, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at June 30, 2012. The restatement resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011. The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

Consolidated Balance Sheet

	June 30, 2012
	As Previously Reported	As Restated
	(unaudited)
Prepaid expenses and other current assets	$3,454	$4,304
Total current assets	115,615	116,465
Goodwill	26,647	37,536
Total assets	191,940	203,679
Other long-term liabilities	1,668	2,068
Total liabilities	144,190	144,590
Accumulated deficit	(470,279)	(458,940)
Total stockholders’ equity	47,750	59,089
Total liabilities and stockholders’ equity	191,940	203,679

Consolidated Statement of Operations

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)
Income tax benefit (expense)	$—	$11,339	$—	$11,339
Net loss	(19,423)	(8,084)	(29,269)	(17,930)
Net loss per share basic and diluted	(0.42)	(0.17)	(0.64)	(0.39)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2011
	As Previously Reported	As Restated
	(unaudited)
Net loss	$(29,269)	$(17,930)
Deferred tax provision	—	(11,339)
Prepaid expenses and other assets	(434)	(1,655)
Other long-term liabilities	(316)	905

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in our consolidated financial statement of cash flows for the six months ended June 30, 2011.

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

Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2012, we incurred net losses of $14.5 million and $29.3 million, respectively. As of June 30, 2012, we had an accumulated deficit of $458.9 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of June 30, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016.

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

We have accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with our results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 2011, the period in which the acquisition was completed. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The allocation of the purchase price (restated) was finalized during the year ended December 31, 2011. The purchase price (restated) has been allocated as follows (in thousands):

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

Results of Operations

The following table presents certain statement of operations information for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011 (Restated)	% Change	2012	2011 (Restated)	% Change
	(in thousands)			(in thousands)
Revenue	$51,035	$32,211	58%	$98,789	$60,469	63%
Cost of revenue	28,704	17,673	62%	56,162	32,398	73%

Gross profit	22,331	14,538	54%	42,627	28,071	52%
Operating expenses:
Research and development	6,521	6,832	5%	11,953	11,421	5%
General and administrative	12,665	12,996	3%	25,685	20,206	27%
Sales and marketing	13,664	9,625	42%	26,403	18,631	42%

Total operating expenses	32,850	29,453	12%	64,041	50,258	27%

Operating loss	(10,519)	(14,915)	29%	(21,414)	(22,187)	3%
Other expense, net	(3,888)	(4,508)	14%	(7,727)	(7,082)	9%
Income tax benefit (expense)	(69)	11,339	101%	(115)	11,339	101%

Net loss	$(14,476)	$(8,084)	79%	$(29,256)	$(17,930)	63%

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

Income Tax Benefit (Expense)

Income tax benefit was $11.3 million in the three and six months ended June 30, 2011. The income tax benefit was primarily generated as a result of a change in the valuation allowance for preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition. Income tax expense was $69,000 and $115,000 for the three and six months ended June 30, 2012, respectively, and related primarily to state, local and foreign taxes.

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

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2012	2011 (Restated)
	(In thousands)
Cash used in operating activities	$(20,017)	$(16,948)
Net loss	$(29,256)	$(17,930)

For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash expenses. Adjustments for non-cash items were approximately $17.1 million and $1.2 million in the six months ended June 30, 2012 and 2011, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation, non-cash interest expense and deferred tax provision.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. At June 30, 2012, we determined that our deferred tax assets were not more likely than not to be realized and recorded a full valuation allowance to reduce our deferred tax assets to the amount that will more likely than not be realized.

We follow the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in our financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2012, we had $0.2 million of unrecognized tax benefits recorded.

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

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, in order to restate the financial statements for the quarter ended June 30, 2012. As a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1+(1)	Amendment No.5 to the Development and License Agreement, dated as of June 21, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to our Quarterly Report Form 10-Q, filed August 8, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: February 28, 2013	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

10.1+(1)	Amendment No.5 to the Development and License Agreement, dated as of June 21, 2012, by and between Abbott Diabetes Care Inc., formerly known as TheraSense, Inc. and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and June 30, 2011 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
+	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
(1)	Incorporated by reference to our Quarterly Report Form 10-Q, filed August 8, 2012