Form 10-Q/A
period 2012-09-30
INSULET CORP
filed 2013-02-28
CIK 1145197

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

EXPLANATORY NOTE

We are filing this Amendment to our Quarterly Report on Form 10-Q/A (the “Amended Report”), which was originally filed on Form 10-Q on November 8, 2012 (the “Original Report” or “Quarterly Report” on Form 10-Q”), to reflect a restatement of our consolidated financial statements.

As discussed in Note 14 to our consolidated financial statements, subsequent to the issuance of the Original Report, we and our audit committee concluded that we should restate our consolidated balance sheets at December 31, 2011 and September 30, 2012, and our consolidated statement of operations and our consolidated statement of cash flows for the nine months ended September 30, 2011 to correct the following errors:

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

In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Report, November 8, 2012, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2012 (Restated)	As of December 31, 2011 (Restated)
	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$63,443	$93,955
Accounts receivable, net	30,145	23,190
Inventories	15,089	11,838
Prepaid expenses and other current assets	5,567	3,652

Total current assets	114,244	132,635
Property and equipment, net	24,910	19,422
Intangible assets, net	24,358	29,002
Goodwill	37,536	37,536
Other assets	2,333	2,727

Total assets	$203,381	$221,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,216	$11,418
Accrued expenses	17,816	13,064
Deferred revenue	1,138	2,582
Current portion of long-term debt	14,134	—
Other current liabilities	38	931

Total current liabilities	49,342	27,995
Long-term debt	101,517	108,540
Other long-term liabilities	2,070	2,052

Total liabilities	152,929	138,587
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2012 and December 31, 2011. Issued and outstanding: zero shares at September 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2012 and December 31, 2011. Issued and outstanding: 48,114,876 and 47,504,131 shares at September 30, 2012 and December 31, 2011, respectively	48	48
Additional paid-in capital	521,761	512,371
Accumulated deficit	(471,357)	(429,684)

Total stockholders’ equity	50,452	82,735

Total liabilities and stockholders’ equity	$203,381	$221,322

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011 (Restated)
	(Unaudited)
	(In thousands, except share and per share data)
Revenue	$54,752	$44,594	$153,541	$105,063
Cost of revenue	30,362	26,033	86,524	58,431

Gross profit	24,390	18,561	67,017	46,632
Operating expenses:
Research and development	6,559	4,638	18,512	16,059
General and administrative	12,731	11,379	38,416	31,585
Sales and marketing	13,571	12,312	39,974	30,943

Total operating expenses	32,861	28,329	96,902	78,587

Operating loss	(8,471)	(9,768)	(29,885)	(31,955)

Interest income	31	31	83	107
Interest expense	(3,949)	(3,825)	(11,728)	(10,983)

Other expense, net	(3,918)	(3,794)	(11,645)	(10,876)

Loss before income taxes	(12,389)	(13,562)	(41,530)	(42,831)
Income tax benefit (expense)	(28)	—	(143)	11,339

Net loss	$(12,417)	$(13,562)	$(41,673)	$(31,492)

Net loss per share basic and diluted	$(0.26)	$(0.29)	$(0.87)	$(0.68)

Weighted-average number of shares used in calculating net loss per share	48,041,392	47,321,989	47,825,136	46,442,236

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011 (Restated)
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net loss	$(41,673)	$(31,492)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	8,092	5,683
Non-cash interest expense	7,556	7,372
Deferred tax provision	—	(11,339)
Stock-based compensation expense	7,500	5,606
Provision for bad debts	2,321	1,700
Changes in operating assets and liabilities:
Accounts receivable	(9,276)	3,802
Inventories	(3,251)	594
Deferred revenue	(1,444)	(2,054)
Prepaid expenses and other assets	(1,966)	(370)
Accounts payable, accrued expenses, and other liabilities	8,657	1,852
Other long-term liabilities	18	862

Net cash used in operating activities	(23,466)	(17,784)

Cash flows from investing activities
Purchases of property and equipment	(8,936)	(8,838)
Acquisition of Neighborhood Diabetes	—	(37,855)

Net cash used in investing activities	(8,936)	(46,693)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	138,863
Payments to retire long-term debt	—	(88,195)
Proceeds from issuance of common stock	3,142	5,024
Payment of withholding taxes in connection with vesting of restricted stock units	(1,252)	(677)

Net cash provided by financing activities	1,890	55,015

Net decrease in cash and cash equivalents	(30,512)	(9,462)
Cash and cash equivalents, beginning of period	93,955	113,274

Cash and cash equivalents, end of period	$63,443	$103,812

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

2. Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed below and further described in Note 14, the Company restated its financial results for the three and nine months ended September 30, 2012 and 2011 to correct errors in the accounting for income taxes.

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

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at September 30, 2012, an increase in goodwill of $10.9 million at September 30, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at September 30, 2012. The restatement also resulted in an increase in tax benefit of $11.3 million in the nine months ended September 30, 2011.

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

		Weighted
	Number of	Average
	Shares (#)	Fair Value ($)
Balance, December 31, 2011	603,882	$17.12
Granted	498,500	19.11
Vested	(200,812)	16.85
Forfeited	(37,919)	17.80

Balance, September 30, 2012	863,651	$18.30

13. Income Taxes

Income tax benefit (expense) consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011 (Restated)	2012	2011 (Restated)
Current	$(15)	$—	$(78)	$—
Deferred	(13)	—	(65)	11,339

Total	$(28)	$—	$(143)	$11,339

In the three and nine months ended September 30, 2012, the current portion of income tax expense primarily relates to state, local and foreign taxes and the deferred portion primarily relates to U.S. federal and state tax amounts. In the three and nine months ended September 30, 2011, the deferred portion of income tax benefit primarily relates to a change in the valuation allowance for preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2012 and December 31, 2011, the Company included $0.9 million of current deferred tax assets in prepaid expenses and other current assets. At September 30, 2012 and December 31, 2011, the Company included $1.0 million and $0.9 million, respectively, of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.

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

14. Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, the Company and its audit committee concluded that it should restate its consolidated balance sheets at September 30, 2012, and its consolidated statements of operations and cash flows for the nine months ended September 30, 2011 to correct the following errors:

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

        The following tables summarize the effect of the restatement by major financial statement line item for the three and nine months ended September 30, 2011 and 2012 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at September 30, 2012, an increase in goodwill of $10.9 million at September 30, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at September 30, 2012. The restatement resulted in an increase in tax benefit of $11.3 million in the nine months ended September 30, 2011. The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

Consolidated Balance Sheet

	September 30, 2012
	As Previously Reported	As Restated
	(unaudited)
Prepaid expenses and other current assets	$4,717	$5,567
Total current assets	113,394	114,244
Goodwill	26,647	37,536
Total assets	191,642	203,381
Other long-term liabilities	1,670	2,070
Total liabilities	152,529	152,929
Accumulated deficit	(482,696)	(471,357)
Total stockholders’ equity	39,113	50,452
Total liabilities and stockholders’ equity	191,642	203,381

Consolidated Statement of Operations

	Nine Months Ended September 30, 2011
	As Previously Reported	As Restated
	(unaudited)
Income tax benefit (expense)	$—	$11,339
Net loss	(42,831)	(31,492)
Net loss per share basic and diluted	(0.92)	(0.68)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011
	As Previously Reported	As Restated
	(unaudited)
Net loss	$(42,831)	$(31,492)
Deferred tax provision	—	(11,339)
Prepaid expenses and other assets	851	(370)
Other long-term liabilities	(359)	862

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2011.

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

Restatement of Previously Issued Financial Statements

Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Notes 2, 3, 13 and 14 to our consolidated financial statements. The following tables summarize the effect of the restatement by major financial statement line item for the three and nine months ended September 30, 2012 and 2011 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at September 30, 2012, an increase in goodwill of $10.9 million at September 30, 2012, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at September 30, 2012. The restatement resulted in an increase in tax benefit of $11.3 million in the nine months ended September 30, 2011. The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

Consolidated Balance Sheet

	September 30, 2012
	As Previously Reported	As Restated
	(unaudited)
Prepaid expenses and other current assets	$4,717	$5,567
Total current assets	113,394	114,244
Goodwill	26,647	37,536
Total assets	191,642	203,381
Other long-term liabilities	1,670	2,070
Total liabilities	152,529	152,929
Accumulated deficit	(482,696)	(471,357)
Total stockholders’ equity	39,113	50,452
Total liabilities and stockholders’ equity	191,642	203,381

Consolidated Statement of Operations

	Nine Months Ended September 30, 2011
	As Previously Reported	As Restated
	(unaudited)
Income tax benefit (expense)	$—	$11,339
Net loss	(42,831)	(31,492)
Net loss per share basic and diluted	(0.92)	(0.68)

Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2011
	As Previously Reported	As Restated
	(unaudited)
Net loss	$(42,831)	$(31,492)
Deferred tax provision	—	(11,339)
Prepaid expenses and other assets	851	(370)
Other long-term liabilities	(359)	862

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in our consolidated statement of cash flows for the nine months ended September 30, 2011.

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

Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2012, we incurred net losses of $12.4 million and $41.7 million, respectively. As of September 30, 2012, we had an accumulated deficit of $471.4 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of September 30, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016.

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

Results of Operations

The following table presents certain statement of operations information for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2011	% Change	2012	2011 (Restated)	% Change
	(In thousands)			(In thousands)
Revenue	$54,752	$44,594	23%	$153,541	$105,063	46%
Cost of revenue	30,362	26,033	17%	86,524	58,431	48%

Gross profit	24,390	18,561	31%	67,017	46,632	44%
Operating expenses:
Research and development	6,559	4,638	41%	18,512	16,059	15%
General and administrative	12,731	11,379	12%	38,416	31,585	22%
Sales and marketing	13,571	12,312	10%	39,974	30,943	29%

Total operating expenses	32,861	28,329	16%	96,902	78,587	23%

Operating loss	(8,471)	(9,768)	13%	(29,885)	(31,955)	6%
Other expense, net	(3,918)	(3,794)	3%	(11,645)	(10,876)	7%
Income tax benefit (expense)	(28)	—	100%	(143)	11,339	101%

Net loss	$(12,417)	$(13,562)	8%	$(41,673)	$(31,492)	32%

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

Income tax benefit was $11.3 million in the nine months ended September 30, 2011. The income tax benefit was primarily generated as a result of a change in the valuation allowance of preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition.

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

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Nine Months Ended
	September 30,
	2012	2011 (Restated)
	(In thousands)
Cash used in operating activities	$(23,466)	$(17,784)
Net loss	$(41,673)	$(31,492)

For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustment for non-cash expenses. Adjustments for non-cash items were approximately $25.5 million and $9.0 million in the nine months ended September 30, 2012 and 2011, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation, non-cash interest expense and deferred tax provision.

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

Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. At September 30, 2012, we determined that our deferred tax assets were not more likely than not to be realized and recorded a full valuation allowance to reduce our deferred tax assets to the amount that will more likely than not be realized.

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

We have accumulated significant losses since its inception in 2000. Since the net operating losses may potentially be utilized in future years to reduce taxable income (subject to any applicable limitations), all of our tax years may be subject to examination.

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

This material weakness resulted in this amendment to our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, in order to restate the financial statements for the quarter ended September 30, 2012. As a result of this material weakness, our management has revised its earlier conclusion and has now concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

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

INSULET CORPORATION (Registrant)

Date: February 28, 2013	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2013	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language), as follows:

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