Form 10-K
period 2012-12-31
INSULET CORP
filed 2013-02-28
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2012 was approximately $956.9 million. In making such calculation, the registrant does not determine whether any director, officer or other holder of common stock is an affiliate for any other purpose.

The number of shares outstanding of each of the registrant’s classes of common stock as of February 21, 2013:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	53,104,565
Preferred Stock Purchase Rights	—

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

INSULET CORPORATION

EXPLANATORY NOTE

On February 28, 2013 we filed an Amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2011, which was originally filed on Form 10-K on February 28, 2012, to reflect a restatement of the fiscal year ended December 31, 2011 and the quarterly periods ended June 30, 2011 and September 30, 2011. Additionally, we filed Amendments to our Quarterly Reports on Forms 10-Q/A, which were originally filed on Forms 10-Q on May 9, 2012, August 8, 2012 and November 8, 2012, to reflect a restatement of the quarterly periods ended March 31, 2012, June 30, 2012, and September 30, 2012. Form 10-K/A and Forms 10-Q/A are known as the Amended Reports.

As discussed in Note 18 to our consolidated financial statements, subsequent to the issuance of the original reports, we and our audit committee concluded that we should restate our consolidated balance sheets at June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012 and September 30, 2012, our consolidated statements of operations for the three and six months ended June 30 2011, the nine months ended September 30, 2011 and the year ended December 31, 2011, consolidated statements of cash flows for the six months ended June 30, 2011, the nine months ended September 30, 2011 and the year ended December 31, 2011 and our consolidated changes in stockholders’ equity for the year ended December 31, 2011 to correct the following errors:

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

For reasons discussed above, we filed these Amended Reports in order to amend our original reports to the extent necessary to reflect the adjustments discussed above.

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

Overview

We are primarily engaged in the development, manufacturing and sale of our proprietary OmniPod Insulin Management System (the “OmniPod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The OmniPod System is the only commercially-available insulin infusion system of its kind. The OmniPod System features a unique disposable tubeless OmniPod which is worn on the body for approximately three days at a time and our handheld, wireless Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.

To support our sales of the OmniPod System, in June 2011, we acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to expand our full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, we are able to provide customers with blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals and have the ability to process claims as either durable medical equipment or through pharmacy benefits.

The U.S. Food and Drug Administration (“FDA”) approved the original OmniPod System in January 2005, and we began commercial sale in the United States in October 2005. We received CE Mark approval for the original OmniPod System in April 2009. Since the commercial launch of the OmniPod System, we have progressively expanded our marketing efforts to provide availability of the OmniPod System to patients throughout the entire United States. We have also expanded the availability of the OmniPod System internationally through our partnerships with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline Inc. (“GSK”). In January 2010, we entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in multiple countries. In February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. Under these distribution agreements, we supply OmniPods and PDMs to Ypsomed and GSK, and they are responsible for the sale to the customer, including distribution, reimbursement and customer support.

Our efforts throughout 2011 and 2012 largely focused on the development and regulatory approval of our next generation OmniPod System. In August 2011 we received CE Mark approval, and in December 2012 we received 510(k) clearance for the next generation OmniPod System by the FDA. The next generation OmniPod System maintains all of the features of the original OmniPod System but is approximately one-third smaller in size and one-quarter lighter in weight.

Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 9 Oak Park Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 457-5000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2012.

Our Market

Diabetes is a chronic, life-threatening disease for which there is no known cure. Diabetes is caused by the body’s inability to produce or effectively utilize the hormone insulin. This inability prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high levels, a condition known as hyperglycemia, and very low levels, a condition called hypoglycemia. Hyperglycemia can lead to serious short-term complications, such as confusion, vomiting, dehydration and loss of consciousness and long-term complications, such as blindness, kidney disease, nervous system disease, occlusive vascular diseases, stroke and cardiovascular disease, or death. Hypoglycemia can lead to confusion, loss of consciousness or death.

Diabetes is typically classified as either Type 1 or Type 2.

•

Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin therapy, typically administered via injections or continuous infusion through pump therapy, to survive.

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

Managing Diabetes

Diabetes Management Challenges

Diabetes is often frustrating and difficult for patients to manage. Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. For people with insulin-dependent diabetes, many corrections, consisting of the administration of additional insulin or ingestion of additional carbohydrates, are needed throughout the day in order to maintain blood glucose levels within normal ranges. Achieving this result can be very difficult without multiple daily injections of insulin or the use of continuous subcutaneous insulin infusion (“CSII”) therapy. Patients attempting to control their blood glucose levels tightly to prevent the long-term complications associated with fluctuations in blood glucose levels are at greater risk for overcorrection and the resultant hypoglycemia. As a result, many patients have difficulty managing their diabetes optimally. Additionally, the time spent in managing diabetes, the swings in blood glucose levels and the fear of hypoglycemia can all render diabetes management overwhelming to patients and their families.

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

•

Easy to train, learn and use.    We have designed the OmniPod System to fit within the normal daily routines of patients. The OmniPod System requires the fewest steps to start insulin delivery of all CSII therapies on the market by automating much of the process. In addition, the OmniPod System consists of just two devices, as opposed to up to seven for conventional insulin pumps. We have designed the PDM’s user interface to be much more intuitive and user-friendly than those used in conventional insulin pumps. As a result, the OmniPod System is easier for patients to use, which reduces the training burden on healthcare professionals. We believe that the OmniPod System’s overall ease of use makes it very attractive to those people with insulin-dependent diabetes. We also believe that the OmniPod System’s ease of use and substantially lower training burden helps to redefine which diabetes patients are appropriate for CSII therapy, enabling healthcare professionals to prescribe CSII therapy to a broader pool of patients

•

Low up-front cost and pay-as-you-go pricing structure.    The OmniPod System’s unique patented design and proprietary manufacturing process have enabled us to provide CSII therapy at a relatively low up-front investment compared to conventional insulin pumps. While the ongoing cost of OmniPods is greater than the ongoing costs of supplies for conventional insulin pumps, we believe that our pay-as-you-go pricing model significantly reduces the risk of investing in CSII therapy for third-party payors and makes CSII therapy much more accessible for people with insulin-dependent diabetes.

Sales and Marketing

Our sales and marketing effort for the OmniPod System is focused on continuing to generate demand and acceptance of the OmniPod System among key diabetes practicioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies and third-party distributors. Our marketing strategy is to build awareness of the benefits of the OmniPod System as well as our high-touch patient model through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements, clinical research and events at the national, regional and local levels. We use third-party distributors within the United States to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential customers. Through both our core OmniPod business as well as our acquisition of Neighborhood Diabetes, we serve more than 100,000 clients with Type 1 and Type 2 diabetes providing them with our proprietary OmniPod System, blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, among other supplies. We have built a strong infrastructure with our reimbursement and billing functions and can provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Depending on the product sold, and the insurance coverage maintained by the patient, claims are adjudicated under private insurers, Medicaid or Medicare. Our distribution agreements with Ypsomed and GSK provide us with the ability to increase awareness and expand availability of the OmniPod System internationally. Under these agreements, Ypsomed and GSK work with the appropriate agencies to establish a distribution and reimbursement process in each of the countries in which they sell the OmniPod System.

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

Patient focused initiatives.    We sell the OmniPod System directly to patients through referrals from healthcare professionals and through patient leads generated from our promotional activities and social networking. Our marketing to patients focuses on positioning the OmniPod System as an innovative continuous insulin delivery system that makes diabetes a smaller part of life and strongly promotes lifestyle benefits provided to its users.

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

Distributor arrangements.    Our distribution networks include relationships with third-party distributors in order to increase market awareness, improve our access to managed care and government reimbursement programs and provide access to additional potential patients both within and outside of the United States.

Training and Customer Support

Given the chronic nature of diabetes, we believe that thorough training and ongoing customer support are important in developing a long-term relationship with the patient. We believe that it is crucial for patients to be trained as the experts in the management of their diabetes. At the same time, we believe that providing reliable and effective customer support reduces patients’ anxiety and contributes to overall product satisfaction. In order to provide a complete training and customer support solution, we utilize a combination of live training in the office of healthcare professionals, interactive media, as well as online and telephonic support that is available 24 hours a day, 7 days a week.

Training.    We believe that the amount of effort required for healthcare professional offices to train patients to use CSII therapy has been a key barrier limiting penetration of this therapy. The OmniPod System was designed to be easy to use and to significantly reduce the burden associated with training patients to use CSII therapy.

Our training support for the OmniPod System for healthcare professional offices is tailored to the individual needs of recommending offices. In some cases, we certify office-based healthcare professionals to train patients on the OmniPod System through our Certified Pod Trainer (“CPT”) Program. In addition, we may assist them with the first customer training as part of the process of transitioning the ongoing training responsibilities to these healthcare professionals. In other cases, a member of our commercial team or CPT consultant group will conduct the patient training for an office that does not have the capability or capacity to offer patient training. We have established a network of CPTs who will conduct customer training at the healthcare site. We provide all CPTs with a training kit that includes a methodology and documentation for training patients on effective use of the OmniPod System. We believe the CPT Program is a valuable way for us to develop and maintain relationships with key providers in the marketplace.

We also use a “high-touch” service model to supplement our product offering with education, training and other support services. These services have been demonstrated to improve client adherence to their recommended therapy regimens, resulting in fewer long term complications and reduced overall cost of care.

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

Our customer support staff is proactively involved with both healthcare professionals and patients. When a customer initiates an order for our products, our customer support staff assists the customer with completing order forms and collecting additional data as required by his or her insurance provider. Once the order forms are complete, we investigate the customer’s insurance coverage and contact the customer to notify them regarding the coverage available under his or her insurance. We believe it is important from a customer satisfaction perspective, as well as a healthcare professional perspective, that we handle the insurance investigation process accurately, efficiently and promptly, and that we, therefore, are capable of scaling our capacity to meet increasing demand. We have built a strong infrastructure in our reimbursement, pharmacy and billing areas to provide for accurate and efficient adjudication of claims as either durable medical equipment or through pharmacy benefits. We believe that our customer support infrastructure enables us to effectively support the growing demand for our product offerings.

Upon approval from the customer, the customer’s order is typically shipped to the customer’s home. A customer support representative contacts customers to arrange and schedule subsequent shipments of OmniPods or other supplies, which are typically shipped every month to every three months. In addition, certain patients can be placed on automatic reorder for OmniPod supplies, simplifying the diabetes management process and preventing patients from experiencing inadvertent supply shortages.

Our third-party distributors, including Ypsomed and GSK, manage and perform the training and customer support activities for their sales of the OmniPod System.

Research and Development

Our current research and development efforts are primarily focused on our recently approved next generation OmniPod System. The next generation OmniPod maintains the same functionality and features of the original version in a smaller footprint. We are also working on the integration of our OmniPod System with the LifeScan, Inc. (“LifeScan”) OneTouch® blood glucose monitoring technology, the feasibility of enhancing our OmniPod System by incorporating continuous sensing technology into the pod, and the ability to use our OmniPod System as a delivery platform for other pharmaceuticals.

We entered into a non-exclusive agreement with LifeScan to integrate LifeScan’s OneTouch® blood glucose monitoring technology into our PDM. Under the terms of the agreement, LifeScan is responsible for providing its glucose monitoring technology to us, and we are responsible for the development, design and regulatory approval of the integrated device. We continue to work with LifeScan with the goal of submitting the OmniPod System integrated with LifeScan’s OneTouch blood glucose monitoring technology for 510(k) clearance from the FDA in 2013.

We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We continue to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. For instance, in June 2008, we announced an agreement with Ferring Pharmaceuticals (“Ferring”) of Saint Prex, Switzerland, to develop the OmniPod System for the delivery of a Ferring drug. Under the terms of the agreement, Ferring funded the development of a custom version of the PDM and, upon completion of the development, agreed to purchase minimum quantities of this custom OmniPod System over a five-year period. We received CE mark approval for this custom OmniPod System in September 2009 and began selling the product to Ferring under this arrangement in 2010. To date, revenue under this arrangement has been minimal. In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced and expect to continue to invoice amounts as we meet certain defined deliverable milestones. We continue to work with additional partners on potential alternative uses for our OmniPod System technology. However, there can be no assurance that we will be able to adapt the OmniPod System technology for further uses or successfully compete in new therapeutic areas.

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

We are currently producing the OmniPod on partially automated manufacturing lines at a facility in China, operated by a subsidiary of Flextronics International Ltd. (“Flextronics”). We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us with OmniPods at agreed upon prices per unit pursuant to a rolling forecast that we provide. The current term of the agreement expires in December 2017 and is automatically renewed for one-year terms subsequently. It may be terminated by either party upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination.

To achieve profitability, we seek to continue to increase manufacturing volumes and reduce the per unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our next generation OmniPod was designed to lower the cost of the product further through component sourcing, volume discounts and efficient manufacturing. The cost reductions are important as we strive to achieve profitability. We believe our manufacturing capacity is sufficient to meet our expected 2013 demand for OmniPods.

We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.

We rely on outside vendors for most of the components, some sub-assemblies, and various services used in the manufacture of the OmniPod System. Many of these suppliers are sole-source suppliers. To date, we have not experienced significant disruption in the delivery of these components and services. For certain of these components, arrangements with additional or replacement suppliers will take time and result in delays, in part because of the vendor qualification process required under FDA regulations and because of the custom nature of various parts we design.

Generally, all outside vendors produce the components to our specifications and in many instances to our designs, and they are audited periodically by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for our devices. Our Quality Assurance Department also inspects and tests our devices at various steps in the manufacturing cycle to facilitate compliance with our devices’ stringent specifications. We have received approval of our quality systems standards from DEKRA Certification B. V., Arnhem, The Netherlands, an accredited Notified Body for CE Marking and the International Standards Organization (“ISO”). Certain processes utilized in the manufacture and test of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers and sterilizer are subject to periodic inspection by the FDA, KEMA and certain corresponding state agencies.

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

Patents.    As of December 31, 2012, we had obtained 13 issued United States patents, and had 6 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. Our issued U.S. patents expire between 2020 and 2022, assuming we pay all required maintenance fees. We are also seeking patent protection for our proprietary technology in Europe, China, Japan, India and other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the OmniPod System;

•	the OmniPod shape memory alloy drive system;

•	the OmniPod System cannula insertion system; and

•	various novel aspects of the OmniPod System and potential next generation OmniPod Systems.

In a letter received in March 2007, Medtronic, Inc. (“Medtronic”) invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to our business. We believe that the OmniPod System does not infringe these patents. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe that we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of effect of this action.

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

Neighborhood Diabetes is a distributor, operating in the diabetes testing supply and insulin pump and pump supply market. Competition among distributors in this market is significant. Neighborhood Diabetes competes with a wide variety of market participants, including national, regional and local distributors such as Liberty Medical Supply Inc., CCS Medical, Simplex Healthcare, Inc. and Edgepark Medical Supplies (Assuramed). Neighborhood Diabetes’ competitors include many profitable and well-established companies that have significantly greater financial, marketing and other resources than we have.

Many of our competitors are large, well-capitalized companies with significantly more market share and resources than we have. They are able to spend aggressively on product development, marketing, sales and other product initiatives. Many of these competitors have:

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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps. These companies are at various stages of development. The companies working in this area of which we are aware include Medtronic, Roche Diagnostics, Asante Solutions, Inc., Phluid Corporation, Johnson & Johnson, Valeritas Inc., Cellnovo Limited, Debiotech S.A., Novo Nordisk A/S and Abbott Laboratories.

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

FDA’s Pre-Market Clearance and Approval Requirements.    Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval (“PMA”) from the FDA. We have obtained 510(k) clearance for the OmniPod System. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless an exemption is available.

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

International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for the current version of our OmniPod System, and in August 2011, we received CE Mark approval for our next generation product. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the current version of the OmniPod System throughout Canada. We have been distributing the OmniPod System in certain countries in Europe, through Ypsomed, since 2010, and in Canada, through GSK, since 2011.

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

We continue to work with third-party payors in the United States to establish coverage contracts for the OmniPod System and other diabetes management supplies. Our coverage contracts with third-party payors typically have a term of between one and three years and set coverage amounts during that term. Typically, coverage contracts will automatically renew for specified incremental periods upon expiration, unless one of the parties terminates the contract. Through Neighborhood Diabetes, we have the ability to adjudicate claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. Neighborhood Diabetes’ business model requires collaboration with physicians, medical device manufacturers, pharmaceutical distributors, private insurers and public insurers such as The Center for Medicare & Medicaid Services (“CMS”).

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

Relative to our sales of certain diabetes testing supplies, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (“the Program”) provides for a phased-in program for competitive bidding on durable medical equipment items, including certain mail-order diabetes testing supplies such as blood glucose testing strips and lancets. In January 2013, as part of the Program, CMS announced new payment amounts, resulting in an average reduction of approximately 72% from the current payment schedule amounts for such diabetes testing supplies. It is expected that this new payment schedule will be effective on July 1, 2013. CMS is expected to announce in spring 2013 the suppliers with whom it will contract to provide these products to Medicare patients. It is unclear at this time if Neighborhood Diabetes will be awarded such a contract. If Neighborhood Diabetes does not receive a contract, it will be unable to provide certain diabetes testing supplies to Medicare patients after the effective date. The implementation of these new payment amounts is expected to negatively impact our operating results in 2013.

Employees

As of December 31, 2012, we had 538 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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

Since our inception in 2000, we have incurred operating losses every quarter. We began commercial sales of the OmniPod System in October 2005. Beginning in the second half of 2008, we have been able to manufacture and sell the OmniPod System at a cost and in volumes sufficient to allow us to achieve a positive gross margin. For the year ended December 31, 2012, our gross profit was $92.3 million. Although we have achieved a positive gross margin, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2012,

2011 and 2010 were $51.9 million, $45.8 million and $61.2 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception and, as of December 31, 2012, we had an accumulated deficit of $481.6 million.

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

Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. In addition, we have developed our next generation product and continue to focus on reducing its production cost. Each OmniPod contains limited amounts of silver and other precious metals, the costs of which have risen over the recent past. The occurrence of one or more factors that negatively impact the manufacturing or sales of the OmniPod System or delay the introduction of our next generation product or increase our raw material costs may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

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

Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by these recessionary trends. For example, patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the recession on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, the impacts of the recession on our existing patients may cause some of them to cease purchasing the OmniPod System and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are attained in part through increases in our manufacturing volume.

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

Beginning in 2013, sales of certain medical devices are subject to a 2.3% federal excise tax. We believe, based on advice from our tax advisor, that the sales of our products are exempt from this excise tax. However, if it is subsequently determined that sales of one or more of our products are subject to this excise tax, these tax obligations could materially adversely affect our financial results.

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

We believe that our current cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2013.

We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In January 2013, we sold 4.7 million shares of our common stock at a price of $20.75 per share, resulting in net proceeds to us of approximately $92.8 million. We are using a portion of the net proceeds to fund sales and marketing activities associated with our next generation OmniPod System and to fund product development. In addition, in June 2011 we issued $143.8 million of our 3.75% Convertible Senior Notes and repurchased $70 million of our outstanding 5.375% Convertible Senior Notes. The 3.75% Convertible Senior Notes will mature in June 2016 and the remaining 5.375% Senior Convertible Notes will mature in June 2013. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Medisize Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, a subsidiary of Flextronics in China provides the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. Additionally, our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

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

The implementation of a national mail-order competitive bid program by CMS could negatively affect Neighborhood Diabetes’ operating results.

The Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (“the Program”) provides for a phased-in program for competitive bidding on durable medical equipment items, including certain mail-order diabetes testing supplies such as blood glucose testing strips and lancets. In January 2013, as part of the Program, CMS announced new payment amounts, resulting in average reduction of approximately 72% from the current payment schedule amounts for such diabetes testing supplies. It is expected that this new payment schedule will be effective on July 1, 2013. CMS is expected to announce in spring 2013 the suppliers with whom it will contract to provide these products to Medicare patients. It is unclear at this time if Neighborhood Diabetes will be awarded such a contract. If Neighborhood Diabetes does not receive a contract, it will be unable to provide certain diabetes testing supplies to Medicare patients after the effective date. The implementation of these new payment amounts is expected to negatively impact our operating results in 2013.

If Neighborhood Diabetes does not continue to earn and retain purchase discounts and rebates from manufacturers at current levels, or if it is required to pay sales tax on sales of certain products, our results of operations could be adversely affected.

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

We believe that sales of most diabetes supplies are exempt from sales tax in most jurisdictions. However, if it is subsequently determined that sales of one or more of our products are subject to sales tax in such jurisdictions, our obligation to pay such sales taxes could materially adversely affect our financial results.

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

In January 2010, we entered into a five-year distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in multiple countries including Germany, the United Kingdom, the Netherlands, and Switzerland. We entered into an amendment to the distribution agreement with Ypsomed in April 2012. The amendment expanded the agreement to include additional countries and extended the expiration of the agreement for an additional year. Ypsomed’s introduction of the OmniPod System in certain countries has been delayed due to a number of factors. Future delays would likely result in reduced purchases by Ypsomed, which would adversely affect our revenue. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. While these agreements will help us expand our global footprint, we will now be exposed to fluctuations in product demand and sales productivity outside the United States and will have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s or GSK’s operational and financial condition, and we will have increased foreign regulatory and export requirements.

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

The Medicare Part D product offerings that Neighborhood Diabetes distributes require premium payments from members for receipt of ongoing benefit, as well as amounts due from CMS. As a result of the demographics of the consumers covered under these programs and the complexity of the calculations, as well as the potential magnitude and timing of settlement for amounts due from CMS, these accounts receivable are subject to heightened billing and realization risk

Additionally, Neighborhood Diabetes may be subject to increased credit risk associated with state and local government agencies experiencing increased fiscal challenges. As a result of these aforementioned risks, Neighborhood Diabetes may be required to record bad debt expenses, which could materially and adversely affect our results of operations and liquidity.

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

Many of our competitors are large, well-capitalized companies with significantly more market share and resources than we have. As a consequence, they are able to spend more aggressively on product development, marketing, sales and other product initiatives than we can. Many of these competitors have:

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

In addition to the established insulin pump competitors, a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps. These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Roche Diagnostics, Asante Solutions, Inc., Phluid Corporation, Johnson & Johnson, Valeritas Inc., Cellnovo Limited, Debiotech S.A., Novo Nordisk A/S and Abbott Laboratories.

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

Competition among distributors in the diabetes testing supply and insulin pump and pump supply market, which Neighborhood Diabetes serves, is significant. Neighborhood Diabetes competes with a wide variety of market participants, including national, regional and local distributors such as Liberty Medical Supply Inc., CCS Medical, Simplex Healthcare, Inc. and Edgepark Medical Supplies (Assuramed). Neighborhood Diabetes’ competitors include many profitable and well-established companies that have significantly greater financial, marketing and other resources than we have.

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

In January 2013, as part of the Program, CMS announced new payment amounts, resulting in an average reduction of approximately 72% from the current payment schedule amounts for such diabetes testing supplies. It is expected that this new payment schedule will be effective on July 1, 2013. CMS is expected to announce in spring 2013 the suppliers with whom it will contract to provide these products to Medicare patients. It is unclear at this time if Neighborhood Diabetes will be awarded such a contract. If Neighborhood Diabetes does not receive a contract, it will be unable to provide certain diabetes testing supplies to Medicare patients after the effective date. The implementation of these new payment amounts is expected to negatively impact our operating results in 2013.

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

Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott as the successor to TheraSense, Inc. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended, this agreement runs through December 2014, with a one-year renewal option. The license granted under the agreement covers the United States, Canada, and Israel and certain other countries and Abbott is obligated to pay certain amounts over time to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in most of these countries. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the OmniPod System to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to our business.

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

We sell medical devices that are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to the OmniPod System. In December 2012 we received 510(k) clearance for our next generation OmniPod System. Obtaining 510(k) clearance or pre-market approval for medical devices can be expensive and lengthy, and entail significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to twelve months, but it can last longer. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

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

We entered into a distribution agreement with Ypsomed in January 2010, pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in certain countries. In addition, in February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. By distributing our product outside of the United States we may be required to comply with additional foreign regulatory requirements. For example, in April 2009, we received CE Mark approval for our OmniPod System and in August 2011, we received CE Mark approval of our next generation OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.

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

Substantially all of our manufacturing of complete OmniPods is currently conducted at a single location on manufacturing lines owned by us at a facility located in China, operated by a subsidiary of Flextronics. We take precautions to ensure that Flextronics safeguards our assets, including insurance and health and safety protocols. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing equipment, or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

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

Since the commercial launch of the OmniPod System, we have progressively expanded our marketing efforts to cover the entire United States. In addition, in 2010 we entered into a distribution agreement with Ypsomed to distribute the OmniPod System in certain countries. In February 2011, we entered into a distribution agreement with GSK to distribute the OmniPod System in Canada. As we continue to expand our sales internationally, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.

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

We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, in January 2010 we entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the OmniPod System in certain countries, and in February 2011, we entered into an exclusive distribution agreement with GSK to promote, advertise, distribute and sell the OmniPod System in Canada. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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

In addition to our outstanding shares of common stock, we issued $143.8 million of 3.75% Convertible Senior Notes in June 2011. Additionally, there are $15 million of our 5.375% Convertible Senior Notes outstanding. A substantial number of shares of our common stock could potentially be issued upon the conversion of these Convertible Senior Notes. The issuance of substantial amounts of common stock underlying the Convertible Senior Notes, or the perception that such issuance may occur, could adversely affect the market price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease approximately 79,500 square feet of manufacturing, laboratory and office space in Bedford, Massachusetts under leases expiring in 2014. Additionally, we lease approximately 14,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2014. In connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in Massachusetts of approximately 21,000 square feet, New York of approximately 5,500 square feet and Florida of approximately 1,300 square feet, expiring in June 2013, April 2015 and December 2013, respectively.

ITEM 3.    LEGAL PROCEEDINGS

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents, and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure at December 31, 2012.

In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to our business. We believe that the OmniPod System does not infringe these patents. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure at December 31, 2012.

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

	High	Low
Fiscal Year 2011
First Quarter	$21.09	$15.76
Second Quarter	$22.17	$18.30
Third Quarter	$23.04	$14.85
Fourth Quarter	$18.98	$14.29
Fiscal Year 2012
First Quarter	$20.98	$18.16
Second Quarter	$21.37	$16.93
Third Quarter	$22.14	$18.72
Fourth Quarter	$22.15	$19.13

As of February 21, 2013, there were approximately 17 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph

The chart set forth below shows the value of an investment of $100 on May 15, 2007 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2012. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among insulet Corp., the NASDAQ Composite index,

and the NASDAQ Health Care Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/07	12/08	12/09	12/10	12/11	12/12
Insulet Corp.	100.00	32.88	60.82	66.01	80.20	90.37
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
NASDAQ Health Care	100.00	80.81	95.16	105.21	113.73	138.96

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,200,010	$10.33	4,189,332
Equity compensation plans not approved by security holders(2)	190,000	$7.12	—

Total(4)	3,390,010	$10.15	4,189,332	(3)

(1)	Includes our Amended and Restated 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2012 825,068 restricted stock units were outstanding. The weighted-average exercise price of outstanding options and warrants, excluding restricted stock units was $13.92.

(2)	Consists of two inducement grants of 180,000 shares each to Brian Roberts and Peter Devlin (110,000 of which were exercised during the year ended December 31, 2012 and 60,000 of which were exercised during the year ended December 31, 2011) upon being hired by us in March 2009 and August 2009, respectively. These non-qualified stock option awards were granted outside of our Amended and Restated 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635, but have similar vesting terms to those stock option awards typically granted under our Amended and Restated 2007 Stock Option and Incentive Plan.

(3)	The maximum number of shares of our common stock that remain available for future issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2012 is 4,189,332 shares, which includes a further increase of 725,000 on January 1, 2012. The amount was increased in May 2012 by 3,775,000 additional shares.

(4)	As of December 31, 2012 825,068 restricted stock units were outstanding. The weighted-average exercise price of outstanding options and warrants, excluding restricted stock units was $13.41.

For more information relating to our equity compensation plans, see Footnote 14 to our consolidated financial statements.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2012, nor issue any securities that were not registered under Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED	FINANCIAL DATA

	Year Ended December 31,
	2012	2011(4)(5)	2010	2009	2008
		(Restated)
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$211,369	$152,255	$96,966	$66,032	$36,059
Cost of revenue	119,033	85,543	53,240	47,735	40,643

Gross profit (loss)	92,336	66,712	43,726	18,297	(4,584)

Operating expenses:
Research and development	24,359	21,863	16,566	13,231	13,104
General and administrative	51,240	44,083	26,667	26,842	23,750
Sales and marketing	52,708	43,233	34,695	37,583	39,734
Restructuring and impairment of assets(2)	—	—	4,431	—	8,170

Total operating expenses	128,307	109,179	82,359	77,656	84,758

Operating loss	(35,971)	(42,467)	(38,633)	(59,359)	(89,342)

Other expense, net	(15,684)	(14,576)	(22,526)	(12,985)	(5,429)
Income tax benefit (expense)	(212)	11,212	—	—	—

Net loss	$(51,867)	$(45,831)	$(61,159)	$(72,344)	$(94,771)

Net loss per share basic and diluted	$(1.08)	$(0.98)	$(1.54)	$(2.43)	$(3.43)

Weighted-average number of shares used in calculating net loss per share(1)	47,924,324	46,689,880	39,607,899	29,727,106	27,611,003

	As of December 31,
	2012	2011(4)(5)	2010	2009	2008
		(Restated)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$57,293	$93,955	$113,274	$127,996	$56,663
Working capital	$61,650	$104,640	$123,507	$134,491	$71,531
Total assets	$198,059	$221,322	$156,233	$172,858	$108,233
Current portion of long-term debt	$14,429	$—	$—	$—	$—
Long-term debt(3)	$103,730	$108,540	$69,433	$89,136	$60,172
Other long-term liabilities	$1,867	$2,052	$1,619	$1,999	$2,987
Total stockholders’ equity	$44,176	$82,735	$66,231	$61,910	$28,106

(1)	In October 2009, we sold 6.9 million shares of common stock to the public. In December 2010, we sold 3.5 million shares of common stock to the public. In June 2011, we issued 1.2 million shares in connection with the acquisition of Neighborhood Diabetes. See Footnote 14 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	In the year ended December 31, 2008, we recorded an $8.2 million charge of which $7.4 million related to the write-down of certain manufacturing equipment which had no future use and $0.8 million in workforce reduction and related charges. In the year ended December 31, 2010, we recorded a $4.4 million non-cash charge related to the write-down of certain manufacturing equipment which had no future use.

(3)

In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors (the “Facility Agreement”). We repaid all amounts outstanding under the Facility Agreement in December 2010. In June 2011, we issued $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. See Footnote 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	On June 1, 2011, we completed the acquisition of Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”), a leading durable medical equipment distributor, specializing in direct to consumer sales of diabetes supplies for an aggregate purchase price of approximately $37.9 million in cash and $24.4 million in common stock. Neighborhood Diabetes supplies its customers with blood glucose testing supplies, insulin pumps, pump supplies, pharmaceuticals, and other products for the management and treatment of diabetes. See Footnote 3 to our consolidated financial statements in this Annual Report on Form 10-K.

(5)	Amounts were restated to correct errors in the accounting for income taxes as described in Footnote 18 to our consolidated financial statements in this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement of Previously Issued Financial Statements

Financial data when presented throughout the MD&A includes the effect of the restatement, as described in Notes 2, 3, 16, 17 and 18 to our consolidated financial statements, of our results for the year ended December 31, 2011, and for the quarterly periods ended June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, and September 30, 2012.

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

Consolidated Balance Sheet

	June 30, 2011		September 30, 2011		December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

	(unaudited)		(unaudited)
Prepaid expenses and other current assets	$4,770	$5,991	$3,653	$4,874	$2,802	$3,652
Total current assets	147,834	149,055	137,857	139,078	131,785	132,635
Goodwill	26,727	38,066	26,164	37,503	26,647	37,536
Total assets	226,190	238,750	215,780	228,340	209,583	221,322
Other long-term liabilities	1,303	2,524	1,260	2,481	1,652	2,052
Total liabilities	132,091	133,312	132,340	133,561	138,187	138,587
Accumulated deficit	(413,122)	(401,783)	(426,684)	(415,345)	(441,023)	(429,684)
Total stockholders’ equity	94,099	105,438	83,440	94,779	71,396	82,735
Total liabilities and stockholders’ equity	226,190	238,750	215,780	228,340	209,583	221,322

Consolidated Statement of Operations

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011		Nine Months Ended September 30, 2011		Year Ended December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported		As Restated
	(unaudited)		(unaudited)		(unaudited)
Income tax benefit (expense)	$—	$11,339	$—	$11,339	$—	$11,339	$(127	) $	11,212
Net loss	(19,423)	(8,084)	(29,269)	(17,930)	(42,831)	(31,492)	(57,170)		(45,831)
Net loss per share basic and diluted	(0.42)	(0.17)	(0.64)	(0.39)	(0.92)	(0.68)	(1.22)		(0.98)

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2011		Nine Months Ended September 30, 2011		Year Ended December 31, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)
Net loss	$(29,269)	$(17,930)	$(42,831)	$(31,492)	$(57,170)	$(45,831)
Deferred tax provision	—	(11,339)	—	(11,339)	—	(11,289)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(434)	(1,655)	851	(370)	1,703	853
Other long-term liabilities	(316)	905	(359)	862	(417)	383

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in our consolidated statement of cash flows for the six months ended June 30, 2011, the nine months ended September 30, 2011, and the year end December 31, 2011.

The following tables summarize the effect of the restatement by major financial statement line item at March 31, 2012, June 30, 2012, and September 30, 2012 (in thousands). The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at March 31, 2012, June 30, 2012, and September 30, 2012, an increase in goodwill of $10.9 million at March 31, 2012, June 30, 2012, and September 30, 2012 and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at March 31, 2012, June 30, 2012, and September 30, 2012. The restatement had no effect on the consolidated statement of operations during these periods.

Consolidated Balance Sheet

	March 31, 2012		June 30, 2012		September 30, 2012
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Prepaid expenses and other current assets	$3,463	$4,313	$3,454	$4,304	$4,717	$5,567
Total current assets	127,369	128,219	115,615	116,465	113,394	114,244
Goodwill	26,647	37,536	26,647	37,536	26,647	37,536
Total assets	203,942	215,681	191,940	203,679	191,642	203,381
Other long-term liabilities	1,640	2,040	1,668	2,068	1,670	2,070
Total liabilities	145,064	145,464	144,190	144,590	152,529	152,929
Accumulated deficit	(455,803)	(444,464)	(470,279)	(458,940)	(482,696)	(471,357)
Total stockholders’ equity	58,878	70,217	47,750	59,089	39,113	50,452
Total liabilities and stockholders’ equity	203,942	215,681	191,940	203,679	191,642	203,381

Overview

We are primarily engaged in the development, manufacturing and sale of our proprietary OmniPod Insulin Management System (the “OmniPod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The OmniPod System is the only commercially-available insulin infusion system of its kind. The OmniPod System features a unique disposable tubeless OmniPod which is worn on the body for approximately three days at a time and our handheld, wireless Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.

To support our sales of the OmniPod System, in June 2011, we acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to expand our full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, we are able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and have the ability to process claims as either durable medical equipment or through pharmacy benefits.

The U.S. Food and Drug Administration (“FDA”) approved the original OmniPod System in January 2005, and we began commercial sale in the United States in October 2005. We received CE Mark approval for the original OmniPod System in April 2009. Since the commercial launch of the OmniPod System, we have progressively expanded our marketing efforts to provide availability of the OmniPod System in the entire United States. We have also expanded the availability of the OmniPod System internationally through our partnerships with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline Inc. (“GSK”). In January 2010, we entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in multiple countries. In February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. Under these distribution agreements, we supply OmniPods and PDMs to Ypsomed and GSK, and they are responsible for the sale to the customer, including distribution, reimbursement and customer support. In August 2011, we received CE Mark approval, and in December 2012, we received 510(k) clearance for our next generation OmniPod System by the FDA.

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

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System as well as our high-touch patient model through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We use third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $211.4 million, $152.3 million and $97.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

As a medical device manufacturer and distributor, reimbursement from third-party payors is an important element of our success. If patients are not adequately reimbursed for the costs of using the OmniPod System or our other diabetes supplies, it will be much more difficult for us to penetrate the market. We continue to negotiate contracts establishing reimbursement for the OmniPod System with national and regional third-party payors. As part of the integration of Neighborhood Diabetes, we are aligning third-party payor contracts, both ours and those of Neighborhood Diabetes, to be able to better leverage our cross-selling initiatives. As we expand our sales and marketing focus, increase our manufacturing capacity, expand to international markets and leverage the Neighborhood Diabetes model, we will need to maintain and expand available reimbursement for our product offerings.

We currently produce the OmniPod System on partially automated manufacturing lines at a facility in China operated by a subsidiary of Flextronics International Ltd. (“Flextronics”). We purchase complete OmniPods pursuant to our agreement with Flextronics. Under the agreement, Flextronics has agreed to supply us with OmniPods at agreed upon prices per unit pursuant to a rolling forecast that we provide. The current term of the agreement expires in December 2017 and is automatically renewed for one-year terms subsequently. It may be terminated upon prior written notice given no less than a specified number of days prior to the date of termination. The specified number of days is intended to provide the parties with sufficient time to make alternative arrangements in the event of termination.

To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our next generation OmniPod was designed to lower the cost of the product further through component sourcing, volume discounts and efficient manufacturing. The cost reductions are important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2013 demand for OmniPods.

We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.

Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2012, 2011 and 2010, we incurred net losses of $51.9 million, $45.8 million and $61.2 million, respectively. As of December 31, 2012, we had an accumulated deficit of $481.6 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of December 31, 2012, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016. Since our inception, we have received net proceeds of $597.0 million from the issuance of redeemable convertible preferred stock, common stock and debt.

Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the beginning of 2013 will be focused primarily on the production and commercial launch of our next generation OmniPod System as well as the expansion of our customer base in the United States and internationally. We also plan to focus on development projects such as the integration of our OmniPod System with the LifeScan, Inc. (“LifeScan”) OneTouch® blood glucose monitoring technology, the feasibility of enhancing our OmniPod System to incorporate continuous sensing technology into the OmniPod System, and the ability to use our OmniPod System as a delivery platform for other pharmaceuticals. Achieving these objectives and increasing our penetration in the United States and international markets is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.

In January 2013, we sold 4.7 million shares of our common stock at a price of $20.75 per share, resulting in net proceeds to us of $92.8 million. We believe that our cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.

Acquisition of Neighborhood Diabetes

On June 1, 2011, we acquired all of the outstanding shares of Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, traditional insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides us with full suite diabetes management product offerings, accelerates our sales force expansion, strengthens our back office support capabilities, expands our access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of our common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of our common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse us and our affiliates for certain claims for which we are entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

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

Financial Operations Overview

Revenue.  We derive most of our revenue from the sale of the OmniPod System and other diabetes related products including blood glucose testing supplies, traditional insulin pumps, pump supplies and other pharmaceuticals to customers and third-party distributors who resell the product to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. We received FDA approval for the original OmniPod System in January 2005 and began commercial sale in the U.S. in October 2005. We received CE Mark approval for the original OmniPod System in April 2009. We are currently selling our OmniPod System through our partnership with Ypsomed in multiple countries in Europe and through our partnership with GSK in Canada. In August 2011 we received CE Mark approval and in December 2012 we received 510(k) clearance for the next generation OmniPod System by the FDA.

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have and expect to continue to invoice amounts as we meet certain defined deliverable milestones. Revenue on the development agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

As of December 31, 2012 and 2011, we had deferred revenue of $5.4 million and $2.7 million, respectively. These amounts primarily include product-related revenue and unrecognized amounts related to the development agreement. For the year ending December 31, 2013, we expect our revenue to continue to increase as we introduce our next generation OmniPod System, leverage our high touch patient model to gain new customers in the United States and continue expansion in Europe, Canada, and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce our next generation OmniPods in sufficient volumes as our patient base grows, the successful launch and transition to our next generation OmniPod System, the impact of competitive bidding on certain durable medical equipment items including mail-order diabetes testing supplies, and other risks and uncertainties.

Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation, and packaging costs, related to the OmniPod System, the cost of products we acquire from third party suppliers, and costs incurred related to the development agreement. Cost of revenue will continue to increase in line with an increase in revenues.

Research and development.    Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2013, we expect overall research and development spending to remain consistent with our 2012 spend as we drive cost efficiencies in our next generation OmniPod, work with LifeScan to develop and gain regulatory approval on our PDM integrating LifeScan’s OneTouch blood glucose monitoring technology, determine the feasibility of incorporating continuous sensing technology into the pod, and identify uses of our OmniPod System as a delivery platform for other pharmaceuticals.

General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase slightly in the year ending December 31, 2013 as compared to 2012 to support our overall growth.

Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2013 as compared to 2012 as we continue expansion of our sales force to enhance the growth of our existing business as we introduce our next generation product to new and existing customers.

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

Results of Operations for the Fiscal Years Ended December 31, 2012, 2011 and 2010

The following table presents certain statement of operations information for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,			Year Ended December 31,
	2012	2011 (Restated)	% Change	2011 (Restated)	2010	% Change
	(Dollar amounts in thousands)
Revenue	$211,369	$152,255	39%	$152,255	$96,966	57%
Cost of revenue	119,033	85,543	39%	85,543	53,240	61%

Gross profit	92,336	66,712	38%	66,712	43,726	53%
Operating expenses:
Research and development	24,359	21,863	11%	21,863	16,566	32%
General and administrative	51,240	44,083	16%	44,083	26,667	65%
Sales and marketing	52,708	43,233	22%	43,233	34,695	25%
Restructuring and impairment of assets	—	—		—	4,431	100%

Total operating expenses	128,307	109,179	18%	109,179	82,359	33%

Operating loss	(35,971)	(42,467)	15%	(42,467)	(38,633)	10%
Other expense, net	(15,684)	(14,576)	8%	(14,576)	(22,526)	35%
Income tax benefit (expense)	(212)	11,212	102%	11,212	—	100%

Net loss	$(51,867)	$(45,831)	13%	$(45,831)	$(61,159)	25%

Comparison of the Years Ended December 31, 2012 and December 31, 2011

Revenue

Our total revenue was $211.4 million for the year ended December 31, 2012, as compared to $152.3 million for the year ended December 31, 2011. The increase in revenue is mainly due to additional revenues generated by our Neighborhood Diabetes business which was acquired in June 2011 and continued adoption of the OmniPod System by patients in the United States and internationally.

Cost of Revenue

Cost of revenue was $119.0 million for the year ended December 31, 2012, as compared to $85.5 million for the year ended December 31, 2011. The increase is due to higher sales volume in the United States and internationally and higher costs related to lower margin sales by our Neighborhood Diabetes business. These increases were partially offset by lower per-unit costs on the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by production volumes.

Research and Development

Research and development expense increased $2.5 million, or 11.4%, to $24.4 million for the year ended December 31, 2012, as compared to $21.9 million for the year ended December 31, 2011. This increase was primarily related to an additional $1.9 million of employee related expenses including stock-based compensation and $1.5 million of consulting and other services in connection with development and regulatory approval of the next generation OmniPod System. These increases were offset in part by a $0.8 million reduction in products used for research and development projects.

General and Administrative

General and administrative expense increased $7.1 million, or 16.2%, to $51.2 million for the year ended December 31, 2012, as compared to $44.1 million for the year ended December 31, 2011. The increase was largely due to an additional $2.3 million of employee related expenses including stock-based compensation, a $2.1 million increase in amortization expense on the customer relationship and tradename assets related to the June 2011 acquisition of Neighborhood Diabetes, a $2.6 million increase in administrative and consulting services, a $1.6 million increase in product shipping expenses due to higher shipment volumes and a $1.3 million increase related to sales and use tax compliance. These increases were offset in part by $3.2 million of transaction costs related to the acquisition of Neighborhood Diabetes in June 2011.

Sales and Marketing

Sales and marketing expense increased $9.5 million, or 21.9%, to $52.7 million for the year ended December 31, 2012, as compared to $43.2 million for the year ended December 31, 2011. This increase was largely due to an increase of $8.8 million in employee related expenses including stock-based compensation as a result of the on-going expansion of our sales force and the acquisition of Neighborhood Diabetes, a $1.0 million increase for convention fees, and a $0.5 million increase in additional outside services costs primarily for customer support functions.

Other Expense, Net

Other expense, net mainly consists of interest income and expense. Net interest expense was $15.7 million for the year ended December 31, 2012, compared to $14.6 million for the same period in 2011. The increase in net interest expense for the year ended December 31, 2012, is primarily the result of additional interest expense due to an increase in outstanding indebtedness resulting from the issuance of $143.8 million in principal amount of the 3.75% Notes (as defined below) in June 2011, offset in part by the repurchase of $70 million in principal amount of the 5.375% Notes (as defined below) in June 2011.

Income Tax Benefit (Expense)

Income tax expense was $0.2 million for the year ended December 31, 2012 as compared to an income tax benefit of $11.2 million in the year ended December 31, 2011. Income tax expense is comprised of a current and deferred portion. The current portion in 2012 and 2011 was primarily related to state, local, and foreign taxes and the deferred portion in 2012 primarily related to U.S. Federal and State tax amounts. Income tax benefit in 2011 was generated as a result of the deferred tax liabilities acquired with the Neighborhood Diabetes acquisition. These deferred tax liabilities were used to offset our preexisting deferred tax assets reducing the amount of the valuation allowance required in that period.

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

Cost of Revenue

Cost of revenue was $85.5 million for the year ended December 31, 2011, as compared to $53.2 million for the year ended December 31, 2010. The increase is due to higher sales volume and higher costs related to lower margin sales by our Neighborhood Diabetes business. These increases were partially offset by lower per-unit costs on the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased production volumes.

Research and Development

Research and development expense increased $5.3 million, or 32.0%, to $21.9 million for the year ended December 31, 2011, as compared to $16.6 million for the year ended December 31, 2010. The increase was primarily related to an increase of $2.3 million in labor expenses including stock-based compensation, $1.6 million for products used for research and development purposes, $0.7 million for depreciation of engineering equipment, and $0.5 million of outside services in connection with development and regulatory approval of the next generation OmniPod System.

General and Administrative

General and administrative expense increased $17.4 million, or 65.3%, to $44.1 million for the year ended December 31, 2011, as compared to $26.7 million for the year ended December 31, 2010. The increase was largely due to an increase of $6.6 million of employee related expenses including stock-based compensation. Of the $6.6 million of increased employee related expenses, $2.8 million relates to Neighborhood Diabetes. Additionally, we incurred $3.9 million of amortization expense related to the customer relationship and tradename assets acquired from Neighborhood Diabetes, $3.2 million of transaction costs related to the acquisition, $0.9 million of additional bad debt expense related to Neighborhood Diabetes’ receivables and $0.9 million for other administrative and consulting services related to the Neighborhood Diabetes business. We also recorded $1.7 million of additional legal fees mainly related to the BD patent infringement lawsuit.

Sales and Marketing

Sales and marketing expense increased $8.5 million, or 24.6%, to $43.2 million for the year ended December 31, 2011, as compared to $34.7 million for the year ended December 31, 2010. The increase was largely due to an increase of $5.9 million in employee related expenses including stock-based compensation. Of the $5.9 million of increased employee related expenses, $4.5 million relates to Neighborhood Diabetes. Additionally we incurred $1.1 million of additional outside services costs primarily for customer support functions and $0.4 million of additional employee travel.

Restructuring and Impairment of Assets

For the year ended December 31, 2010, we recorded a total of $4.4 million of impairment charges on certain assets. During the year ended December 31, 2010 we determined that certain amounts related to manufacturing equipment for our next generation OmniPod System would not be used in our final product and recorded an impairment charge of approximately $1.0 million. In addition, we terminated certain other projects related to our existing OmniPod System as we focused primarily on the introduction of our next generation product. As a result, we recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. We had no restructuring or impairment activity in the year ended December 31, 2011.

Other Expense, Net

Other expense, net mainly consists of interest income and expense. Net interest expense was $14.6 million for the year ended December 31, 2011, compared to $22.5 million for the same period in 2010. The decrease in net interest expense is related primarily to the repayment of the Facility Agreement (as defined below) in 2010. We recorded interest expense of $12.9 million related to the Facility Agreement in 2010, including approximately $7.0 million for the write off of the debt discount and deferred financing costs. The reduction in interest related to the Facility Agreement was offset by additional cash and non-cash interest expense due to the increase in outstanding indebtedness resulting from the issuance of the $143.8 million in principal amount 3.75% Notes in June 2011, offset in part by the repurchase of $70 million in principal amount of the 5.375% Notes in June 2011.

Income Tax Benefit (Expense)

Income tax benefit was $11.2 million in the year ended December 31, 2011. Income tax benefit was generated as a result of deferred tax liabilities acquired with the Neighborhood Diabetes acquisition. These deferred tax liabilities were used to offset our preexisting deferred tax assets reducing the amount of the valuation allowance required in that period. No income tax benefit or expense was recorded in the year ended December 31, 2010.

Liquidity and Capital Resources

We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. In June 2011, we acquired all of the outstanding shares of Neighborhood Diabetes. The aggregate purchase price of approximately $62.4 million included approximately $37.9 million in cash paid at closing. As of December 31, 2012, we had $57.3 million in cash and cash equivalents. Additionally, in January 2013, we sold 4.7 million shares of our common stock at a price of $20.75 per share, resulting in net proceeds to us of $92.8 million. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

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

In January 2013, in a public offering, we issued and sold 4,715,000 shares of our common stock at a price of $20.75 per share. In connection with the offering, we received total gross proceeds of $97.8 million, or approximately $92.8 million in net proceeds after deducting underwriting discounts and offering expenses.

Debt

At December 31, 2012 and 2011, we had convertible debt and related deferred financing costs on our balance sheet as follows (in thousands):

	As of December 31,
	2012	2011
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(40,591)	(50,210)

Total debt	118,159	108,540
Current portion of long-term debt	14,429	—

Long-term debt	$103,730	$108,540

Deferred financing costs	$2,004	$2,597

Interest expense related to the 5.375% Senior Notes (as defined below), the 3.75% Senior Notes (as defined below) and the Facility Agreement (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$6,197	$5,383	$7,203
Accretion of debt discount	9,619	7,213	13,247
Other interest payments	—	1,991	650
Amortization of debt issuance costs	593	532	1,780

Total interest expense	$16,409	$15,119	$22,880

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

Cash interest expense related to the 5.375% Notes was $0.8 million, $2.7 million, and $4.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, we included approximately $14.4 million on our balance sheet in the current portion of long-term debt related to the 5.375% Notes. As of December 31, 2012 the 5.375% Notes have a remaining term of 6 months.

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

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $5.4 million and $2.7 million in the years ended December 31, 2012 and 2011, respectively. No cash interest was recorded on the 3.75% Notes in the year ended December 31, 2010.

As of December 31, 2012, we included $103.7 million on our balance sheet in long-term debt related to the 3.75% Notes. As of December 31, 2012, the 3.75% Notes have a remaining term of three and a half years.

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

In connection with the execution of the Facility Agreement, we issued to the investors fully exercisable warrants to purchase an aggregate of 3.75 million shares of our common stock at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of December 31, 2012, all warrants to acquire 3.75 million shares of our common stock issued in connection with the Facility Agreement were exercised.

In December 2010, we paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. We recorded a non-cash interest charge of $7.0 million in 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At December 31, 2012 and December 31, 2011, there were no amounts related to the Facility Agreement included on our balance sheet.

Operating Activities

The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Year Ended December 31,
	2012	2011 (Restated)	2010
	(In thousands)
Cash used in operating activities	$(29,059)	$(25,452)	$(35,625)
Net loss	$(51,867)	$(45,831)	$(61,159)

Net cash used in operating activities in the years ended December 31, 2012, 2011 and 2010, primarily represents amounts utilized to fund operating losses. The increase of $3.6 million of cash used in operating activities for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily a result of our net loss of $51.9 million offset by non-cash expenses of $34.6 million. Non-cash expenses include non-cash interest, depreciation and amortization, stock-based compensation and bad debt expense. Cash used in operating activities in the year ended December 31, 2012 includes an increase in net accounts receivable of $13.5 million and an increase of $3.0 million in inventory. These increases were offset in part by an increase of $3.0 million in accounts payable, accrued expenses and other liabilities and a $2.9 million increase in deferred revenue.

The decrease of $10.2 million of cash used in operating activities for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due primarily due to the increase in revenue combined with our ability to maintain lower gross margins as well as cost containment initiatives. Cash used in operating activities in the year ended December 31, 2011 was primarily a result of our net loss of $45.8 million offset by non-cash expenses of $17.8 million. Non-cash expenses include non-cash interest, depreciation and amortization, stock-based compensation, deferred tax provision and bad debt expense. Cash used in operating activities in the year ended December 31, 2011 includes an increase in accounts payable and accrued expenses of $4.7 million, an increase in net accounts receivable of $3.6 million and a reduction of deferred revenue of $1.7 million. These increases are mainly attributable to our acquisition of Neighborhood Diabetes and were offset by a decrease in inventory of $1.9 million.

Investing and Financing Activities

The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash used in investing activities	$(10,991)	$(48,969)	$(6,549)
Cash provided by financing activities	$3,388	$55,102	$27,452

Cash used in investing activities in the year ended December 31, 2012 was primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of our next generation product. Cash used in investing activities in the year ended December 31, 2011 was primarily related to the acquisition of Neighborhood Diabetes for which we paid $37.9 million in cash and $24.4 million in shares of our common stock. In addition, we used approximately $9.0 million for the purchase of property and equipment primarily related to manufacturing equipment for use in the production of our next generation product. Cash used in investing activities in the year ended December 31, 2010 mainly related to the purchase of property and equipment.

In the year ended December 31, 2012 cash provided by financing activities is mainly related to the net proceeds from the issuance of common stock in connection with the exercise of employee stock options. In the year ended December 31, 2011 cash provided by financing activities related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million in principal amount of the 5.375% Notes for $85.1 million. Cash provided by financing activities in the year ended December 31, 2010 was primarily the result of the sale of 3,450,000 shares of common stock at a price of $13.27 per share in December 2010 and the exercise of warrants to purchase 3,750,000 shares of common stock at a price of $3.13 per share, offset by the repayment of all amounts owed under the Facility Agreement.

We lease our facilities in Massachusetts, New York, Florida, and Singapore. These leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. We have extended the leases for our facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a five-year renewal option and escalating payments over the life of the lease. The leases in Woburn, Singapore, Florida, and New York expire in June 2013, July 2013, December 2013, and April 2015, respectively.

During the year ended December 31, 2012, we terminated a lease for one of our corporate offices spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements for the year ended December 31, 2012. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating rent payments over its term. Furthermore, during the year ended December 31, 2012, we renewed our lease for our Florida property. The lease expires in December 2013.

Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. We expect to pay rent of $1.5 million in 2013 and $1.0 million in 2014.

As a result of the issuance of the 3.75% Notes and the repurchase of $70 million of the 5.375% Notes in June 2011, we expect to pay cash interest of $5.8 million in 2013, $5.4 million in each of 2014 and 2015 and $2.5 million in 2016. Additionally we expect to repay the $15 million of the 5.375% Notes in 2013 and the $143.8 million of the 3.75% Notes in 2016.

During the year ending December 31, 2013, we will be using funds in connection with the development and production of our next generation OmniPod System, expansion of our commercial organization and continued initiatives to increase sales of the OmniPod System in the United States and internationally.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2012. Amounts in thousands:

	Payments Due in
Contractual Obligations	Total	2013	2014	2015	2016	2017	Later
Operating lease obligations	$2,521	$1,511	$965	$45	$—	$—	—
Long-term debt obligations(1)	177,793	20,790	5,391	5,391	146,221	—	—
Purchase obligations for production components	5,206	5,206	—	—	—	—
Purchase obligations for capital expenditures	1,616	1,616	—	—	—	—

Total contractual obligations	$187,136	$29,123	$6,356	$5,436	$146,221	$—	$—

(1)	The interest rate on the convertible debt is 5.375% and 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

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

We offer a 45-day right of return for our OmniPod Insulin System sales to new patients, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of our historical return data to our related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales. When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (“the Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced and expect to continue to invoice amounts based upon meeting certain defined deliverable milestones. Revenue on the development agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

We had deferred revenue of $5.4 million as of December 31, 2012. The deferred revenue recorded as of December 31, 2012 was primarily comprised of product-related revenue and unrecognized amounts related to the development agreement.

Restructuring Expense and Impairment of Assets

In connection with our efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, we periodically perform an evaluation of our manufacturing processes and review the carrying value of our property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, we review the planned use of the assets as well as the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets.

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

We follow the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on accounting for uncertainty in income taxes recognized in our financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2012 we had $0.1 million of unrecognized tax benefits recorded.

We file federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to our federal and state tax returns are currently open to examination for tax years 2009 through 2011 and 2008 through 2011, respectively. In addition, we have generated tax losses since our inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.

For the year ended December 31, 2012, income tax expense was $212,000 and was comprised of $121,000 for the current portion and $91,000 for the deferred portion. The current portion primarily relates to state, local, and foreign taxes as well as benefit realized for the release of certain reserves. The deferred portion primarily relates to U.S. Federal and State tax amounts.

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

In the year ended December 31, 2012 we recorded $9.9 million of stock-based compensation expense.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded at the time the potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2012 the allowance for doubtful accounts was $6.6 million. We believe the reserve is adequate to mitigate current collection risk.

Intangibles and Other Long-Lived Assets

Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment, whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename is 15 years. The estimated life of the acquired customer relationships asset is ten years. Intangible assets with determinable estimated lives are amortized over these lives. At December 31, 2012 intangible assets related to the acquisition of Neighborhood Diabetes consisted of $20.5 million of customer relationships and $2.5 million of tradenames.

Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes business over the fair value of identifiable net assets acquired. We perform an assessment of our goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

Goodwill is evaluated at the reporting unit level. To test for impairment, we compare the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, we record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. We completed our goodwill analysis as of October 1, 2012 and noted no impairment.

Warranty

We provide a four-year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At December 31, 2012 the warranty reserve was $2.0 million.

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

In September 2011, the FASB issued ASU No. 2011-08 Testing Goodwill for Impairment (“ASU No. 2011-08”). ASU No. 2011-08 provides guidance on simplifying the impairment testing for goodwill. A company may first assess the qualitative factors to determine whether it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test on the reporting unit. The amendments will be effective in fiscal years beginning after December 15, 2011, and we adopted the guidance in the first quarter of 2012. The adoption of this guidance did not have a material impact on our financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 will require disclosure of information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The guidance is effective in fiscal years beginning after January 1, 2013. We believe the adoption of ASU No. 2011-11 will have no material impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-12 Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-12”). ASU No. 2012-12 gives a company the option to first assess qualitative factors to determine whether it is more likely-than-not that the indefinitely-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 12, 2012. We believe the adoption of ASU No. 2012-12 will have no material impact on our financial statements.

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

On December 31, 2012, we had outstanding debt recorded at $15 million related to our 5.375% Notes and outstanding debt recorded at $143.8 million related to our 3.75% Notes.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level. Specifically, our processes and procedures did not provide for adequate and timely analysis of the appropriate income tax accounting related to our acquisition of Neighborhood Diabetes and our modification of convertible debt in 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).

In our Annual Report on Form 10-K for the year ended December 31, 2011, filed on February 28, 2012, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we did not maintain effective internal controls over the accuracy of our accounting for income taxes. Specifically, our processes and procedures did not provide for adequate and timely analysis of appropriate income tax accounting related to our acquisition of Neighborhood Diabetes and our modification of convertible debt in 2011.

This material weakness resulted in the amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2011, in order to restate the financial statements for the year ended December 31, 2011, and to restate the financial information for the second, third and fourth quarters of 2011 and the amendments to our Quarterly Reports on Form 10-Q/A to restate the financial information for the first, second and third quarters of 2012. As we have not yet remediated this material weakness, our management has also concluded that our internal control over financial reporting was not effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

ITEM 9B.    OTHER INFORMATION

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Insulet Corporation

We have audited Insulet Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s accounting for income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Insulet Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and this report does not affect our report dated February 28, 2013, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Insulet Corporation has not maintained effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2013

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2013 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2012.

Audit Committee Financial Expert

The audit committee of our board of directors currently consists of Steven Sobieski (Chairman), Regina Sommer and Daniel Levangie. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that both Mr. Sobieski and Ms. Sommer qualify as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities these members have previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of the members of the audit committee with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon the members of the audit committee that are greater than are generally imposed on other members of the audit committee and our board of directors and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2013 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2013 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2012. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and issuer Purchases of Equity Securities “ in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2013 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2012.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2013 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2012.

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

Signature	Title

/s/ Duane DeSisto Duane DeSisto	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Brian Roberts Brian Roberts	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Charles Liamos Charles Liamos	Chief Operating Officer and Director

/s/ Sally Crawford Sally Crawford	Director

/s/ John Fallon John Fallon	Director

/s/ Daniel Levangie Daniel Levangie	Director

Signature	Title

/s/ W. Mark Lortz W. Mark Lortz	Director

/s/ Steven Sobieski Steven Sobieski	Director

/s/ Regina Sommer Regina Sommer	Director

/s/ Joseph Zakrzewski Joseph Zakrzewski	Director

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Number	Description
2.1(20)	Merger Agreement by and among Insulet Corporation, Nectar Acquisition I Corporation, a Delaware corporation and wholly owned subsidiary of Insulet Corporation, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dated as of June 1, 2011

3.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Amended and Restated By-laws of the Registrant

4.1(1)	Specimen Stock Certificate

4.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

4.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent

4.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation

4.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent

4.8(21)	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank National Association, as Trustee

4.9(22)	Form of 3.75% Convertible Senior Note due 2016

10.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002

10.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004

10.3(1)	Insulet Corporation 2000 Stock Option and Incentive Plan

10.4(1)	Non-Qualified Stock Option Agreement for Employees under the 2007 Stock Option and Incentive Plan

10.5(1)	Non-Qualified Stock Option Agreement for Non-Employee Directors under the 2007 Stock Option and Incentive Plan

10.6(1)	Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10.7(1)	Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.8(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005

10.9(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006

10.10(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers

10.11(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007

Number	Description

10.12(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007

10.13(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc. (ADC), formerly known as TheraSense, Inc., and Insulet Corporation.

10.14(7)	Executive Severance Plan

10.15(9)	Amended and Restated 2007 Stock Option and Incentive Plan

10.16(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

10.17(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein

10.18(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein

10.19(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein

10.20(15)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated July 16, 2009

10.21(16)	Insulet Corporation Amended and Restated 2007 Employee Stock Purchase Plan

10.22(17)	Second Amendment to Facility Agreement, dated June 17, 2010, by and between Insulet Corporation and the lenders named therein.

10.23(18)+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG

10.24(19)+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between ADC formerly known as TheraSense, Inc., and Insulet Corporation

10.25(23)	Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010

10.26(24)	Offer Letter by and between Insulet Corporation and Charles Liamos

10.26(25)	Amendment No. 1 to Distribution Agreement dated April 10, 2012 by and between Insulet Corporation and Ypsomed Distribution AG

10.26(25)	Amendment No. 3 to Development and License Agreement, dated as of April 5, 2011 by and between ADC and Insulet Coproration

10.26(25)	Amendment No. 4 to Development and License Agreement, dated as of March 29, 2012 by and between ADC and Insulet Coproration

10.26(26)	Amendment No. 5 to Development and License Agreement, dated as of June 21, 2012 by and between ADC and Insulet Coproration

12.1(27)	Insulet Corporation Statement Regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Number	Description

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101**	The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(15)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2009

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 7, 2010

(17)	Incorporated by reference to our Current Report on Form 8-K, filed June 21, 2010

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(19)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(20)	Incorporated by reference to our Current Report on Form 8-K, filed June 7, 2011

(21)	Incorporated by reference to our Current Report on Form 8-K, filed July 5, 2011

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 8, 2009

(23)	Incorporated by reference to our Annual Report on Form 10-K, filed March 10, 2011

(24)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 9, 2012

(26)	Incorporated by reference to our Quarterly Report Form 10-Q, filed August 8, 2012

(27)	Incorporated by reference to our Registration Statement on Form S-3, filed June 22, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated balance sheet as of December 31, 2011, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2011 have been restated to correct errors in the accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 28, 2013

INSULET CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2012	As of December 31, 2011 (Restated)
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$57,293	$93,955
Accounts receivable, net	33,294	23,190
Inventories	14,867	11,838
Prepaid expenses and other current assets	4,482	3,652

Total current assets	109,936	132,635
Property and equipment, net	25,422	19,422
Intangible assets, net	22,963	29,002
Goodwill	37,536	37,536
Other assets	2,202	2,727

Total assets	$198,059	$221,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,361	$11,418
Accrued expenses	19,026	13,064
Deferred revenue	5,445	2,582
Current portion of long-term debt	14,429	—
Other current liabilities	25	931

Total current liabilities	48,286	27,995
Long-term debt	103,730	108,540
Other long-term liabilities	1,867	2,052

Total liabilities	153,883	138,587
Commitment and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2012 and 2011.
Issued and outstanding: zero shares at December 31, 2012 and 2011.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2012 and 2011.
Issued and outstanding: 48,359,063 and 47,504,131 shares at December 31, 2012 and 2011.	48	48
Additional paid-in capital	525,679	512,371
Accumulated deficit	(481,551)	(429,684)

Total stockholders’ equity	44,176	82,735

Total liabilities and stockholders’ equity	$198,059	$221,322

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011 (Restated)	2010
	(In thousands, except share and per share data)
Revenue	$211,369	$152,255	$96,966
Cost of revenue	119,033	85,543	53,240

Gross profit	92,336	66,712	43,726
Operating expenses:
Research and development	24,359	21,863	16,566
General and administrative	51,240	44,083	26,667
Sales and marketing	52,708	43,233	34,695
Restructuring and impairment of assets	—	—	4,431

Total operating expenses	128,307	109,179	82,359

Operating loss	(35,971)	(42,467)	(38,633)

Interest income	110	139	168
Interest expense	(15,794)	(14,715)	(22,694)

Other expense, net	(15,684)	(14,576)	(22,526)

Loss before income taxes	(51,655)	(57,043)	(61,159)
Income tax benefit (expense)	(212)	11,212	—

Net loss	$(51,867)	$(45,831)	$(61,159)

Net loss per share basic and diluted	$(1.08)	$(0.98)	$(1.54)

Weighted-average number of shares used in calculating net loss per share	47,924,324	46,689,880	39,607,899

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	37,755,254	$39	$384,565	$(322,694)	$61,910
Exercise of options to purchase common stock	470,561	—	3,040	—	3,040
Issuance for employee stock purchase plan	15,024	—	229	—	229
Stock-based compensation expense	—	—	5,025	—	5,025
Issuance of common stock, net of offering costs of $2.3	3,450,000	3	45,446	—	45,449
Exercise of warrants to purchase common stock	3,750,000	3	11,734	—	11,737
Net loss	—	—	—	(61,159)	(61,159)

Balance at December 31, 2010	45,440,839	$45	$450,039	$(383,853)	$66,231
Exercise of options to purchase common stock	743,341	1	5,241	—	5,242
Issuance for employee stock purchase plan	12,429	—	253	—	253
Stock-based compensation expense	—	—	7,683	—	7,683
Restricted stock units vested, net of shares withheld for taxes	109,891	—	(946)	—	(946)
Issuance of common stock for acquisition, net of transaction	1,197,631	2	24,186	—	24,188
Allocation of fair value of convertible debt to equity	—	—	25,915	—	25,915
Net loss (Restated)	—	—	—	(45,831)	(45,831)

Balance at December 31, 2011 (Restated)	47,504,131	$48	$512,371	$(429,684)	$82,735
Exercise of options to purchase common stock	676,819	—	4,592	—	4,592
Issuance for employee stock purchase plan	18,346	—	392	—	392
Stock-based compensation expense	—	—	9,862	—	9,862
Restricted stock units vested, net of shares withheld for taxes	159,767	—	(1,538)	—	(1,538)
Net loss	—	—	—	(51,867)	(51,867)

Balance at December 31, 2012	48,359,063	$48	$525,679	$(481,551)	$44,176

See accompanying notes

INSULET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011 (Restated)	2010
	(In thousands)
Cash flows from operating activities
Net loss	$(51,867)	$(45,831)	$(61,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,030	8,503	5,077
Non-cash interest expense	10,212	9,736	15,044
Stock-based compensation expense	9,920	7,734	5,064
Provision for bad debts	3,409	3,165	3,317
Restructuring and impairment of assets	—	—	4,432
Deferred tax provision	—	(11,289)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,513)	(3,617)	(5,196)
Inventories	(3,029)	1,879	(1,343)
Deferred revenue	2,863	(1,665)	277
Prepaid expenses and other assets	(898)	853	381
Accounts payable, accrued expenses, and other liabilities	2,999	4,697	(1,139)
Other long-term liabilities	(185)	383	(380)

Net cash used in operating activities	(29,059)	(25,452)	(35,625)

Cash flows from investing activities
Purchases of property and equipment	(10,991)	(11,114)	(6,549)
Acquisition of Neighborhood Diabetes	—	(37,855)	—

Net cash used in investing activities	(10,991)	(48,969)	(6,549)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	138,783	—
Payment of transaction fees related to the credit facility amendment	—	—	(468)
Payments to retire long-term debt	—	(88,195)	(32,500)
Proceeds from exercise of warrants	—	—	11,737
Proceeds from issuance of common stock	4,927	5,460	48,683
Payment of withholding taxes in connection with vesting of restricted stock units	(1,539)	(946)	—

Net cash provided by financing activities	3,388	55,102	27,452

Net decrease in cash and cash equivalents	(36,662)	(19,319)	(14,722)
Cash and cash equivalents, beginning of year	93,955	113,274	127,996

Cash and cash equivalents, end of year	$57,293	$93,955	$113,274

Supplemental disclosure of cash flow information
Cash paid for interest	$6,197	$5,173	$8,087
Cash paid for taxes	$11	$263	$11
Non-cash financing activities
Issuance of common stock for the acquisition of Neighborhood Diabetes	$—	$24,432	$—

See accompanying notes

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2012, 2011 and 2010

1.	Nature of the Business

The Company is primarily engaged in the development, manufacturing and sale of its proprietary OmniPod Insulin Management System (the “OmniPod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The OmniPod System is the only commercially-available insulin infusion system of its kind. The OmniPod System features a unique disposable tubeless OmniPod which is worn on the body for approximately three days at a time and the handheld, wireless Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. The Company believes that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.

To support the sales of the OmniPod System, in June 2011, the Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to expand the Company’s full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, the Company is able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and has the ability to process claims as either durable medical equipment or through pharmacy benefits.

The U.S. Food and Drug Administration (“FDA”) approved the original OmniPod System in January 2005, and the Company began commercial sale in the United States in October 2005. The Company received CE Mark approval for the original OmniPod System in April 2009.

The Company has also expanded the availability of the OmniPod System internationally through its partnership with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline (“GSK”). In January 2010, the Company entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in multiple countries. In February 2011, the Company entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. The Company has focused its efforts through 2011 and 2012 on the development and regulatory approval of its next generation OmniPod System. In August 2011, the Company received CE Mark approval, and in December 2012, the Company received 510(k) clearance for the next generation OmniPod System by the FDA.

2.	Summary of Significant Accounting Policies

Restatement of Previously Issued Financial Statements

As discussed below and further described in Note 18, the Company restated its financial results for the three and six months ended June 30, 2011, the three and nine months ended September 30, 2011, the year ended December 31, 2011, the three months ended March 31, 2012, the three and six months ended June 30, 2012, and the three and nine months ended September 30, 2012 to correct errors in the accounting for income taxes.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $1.2 million at June 30, 2011 and September 30, 2011 and $0.9 million at December 31, 2011, an increase in goodwill of $11.3 million at June 30, 2011 and September 30, 2011 and $10.9 million at December 31, 2011, and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $1.2 million at June 30, 2011 and September 30, 2011 and $0.4 million at December 31, 2011. The restatement also resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011, the nine months ended September 30, 2011, and the year ended December 31, 2011. The restatement had no effect on amounts reported in periods prior to the quarter ended June 30, 2011.

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid and expenses and other current assets) of $0.9 million at March 31, 2012, June 30, 2012 and September 30, 2012, an increase in goodwill of $10.9 million at March 31, 2012, June 30, 2012 and September 30, 2012, and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at March 31, 2012, June 30, 2012, and September 30, 2012.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense, accounts receivable, inventories, deferred revenue, and equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities

Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

The only assets and liabilities subject to fair value measurement standards at December 31, 2012 and 2011 are cash equivalents, including money market accounts, and long-term debt which are based on Level 1 inputs.

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

Cash and Cash Equivalents

For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost which approximates their fair value. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $0.1 million at December 31, 2012 and 2011.

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

Inventories

Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost at December 31, 2012 and 2011. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over their useful life or the life of the

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease, whichever is shorter. Assets capitalized under capital leases are amortized in accordance with the respective class of owned assets and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.

Intangibles and Other Long-Lived Assets

The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other finite-lived assets if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated useful life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At December 31, 2012 intangible assets related to the acquisition of Neighborhood Diabetes consisted of $20.5 million of customer relationships and $2.5 million of tradenames.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value of identifiable net assets acquired. The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

Goodwill is evaluated at the reporting unit level. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. The Company completed its goodwill analysis as of October 1, 2012 and noted no impairment.

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

Restructuring Expenses and Impairment of Assets

In connection with its efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company periodically performs an evaluation of its manufacturing processes and reviews the carrying value of its property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in restructuring activity or an impairment of assets based on current net book value and potential future use of the assets.

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

The Company offers a 45-day right of return for its OmniPod System sales to new patients, and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.

In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (“the Development Agreement”). Under the Development Agreement, the Company is required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, the Company has and will continue to invoice amounts based upon meeting certain defined deliverable milestones. Revenue on the development agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company deferred revenue of $5.4 million and $2.7 million as of December 31, 2012 and 2011, respectively. The deferred revenue recorded was primarily comprised of product-related revenue and unrecognized amounts related to the development agreement.

Shipping and Handling Costs

The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers. These shipping and handling costs are included in general and administrative expenses.

Concentration of Credit Risk

Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.

The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of December 31, 2012 and 2011, liabilities from one vendor represented approximately 19% and 12% of the combined balance of accounts payable and accrued expenses, respectively.

Research and Development Expenses

The Company’s research and development expenses consist of engineering, product development, quality assurance, clinical and regulatory expenses. These expenses are primarily related to employee compensation, including salary, benefits and stock-based compensation. The Company also incurs expenses related to consulting fees, materials and supplies, and clinical studies, including data management and associated travel expenses. Research and development costs are expensed as incurred.

General and Administrative Expenses

General and administrative expenses are primarily comprised of salaries and benefits associated with finance, legal and other administrative personnel, overhead and occupancy costs, outside legal costs, and other general and administrative costs.

Sales and Marketing Expenses

Sales and marketing expenses are primarily comprised of salaries and benefits associated with sales and marketing personnel, outside marketing expenses including commercial product samples, tradeshows and advertising expenses.

Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering consists of diabetes supplies, including the OmniPod System as well as other diabetes related products and supplies such as blood glucose testing supplies, traditional insulin pumps, pump supplies, and pharmaceuticals. The Company’s current product offering is marketed to a single customer type, people with diabetes. As the Company sells a single product type, management operates the business as a single entity.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had unrecognized tax benefits of $0.1 million and $0.2 million as of December 31, 2012, and 2011, respectively.

The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company’s federal and state tax returns are currently open to examination for tax years 2009 through 2011 and 2008 through 2011, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.

The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of December 31, 2012 and 2011, interest and tax penalties were immaterial to the financial statements.

For the year ended December 31, 2012, income tax expense was comprised of $121,000 for the current portion and $91,000 for the deferred portion. For the year ended December 31, 2011, income taxes were comprised of an expense of $77,000 for the current portion and a benefit of $11.3 million for the deferred portion. The current portion in the years ended December 31, 2012 and 2011 primarily relates to state, local, and foreign taxes. The deferred portion in the year ended December 31, 2012 primarily relates to the U.S. Federal and State tax amounts. The deferred portion in the year ended December 31, 2011 primarily relates to deferred tax liabilities acquired with the Neighborhood Diabetes acquisition. These deferred tax liabilities were used to offset the Company’s preexisting deferred tax assets reducing the amount of the valuation allowance required in that period. The Company recorded no income tax benefit or expense in the year ended December 31, 2010.

Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”). ASC 718-10 requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the income statement based on their fair values.

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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint between the vesting date and the end of the contractual term. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on Company history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.

In the years ended December 31, 2012, 2011, and 2010, the Company recorded $9.9 million, $7.7 million, and $5.0 million of stock-based compensation expense, respectively.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 will require disclosure of information about offsetting and related arrangements to enable users of the Company’s financial statements to understand the effect of those arrangements on its financial position. The guidance is effective in fiscal years beginning after January 1, 2013. The Company believes the adoption of ASU No. 2011-11 will have no material impact on its financial statements.

In July 2012, the FASB issued ASU No. 2012-02 Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 gives a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the indefinite-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 15, 2012. The Company believes the adoption of ASU No. 2012-02 will have no material impact on its financial statements.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Acquisition of Neighborhood Diabetes

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes, a durable medical equipment distributor specializing in direct to consumer sales of diabetes supplies, including pharmaceuticals, and support services. Neighborhood Diabetes serves more than 60,000 customers with Type 1 and Type 2 diabetes primarily in the northeast and southeast regions of the United States with blood glucose testing supplies, traditional insulin pumps, pump supplies, pharmaceuticals, as well as other products for the management and treatment of diabetes. Neighborhood Diabetes is based in Massachusetts, with additional offices in New York and Florida. At the time of the acquisition, Neighborhood Diabetes employed approximately 200 people across its three locations. The acquisition of Neighborhood Diabetes provides the Company with full suite diabetes management product offerings, accelerates the Company’s sales force expansion, strengthens the Company’s back office support capabilities, expands the Company’s access to insulin dependent patients, and provides pharmacy adjudication capabilities to drive incremental sales higher. The aggregate purchase price of approximately $62.4 million consisted of approximately $37.9 million in cash paid at closing, 1,197,631 shares of the Company’s common stock valued at approximately $24.4 million, or $20.40 per share based on the closing price of the Company’s common stock on the acquisition date, and contingent consideration with a fair value of approximately $0.1 million. Of the $37.9 million of cash, $6.6 million is being held in an escrow account to reimburse the Company and its affiliates for certain claims for which the Company is entitled to be indemnified pursuant to the terms of the agreement and plan of merger with Neighborhood Diabetes.

The Company has accounted for the acquisition of Neighborhood Diabetes as a business combination. Under business combination accounting, the assets and liabilities of Neighborhood Diabetes were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company’s results. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of Neighborhood Diabetes have been included in the consolidated financial statements since June 2011, the period in which the acquisition was completed. The purchase price allocation, including an independent appraisal for intangible assets, has been prepared based on the information that was available to management at the time the consolidated financial statements were prepared. The allocation of the purchase price was finalized during the year ended December 31, 2011.

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

4.	Debt

At December 31, 2012 and 2011, the Company had outstanding convertible debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of December 31,
	2012	2011
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(40,591)	(50,210)

Total debt	118,159	108,540
Current portion of long-term debt	14,429	—

Long-term debt	$103,730	$108,540

Deferred financing costs	$2,004	$2,597

Interest expense related to the 5.375% Senior Notes (as defined below), the 3.75% Senior Notes (as defined below) and the Facility Agreement (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Contractual coupon interest	$6,197	$5,383	$7,203
Accretion of debt discount	9,619	7,213	13,247
Other interest payments	—	1,991	650
Amortization of debt issuance costs	593	532	1,780

Total interest expense	$16,409	$15,119	$22,880

The Company expects to pay cash interest of $5.8 million in 2013, $5.4 million in each of 2014 and 2015, and $2.5 million in 2016. Additionally, $15 million related to the 5.375% Notes is due to the holders in 2013 and $143.8 million related to the 3.75% Notes is due to the holders in 2016.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount is being amortized as interest expense over the five-year term of the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as non-cash interest expense over the five-year term of the 5.375% Notes.

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

Cash interest expense related to the 5.375% Notes was $0.8 million, $2.7 million, and $4.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, the Company included approximately $14.4 million on its balance sheet in the current portion of long-term debt related to the 5.375% Notes. As of December 31, 2012 the 5.375% Notes have a remaining term of 6 months.

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

The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At December 31, 2012, the Company separately accounted for and determined that these derivatives had de minimus value.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and is being amortized as non-cash interest expense over the five year term of the 3.75% Notes.

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $5.4 million and $2.7 million in the years ended December 31, 2012 and 2011, respectively. No cash interest was recorded on the 3.75% Notes in the year ended December 31, 2010.

As of December 31, 2012, the Company included $103.7 million on its balance sheet in long-term debt related to the 3.75% Notes. As of December 31, 2012, the 3.75% Notes have a remaining term of three and a half years.

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

In connection with the execution of the Facility Agreement, the Company issued to the investors fully exercisable warrants to purchase an aggregate of 3.75 million shares of common stock of the Company at an exercise price of $3.13 per share. The warrants qualified for permanent treatment as equity, and their relative fair value of $6.1 million on the issuance date was recorded as additional paid-in capital and debt discount. The debt discount was amortized as non-cash interest expense over the term of the loan. As of December 31, 2012, all warrants to acquire 3.75 million shares of the Company’s common stock issued in connection with the Facility Agreement were exercised.

In December 2010, the Company paid $33.3 million to the lenders, of which $32.5 million related to principal and $0.8 million related to interest and prepayment fees, to extinguish this debt. The Company recorded a non-cash interest charge of $7.0 million in 2010 related to the write-off of the remaining debt discounts and financing costs included in other assets which were being amortized to interest expense over the term of the debt. At December 31, 2012 and December 31, 2011, there were no amounts related to the Facility Agreement included on the Company’s balance sheet.

5.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units, and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss for the years ended December 31, 2012, 2011 and 2010, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented because the effect would have been antidilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2012	2011	2010
5.375% Convertible Senior Notes	702,701	702,701	3,981,969
3.75% Convertible Senior Notes	5,487,642	5,487,642	—
Unvested restricted common shares	—	—	444
Unvested restricted stock units	825,068	603,882	355,999
Outstanding options	2,502,190	2,814,591	3,018,469
Outstanding warrants	62,752	62,752	62,752

Total dilutive common shares	9,580,353	9,671,568	7,419,633

6.	Accounts Receivable

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

As of December 31, 2012, accounts receivable from two customers represented approximately 18% and 11% of gross accounts receivable, respectively. No customers represented more than 10% of gross accounts receivable as of December 31, 2011.

The components of accounts receivable are as follows:

	As of December 31,
	2012	2011
	(In thousands)
Trade receivables	$39,921	$30,211
Allowance for doubtful accounts	(6,627)	(7,021)

Total accounts receivable	$33,294	$23,190

Bad debt expense for the years ended December 31, 2012, 2011 and 2010 amounted to $3.4 million, $3.2 million, and $3.3 million, respectively.

7.	Inventories

Inventories consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Raw materials	$1,487	$3,528
Work-in-process	1,595	359
Finished goods	11,785	7,951

Total inventories	$14,867	$11,838

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

Property and equipment consist of the following:

	Estimated Useful Life (Years)	As of December 31,
		2012	2011
		(In thousands)
Machinery and equipment	2-5	$28,879	$15,908
Lab equipment	2	1,481	1,481
Computers	3	3,558	3,373
Software	3	4,670	4,486
Office furniture and fixtures	3-5	2,045	1,853
Leasehold improvement	*	2,899	2,648
Construction in process	—	9,817	12,606

Total property and equipment		$53,349	$42,355
Less: Accumulated depreciation		(27,927)	(22,933)

Total property and equipment		$25,422	$19,422

* Lesser of lease term or useful life of asset

Depreciation expense related to property and equipment was $5.0 million, $4.6 million, and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company recorded $0.6 million, $0.4 million, and $0.2 million of capitalized interest for the years ended December 31, 2012, 2011 and 2010, respectively.

Construction in process mainly consists of machinery and equipment in the process of being constructed for use in the Company’s next generation product manufacturing lines. Depreciation on the machinery and equipment does not begin until the machinery and equipment are installed and integrated into the manufacturing process.

9.	Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	As of December 31, 2012
	2012	2011
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800

Total intangible assets	$32,900	$32,900
Less: Accumulated amortization	(9,937)	(3,898)

Total other intangible assest	$22,963	$29,002

The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes (see Footnote 3 for further description). The Company determined that the estimated useful life of the customer relationships asset is ten years and is amortizing the asset over the estimated period of use. The Company determined that the estimated useful life of the tradename is

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15 years and is amortizing the asset over that period on a straight-line basis. Accumulated amortization on the customer relationships asset was $9.6 million and $3.8 million as of December 31, 2012 and 2011, respectively. Accumulated amortization on the tradename asset was $0.3 million and $0.1 million as of December 31, 2012 and 2011, respectively. The amortization expense related to other intangible assets was approximately $6.0 and $3.9 million for the years ended December 31, 2012 and 2011, respectively. No amortization expense was recorded in any year prior to the year ended December 31, 2011.

Amortization expense expected for the next five years is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	Customer Relationships	Tradename	Total
2013	$4,736	$187	$4,923
2014	3,790	187	3,977
2015	3,064	187	3,251
2016	2,478	187	2,665
2017	2,003	187	2,190

As of December 31, 2012, the weighted average amortization period of the Company’s intangible assets is approximately ten years.

10.	Goodwill

The Company follows the provisions of FASB ASC Topic 350-20, Intangibles — Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment loss was recorded in the year ended December 31, 2012.

11.	Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2012	2011
	(In thousands)
Employee compensation and related items	$6,789	$6,141
Professional and consulting services	2,069	2,813
Sales and use tax	3,965	247
Supplier charges	1,752	1,009
Interest expense	258	258
Warranty reserve	863	940
Training	455	377
Other	2,875	1,279

Total accrued expenses	$19,026	$13,064

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty Costs

The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at the beginning of year	$1,960	$1,873
Warranty expense	2,666	3,071
Warranty claims settled	(2,634)	(2,984)

Balance at the end of the year	$1,992	$1,960

Composition of balance:
Short-term	$863	$940
Long-term	1,129	1,020

Total warranty balance	$1,992	$1,960

12.	Restructuring Expenses and Impairment of Assets

During the year ended December 31, 2010, the Company determined that certain amounts related to manufacturing equipment for its next generation OmniPod would not be used in the final product, and the Company recorded an impairment charge of approximately $1.0 million. In addition, the Company terminated certain other projects related to its existing OmniPod as the Company focused primarily on the introduction of its next generation product. As a result, the Company recorded an impairment charge of approximately $3.4 million related to this manufacturing equipment and construction in process. The Company had no restructuring or impairment activity in the years ended December 31, 2012 and 2011.

13.	Commitments and Contingencies

Operating Leases

The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The lease space in Bedford contain a five-year renewal option and escalating payments over the life of the lease. The leases in Woburn, Singapore, Florida, and New York expire in June 2013, July 2013, December 2013, and April 2015, respectively.

During the year ended December 31, 2012, the Company terminated a lease for one of its corporate offices spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements for the year ended December 31, 2012. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating rent payments over its term. Furthermore, during the year ended December 31, 2012, the Company renewed its lease for its Florida property. The lease now expires in December 2013.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions. The Company leases its corporate offices under long-term leases with a five-year renewal option. The Company leases its warehouse facility under a long-term lease with a five-year renewal option. The aggregate future minimum lease payments of these leases as of December 31, 2012, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013	$1,511
2014	965
2015	45
Thereafter	—

Total	$2,521

Rent expense of approximately $1.7 million, $1.3 million, and $0.9 million was charged to operations in the years ended December 31, 2012, 2011 and 2010, respectively. The deferred rent had a de minimus value for the years ended December 31, 2012 and 2011.

Legal Proceedings

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents, and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure at December 31, 2012.

In a letter received in March 2007, Medtronic, Inc. invited the Company to discuss its “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that the Company infringes the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and as unspecified award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to the Company’s business. The Company believes that the OmniPod System does not infringe these patents. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure at December 31, 2012.

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

At December 31, 2012, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

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

In January 2013, in a public offering, the Company issued and sold 4,715,000 shares of its common stock at a price of $20.75 per share. In connection with the offering, the Company received total gross proceeds of $97.8 million, or approximately $92.8 million in net proceeds after deducting underwriting discounts and offering expenses.

The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the years ended December 31, 2012, 2011 and 2010 was $9.9 million, $7.7 million, and $5.0 million, respectively, and was calculated based on awards ultimately expected to vest. At December 31, 2012, the Company had $21.6 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.

Stock Options

In May 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s Board of Directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan,

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. The Company had originally reserved 535,000 shares of common stock for issuance under the 2007 Plan in which the amount was increased on each January 1 through January 1, 2012 by 725,000 shares. The 2007 Plan was amended and restated in November 2008 and May 2012 to provide for the issuance of additional shares and changes to certain other provisions. In May 2012, shares available for grant under the 2007 Plan were increased by 3,775,000 shares. At December 31, 2012, 4,189,332 shares remain available for future issuance under the 2007 Plan.

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

Activity under the Company’s Stock Option Plans:

	Number of Options(#)	Weighted Average Exercise Price($)	Aggregate Intrinsic Value($)
			(In thousands)
Balance, December 31, 2011	2,814,591	$11.02
Granted	485,970	19.33
Exercised	(676,819)	6.98	$9,019	(1)
Canceled	(121,552)	15.44

Balance, December 31, 2012	2,502,190	$13.51	$19,463

Vested, December 31, 2012	1,539,729	$11.06	$15,763	(2)
Vested and expected to vest, December 31, 2012(3)	2,154,495		$17,957	(2)

(1)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2012, 2011 and 2010, was $9.0 million, $8.8 million and $3.8 million, respectively.

(2)	The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2012, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of December 31, 2012, plus the number of unvested options expected to vest as of December 31, 2012, based on the unvested options outstanding at December 31, 2012, adjusted for the estimated forfeiture rate of 16%.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, there were 2,502,190 options outstanding with a weighted average exercise price of $13.51 and a weighted average remaining contractual life of 6.8 years. At December 31, 2012, there were 1,539,729 options exercisable with a weighted average exercise price of $11.06 and a weighted average remaining contractual life of 5.7 years.

The Company recognizes compensation expense for all share-based payment awards made to its employees, directors and consultants. Stock-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company recognizes the value of stock-based compensation in operating expense using the straight-line method.

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

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.80% - 1.16%	1.16% - 2.61%	1.47% - 3.05%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	-	-	-
Expected volatility	67% - 71%	72% - 76%	71% - 78%

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

The weighted average grant date fair value of options granted for the years ended December 31, 2012, 2011 and 2010 was $12.04, $11.75, and $9.92, respectively. Employee stock-based compensation expense related to stock options recognized in the years ended December 31, 2012, 2011 and 2010 was $4.8 million, $4.4 million, and $4.0 million, respectively, and was calculated based on awards ultimately expected to vest.

At December 31, 2012, the Company had $9.3 million of total unrecognized compensation expense related to stock options under FASB ASC 718-10 that will be recognized over a weighted-average period of 1.2 years.

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

The 2007 ESPP may be terminated or amended by the Board of Directors at any time. An amendment to increase the number of shares of common stock that is authorized under the 2007 ESPP and certain other amendments require the approval of stockholders.

The Company issued 18,346 shares of common stock in 2012, 12,429 shares of common stock in 2011, and 15,024 shares of common stock in 2010 to employees participating in the 2007 ESPP. The Company recorded $59,000, $38,000 and $34,000 of stock-based compensation expense related to the 2007 ESPP for the years ended December 31, 2012, 2011 and 2010, respectively.

Restricted Stock Units

In the year ended December 31, 2012, the Company awarded 498,739 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $19.12 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $9.5 million at their grant dates, and the Company recognizes the compensation expense of the restricted stock units expected to vest over the three to four year vesting period. Approximately $5.1 million, $3.3 million and $1.0 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the years ended December 31, 2012, 2011 and 2010, respectively. Approximately $12.3 million of the fair value of the restricted stock units remained unrecognized as of

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2012 and will be recognized over a weighted average period of 1.3 years. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. The following table summarizes the status of the Company’s restricted stock units:

		Weighted
	Number of Shares (#)	Average Fair Value ($)
Balance, December 31, 2011	603,882	$17.12
Granted	498,739	19.12
Vested	(238,134)	16.72
Forfeited	(39,419)	17.86

Balance, December 31, 2012	825,068	$18.40

Stock-based Compensation Associated with Awards for Non-Employees

Restricted Common Stock

During the year ended December 31, 2008, the Company awarded 4,000 shares of restricted common stock to a non-employee. The shares of restricted common stock were granted under the 2007 Plan and vested over two years. The shares of restricted common stock granted had a weighted average fair value of $8.04 based on the closing price of the Company’s common stock on the date of grant. Of the shares awarded, 444 shares of restricted stock vested in the year ended December 31, 2011 and 1,776 shares of restricted stock vested in the year ended December 31, 2010. The shares were valued at approximately $32,000 at their grant date, and the Company recognized the compensation expense over the two-year vesting period.

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

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Defined Contribution Plan

The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following 30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, up to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. During 2010, the Company offered a discretionary match of 25% for the first 4% of an employee’s salary that was contributed to the 401(k) Plan. During 2011 and 2012, the Company offered a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests over a four-year period (25% per year). In connection with the acquisition of Neighborhood Diabetes, the Company adopted the legacy Neighborhood Diabetes 401(k) plan. During the year ended December 31, 2012, all employees participating in the legacy Neighborhood Diabetes 401(k) plan were moved to the Company’s plan. The total amount contributed by the Company under the 401(k) Plan and the adopted Neighborhood 401(k) Plan was $1.0 million, $0.7 million, and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

16.	Income Taxes

The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Income tax benefit (expense) consists of the following (in thousands):

	Year Ended December 31,
	2012	2011 (Restated)	2010
Current	$(121)	$(77)	$—
Deferred	(91)	11,289	—

Total income tax benefit (expense)	$(212)	$11,212	$—

For the years ended December 31, 2012 and 2011 the current portion of income tax expense primarily related to state, local, and foreign taxes. For the year ended December 31, 2012, the deferred portion of tax expense primarily related to the U.S. Federal and State amounts. For the year ended December 31, 2011, income tax benefit resulted from a change in the valuation allowance for preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition and current tax expense primarily related to state and local taxes. For the year ended December 31, 2010 there was no income tax benefit or expense.

A reconciliation of income tax benefit (expense) at the statutory federal income tax rate as reflected in the financial statements is as follows:

	Year Ended December 31,
	2012	2011 (Restated)	2010
Tax at U.S. statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(1.18)	(1.88)	3.48
Tax credits	0.50	2.07	0.80
State apportionment	—	—	(7.98)
Change in valuation allowance	(32.34)	(11.65)	(27.14)
Other	(1.38)	(2.88)	(3.16)

Effective income tax rate	(0.40)%	19.66%	—%

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes as well as federal and state net operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets (liabilities) consists of the following:

	Year Ended December 31,
	2012	2011 (Restated)
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$151,818	$141,000
Start up expenditures	2,020	2,142
Tax credits	7,608	7,352
Bad debt	2,602	2,589
Depreciation & amortization	2,357	1,988
Other	4,661	4,040

Total deferred tax assets	$171,066	$159,111
Deferred tax liabilities:
Prepaids	(169)	(657)
Amortization of acquired intangibles	(9,015)	(10,696)
Amortization of debt discount	(15,955)	(18,535)
Goodwill	(139)	(48)

Total deferred tax liabilities	$(25,278)	$(29,936)

Valuation allowance	$(145,927)	$(129,223)

Net deferred tax liabilities	$(139)	$(48)

A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $145.9 million valuation allowance at December 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company provided a valuation allowance for the full amount of its net deferred tax asset for the years ended December 31, 2012 and 2011 because realization of any future tax benefit was not sufficiently assured. In the year ended December 31, 2012, the Company’s valuation allowance increased by $16.7 million to $145.9 million from the balance at December 31, 2011 of $129.2 million. The change in the valuation allowance is primarily attributable to the deferred tax liabilities related to the Neighborhood Diabetes acquisition and the additional deferred tax liabilities related to the modification of the debt, offset by an increase in net operating loss carryforwards.

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

At December 31, 2012 and 2011, the Company included $0.5 million and $0.9 million, respectively, of current deferred tax assets in prepaid expenses and other current assets and $0.7 million and $0.9 million, respectively, of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2012, the Company had approximately $404.4 million, $282.8 million and $7.6 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively, that if not utilized, will begin to expire in 2020 and will continue to expire through 2032 for federal tax purposes and began to expire in 2005 and will continue to expire through 2032 for state tax purposes. At December 31, 2011, the Company had approximately $372.3 million, $277.5 million and $7.4 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards which may be used in future years. As there were significant issuances of Series C, Series D and Series E redeemable convertible preferred stock in 2003, 2005 and 2006, respectively, to mostly new investors, it is probable that there will be a yearly limitation placed on the amount of net operating loss and tax credit carryforwards available for use in future years.

The Company had $0.1 million and $0.2 million of unrecognized tax benefits at December 31, 2012 and 2011, respectively. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. The Company expects its uncertain tax positions will reduce by approximately $0.1 million over the next twelve months.

The Company currently intends to reinvest the total amount of its unremitted earnings in the local international jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided for U.S. Federal income taxes on the unremitted earnings of its international subsidiary.

17.	Quarterly Data (Unaudited)

	2012 Quarters ended
	December 31	September 30 (Restated)	June 30 (Restated)	March 31 (Restated)
	(In thousands, except per share data)
Revenue	$57,828	$54,752	$51,035	$47,754
Gross profit	$25,319	$24,390	$22,331	$20,296
Net loss	$(10,194)	$(12,417)	$(14,476)	$(14,780)
Net loss per share	$(0.21)	$(0.26)	$(0.30)	$(0.31)

	2011 Quarters ended
	December 31 (Restated)	September 30 (Restated)	June 30 (Restated)	March 31
	(In thousands, except per share data)
Revenue	$47,192	$44,594	$32,211	$28,258
Gross profit	$20,080	$18,561	$14,538	$13,533
Net loss	$(14,337)	$(13,562)	$(8,084)	$(9,848)
Net loss per share	$(0.30)	$(0.29)	$(0.17)	$(0.22)

As further described in Note 18, the Company restated its financial results for the second, third, and fourth quarters of the year ended December 31, 2011 to correct errors in the accounting for income taxes. The following tables summarize the effect of the restatement by major financial statement line item in the three and six months ended June 30, 2011 and the nine months ended September 30, 2011 (in thousands). The restatement had no effect on any amounts reported in periods prior to the quarter ended June 30, 2011.

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restatement resulted in an increase in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $1.2 million at June 30, 2011 and September 30, 2011, an increase in goodwill of $11.3 million at June 30, 2011 and September 30, 2011 and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $1.2 million at June 30, 2011 and September 30, 2011. The restatement also resulted in an increase in tax benefit of $11.3 million in the three and six months ended June 30, 2011 and the nine months ended September 30, 2011.

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

The restatement had no effect on the previously reported amounts of operating, investing, and financing cash flows in the Company’s consolidated statement of cash flows for the six months ended June 30, 2011 and the nine months ended September 30, 2011.

The following tables summarize the effect of the restatement by major financial statement line item at March 31, 2012, June 30, 2012, and September 30, 2012 (in thousands). The restatement resulted in an increase

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in current deferred tax assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at March 31, 2012, June 30, 2012, and September 30, 2012, an increase in goodwill of $10.9 million at March 31, 2012, June 30, 2012, and September 30, 2012 and an increase in non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at March 31, 2012, June 30, 2012, and September 30, 2012. The restatement had no effect on the consolidated statement of operations or cash flows during these periods.

Consolidated Balance Sheet

	March 31, 2012		June 30, 2012		September 30, 2012
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(unaudited)		(unaudited)		(unaudited)
Prepaid expenses and other current assets	$3,463	$4,313	$3,454	$4,304	$4,717	$5,567
Total current assets	127,369	128,219	115,615	116,465	113,394	114,244
Goodwill	26,647	37,536	26,647	37,536	26,647	37,536
Total assets	203,942	215,681	191,940	203,679	191,642	203,381
Other long-term liabilities	1,640	2,040	1,668	2,068	1,670	2,070
Total liabilities	145,064	145,464	144,190	144,590	152,529	152,929
Accumulated deficit	(455,803)	(444,464)	(470,279)	(458,940)	(482,696)	(471,357)
Total stockholders’ equity	58,878	70,217	47,750	59,089	39,113	50,452
Total liabilities and stockholders’ equity	203,942	215,681	191,940	203,679	191,642	203,381

18.	Restatement of Previously Issued Financial Statements

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the Company and its audit committee concluded that it should restate its consolidated balance sheet at December 31, 2011, and its consolidated statements of operations, cash flows, and changes in stockholder’s equity for the year ended December 31, 2011 to correct the following errors:

In June 2011, the Company acquired all of the outstanding shares of privately-held Neighborhood Diabetes and accounted for the acquisition as a business combination. In connection with the acquisition, the Company recognized net deferred tax liabilities of $11.3 million. The Company also reduced its preexisting valuation allowance and goodwill, accordingly, through purchase accounting. Upon subsequent review, the Company determined that the $11.3 million reduction of its preexisting valuation allowance should have been reported as an income tax benefit and not as an adjustment to goodwill. The Company has corrected its statement of operations with respect to the income tax benefit generated as a result of the acquired deferred tax liabilities.

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

The following tables summarize the effect of the restatement by major financial statement line item for the year ended December 31, 2011 (in thousands). The restatement resulted in an increase in current deferred tax

INSULET CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets (which are presented as a component of prepaid expenses and other current assets) of $0.9 million at December 31, 2011, an increase in goodwill of $10.9 million at December 31, 2011, and an increase to non-current deferred tax liabilities (which are presented as a component of other long-term liabilities) of $0.4 million at December 31, 2011. The restatement resulted in an increase in tax benefit of $11.3 million in the year ended December 31, 2011.

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

Financial information included in the accompanying financial statements and the notes thereto reflect the effects of the corrections described above.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The following table sets forth activities in our accounts receivable reserve and deferred tax valuation allowance accounts:

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance End of Period
	(In thousands)
Year Ended December 31, 2012
Allowance for doubtful accounts	$7,021	$3,409	$3,803	$6,627
Deferred tax valuation allowance	$129,223	$20,972	$4,268	$145,927

Year Ended December 31, 2011
Allowance for doubtful accounts	$5,432	$3,165	$1,576	$7,021
Deferred tax valuation allowance	$138,028	$27,047	$35,852	$129,223

Year Ended December 31, 2010
Allowance for doubtful accounts	$7,190	$3,317	$5,075	$5,432
Deferred tax valuation allowance	$121,432	$23,937	$7,341	$138,028