Form 10-Q
period 2013-03-31
INSULET CORP
filed 2013-05-08
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
_____________________________________________________
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)
_____________________________________________________

Delaware	04-3523891
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9 Oak Park Drive Bedford, Massachusetts	01730
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (781) 457-5000
_____________________________________________________
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
As of May 2, 2013, the registrant had 53,434,429 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2013	As of December 31, 2012
	(Unaudited) (In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$148,065	$57,293
Accounts receivable, net	31,110	33,294
Inventories	9,199	14,867
Prepaid expenses and other current assets	6,383	4,482
Total current assets	194,757	109,936
Property and equipment, net	24,982	25,422
Intangible assets, net	21,568	22,963
Goodwill	37,536	37,536
Other assets	2,056	2,202
Total assets	$280,899	$198,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,544	$9,361
Accrued expenses	18,022	19,026
Deferred revenue	1,661	5,445
Current portion of long-term debt	14,733	14,429
Other current liabilities	20	25
Total current liabilities	42,980	48,286
Long-term debt	106,186	103,730
Other long-term liabilities	2,186	1,867
Total liabilities	151,352	153,883
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2013 and December 31, 2012 Issued and outstanding: zero shares at March 31, 2013 and December 31, 2012	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2013 and December 31, 2012 Issued and outstanding: 53,301,450 and 48,359,063 shares at March 31, 2013 and December 31, 2012, respectively	53	48
Additional paid-in capital	621,710	525,679
Accumulated deficit	(492,216)	(481,551)
Total stockholders’ equity	129,547	44,176
Total liabilities and stockholders’ equity	$280,899	$198,059

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands, except share and per share data)
Revenue	$57,356	$47,754
Cost of revenue	32,201	27,458
Gross profit	25,155	20,296
Operating expenses:
Research and development	4,396	5,432
General and administrative	13,094	13,020
Sales and marketing	13,871	12,739
Total operating expenses	31,361	31,191
Operating loss	(6,206)	(10,895)
Interest income	27	28
Interest expense	(4,355)	(3,867)
Other expense, net	(4,328)	(3,839)
Loss before income taxes	(10,534)	(14,734)
Income tax expense	(131)	(46)
Net loss	$(10,665)	$(14,780)
Net loss per share basic and diluted	$(0.20)	$(0.31)
Weighted-average number of shares used in calculating net loss per share	53,052,400	47,607,449

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(10,665)	$(14,780)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,904	2,844
Non-cash interest expense	2,908	2,452
Stock-based compensation expense	2,995	2,609
Provision for bad debts	1,327	899
Changes in operating assets and liabilities:
Accounts receivable	857	(3,906)
Inventories	5,668	(2,865)
Deferred revenue	(3,784)	49
Prepaid expenses and other assets	(1,903)	(729)
Accounts payable, accrued expenses, and other liabilities	(1,826)	4,536
Other long-term liabilities	319	(12)
Net cash used in operating activities	(1,200)	(8,903)
Cash flows from investing activities
Purchases of property and equipment	(1,069)	(1,699)
Net cash used in investing activities	(1,069)	(1,699)
Cash flows from financing activities
Net proceeds from issuance of common stock	94,361	633
Payment of withholding taxes in connection with vesting of restricted stock units	(1,320)	(980)
Net cash provided by (used in) financing activities	93,041	(347)
Net increase (decrease) in cash and cash equivalents	90,772	(10,949)
Cash and cash equivalents, beginning of period	57,293	93,955
Cash and cash equivalents, end of period	$148,065	$83,006

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
The Company has also expanded the availability of the OmniPod System internationally through its partnership with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline (“GSK”). In January 2010, the Company entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in multiple countries. In February 2011, the Company entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. The Company has focused its efforts on the development and regulatory approval as well as on the manufacturing process of its new OmniPod System. In August 2011, the Company received CE Mark approval, and in December 2012 the Company received 510(k) clearance by the FDA for its new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. Ypsomed began selling the new OmniPod System in certain countries in Europe in 2012. The Company began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense, accounts receivable, inventories, goodwill, deferred revenue and equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at March 31, 2013 and December 31, 2012 are cash equivalents, including money market accounts, and long-term debt which are based on Level 1 inputs.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of March 31, 2013 and December 31, 2012. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

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
Intangibles and Other Long-Lived Assets
The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At March 31, 2013, intangible assets consisted of $19.1 million of customer relationships and $2.5 million of tradenames.
Goodwill
Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.
Goodwill is evaluated at the reporting unit level. To test for impairment, the Company compares the carrying value of the reporting unit to its fair value using a discounted cash analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value.
Warranty
The Company provides a 4 year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty reserves at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new versions of existing products, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
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
In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, the Company is required to perform design, development, regulatory and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, the Company has and will continue to invoice amounts based upon meeting certain deliverable milestones. Revenue from the development agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments are recognized as a change in estimate using the cumulative catch-up method.

The Company deferred revenue of $1.7 million and $5.4 million as of March 31, 2013 and December 31, 2012, respectively. The deferred revenue recorded was comprised of product-related revenue and unrecognized amounts related to the development agreement.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of March 31, 2013 and December 31, 2012, liabilities to one vendor represented represented approximately 11% and 19% of the combined balance of accounts payable and accrued expenses, respectively.
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
The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of March 31, 2013 interest and penalties were immaterial to the consolidated financial statements.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state returns are currently open to examination for tax years 2009 through 2011 and 2008 through 2011, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.

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
See Footnote 11 for a summary of the stock activity under the Company’s stock-based employee compensation plan.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-2 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-2”). ASU No. 2012-2 gives a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the indefinite-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 15, 2012. The Company adopted the guidance in the first quarter of 2013. The adoption of the guidance did not have a material impact on the Company's financial statements.

3. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(37,831)	(40,591)
Total debt	120,919	118,159
Current portion of long-term debt	14,733	14,429
Long-term debt	$106,186	$103,730
Deferred financing costs	$1,855	$2,004

Interest expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual coupon interest	$1,549	$1,549
Accretion of debt discount	2,760	2,304
Amortization of debt issuance costs	148	148
Total interest expense	$4,457	$4,001
5.375% Convertible Senior Notes
In June 2008, the Company sold $85 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes is 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes will be convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount.
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
Cash interest expense related to the 5.375% Notes was $0.2 million in the three month periods ended March 31, 2013 and 2012.
As of March 31, 2013, the Company included approximately $14.7 million on its balance sheet in the current portion of long-term debt related to the 5.375% Notes. The 5.375% Notes have a remaining term of 3 months.
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
The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At March 31, 2013, the Company separately accounted for and determined that these derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in the three month periods ended March 31, 2013 and 2012.
As of March 31, 2013 the Company included $106.2 million on its balance sheet in long-term debt related to the 3.75% Notes. The 3.75% Notes have a remaining term of 3.25 years.

4. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three month periods ended March 31, 2013 and 2012, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2013	2012
5.375% Convertible Senior Notes	702,701	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642
Unvested restricted stock units	1,071,568	556,888
Outstanding options	2,517,112	2,718,720
Outstanding warrants	62,752	62,752
Total dilutive common shares	9,841,775	9,528,703

5. Accounts Receivable
Accounts receivables consist of amounts due from third-party payors, patients, third-party distributors and government agencies. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. The Company believes the reserve is adequate to mitigate current collection risk.
No customers represented more than 10% of gross accounts receivable as of March 31, 2013. As of December 31, 2012 accounts receivable from two customers represented approximately 18% and 11% of gross accounts receivable, respectively.
The components of accounts receivable are as follows:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Trade receivables	$37,832	$39,921
Allowance for doubtful accounts	(6,722)	(6,627)
Total accounts receivable	$31,110	$33,294

6. Inventories
Inventories consist of the following:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Raw materials	$463	$1,487
Work-in-process	1,438	1,595
Finished goods	7,298	11,785
Total inventories	$9,199	$14,867

7. Other Intangible Assets
Other intangible assets consist of the following:

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800
Total intangible assets	32,900	32,900
Less: accumulated amortization	(11,332)	(9,937)
Total	$21,568	$22,963
The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. Accumulated amortization on the customer relationship asset was $11.0 million and $9.6 million as of as of March 31, 2013 and December 31, 2012, respectively. Accumulated amortization on the tradename asset was $0.3 million as of March 31, 2013 and December 31, 2012. The amortization of other intangible assets was approximately $1.4 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. Amortization expense for the year ending December 31, 2013 is expected to be approximately $4.9 million. As of March 31, 2013, the weighted average amortization period of the Company’s intangible assets is approximately 10 years.
In April 2013, the Company was notified that Neighborhood Diabetes was not offered a contract under the Center for Medicare & Medicaid Services ("CMS") national mail-order competition of the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program. The Company expects that it will be ineligible to provide certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries as of the program implementation date of July 1, 2013. The Company performed an analysis of the future undiscounted cash flows of its customer relationship and tradename assets and determined that the carrying value of the assets is recoverable. No impairment of these intangible assets was recorded in the three months ended March 31, 2013.

8. Goodwill
The Company follows the provisions of FASB ASC Topic 350-20, Intangibles – Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived assets are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment loss was recorded in the three months ended March 31, 2013.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance at the beginning of the period	$1,992	$1,960
Warranty expense	876	874
Warranty claims settled	(619)	(801)
Balance at the end of the period	$2,249	$2,033

	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Composition of balance:
Short-term	$821	$863
Long-term	1,428	1,129
	$2,249	$1,992

10. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The Company has extended the leases of its facilities in Bedford and Billerica, Massachusetts. Following the extensions, these leases expire in September 2014. The leases for Bedford contain a 5 year renewal option and escalating payments over the life of the lease.
During the year ended December 31, 2012, the Company terminated a lease for one of its corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. This lease expires in September 2014 and includes escalating payments over its term. During the three months ended March 31, 2013, the Company extended the lease of its Woburn location. Following the extension, the lease expires in December 2014. The leases in Singapore, Florida, and New York expire in July 2013, December 2013, and April 2015, respectively.
Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments related to these leases as of March 31, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	1,124
2014	1,046
2015	45
Total	$2,215
Legal Proceedings
In August 2010, Becton, Dickinson and Company (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at March 31, 2013.
In a letter received in March 2007, Medtronic, Inc. invited the Company to discuss its “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that the Company infringes the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and as unspecified award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to the Company’s business. The Company believes that the OmniPod System does not infringe these patents. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at March 31, 2013.
In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against the Company alleging that certain of its products, including the OmniPod System, infringe one of its patents. Rydex seeks a declaration that the Company has infringed its patent and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe this patent. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.

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
At March 31, 2013, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

11. Equity
In January 2013, in a public offering, the Company issued and sold 4,715,000 shares of its common stock at a price of $20.75 per share. In connection with the offering, the Company received total gross proceeds of $97.8 million, or approximately $92.8 million in net proceeds after deducting underwriting discounts and offering expenses.
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended March 31, 2013 and 2012 was $3.0 million and $2.6 million, respectively, and was calculated based on awards ultimately expected to vest. At March 31, 2013, the Company had $30.2 million of total unrecognized compensation expense related to stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The Company originally reserved 535,000 shares of common stock for issuance under the 2007 Plan in which the amount was increased on each January 1 through January 1, 2012 by 725,000 shares. The 2007 Plan was amended and restated in November 2008 and May 2012 to provide for the issuance of additional shares and to amend certain other provisions. In May 2012, shares available for grant under the 2007 Plan were increased by 3,775,000 shares.

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2012	2,502,190	$13.51
Granted	173,900	23.30
Exercised	(127,797)	10.62	$1,587	(1)
Canceled	(31,181)	20.21
Balance, March 31, 2013	2,517,112	$14.24	$29,261
Vested, March 31, 2013	1,519,136	$11.22	$22,242	(2)
Vested and expected to vest, March 31, 2013 (3)	2,165,687		$26,648	(2)

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of March 31, 2013 and the exercise price of the underlying options.

(3)
Represents the number of vested options as of March 31, 2013, plus the number of unvested options expected to vest as of March 31, 2013, based on the unvested options outstanding as of March 31, 2013, adjusted for the estimated forfeiture rate of 16%.

At March 31, 2013 there were 2,517,112 options outstanding with a weighted average exercise price of $14.24 per share and a weighted average remaining contractual life of 6.8 years years. At March 31, 2013 there were 1,519,136 options exercisable with a weighted average exercise price of $11.22 per share and a weighted average remaining contractual life of 5.5 years.
Employee stock-based compensation expense related to stock options recognized in the three month periods ended March 31, 2013 and 2012 was $1.2 million and was based on awards ultimately expected to vest. At March 31, 2013, the Company had $10.2 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of March 31, 2013 and 2012 the Company had zero shares contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2013 and 2012, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the three months ended March 31, 2013, the Company awarded 438,675 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. Of the 438,675 restricted stock units granted during the period, 142,000 restricted stock units were granted as performance based awards which vest over a three year period once certain performance criteria are met. The restricted stock units granted have a weighted average fair value of $23.38 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the three months ended March 31, 2013 were valued at approximately $10.3 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $1.8 million and $1.4 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three months ended March 31, 2013 and 2012, respectively. Approximately $20.0 million of the fair value of the restricted stock units remained unrecognized as of March 31, 2013 and will be recognized over a weighted average period of 1.7 years. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2012	825,068	$18.40
Granted	438,675	23.38
Vested	(156,063)	16.81
Forfeited	(36,112)	20.14
Balance, March 31, 2013	1,071,568	$20.61

12. Income Taxes
The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reversed.

Income tax expense consists of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Current	$103	$20
Deferred	28	26
Total	$131	$46
In the three months ended March 31, 2013 and 2012, the current portion of income tax expense primarily relates to state, local and foreign taxes and the deferred portion primarily relates to federal and state tax amounts.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as federal and state net operating losses and tax credit carryforwards. At March 31, 2013 and December 31, 2012, the Company included $0.5 million of current deferred tax assets in prepaid expenses and other current assets. At March 31, 2013 and December 31, 2012, the Company included $0.7 million of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.
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
The Company had $0.1 million of unrecognized tax benefits at March 31, 2013 and December 31, 2012. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. The Company expects its uncertain tax positions will reduce by approximately $0.1 million over the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q . This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to reduce production costs and increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform legislation; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or other third-party suppliers on which we are dependent; failure by us to retain supplier pricing discounts and achieve satisfactory gross margins; failure by us to retain key supplier and payor partners; international business risks; our inability to obtain adequate coverage or reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; failure to retain key partner payors and their members; failure to retain and manage successfully our Medicare and Medicaid business; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties, including claims that our current or future products infringe the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure of our contract manufacturers or component suppliers to comply with FDA’s quality system regulations, the potential violation of federal or state laws prohibiting “kickbacks” or protecting patient health information, or any challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; the concentration of substantially all of our manufacturing capacity at a single location in China and substantially all of our inventory at a single location in Massachusetts; our ability to attract and retain key personnel; our ability to manage our growth; fluctuations in quarterly results of operations; risks associated with potential future acquisitions; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal controls; the volatility of our common stock; risks related to future sales of our common stock or the conversion of the 5.375% or 3.75% Notes; potential limitations on our ability to use our net operating loss carryforwards; anti-takeover provisions in our organizational documents; and other risks and uncertainties described in our Annual Report on Form 10-K , which was filed with the Securities and Exchange Commission on February 28, 2013 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

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
To support our sales of the OmniPod System, in June 2011, we acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, "Neighborhood Diabetes") in order to expand our full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, we are able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and have the ability to process claims as either durable medical equipment or through pharmacy benefits.
The U.S. Food and Drug Administration ("FDA") approved the original OmniPod System in January 2005, and we began commercial sale in the United States in October 2005. We received CE Mark approval for the original OmniPod System in April 2009. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe through our exclusive distribution partner, Ypsomed Distribution AG (“Ypsomed”) and in Canada through our exclusive distribution partner, GlaxoSmithKline Inc. (“GSK”). In August 2011, we received CE Mark approval, and in December 2012 we received 510(k) clearance by the FDA for our new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. Ypsomed began selling the new OmniPod System in certain European countries in 2012. We began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013.
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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System as well as our high-touch patient model through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $57.4 million and $47.8 million for the three months ended March 31, 2013 and 2012, respectively.
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
To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our new OmniPod was designed to lower the cost of the product further through component sourcing, volume discounts and efficient manufacturing. The cost reductions are important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2013 demand for OmniPods.
We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.
Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2013, we incurred a net loss of $10.7 million. As of March 31, 2013, we had an accumulated deficit of $492.2 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of March 31, 2013, we had $158.8 million of convertible debt outstanding. Of the $158.8 million of convertible debt outstanding, $15.0 million matures in June 2013 and approximately $143.8 million matures in June 2016.
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the coming months of 2013 will be focused primarily on the production of, and customer transition to, our new OmniPod System as well as the expansion of our customer base in the United States and internationally. Achieving these objectives is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
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
In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the development agreement, we have and expect to continue to invoice amounts as we meet certain defined deliverable milestones. Revenue on the development agreement is recognized using a proportional performance methodology based on costs incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments are recognized as a change in estimate using the cumulative catch-up method.
As of March 31, 2013 and December 31, 2012, we had deferred revenue of $1.7 million and $5.4 million, respectively. These amounts include product-related revenue and unrecognized amounts related to the development agreement.
For the year ending December 31, 2013 we expect our revenue to continue to increase as we transition our customers to our new OmniPod System, leverage our high-touch patient model to gain new customers in the United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce our new OmniPods in sufficient volumes as our patient base grows, the successful launch and transition to our new OmniPod System, the impact of competive bidding on certain durable medical equipment items including mail-order diabetes testings supplies, and other risks and uncertainties.
Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and packaging costs related to the OmniPod System, the cost of products we acquire from third party suppliers, and costs incurred related to the development agreement. Cost of revenue will continue to increase in line with an increase in revenues.
Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of clinical studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2013, we expect overall research and development spending to slightly decrease from our 2012 spend as we drive to align our activities with our on-going development projects.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. We expect general and administrative expenses to increase in the year ending December 31, 2013 as compared to 2012 to support our overall growth.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2013 as compared to 2012 as we continue expansion of our commercial organization to enhance the growth of our existing business as we continue to transition our new and existing customers to our new OmniPod System.

Results of Operations
The following table presents certain statement of operations information for the three month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	% Change
	(In thousands)
Revenue	$57,356	$47,754	20%
Cost of revenue	32,201	27,458	17%
Gross profit	25,155	20,296	24%
Operating expenses:
Research and development	4,396	5,432	19%
General and administrative	13,094	13,020	1%
Sales and marketing	13,871	12,739	9%
Total operating expenses	31,361	31,191	1%
Operating loss	(6,206)	(10,895)	43%
Other expense, net	(4,328)	(3,839)	13%
Income tax expense	(131)	(46)	185%
Net loss	$(10,665)	$(14,780)	28%
Comparison of the Three Months Ended March 31, 2013 and 2012
Revenue
Our total revenue was $57.4 million and $47.8 million for the three months ended March 31, 2013 and 2012, respectively. The increase in the three month period is due to continued adoption of the OmniPod System by patients in the United States and internationally, as well as expansion of sales of other diabetes supplies to our existing patient base.

Cost of Revenue
Cost of revenue was $32.2 million and $27.5 million for the three months ended March 31, 2013 and 2012, respectively. The increase in cost of revenue is due to higher sales volumes as our patient base continues to increase.
Research and Development
Research and development expenses decreased $1.0 million, or 19%, to $4.4 million for the three months ended March 31, 2013, compared to $5.4 million for the same period in 2012. The decrease was primarily a result of a $0.6 million decrease in outside services associated with the development and regulatory approval of the new OmniPod System, a $0.2 million decrease in supplies and consumables used in development of the new OmniPod System, and a decrease of $0.1 million in employee related expenses.
General and Administrative
General and administrative expenses increased $0.1 million, or 1%, to $13.1 million for the three months ended March 31, 2013 compared to $13.0 million for the same period in 2012. This slight increase was primarily the result of an increase of $0.4 million in bad debt expense, an increase of $0.2 million in employee related expenses including stock-based compensation, and an increase of $0.2 million related to sales and use tax compliance. These increases were partially offset by a decrease of $0.2 million in technology related fees and services and a decrease of $0.3 million in amortization expense on the customer relationship and tradename assets related to the June 2011 acquisition of Neighborhood Diabetes.
Sales and Marketing
Sales and marketing expenses increased $1.2 million, or 9%, to $13.9 million for the three months ended March 31, 2013, compared to $12.7 million for the same period in 2012. This increase was primarily a result of a $1.0 million increase in service costs primarily related to customer support functions.

Other Expense, Net
Other expense, net mainly consists of interest income and expense. Net interest expense was $4.3 million for the three months ended March 31, 2013 compared to $3.8 million for the same period in 2012. The increase in net interest expense is primarily the result of an increase of non-cash interest expense related to the 3.75% Notes (as defined below) and the 5.375% Notes (as defined below).
Income Tax Expense
Income tax expense was $131,000 and $46,000 for the three months ended March 31, 2013 and 2012, respectively. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state, local and foreign taxes and the deferred portion primarily related to federal and state tax amounts.

Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. As of March 31, 2013, we had $148.1 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
In January 2013, in a public offering, we issued and sold 4,715,000 shares of our common stock at a price of $20.75 share. In connection with the offering, we received total gross proceeds of $97.8 million, or approximately $92.8 million in net proceeds after deducting underwriting discounts and offering expenses.
Debt
We had outstanding convertible debt and related financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
Principal amount of the 5.375% Convertible Senior Notes	$15,000	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(37,831)	(40,591)
Total debt	120,919	118,159
Current portion of long-term debt	14,733	14,429
Long-term debt	$106,186	$103,730
Deferred financing costs	$1,855	$2,004
Interest expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Contractual coupon interest	$1,549	$1,549
Accretion of debt discount	2,760	2,304
Amortization of debt issuance costs	148	148
Total interest expense	$4,457	$4,001
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
Cash interest expense related to the 5.375% Notes was $0.2 million for the three month periods ended March 31, 2013 and 2012.
As of March 31, 2013, we included approximately $14.7 million on our balance sheet in the current portion of long-term debt related to the 5.375% Notes. The 5.375% Notes have a remaining term of 3 months.
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

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. At March 31, 2013, we determined that these derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in the three month periods ended March 31, 2013 and 2012.
As of March 31, 2013, we included $106.2 million on our balance sheet in long-term debt related to the 3.75% Notes. The 3.75% Notes have a remaining term of 3.25 years.
Operating Activities
The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash used in operating activities	$(1,200)	$(8,903)
Net loss	$(10,665)	$(14,780)
For each of the periods above, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustments for non-cash expenses. Adjustments for non-cash items were approximately $10.1 million and $8.8 million in the three months ended March 31, 2013 and 2012, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation and non-cash interest expense.
Uses of cash from operations in the three months ended March 31, 2013 included a decrease in accounts payable and accruals of $1.8 million, a decrease in accounts receivable of $0.9 million and a decrease in inventories of $5.7 million offset in part by an increase of $1.9 million in prepaid expenses and other current assets. Uses of cash from operations in the three months ended March 31, 2012 included an increase in accounts receivable of $3.9 million and an increase in inventories of $2.9 million, offset in part by an increase in accounts payable and accruals of $4.5 million.
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by (used in) financing activities for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash used in investing activities	$(1,069)	$(1,699)
Cash provided by (used in) financing activities	$93,041	$(347)
Cash used in investing activities in the three months ended March 31, 2013 and 2012 was primarily for the purchase of manufacturing equipment for use in the production of our new OmniPod System.
Cash provided by financing activities in the three months ended March 31, 2013 was mainly related to the net proceeds from the issuance of common stock in connection with the public offering and exercise of employee stock options. Cash used in financing activities in the three months ended March 31, 2012 mainly related to our payment of taxes in connection with the vesting of the restricted stock units in the quarter.
Commitments and Contingencies
We lease facilities in Massachusetts, New York, Florida, and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. We have extended the leases of our facilities in Bedford and Billerica, Massachusetts. Following these extensions, these leases expire in September 2014. The leases for Bedford contain a five year renewal option and escalating payments over the life of the leases.
During the year ended December 31, 2012, we terminated a lease for one of our corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to our financial statements. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. This lease expires in September 2014 and includes escalating payments over its term. During the three months ended March 31, 2013, we extended the lease of our Woburn location. Following the extension, the lease expires in December 2014. The leases in Singapore, Florida, and New York expire in July 2013, December 2013, and April 2015, respectively.
Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.
The following table summarizes our principal obligations as of March 31, 2013 (in thousands):

	Payments Due in
Contractual Obligations	Total	2013 Remaining	2014	2015	2016
Operating lease obligations	$2,215	$1,124	$1,046	$45	$—
Debt obligations (1)	176,214	19,211	5,391	5,391	146,221
Total contractual obligations	$178,429	$20,335	$6,437	$5,436	$146,221

(1)	The interest rate on the convertible debt is 5.375% and 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.
At March 31, 2013, we are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, we have been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. We have recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

Off-Balance Sheet Arrangements
As of March 31, 2013, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU No. 2012-02 Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-02”). ASU No. 2012-02 gives a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the indefinite-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 15, 2012. We adopted the guidance in the first quarter of 2013. The adoption of the guidance did not have a material impact on our financial statements.

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
As of March 31, 2013, we had outstanding debt recorded on our consolidated balance sheet of $15.0 million related to our 5.375% Notes and $143.8 million related to our 3.75% Notes. As the interest rates on the 5.375% Notes and 3.75% Notes are fixed, changes in interest rates do not affect the value of our debt.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2013, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In March 2013, the Company implemented a change to its internal control over financial reporting regarding the Company's analysis of appropriate income tax accounting related to certain transactions. This change included improving the Company's timeliness of identifying any unusual transactions that should be specifically considered for tax accounting treatment and further enhancing the analysis of these items. Specifically, the Company reviews its quarterly results with its tax provision consultants in advance of the preparation of the income tax provision and reviews the final tax provision prior to issuance of its financial statements. In addition, the Company has initiated revisions to its internal training program to reasonably assure that the appropriate finance personnel have been specifically trained on this new internal control.

There have been no changes in our internal control over financial reporting that occurred subsequent to March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In August 2010, Becton, Dickinson and Company, (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod Insulin Management System (the “OmniPod System”) infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure with regard to this action at March 31, 2013.
In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to our business. We believe that the OmniPod System does not infringe these patents. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure with regard to this action at March 31, 2013.
In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against us alleging that certain of our products, including the OmniPod System, infringes one of its patents. Rydex seeks a declaration that we have infringed its patent and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe this patent. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of effect of this action.
We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and March 31, 2012 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and March 31, 2012 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: May 8, 2013	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2013	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)