Form 10-Q
period 2013-06-30
INSULET CORP
filed 2013-08-08
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
As of August 2, 2013, the registrant had 54,418,963 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of June 30, 2013	As of December 31, 2012
	(Unaudited) (In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$150,944	$57,293
Accounts receivable, net	33,650	33,294
Inventories	5,979	14,867
Prepaid expenses and other current assets	6,556	4,482
Total current assets	197,129	109,936
Property and equipment, net	29,334	25,422
Intangible assets, net	20,267	22,963
Goodwill	37,536	37,536
Other assets	1,886	2,202
Total assets	$286,152	$198,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,441	$9,361
Accrued expenses and other current liabilities	20,276	19,051
Deferred revenue	900	5,445
Current portion of capital lease obligation	1,236	—
Current portion of long-term debt	—	14,429
Total current liabilities	33,853	48,286
Capital lease obligation	3,048	—
Long-term debt	108,670	103,730
Other long-term liabilities	2,246	1,867
Total liabilities	147,817	153,883
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2013 and December 31, 2012 Issued and outstanding: zero shares at June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2013 and December 31, 2012 Issued and outstanding: 54,329,612 and 48,359,063 shares at June 30, 2013 and December 31, 2012, respectively	54	48
Additional paid-in capital	641,016	525,679
Accumulated deficit	(502,735)	(481,551)
Total stockholders’ equity	138,335	44,176
Total liabilities and stockholders’ equity	$286,152	$198,059

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except share and per share data)
Revenue	$60,092	$51,035	$117,448	$98,789
Cost of revenue	33,259	28,704	65,460	56,162
Gross profit	26,833	22,331	51,988	42,627
Operating expenses:
Research and development	5,174	6,521	9,570	11,953
General and administrative	13,901	12,665	26,995	25,685
Sales and marketing	13,580	13,664	27,451	26,403
Total operating expenses	32,655	32,850	64,016	64,041
Operating loss	(5,822)	(10,519)	(12,028)	(21,414)
Interest income	37	24	64	52
Interest and other expense	(4,616)	(3,912)	(8,971)	(7,779)
Other expense, net	(4,579)	(3,888)	(8,907)	(7,727)
Loss before income taxes	(10,401)	(14,407)	(20,935)	(29,141)
Income tax expense	(118)	(69)	(249)	(115)
Net loss	$(10,519)	$(14,476)	$(21,184)	$(29,256)
Net loss per share basic and diluted	$(0.20)	$(0.30)	$(0.40)	$(0.61)
Weighted-average number of shares used in calculating net loss per share	53,834,707	47,824,190	53,445,715	47,715,819

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(21,184)	$(29,256)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	5,763	5,498
Non-cash interest and other expense	6,133	4,988
Stock-based compensation expense	6,844	5,155
Provision for bad debts	2,568	1,486
Changes in operating assets and liabilities:
Accounts receivable	(2,924)	(3,887)
Inventories	8,888	(4,588)
Deferred revenue	(4,545)	(1,434)
Prepaid expenses and other assets	(2,055)	(725)
Accounts payable, accrued expenses and other current liabilities	3,305	2,730
Other long-term liabilities	379	16
Net cash provided by (used in) operating activities	3,172	(20,017)
Cash flows from investing activities
Purchases of property and equipment	(2,695)	(4,249)
Net cash used in investing activities	(2,695)	(4,249)
Cash flows from financing activities
Repayment of debt	(2,000)	—
Net proceeds from issuance of common stock	97,605	1,642
Payment of withholding taxes in connection with vesting of restricted stock units	(2,431)	(1,187)
Net cash provided by financing activities	93,174	455
Net increase (decrease) in cash and cash equivalents	93,651	(23,811)
Cash and cash equivalents, beginning of period	57,293	93,955
Cash and cash equivalents, end of period	$150,944	$70,144
Non-cash investing and financing activities
Common stock issued in exchange for 5.375% Convertible Senior Notes	$13,000	$—
Purchases of property and equipment under capital lease	$4,284	$—

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of the Business
The Company is primarily engaged in the development, manufacturing and sale of its proprietary OmniPod Insulin Management System (the “OmniPod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The OmniPod System is the only commercially-available insulin infusion system of its kind. The OmniPod System features a unique disposable tubeless OmniPod which is worn on the body for approximately three days at a time and the handheld, wireless Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter.
In June 2011, the Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to support the sales of the OmniPod System, expand the Company’s full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, the Company is able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and has the ability to process claims as either durable medical equipment or through pharmacy benefits.
The Company began commercial sale of the OmniPod System in the United States in October 2005. The Company has also expanded the availability of the OmniPod System internationally through its partnership with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline (“GSK”). In January 2010, the Company entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in multiple countries. In February 2011, the Company entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada.
In August 2011, the Company received CE Mark approval, and in December 2012 the Company received 510(k) clearance by the FDA for its new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. The Company began selling the new OmniPod System in certain countries in Europe through Ypsomed in 2012. The Company began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013 and began converting the existing customer base in the second quarter of 2013.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other subsequent interim period.
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at June 30, 2013 and December 31, 2012 are cash equivalents, including money market accounts, and long-term obligations which are based on Level 1 inputs.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of June 30, 2013 and December 31, 2012. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets acquired under capital leases are amortized in accordance with the respective class of owned assets or life of the lease and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.
Intangibles and Other Long-Lived Assets
The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At June 30, 2013, intangible assets consisted of $17.9 million of customer relationships and $2.4 million of tradenames.
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

The Company deferred revenue of $0.9 million and $5.4 million as of June 30, 2013 and December 31, 2012, respectively. The deferred revenue recorded was comprised of product-related revenue and unrecognized amounts related to the Development Agreement.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of June 30, 2013 and December 31, 2012, liabilities to one vendor represented approximately 29% and 19% of the combined balance of accounts payable and accrued expenses, and other current liabilities, respectively.
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
The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of June 30, 2013 interest and penalties were immaterial to the consolidated financial statements.
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

Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. The Company determines the intrinsic value of restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis for awards with only service conditions and accelerated method for performance conditions over the respective vesting periods of the awards.
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

3. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	June 30, 2013	December 31, 2012
Principal amount of the 5.375% Convertible Senior Notes	$—	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(35,080)	(40,591)
Total long-term debt	108,670	118,159
Current portion of debt	—	14,429
Long-term debt	$108,670	$103,730
Deferred financing costs	$1,707	$2,004

Interest and other expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,460	$1,549	$3,009	$3,098
Accretion of debt discount	2,751	2,387	5,511	4,691
Loss on debt extinguishment	325	—	325	—
Amortization of debt issuance costs	149	149	297	297
Total interest and other expense	$4,685	$4,085	$9,142	$8,086

5.375% Convertible Senior Notes
In June 2008, the Company sold $85 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes was 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes were convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of the Company’s common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes were convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount.
The Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount was amortized as non-cash interest expense over the five year term of the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was amortized as non-cash interest expense over the five year term of the 5.375% Notes.
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
In May 2013, the Company entered into an Exchange Agreement with a holder of its 5.375% Notes. Under the Exchange Agreement, the Company purchased $13 million in principal amount of the 5.375% Notes in exchange for 620,122 shares of the Company's common stock and a cash payment of $0.3 million, representing the accrued and unpaid interest. Furthermore, the Company recorded a loss on extinguishment of debt of $0.3 million in interest and other expense in the three and six months ended June 30, 2013.
In June 2013, the Company repaid the remaining outstanding principal and accrued interest on the 5.375% Notes in accordance with the terms. In addition to a cash payment of $2.1 million, representing principal and accrued and unpaid interest, the Company issued 26,523 shares of its common stock to the holders, representing the conversion value in excess of the principal amount as per the original terms of the 5.375% Notes.
Cash interest expense related to the 5.375% Notes was $0.1 million and $0.2 million in the three month periods ended June 30, 2013 and 2012, respectively. Cash interest expense related to the 5.375% Notes was $0.3 million and $0.4 million in the six month periods ended June 30, 2013 and 2012, respectively.
As of June 30, 2013, the 5.375% Notes were repaid in full and no amounts remain on the Company's balance sheet related to these notes.
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
The Company may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015 the Company may redeem the 3.75% Notes, at its option, in whole or in part, only if the last reported sale price per share of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 20, 2015, the Company may redeem the 3.75% Notes, at its option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require the Company to repurchase their notes in whole or in part, for cash equal to 100% of the principal amount of the 3.75% Notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert its 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured.
The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At June 30, 2013, the Company separately accounted for and determined that these derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.4 million in each of the three month periods ended June 30, 2013 and 2012. Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was$2.7 million in each of the six month periods ended June 30, 2013 and 2012.
As of June 30, 2013 the Company included $108.7 million on its balance sheet in long-term debt related to the 3.75% Notes. The 3.75% Notes have a remaining term of 3 years.

4. Capital Lease Obligation
In June 2013 the Company acquired approximately $4.3 million of manufacturing equipment under a capital lease. The obligation under the capital lease will be repaid in equal monthly installments over the 36 month term of the lease and includes principal and interest payments with an effective interest rate of 17% . The underlying assets have been recorded at their fair value of $4.3 million and included in equipment on the Company's balance sheet as of June 30, 2013. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense.

The aggregate future minimum lease payments related to these capital leases as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	906
2014	1,812
2015	1,812
2016	906
Total	$5,436

There was no interest expense recorded on the capital lease in the three and six months ended June 30, 2013.

5. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2013 and 2012, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Six Months Ended June 30,
	2013	2012
5.375% Convertible Senior Notes	702,701	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642
Unvested restricted stock units	1,058,032	860,319
Outstanding options	2,283,054	2,855,080
Outstanding warrants	62,752	62,752
Total dilutive common shares	9,594,181	9,968,494

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
As of June 30, 2013 accounts receivable from one customer represented 13% of gross accounts receivable. As of December 31, 2012 accounts receivable from two customers represented approximately 18% and 11% of gross accounts receivable, respectively.

The components of accounts receivable are as follows:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Trade receivables	$40,434	$39,921
Allowance for doubtful accounts	(6,784)	(6,627)
Total accounts receivable	$33,650	$33,294

7. Inventories
Inventories consist of the following:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$1,422	$1,487
Work-in-process	365	1,595
Finished goods	4,192	11,785
Total inventories	$5,979	$14,867

8. Other Intangible Assets
Other intangible assets consist of the following:

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800
Total intangible assets	32,900	32,900
Less: accumulated amortization	(12,633)	(9,937)
Total	$20,267	$22,963
The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. Accumulated amortization on the customer relationship asset was $12.2 million and $9.6 million as of June 30, 2013 and December 31, 2012, respectively. Accumulated amortization on the tradename asset was $0.4 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively. Amortization expense was approximately $1.3 million and $1.5 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense was approximately $2.7 million and $3.2 million for the six months ended June 30, 2013 and 2012, respectively. Amortization expense for the year ending December 31, 2013 is expected to be approximately $4.9 million. As of June 30, 2013, the weighted average amortization period of the Company’s intangible assets is approximately 9 years.
In April 2013, the Company was notified that Neighborhood Diabetes was not offered a contract under the Center for Medicare & Medicaid Services ("CMS") national mail-order competition of the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program. As of July 1, 2013, the program implementation date, the Company is no longer eligible to provide certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries. The Company performed an analysis of the future undiscounted cash flows of its customer relationship and tradename assets and determined that the carrying value of the assets is recoverable. No impairment of these intangible assets was recorded in the six months ended June 30, 2013.

9. Goodwill
The Company follows the provisions of FASB ASC Topic 350-20, Intangibles – Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived assets are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment was recorded in the six months ended June 30, 2013.

10. Product Warranty Costs
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of the period	$2,249	$2,033	$1,992	$1,960
Warranty expense	785	348	1,661	1,222
Warranty claims settled	(633)	(559)	(1,252)	(1,360)
Balance at the end of the period	$2,401	$1,822	$2,401	$1,822

	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Composition of balance:
Short-term	$934	$863
Long-term	1,467	1,129
	$2,401	$1,992

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
During the year ended December 31, 2012, the Company terminated a lease for one of its corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. This lease expires in September 2014 and includes escalating payments over its term. During the six months ended June 30, 2013, the Company extended the lease of its Woburn location. Following the extension, the lease expires in December 2014. The leases in Singapore, Florida, and New York expire in July 2013, December 2013, and April 2015, respectively.
Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments related to these leases as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	690
2014	1,046
2015	45
Total	$1,781
Legal Proceedings
In August 2010, Becton, Dickinson and Company (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at June 30, 2013.
In a letter received in March 2007, Medtronic, Inc. invited the Company to discuss its “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that the Company infringes the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and an unspecified award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to the Company’s business. The Company believes that the OmniPod System does not infringe these patents. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at June 30, 2013.
In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against the Company alleging that certain of its products, including the OmniPod System, infringe one of its patents. Rydex seeks a declaration that the Company has infringed its patent and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe this patent. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at June 30, 2013.
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
At June 30, 2013, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

12. Equity
In January 2013, in a public offering, the Company issued and sold 4,715,000 shares of its common stock at a price of $20.75 per share. In connection with the offering, the Company received total gross proceeds of $97.8 million, or approximately $92.8 million in net proceeds after deducting underwriting discounts and offering expenses.
In May 2013, the Company entered into an Exchange Agreement with a holder of its 5.375% Notes. Under the Exchange Agreement, the Company issued 620,122 shares of its common stock to the holder in exchange for the extinguishment of $13 million in principal amount of the 5.375% Notes. In June 2013, in connection with the repayment of the remaining $2 million in principal amount of the 5.375% Notes, the Company issued 26,523 shares of its common stock to the holders representing the conversion value in excess of the principal amount as per the conversion terms of the 5.375% Notes.
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended June 30, 2013 and 2012 was $3.8 million and $2.5 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the six month periods ended June 30, 2013 and 2012 was $6.8 million and $5.1 million, respectively, and was calculated based on awards ultimately expected to vest. At June 30, 2013, the Company had $30.1 million of total unrecognized compensation expense related to stock options and restricted stock units.
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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2012	2,502,190	$13.51
Granted	240,400	24.55
Exercised	(411,698)	10.85	$6,568	(1)
Canceled	(47,838)	19.55
Balance, June 30, 2013	2,283,054	$15.02	$37,410
Vested, June 30, 2013	1,385,193	$11.91	$27,006	(2)
Vested and expected to vest, June 30, 2013 (3)	1,957,919		$33,474	(2)

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of June 30, 2013 and the exercise price of the underlying options.

(3)
Represents the number of vested options as of June 30, 2013, plus the number of unvested options expected to vest as of June 30, 2013, based on the unvested options outstanding as of June 30, 2013, adjusted for the estimated forfeiture rate of 16%.

At June 30, 2013 there were 2,283,054 options outstanding with a weighted average exercise price of $15.02 per share and a weighted average remaining contractual life of 6.9 years. At June 30, 2013 there were 1,385,193 options exercisable with a weighted average exercise price of $11.91 per share and a weighted average remaining contractual life of 5.7 years.
Employee stock-based compensation expense related to stock options recognized in each of the three month periods ended June 30, 2013 and 2012 was $1.3 million and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options recognized in each of the six month periods ended June 30, 2013 and 2012 was $2.5 million and was based on awards ultimately expected to vest. At June 30, 2013, the Company had $9.5 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of June 30, 2013 and 2012 the Company had 6,390 shares and 8,882 shares, respectively, contingently issued under the employee stock purchase plan (“ESPP”). In the three and six months ended June 30, 2013 and 2012, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the six months ended June 30, 2013, the Company awarded 563,475 restricted stock units to certain employees and directors. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. Of the 563,475 restricted stock units granted during the period, 142,000 restricted stock units were granted as performance-based awards that are probable of being achieved and vest over a three year period once certain performance criteria are met. The restricted stock units granted have a weighted average fair value of $23.92 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the six months ended June 30, 2013 were valued at approximately $13.5 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $2.5 million and $1.3 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three months ended June 30, 2013 and 2012, respectively. Approximately $4.3 million and $2.7 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the six months ended June 30, 2013 and 2012, respectively. Approximately $20.6 million of the fair value of the restricted stock units remained unrecognized as of June 30, 2013 and will be recognized over a weighted average period of 1.7 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.

The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2012	825,068	$18.40
Granted	563,475	23.92
Vested	(288,824)	17.49
Forfeited	(41,687)	19.88
Balance, June 30, 2013	1,058,032	$21.53

13. Income Taxes
The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reversed. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At June 30, 2013 and December 31, 2012, the Company provided a valuation allowance for the full amount of its net deferred tax asset because realization of any future tax benefit was not sufficiently assured.
Income tax expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Current	$88	$43	$191	$63
Deferred	30	26	58	52
Total	$118	$69	$249	$115
In the three and six months ended June 30, 2013 and 2012, the current portion of income tax expense primarily relates to state, local and foreign taxes and the deferred portion primarily relates to federal and state tax amounts.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as federal and state net operating losses and tax credit carryforwards. At June 30, 2013 and December 31, 2012, the Company included $0.5 million of current deferred tax assets in prepaid expenses and other current assets. At June 30, 2013 and December 31, 2012, the Company included $0.7 million of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.
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
The Company had $0.1 million of unrecognized tax benefits at June 30, 2013 and December 31, 2012. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits. The Company expects its uncertain tax positions will reduce by approximately $0.1 million over the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q . This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to reduce production costs and increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform legislation; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or other third-party suppliers on which we are dependent; failure by us to retain supplier pricing discounts and achieve satisfactory gross margins; failure by us to retain key supplier and payor partners; international business risks; our inability to obtain adequate coverage or reimbursement from third-party payors for the OmniPod System and potential adverse changes in reimbursement rates or policies relating to the OmniPod; failure to retain key partner payors and their members; failure to retain and manage successfully our Medicare and Medicaid business; potential adverse effects resulting from competition with competitors; technological innovations adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties, including claims that our current or future products infringe the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure of our contract manufacturers or component suppliers to comply with FDA’s quality system regulations, the potential violation of federal or state laws prohibiting “kickbacks” or protecting patient health information, or any challenges to or investigations into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; the concentration of substantially all of our manufacturing capacity at a single location in China and substantially all of our inventory at a single location in Massachusetts; our ability to attract and retain key personnel; our ability to manage our growth; fluctuations in quarterly results of operations; risks associated with potential future acquisitions; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal controls; the volatility of our common stock; risks related to future sales of our common stock or the conversion of the 3.75% Notes; potential limitations on our ability to use our net operating loss carryforwards; anti-takeover provisions in our organizational documents; and other risks and uncertainties described in our Annual Report on Form 10-K , which was filed with the Securities and Exchange Commission on February 28, 2013 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary OmniPod Insulin Management System (the “OmniPod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The OmniPod System is the only commercially-available insulin infusion system of its kind. The OmniPod System features a unique disposable tubeless OmniPod which is worn on the body for approximately three days at a time and the handheld, wireless Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the OmniPod System’s unique proprietary design offers significant lifestyle benefits to people with insulin-dependent diabetes.
In June 2011, we acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, "Neighborhood Diabetes") in order to support our sales of the OmniPod System, expand our full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, we are able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and have the ability to process claims as either durable medical equipment or through pharmacy benefits.
We began commercial sale of the OmniPod System in the United States in October 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe through our exclusive distribution partner, Ypsomed Distribution AG (“Ypsomed”) and in Canada through our exclusive distribution partner, GlaxoSmithKline Inc. (“GSK”). In August 2011, we received CE Mark approval, and in December 2012 we received 510(k) clearance by the FDA for our new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. Ypsomed began selling the new OmniPod System in certain European countries in 2012. We began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013 and began converting the existing customer base during the second quarter of 2013.
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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System as well as our high-touch patient model through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $60.1 million and $117.4 million for the three and six months ended June 30, 2013, respectively. Our total revenue was $51.0 million and $98.8 million for the three and six months ended June 30, 2012, respectively.
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
Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2013, we incurred net losses of $10.5 million and $21.2 million, respectively. As of June 30, 2013, we had an accumulated deficit of $502.7 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of June 30, 2013, we had $143.8 million of convertible debt outstanding which matures in June 2016.
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
As of June 30, 2013 and December 31, 2012, we had deferred revenue of $0.9 million and $5.4 million, respectively. These amounts include product-related revenue and unrecognized amounts related to the Development Agreement.
For the year ending December 31, 2013 we expect our revenue to continue to increase as we transition our customers to our new OmniPod System, leverage our high-touch patient model to gain new customers in the United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce our new OmniPods in sufficient volumes as our patient base grows, the successful transition to our new OmniPod System, the impact of competive bidding on certain durable medical equipment items including mail-order diabetes testings supplies, and other risks and uncertainties.
Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and other costs related to the OmniPod System, the cost of products we acquire from third party suppliers, and costs incurred related to the Development Agreement. Cost of revenue will continue to increase in line with an increase in revenue.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2013 as compared to 2012 as we continue expansion of our commercial organization to enhance the growth of our existing business as we continue to educate healthcare providers and transition our customers to our new OmniPod System.

Results of Operations
The following table presents certain statement of operations information for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Revenue	$60,092	$51,035	18%	$117,448	$98,789	19%
Cost of revenue	33,259	28,704	16%	65,460	56,162	17%
Gross profit	26,833	22,331	20%	51,988	42,627	22%
Operating expenses:
Research and development	5,174	6,521	21%	9,570	11,953	20%
General and administrative	13,901	12,665	10%	26,995	25,685	5%
Sales and marketing	13,580	13,664	1%	27,451	26,403	4%
Total operating expenses	32,655	32,850	1%	64,016	64,041	—%
Operating loss	(5,822)	(10,519)	45%	(12,028)	(21,414)	44%
Other expense, net	(4,579)	(3,888)	18%	(8,907)	(7,727)	15%
Income tax expense	(118)	(69)	71%	(249)	(115)	117%
Net loss	$(10,519)	$(14,476)	27%	$(21,184)	$(29,256)	28%
Comparison of the Three and Six Months ended June 30, 2013 and 2012
Revenue
Our total revenue was $60.1 million and $117.4 million for the three and six months ended June 30, 2013 compared to $51.0 million and $98.8 million for the same periods in 2012. The increase in the three and six month period is due to continued adoption of the OmniPod System by patients in the United States and internationally, as well as expansion of sales of other diabetes supplies to our existing patient base.

Cost of Revenue
Cost of revenue was $33.3 million and $65.5 million for the three and six months ended June 30, 2013 compared to $28.7 million and $56.2 million for the same periods in 2012. The increase in cost of revenue reflects the higher sales volumes as our patient base continues to increase.
Research and Development
Research and development expenses decreased $1.3 million, or 21%, to $5.2 million for the three months ended June 30, 2013, compared to $6.5 million for the same period in 2012. The decrease was primarily a result of a decrease of $2.0 million in outside services associated with the development and regulatory approval of the new OmniPod System, offset by a $0.5 million increase in employee related expenses, and a $0.2 million increase in supplies and consumables used in development efforts on our ongoing projects.
Research and development expenses decreased $2.4 million, or 20%, to $9.6 million for the six months ended June 30, 2013, compared to $12.0 million for the same period in 2012. The decrease was primarily a result of a decrease of $2.6 million in outside services associated with the development and regulatory approval of the new OmniPod System and a $0.2 million decrease in supplies and consumables used in development efforts on our ongoing projects, offset by a $0.5 million increase in employee related expenses.

General and Administrative
General and administrative expenses increased $1.2 million, or 10%, to $13.9 million for the three months ended June 30, 2013 compared to $12.7 million for the same period in 2012. This increase was primarily the result of an increase of $0.7 million in bad debt expense, an increase of $0.6 million in employee related expenses including stock-based compensation, and an increase of $0.1 million in technology related fees and services. These increases were partially offset by a decrease of $0.3 million in amortization expense on the customer relationship asset related to the June 2011 acquisition of Neighborhood Diabetes.
General and administrative expenses increased $1.3 million, or 5%, to $27.0 million for the six months ended June 30, 2013 compared to $25.7 million for the same period in 2012. This increase was primarily the result of an increase of $1.1 million in bad debt expense, an increase of $0.8 million in employee related expenses including stock-based compensation, and an increase of $0.3 million related to sales and use tax compliance. These increases were partially offset by a decrease of $0.3 million in administrative and consulting fees and a decrease of $0.5 million in amortization expense on the customer relationship asset related to the June 2011 acquisition of Neighborhood Diabetes.
Sales and Marketing
Sales and marketing expenses remained consistent at $13.6 million for the three months ended June 30, 2013, compared to $13.7 million for the same period in 2012. Sales and marketing expenses increased $1.1 million, or 4%, to $27.5 million for the six months ended June 30, 2013, compared to $26.4 million for the same period in 2012. This increase was primarily a result of a $0.7 million increase in costs related to customer support functions and $0.3 million in strategic planning initiatives.
Other Expense, Net
Other expense, net mainly consists of interest income and interest and other expense. Net interest and other expense was $4.6 million for the three months ended June 30, 2013 compared to $3.9 million for the same period in 2012. Net interest and other expense was $8.9 million for the six months ended June 30, 2013 compared to $7.7 million for the same period in 2012. The increase in net interest and other expense is primarily the result of higher non-cash interest on the 5.375% Notes and the 3.75% Notes based on their effective interest rates and the $0.3 million charge recorded for the extinguishment of debt related to the exchange of 620,122 shares of common stock for $13 million in principal amount of the 5.375% Notes (as defined below).
Income Tax Expense
Income tax expense was $0.1 million for each of the three months ended June 30, 2013 and 2012. Income tax expense was $0.2 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state, local and foreign taxes and the deferred portion primarily related to federal and state tax amounts.

Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. As of June 30, 2013, we had $150.9 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
In January 2013, in a public offering, we issued and sold 4,715,000 shares of our common stock at a price of $20.75 share. In connection with the offering, we received total gross proceeds of $97.8 million, or approximately $92.8 million in net proceeds after deducting underwriting discounts and offering expenses.
In May 2013, we entered into an Exchange Agreement with a holder of our 5.375% Notes. Under the Exchange Agreement, we issued 620,122 shares of our common stock to the holder in exchange for the extinguishment of $13 million in principal amount of the 5.375% Notes. In June 2013, in connection with the repayment of the remaining $2 million in principal amount of the 5.375% Notes, we issued 26,523 shares of our common stock to the holders representing the conversion value in excess of the principal amount as per the conversion terms of the 5.375% Notes.

Debt
We had outstanding debt and related financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	June 30, 2013	December 31, 2012
Principal amount of the 5.375% Convertible Senior Notes	$—	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(35,080)	(40,591)
Total debt	108,670	118,159
Current portion of long-term debt	—	14,429
Long-term debt	$108,670	$103,730
Deferred financing costs	$1,707	$2,004
Interest and other expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,460	$1,549	$3,009	$3,098
Accretion of debt discount	2,751	2,387	5,511	4,691
Loss on debt extinguishment	325	—	325	—
Amortization of debt issuance costs	149	149	297	297
Total interest and other expense	$4,685	$4,085	$9,142	$8,086

5.375% Convertible Senior Notes
In June 2008, we sold $85.0 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The interest rate on the notes was 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes were convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes, which is equivalent to a conversion price of approximately $21.35 per share, representing a conversion premium of 34% to the last reported sale price of our common stock on the NASDAQ Global Market on June 10, 2008, subject to adjustment under certain circumstances, at any time beginning on March 15, 2013 or under certain other circumstances and prior to the close of business on the business day immediately preceding the final maturity date of the notes. The 5.375% Notes were convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount.
We recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount was amortized as non-cash interest expense over the five year term of the 5.375% Notes. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was amortized as non-cash interest expense over the five year term of the 5.375% Notes.
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

In May 2013, we entered into an Exchange Agreement with a holder of our 5.375% Notes. Under the Exchange Agreement, we purchased $13 million in principal amount of the 5.375% Notes in exchange for 620,122 shares of our common stock and a cash payment of $0.3 million, representing accrued and unpaid interest. Furthermore, we recorded a loss on extinguishment of debt of $0.3 million in interest and other expense in the three and six months ended June 30, 2013.
In June 2013, we repaid the remaining outstanding principal and accrued interest on the 5.375% Notes in accordance with their terms. In addition to a cash payment of $2.1 million, representing principal and accrued and unpaid interest, we issued 26,523 shares of our common stock to the holders representing the conversion value in excess of the principal amount as per the terms of Notes.
Cash interest expense related to the 5.375% Notes was $0.1 million and $0.2 million in the three month periods ended June 30, 2013 and 2012, respectively. Cash interest expense related to the 5.375% Notes was $0.3 million and $0.4 million in the six month periods ended June 30, 2013 and 2012, respectively.
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
We may not redeem the 3.75% Notes prior to June 20, 2014. From June 20, 2014 to June 20, 2015, we may redeem the 3.75% Notes, at our option, in whole or in part, only if the last reported sale price per share of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. On and after June 20, 2015, we may redeem the 3.75% Notes, at our option (without regard to such sale price condition), in whole or in part. If a fundamental change, as defined in the Indenture for the 3.75% Notes, occurs at any time prior to maturity, holders of the 3.75% Notes may require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest. If a holder elects to convert their 3.75% Notes upon the occurrence of a make-whole fundamental change, as defined in the Indenture for the 3.75% Notes, the holder may be entitled to receive an additional number of shares of common stock on the conversion date. These additional shares are intended to compensate the holders for the loss of the time value of the conversion option and are set forth in the Indenture to the 3.75% Notes. In no event will the number of shares issuable upon conversion of a 3.75% Note exceed 50.5816 per $1,000 principal amount (subject to adjustment as described in the Indenture for the 3.75% Notes). The 3.75% Notes are unsecured.

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. At June 30, 2013, we determined that these derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.4 million in each of the three month periods ended June 30, 2013 and 2012. Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $2.7 million in each of the six month periods ended June 30, 2013 and 2012.
As of June 30, 2013, we included $108.7 million on our balance sheet in long-term debt related to the 3.75% Notes. The 3.75% Notes have a remaining term of 3 years.
Capital Lease
In June 2013, we acquired approximately $4.3 million of manufacturing equipment under a capital lease. The obligation under the capital lease will be repaid in equal monthly installments over the 36 month term of the lease and includes principal and interest payments with an effective interest rate of 17% . The underlying assets have been recorded at their fair value of $4.3 million and included in equipment on our balance sheet as of June 30, 2013. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with our policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense.
The aggregate future minimum lease payments related to these capital leases as of June 30, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	906
2014	1,812
2015	1,812
2016	906
Total	$5,436

There was no interest expense recorded on the capital lease in the three and six months ended June 30, 2013.
Operating Activities
The following table sets forth the amounts of cash provided by (used in) operating activities and net loss for each of the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$3,172	$(20,017)
Net loss	$(21,184)	$(29,256)
In the six months ended June 30, 2013, the net cash provided by operating activities was primarily attributable to our continued focus on profitability. In the six months ended June 30, 2012, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustments for non-cash expenses. Adjustments for non-cash items were approximately $21.3 million and $17.1 million in the six months ended June 30, 2013 and 2012, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation and non-cash interest and other expense.

Cash provided by operations in the six months ended June 30, 2013 included a decrease in inventories of $8.9 million and an increase in accounts payable and accruals of $3.3 million, offset in part by a decrease of $4.5 million in deferred revenue, an increase in accounts receivable of $2.9 million and an increase in prepaid expenses and other current assets of $2.1 million. The decrease of inventories is largely related to the scale up of our manufacturing operations as we transition our customer base to our new OmniPod System. The decrease of deferred revenues relates to the recognition of revenue billed in prior periods as we meet the revenue recognition criteria. Uses of cash from operations in the six months ended June 30, 2012 include an increase in accounts receivable of $3.9 million and an increase in inventories of $4.6 million, offset in part by a increase in accounts payable and accruals of $2.7 million.
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash used in investing activities	$(2,695)	$(4,249)
Cash provided by financing activities	$93,174	$455
Cash used in investing activities in the six months ended June 30, 2013 and 2012 was primarily for the purchase of manufacturing equipment for use in the production of our new OmniPod System.
Cash provided by financing activities in the six months ended June 30, 2013 was mainly related to the net proceeds from the issuance of common stock in connection with the public offering and exercise of employee stock options. Cash provided by financing activities in the six months ended June 30, 2012 mainly related to net proceeds from the issuance of common stock related to exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period.
Commitments and Contingencies
We lease facilities in Massachusetts, New York, Florida, and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. We have extended the leases of our facilities in Bedford and Billerica, Massachusetts. Following these extensions, these leases expire in September 2014. The leases for Bedford contain a five-year renewal option and escalating payments over the life of the leases.
During the year ended December 31, 2012, we terminated a lease for one of our corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to our financial statements. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. This lease expires in September 2014 and includes escalating payments over its term. During the six months ended June 30, 2013, we extended the lease of our Woburn location. Following the extension, the lease expires in December 2014. The leases in Singapore, Florida, and New York expire in July 2013, December 2013, and April 2015, respectively.
Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.
The following table summarizes our principal obligations as of June 30, 2013 (in thousands):

	Payments Due in
Contractual Obligations	Total	2013 Remaining	2014	2015	2016
Operating lease obligations	$1,781	$690	$1,046	$45	$—
Debt obligations (1)	159,697	2,694	5,391	5,391	146,221
Capital lease obligations (2)	5,436	906	1,812	1,812	906
Total contractual obligations	$166,914	$4,290	$8,249	$7,248	$147,127

(1)	The interest rate on the convertible debt is 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 17%. We have included future payments of interest on the capital lease in our obligations.
At June 30, 2013, we are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, we have been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. We have recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

Off-Balance Sheet Arrangements
As of June 30, 2013, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of June 30, 2013, we had outstanding debt recorded on our consolidated balance sheet of $143.8 million related to our 3.75% Notes and $4.3 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2013, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In August 2010, Becton, Dickinson and Company, (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod Insulin Management System (the “OmniPod System”) infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure with regard to this action at June 30, 2013.
In a letter received in March 2007, Medtronic, Inc. invited us to discuss our “taking a license to certain Medtronic patents.” In October 2012, Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) filed a lawsuit in United States District Court for the Central District of California alleging that we have infringed the two patents referenced in their 2007 letter which are owned by Medtronic MiniMed Inc. and licensed to Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. Medtronic seeks a declaration that we infringe its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecific award for monetary damages. The patents referenced by this lawsuit relate to technology that is material to our business. We believe that the OmniPod System does not infringe these patents. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure with regard to this action at June 30, 2013.
In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against us alleging that certain of our products, including the OmniPod System, infringes one of its patents. Rydex seeks a declaration that we have infringed its patent and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe this patent. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of effect of this action. We do not believe we have any material financial exposure with regard to this action at June 30, 2013.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1+	Amendment No. 2 to the Distribution Agreement, dated as of July 15, 2013, between Ypsomed Distribution AG and Insulet Corporation.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and June 30, 2012 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

§
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

+
Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: August 7, 2013	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2013	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)