Form 10-Q
period 2013-09-30
INSULET CORP
filed 2013-11-07
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
As of November 1, 2013, the registrant had 54,539,340 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2013	As of December 31, 2012
	(Unaudited) (In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$153,905	$57,293
Accounts receivable, net	34,465	33,294
Inventories	5,395	14,867
Prepaid expenses and other current assets	5,921	4,482
Total current assets	199,686	109,936
Property and equipment, net	31,399	25,422
Intangible assets, net	19,154	22,963
Goodwill	37,536	37,536
Other assets	1,721	2,202
Total assets	$289,496	$198,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,117	$9,361
Accrued expenses and other current liabilities	30,017	19,051
Deferred revenue	567	5,445
Current portion of capital lease obligations	2,593	—
Current portion of long-term debt	—	14,429
Total current liabilities	48,294	48,286
Capital lease obligations	6,092	—
Long-term debt	111,117	103,730
Other long-term liabilities	2,567	1,867
Total liabilities	168,070	153,883
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2013 and December 31, 2012 Issued and outstanding: zero shares at September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2013 and December 31, 2012 Issued and outstanding: 54,521,310 and 48,359,063 shares at September 30, 2013 and December 31, 2012, respectively	55	48
Additional paid-in capital	645,396	525,679
Accumulated deficit	(524,025)	(481,551)
Total stockholders’ equity	121,426	44,176
Total liabilities and stockholders’ equity	$289,496	$198,059

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited) (In thousands, except share and per share data)
Revenue	$61,103	$54,752	$178,551	$153,541
Cost of revenue	33,708	30,362	99,168	86,524
Gross profit	27,395	24,390	79,383	67,017
Operating expenses:
Research and development	5,771	6,559	15,341	18,512
General and administrative	23,530	12,731	50,525	38,416
Sales and marketing	15,407	13,571	42,858	39,974
Total operating expenses	44,708	32,861	108,724	96,902
Operating loss	(17,313)	(8,471)	(29,341)	(29,885)
Interest income	27	31	91	83
Interest and other expense	(3,999)	(3,949)	(12,970)	(11,728)
Other expense, net	(3,972)	(3,918)	(12,879)	(11,645)
Loss before income taxes	(21,285)	(12,389)	(42,220)	(41,530)
Income tax expense	(5)	(28)	(254)	(143)
Net loss	$(21,290)	$(12,417)	$(42,474)	$(41,673)
Net loss per share basic and diluted	$(0.39)	$(0.26)	$(0.79)	$(0.87)
Weighted-average number of shares used in calculating net loss per share	54,458,364	48,041,392	53,786,974	47,825,136

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(42,474)	$(41,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	8,859	8,092
Non-cash interest and other expense	8,726	7,556
Stock-based compensation expense	9,800	7,500
Provision for bad debts	3,942	2,321
Impairment and other charges	2,511	—
Changes in operating assets and liabilities:
Accounts receivable	(5,113)	(9,276)
Inventories	9,472	(3,251)
Deferred revenue	(4,878)	(1,444)
Prepaid expenses and other assets	(1,401)	(1,966)
Accounts payable, accrued expenses and other current liabilities	16,722	8,657
Other long-term liabilities	700	18
Net cash provided by (used in) operating activities	6,866	(23,466)
Cash flows from investing activities
Purchases of property and equipment	(4,517)	(8,936)
Net cash used in investing activities	(4,517)	(8,936)
Cash flows from financing activities
Payments for capital lease obligations	(336)	—
Repayment of debt	(2,000)	—
Net proceeds from issuance of common stock	99,164	3,142
Payment of withholding taxes in connection with vesting of restricted stock units	(2,565)	(1,252)
Net cash provided by financing activities	94,263	1,890
Net increase (decrease) in cash and cash equivalents	96,612	(30,512)
Cash and cash equivalents, beginning of period	57,293	93,955
Cash and cash equivalents, end of period	$153,905	$63,443
Non-cash investing and financing activities
Common stock issued in exchange for 5.375% Convertible Senior Notes	$13,000	$—
Purchases of property and equipment under capital lease	$9,021	$—

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
In August 2011, the Company received CE Mark approval, and in December 2012 the Company received 510(k) clearance by the FDA for its new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. The Company began selling the new OmniPod System in certain countries in Europe through Ypsomed in 2012. The Company began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013 and began converting the existing customer base in the second quarter of 2013. By the end of the third quarter, the Company completely transitioned its production to the new OmniPod System.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013, or for any other subsequent interim period.
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at September 30, 2013 and December 31, 2012 are cash equivalents, including money market accounts, and long-term obligations which are based on Level 1 inputs.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of September 30, 2013 and December 31, 2012. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets acquired under capital leases are amortized in accordance with the respective class of owned assets or life of the lease and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred. In the three and nine month periods ended September 30, 2013 in connection with the transition to the new OmniPod System, the Company recorded a $2.5 million charge to expense the value of manufacturing equipment that was no longer expected to be used in its manufacturing process.
Intangibles and Other Long-Lived Assets
The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename asset is 15 years. The estimated life of the acquired customer relationship asset is 10 years. Intangible assets with determinable estimated lives are amortized over these lives. At September 30, 2013, intangible assets consisted of $16.8 million of customer relationships and $2.4 million of tradenames.
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
The Company deferred revenue of $0.6 million and $5.4 million as of September 30, 2013 and December 31, 2012, respectively. The deferred revenue recorded was comprised of product-related revenue and unrecognized amounts related to the Development Agreement.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of September 30, 2013 and December 31, 2012, liabilities to one vendor represented approximately 26% and 19% of the combined balance of accounts payable, accrued expenses, and other current liabilities, respectively.
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
The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. As of September 30, 2013 interest and penalties were immaterial to the consolidated financial statements.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state returns are currently open to examination for tax years 2010 through 2012 and 2009 through 2012, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.

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
The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options granted. The Company determines the intrinsic value of restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis for awards with only service conditions and on an accelerated method for awards with performance conditions. Compensation expense is recognized over the respective vesting periods of the awards.

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

3. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
Principal amount of the 5.375% Convertible Senior Notes	$—	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(32,633)	(40,591)
Total long-term debt	111,117	118,159
Current portion of debt	—	14,429
Long-term debt	$111,117	$103,730
Deferred financing costs	$1,560	$2,004

Interest and other expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,347	$1,549	$4,356	$4,647
Accretion of debt discount	2,447	2,420	7,958	7,111
Loss on debt extinguishment	—	—	325	—
Amortization of debt issuance costs	146	148	443	445
Total interest and other expense	$3,940	$4,117	$13,082	$12,203

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
In May 2013, the Company entered into an Exchange Agreement with a holder of its 5.375% Notes. Under the Exchange Agreement, the Company purchased $13 million in principal amount of the 5.375% Notes in exchange for 620,122 shares of the Company's common stock and a cash payment of $0.3 million, representing the accrued and unpaid interest. Furthermore, the Company recorded a loss on extinguishment of debt of $0.3 million which was included in interest and other expense in the nine months ended September 30, 2013.
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
No cash interest expense was recorded related to the 5.375% Notes in the three month period ended September 30, 2013. Cash interest expense related to the 5.375% Notes was $0.2 million in the three month period ended September 30, 2012. Cash interest expense related to the 5.375% Notes was $0.3 million and $0.6 million in the nine month periods ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, the 5.375% Notes were repaid in full and no amounts remain on the Company's balance sheet related to these notes.

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
The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At September 30, 2013, the Company separately accounted for and determined that these derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in each of the three month periods ended September 30, 2013 and 2012. Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $4.0 million in each of the nine month periods ended September 30, 2013 and 2012.

As of September 30, 2013 the Company included $111.1 million on its balance sheet in long-term debt related to the 3.75% Notes. The 3.75% Notes have a remaining term of 2.75 years.

4. Capital Lease Obligations
In the nine months ended September 30, 2013, the Company acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases will be repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17% . In the third quarter of 2013, the Company recorded a $2.5 million charge to expense the value of of equipment as it was no longer expected to be used in its manufacturing process. The underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on the Company's balance sheet as of September 30, 2013. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense.
The aggregate future minimum lease payments related to these capital leases as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	954
2014	3,815
2015	3,815
2016	2,409
Total	$10,993

The Company recorded $0.1 million of interest expense on the capital leases in the three and nine months ended September 30, 2013.

5. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2013 and 2012, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Nine Months Ended September 30,
	2013	2012
5.375% Convertible Senior Notes	—	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642
Unvested restricted stock units	1,034,277	863,651
Outstanding options	2,130,560	2,693,936
Outstanding warrants	62,752	62,752
Total dilutive common shares	8,715,231	9,810,682

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
As of September 30, 2013 accounts receivable from two customers represented 11% and 10% of gross accounts receivable. As of December 31, 2012 accounts receivable from two customers represented approximately 18% and 11% of gross accounts receivable, respectively.
The components of accounts receivable are as follows:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Trade receivables	$41,762	$39,921
Allowance for doubtful accounts	(7,297)	(6,627)
Total accounts receivable	$34,465	$33,294

7. Inventories
Inventories consist of the following:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Raw materials	$321	$1,487
Work-in-process	6	1,595
Finished goods	5,068	11,785
Total inventories	$5,395	$14,867

8. Other Intangible Assets
Other intangible assets consist of the following:

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Customer relationships	$30,100	$30,100
Tradename	2,800	2,800
Total intangible assets	32,900	32,900
Less: accumulated amortization	(13,746)	(9,937)
Total	$19,154	$22,963
The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. Accumulated amortization on the customer relationship asset was $13.3 million and $9.6 million as of September 30, 2013 and December 31, 2012, respectively. Accumulated amortization on the tradename asset was $0.4 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively. Amortization expense was approximately $1.1 million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense was approximately $3.8 million and $4.6 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense for the year ending December 31, 2013 is expected to be approximately $4.9 million. As of September 30, 2013, the weighted average amortization period of the Company’s intangible assets is approximately 8 years.
In April 2013, the Company was notified that Neighborhood Diabetes was not offered a contract under the Center for Medicare & Medicaid Services ("CMS") national mail-order competition of the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program. As of July 1, 2013, the program implementation date, the Company is no longer eligible to provide certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries. The Company performed an analysis of the future undiscounted cash flows of its customer relationship and tradename assets and determined that the carrying value of the assets is recoverable. No impairment of these intangible assets was recorded in the nine months ended September 30, 2013.

9. Goodwill
The Company follows the provisions of FASB ASC Topic 350-20, Intangibles – Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. Goodwill and indefinite-lived assets are tested for impairment at least annually. In accordance with ASC 350-20, the Company tests goodwill for impairment on an annual basis or whenever events and circumstances indicate there might be an impairment. The Company’s goodwill arose in connection with the acquisition of Neighborhood Diabetes in June 2011. No goodwill impairment was recorded in the nine months ended September 30, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance at the beginning of the period	$2,401	$1,822	$1,992	$1,960
Warranty expense	1,110	645	2,771	1,867
Warranty claims settled	(702)	(661)	(1,954)	(2,021)
Balance at the end of the period	$2,809	$1,806	$2,809	$1,806

	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Composition of balance:
Short-term	$1,047	$863
Long-term	1,762	1,129
	$2,809	$1,992

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
During the year ended December 31, 2012, the Company terminated a lease for one of its corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. This lease expires in September 2014 and includes escalating payments over its term. During the nine months ended September 30, 2013, the Company extended the lease of its Woburn location. Following the extension, the lease expires in December 2014. The leases in Florida, and New York, and Singapore expire in December 2013, April 2015, and July 2015, respectively.
Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments related to these leases as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	361
2014	1,134
2015	96
Total	$1,591
Legal Proceedings
In August 2010, Becton, Dickinson and Company (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD seeks a declaration that the Company has infringed its patents, equitable relief, including an injunction that would enjoin the Company from infringing these patents and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at September 30, 2013.

In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against the Company alleging that certain of its products, including the OmniPod System, infringe one of its patents. Rydex seeks a declaration that the Company has infringed its patent and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe this patent. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure with regard to this action at September 30, 2013.

In September 2013, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) of the lawsuit brought by Medtronic in United States District Court for the Central District of California alleging that the Company infringes certain Medtronic patents. The Settlement Agreement was entered into in full settlement of the patent infringement suit brought by Medtronic against the Company, which lawsuit was dismissed with prejudice on October 2, 2013. The Settlement Agreement provides for a one-time cash payment by the Company to Medtronic and a cross-license of certain patent claims. These licenses may generally not be assigned or sublicensed, but include “have made” licenses solely for each party's own sale of its products. Each license will terminate if the licensee is acquired by an entity in the business of manufacturing, marketing or distributing ambulatory external insulin pumps. In addition, each party agrees not to sue the other for patent infringement based on any existing product, or any feature, element or component, or any existing combination thereof, as exist in any currently existing commercially available products. The Company has recorded approximately $10 million of expense, included in general and administrative expenses on its consolidated statement of operations, related to the one-time cash payment and associated legal fees in connection with the lawsuit.

In October 2013, the Company received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. The Company is in the process of responding to this letter, and believes that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In light of the preliminary nature of this matter, the Company is unable to reasonably assess its ultimate outcome. However, the Company does not believe that a negative outcome is probable at September 30, 2013, nor could the Company estimate a range of possible loss.

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
At September 30, 2013, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

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
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended September 30, 2013 and 2012 was $3.0 million and $2.3 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the nine month periods ended September 30, 2013 and 2012 was $9.8 million and $7.5 million, respectively, and was calculated based on awards ultimately expected to vest. At September 30, 2013, the Company had $26.6 million of total unrecognized compensation expense related to stock options and restricted stock units.

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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2012	2,502,190	$13.51
Granted	276,900	25.54
Exercised	(595,159)	10.30	$10,930	(1)
Canceled	(53,371)	19.36
Balance, September 30, 2013	2,130,560	$15.82	$43,499
Vested, September 30, 2013	1,302,995	$12.70	$30,676	(2)
Vested and expected to vest, September 30, 2013 (3)	1,827,646		$38,633	(2)

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of September 30, 2013 and the exercise price of the underlying options.

(3)
Represents the number of vested options as of September 30, 2013, plus the number of unvested options expected to vest as of September 30, 2013, based on the unvested options outstanding as of September 30, 2013, adjusted for the estimated forfeiture rate of 16%.

At September 30, 2013 there were 2,130,560 options outstanding with a weighted average exercise price of $15.82 per share and a weighted average remaining contractual life of 6.9 years. At September 30, 2013 there were 1,302,995 options exercisable with a weighted average exercise price of $12.70 per share and a weighted average remaining contractual life of 5.8 years.
Employee stock-based compensation expense related to stock options recognized in the three month periods ended September 30, 2013 and 2012 was $1.1 million and $1.2 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options recognized in the nine month periods ended September 30, 2013 and 2012 was $3.6 million and $3.7 million, respectively, and was based on awards ultimately expected to vest. At September 30, 2013, the Company had $8.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.2 years.
Employee Stock Purchase Plan
As of September 30, 2013 and 2012 the Company had zero shares contingently issued under the employee stock purchase plan (“ESPP”). In the three and nine months ended September 30, 2013 and 2012, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the nine months ended September 30, 2013, the Company awarded 563,875 restricted stock units to certain employees and directors. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. Of the 563,875 restricted stock units granted during the period, 142,000 restricted stock units were granted as performance-based awards that are probable of being achieved and vest over a three year period if certain performance criteria are met. The restricted stock units granted have a weighted average fair value of $23.93 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the nine months ended

September 30, 2013 were valued at approximately $13.5 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $1.9 million and $1.1 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three months ended September 30, 2013 and 2012, respectively. Approximately $6.2 million and $3.8 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the nine months ended September 30, 2013 and 2012, respectively. Approximately $18.5 million of the fair value of the restricted stock units remained unrecognized as of September 30, 2013 and will be recognized over a weighted average period of 1.5 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2012	825,068	$18.40
Granted	563,875	23.93
Vested	(301,241)	17.60
Forfeited	(53,425)	20.26
Balance, September 30, 2013	1,034,277	$21.55

13. Income Taxes
The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reversed. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2013 and December 31, 2012, the Company provided a valuation allowance for the full amount of its net deferred tax asset because realization of any future tax benefit was not sufficiently assured.
Income tax expense (benefit) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Current	$(20)	$15	$171	$78
Deferred	25	13	83	65
Total	$5	$28	$254	$143
In the three and nine months ended September 30, 2013 and 2012, the current portion of income tax expense primarily relates to state, local and foreign taxes and the deferred portion primarily relates to federal and state tax amounts.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as federal and state net operating losses and tax credit carryforwards. At September 30, 2013 and December 31, 2012, the Company included $0.5 million of current deferred tax assets in prepaid expenses and other current assets. At September 30, 2013 and December 31, 2012, the Company included $0.8 million and $0.7 million, respectively of non-current deferred tax liabilities in other long-term liabilities on its balance sheet.
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

The Company had no unrecognized tax benefits at September 30, 2013.

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
We began commercial sale of the OmniPod System in the United States in October 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe through our exclusive distribution partner, Ypsomed Distribution AG (“Ypsomed”) and in Canada through our exclusive distribution partner, GlaxoSmithKline Inc. (“GSK”). In August 2011, we received CE Mark approval, and in December 2012 we received 510(k) clearance by the FDA for our new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. Ypsomed began selling the new OmniPod System in certain European countries in 2012. We began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013 and began converting the existing customer base during the second quarter of 2013. By the end of the third quarter, we completely transitioned our production to the the new OmniPod System.
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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System as well as our high-touch patient model through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $61.1 million and $178.6 million for the three and nine months ended September 30, 2013, respectively. Our total revenue was $54.8 million and $153.5 million for the three and nine months ended September 30, 2012, respectively.
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
To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our new OmniPod was designed to further lower the cost of the product through component sourcing, volume discounts and efficient manufacturing. The cost reductions are important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2013 demand for OmniPods.
We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.
Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2013, we incurred net losses of $21.3 million and $42.5 million, respectively. As of September 30, 2013, we had an accumulated deficit of $524.0 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of September 30, 2013, we had $143.8 million of convertible debt outstanding which matures in June 2016.
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the remainder of 2013 will be focused primarily on the production of, and customer transition to, our new OmniPod System as well as the expansion of our customer base in the United States and internationally. Achieving these objectives is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
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
As of September 30, 2013 and December 31, 2012, we had deferred revenue of $0.6 million and $5.4 million, respectively. These amounts include product-related revenue and unrecognized amounts related to the Development Agreement.
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
Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of clinical studies and product development projects. We expense all research and development costs as incurred. For the remainder of the year ending December 31, 2013, we expect overall research and development spending to remain consistent with current levels.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the remainder of the year ending December 31, 2013, we expect general and administrative expenses to decrease as compared to current levels as we incurred significant one-time costs related to the transition to the new OmniPod System and the resolution of our outstanding litigation with Medtronic Minimed Inc.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. For the remainder of the year ending December 31, 2013, we expect sales and marketing expenses to decrease slightly compared to current levels as certain costs associated with the launch of the new OmniPod are not expected to recur.

Results of Operations
The following table presents certain statement of operations information for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(In thousands)			(In thousands)
Revenue	$61,103	$54,752	12%	$178,551	$153,541	16%
Cost of revenue	33,708	30,362	11%	99,168	86,524	15%
Gross profit	27,395	24,390	12%	79,383	67,017	18%
Operating expenses:
Research and development	5,771	6,559	12%	15,341	18,512	17%
General and administrative	23,530	12,731	85%	50,525	38,416	32%
Sales and marketing	15,407	13,571	14%	42,858	39,974	7%
Total operating expenses	44,708	32,861	36%	108,724	96,902	12%
Operating loss	(17,313)	(8,471)	104%	(29,341)	(29,885)	2%
Other expense, net	(3,972)	(3,918)	1%	(12,879)	(11,645)	11%
Income tax expense	(5)	(28)	82%	(254)	(143)	78%
Net loss	$(21,290)	$(12,417)	71%	$(42,474)	$(41,673)	2%
Comparison of the Three and Nine Months ended September 30, 2013 and 2012
Revenue
Our total revenue was $61.1 million and $178.6 million for the three and nine months ended September 30, 2013, respectively, compared to $54.8 million and $153.5 million for the same periods in 2012. The increase in the three and nine month periods is due to continued adoption of the OmniPod System by patients in the United States and internationally. This increase was offset by a decrease in revenue related to certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries that we no longer are eligible to service under the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program, which began on July 1, 2013.

Cost of Revenue
Cost of revenue was $33.7 million and $99.2 million for the three and nine months ended September 30, 2013, respectively, compared to $30.4 million and $86.5 million for the same periods in 2012. The increase in cost of revenue reflects the higher sales volumes as our patient base continues to increase.
Research and Development
Research and development expenses decreased $0.8 million, or 12%, to $5.8 million for the three months ended September 30, 2013, compared to $6.6 million for the same period in 2012. The decrease was primarily a result of a decrease of $0.9 million in outside services associated with the development and regulatory approval of the new OmniPod System and a $0.8 million decrease in supplies and consumables used in development efforts on our ongoing projects. These decreases were offset by a $0.8 million increase in employee related and travel expenses.
Research and development expenses decreased $3.2 million, or 17%, to $15.3 million for the nine months ended September 30, 2013, compared to $18.5 million for the same period in 2012. The decrease was primarily a result of a decrease of $3.5 million in outside services associated with the development and regulatory approval of the new OmniPod System and a $0.9 million decrease in supplies and consumables used in development efforts on our ongoing projects, offset by a $1.2 million increase in employee related expenses.

General and Administrative
General and administrative expenses increased $10.8 million, or 85%, to $23.5 million for the three months ended September 30, 2013 compared to $12.7 million for the same period in 2012. This increase was primarily the result of an increase of $7.3 million in legal expenses largely related to the Medtronic patent litigation settlement, an expense of $2.5 million related to equipment which is no longer expected to be used in our manufacturing process, an increase of $0.8 million of shipping expenses as volumes of patient shipments increased, an increase of $0.5 million in bad debt expense, and an increase of $0.5 million in employee related expenses including stock-based compensation. These increases were partially offset by a decrease of $0.7 million related to sales and use tax compliance and a decrease of $0.3 million in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes.
General and administrative expenses increased $12.1 million, or 32%, to $50.5 million for the nine months ended September 30, 2013 compared to $38.4 million for the same period in 2012. This increase was primarily the result of an increase of $8.3 million in legal expense mainly related to the Medtronic patent litigation settlement, an expense of $2.5 million related to equipment which is no longer expected to be used in our manufacturing process, an increase of $1.6 million in bad debt expense, an increase of $1.3 million in employee related expenses including stock-based compensation, and an increase of $0.9 million of shipping expenses as volumes of patient shipments increased. These increases were partially offset by a decrease of $1.1 million in administrative and consulting fees, a decrease of $0.8 million in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes, and a decrease of $0.6 million related to sales and use tax compliance.
Sales and Marketing
Sales and marketing expenses increased $1.8 million, or 14%, to $15.4 million for the three months ended September 30, 2013, compared to $13.6 million for the same period in 2012. This increase was primarily a result of a $1.4 million increase in costs associated with the launch of the new OmniPod System, and an increase of $1.0 million in costs related to customer support functions and strategic planning initiatives. These increases were offset by a decrease of $0.6 million of employee related expenses including stock-based compensation and travel related expenses.
Sales and marketing expenses increased $2.9 million, or 7%, to $42.9 million for the nine months ended September 30, 2013, compared to $40.0 million for the same period in 2012. This increase was primarily a result of a $0.9 million net increase in costs associated with the launch of the new OmniPod System and other advertising expenses and a $2.0 million increase in costs related to customer support functions and strategic planning initiatives.
Other Expense, Net
Other expense, net mainly consists of interest income and interest and other expense. Net interest and other expense was $4.0 million for the three months ended September 30, 2013 compared to $3.9 million for the same period in 2012. Net interest and other expense was $12.9 million for the nine months ended September 30, 2013 compared to $11.6 million for the same period in 2012. The increase in net interest and other expense is primarily the result of higher non-cash interest on the 5.375% Notes and the 3.75% Notes based on their effective interest rates and the $0.3 million charge recorded for the extinguishment of debt related to the exchange of 620,122 shares of common stock for $13 million in principal amount of the 5.375% Notes (as defined below).
Income Tax Expense
Income tax expense was de minimus for each of the three months ended September 30, 2013 and 2012. Income tax expense was $0.3 million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state, local and foreign taxes and the deferred portion primarily related to federal and state tax amounts.

Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt. As of September 30, 2013, we had $153.9 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

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
Debt
We had outstanding debt and related financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
Principal amount of the 5.375% Convertible Senior Notes	$—	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(32,633)	(40,591)
Total debt	111,117	118,159
Current portion of long-term debt	—	14,429
Long-term debt	$111,117	$103,730
Deferred financing costs	$1,560	$2,004
Interest and other expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Contractual coupon interest	$1,347	$1,549	$4,356	$4,647
Accretion of debt discount	2,447	2,420	7,958	7,111
Loss on debt extinguishment	—	—	325	—
Amortization of debt issuance costs	146	148	443	445
Total interest and other expense	$3,940	$4,117	$13,082	$12,203

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
In May 2013, we entered into an Exchange Agreement with a holder of our 5.375% Notes. Under the Exchange Agreement, we purchased $13 million in principal amount of the 5.375% Notes in exchange for 620,122 shares of our common stock and a cash payment of $0.3 million, representing accrued and unpaid interest. Furthermore, we recorded a loss on extinguishment of debt of $0.3 million which was included in interest and other expense in the nine months ended September 30, 2013.
In June 2013, we repaid the remaining outstanding principal and accrued interest on the 5.375% Notes in accordance with their terms. In addition to a cash payment of $2.1 million, representing principal and accrued and unpaid interest, we issued 26,523 shares of our common stock to the holders representing the conversion value in excess of the principal amount as per the terms of the 5.375% Notes.
No cash interest expense was recorded related to the 5.375% Notes in the three month period ended September 30, 2013. Cash interest expense related to the 5.375% Notes was $0.2 million in the three month period ended September 30, 2012. Cash interest expense related to the 5.375% Notes was $0.3 million and $0.6 million in the nine month periods ended September 30, 2013 and 2012, respectively.
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

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. At September 30, 2013, we determined that these derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in each of the three month periods ended September 30, 2013 and 2012. Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $4.0 million in each of the nine month periods ended September 30, 2013 and 2012.
As of September 30, 2013, we included $111.1 million on our balance sheet in long-term debt related to the 3.75% Notes. The 3.75% Notes have a remaining term of 2.75 years.
Capital Leases
In the nine months ended September 30, 2103, we acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases will be repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the third quarter of 2013, the Company recorded a $2.5 million charge to expense the value of equipment as it was no longer expected to be used in our manufacturing process. The underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on our balance sheet as of September 30, 2013. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with our policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense.
The aggregate future minimum lease payments related to these capital leases as of September 30, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2013 (remaining)	954
2014	3,815
2015	3,815
2016	2,409
Total	$10,993

We recorded $0.1 million of interest expense on the capital leases in the three and nine months ended September 30, 2013.

Operating Activities
The following table sets forth the amounts of cash provided by (used in) operating activities and net loss for each of the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by (used in) operating activities	$6,866	$(23,466)
Net loss	$(42,474)	$(41,673)
In the nine months ended September 30, 2013, the net cash provided by operating activities was primarily attributable to our continued focus on profitability. In the nine months ended September 30, 2012, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustments for non-cash expenses. Adjustments for non-cash items were approximately $33.8 million and $25.5 million in the nine months ended September 30, 2013 and 2012, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation, non-cash interest and other expense, and impairment and other charges.
Cash provided by operations in the nine months ended September 30, 2013 included a decrease in inventories of $9.5 million and an increase in accounts payable, accrued expenses and other current liabilities of $16.7 million, offset in part by a decrease of $4.9 million in deferred revenue, an increase in accounts receivable of $5.1 million and an increase in prepaid expenses and other current assets of $1.4 million. The decrease in inventories and increase in accounts payable, accrued expenses and other current liabilities are largely related to the scale up of our manufacturing operations as we transition our customer base to our new OmniPod System. The decrease of deferred revenues relates to the recognition of revenue billed in prior periods as we meet the revenue recognition criteria. The increase in accounts receivable largely relates to the timing of shipments to customers and overall expansion of our customer base. Uses of cash from operations in the nine months ended September 30, 2012 include an increase in accounts receivable of $9.3 million and an increase in inventories of $3.3 million, offset in part by an increase in accounts payable and accruals of $8.7 million.
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash used in investing activities	$(4,517)	$(8,936)
Cash provided by financing activities	$94,263	$1,890
Cash used in investing activities in the nine months ended September 30, 2013 and 2012 was primarily for the purchase of manufacturing equipment for use in the production of our new OmniPod System.
Cash provided by financing activities in the nine months ended September 30, 2013 was mainly related to the net proceeds from the issuance of common stock in connection with the public offering and exercise of employee stock options. Cash provided by financing activities in the nine months ended September 30, 2012 mainly related to net proceeds from the issuance of common stock related to exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period.
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
During the year ended December 31, 2012, we terminated a lease for one of our corporate office spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to our financial statements. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. This lease expires in September 2014 and includes escalating payments over its term. During the nine months ended September 30, 2013, we extended the lease of our Woburn location. Following the extension, the lease expires in December 2014. The leases in Florida, New York, and Singapore expire in December 2013, April 2015, and July 2015, respectively.
Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.
The following table summarizes our principal obligations as of September 30, 2013 (in thousands):

	Payments Due in
Contractual Obligations	Total	2013 Remaining	2014	2015	2016
Operating lease obligations	$1,591	$361	$1,134	$96	$—
Debt obligations (1)	158,350	1,347	5,391	5,391	146,221
Capital lease obligations (2)	10,993	954	3,815	3,815	2,409
Total contractual obligations	$170,934	$2,662	$10,340	$9,302	$148,630

(1)	The interest rate on the convertible debt is 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 17%. We have included future payments of interest on the capital lease in our obligations.
At September 30, 2013, we are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, we have been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. We have recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2013. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
As of September 30, 2013, we had outstanding debt recorded on our consolidated balance sheet of $143.8 million related to our 3.75% Notes and $8.7 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2013, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In August 2010, Becton, Dickinson and Company, (“BD”), filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod Insulin Management System (the “OmniPod System”) infringes three of its patents. BD seeks a declaration that we have infringed its patents, equitable relief, including an injunction that would enjoin us from infringing these patents and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure with regard to this action at September 30, 2013.

In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against us alleging that certain of our products, including the OmniPod System, infringes one of its patents. Rydex seeks a declaration that we have infringed its patent and an unspecified award for monetary damages. We believe that the OmniPod System does not infringe this patent. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome of effect of this action. We do not believe we have any material financial exposure with regard to this action at September 30, 2013.

On September 20, 2013, we entered into a Binding Term Sheet for Settlement and Cross-License (the “Settlement Agreement”) with Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) of the lawsuit brought by Medtronic in United States District Court for the Central District of California alleging that we have infringed certain Medtronic patents. The Settlement Agreement was entered into in full settlement of the patent infringement suit brought by Medtronic against us, which lawsuit was dismissed with prejudice on October 2, 2013. The Settlement Agreement provides for a one-time cash payment by us to Medtronic and a cross-license of certain patent claims. These licenses may generally not be assigned or sublicensed, but include “have made” licenses solely for each party's own sale of its products. Each license will terminate if the licensee is acquired by an entity in the business of manufacturing, marketing or distributing ambulatory external insulin pumps. In addition, each party agrees not to sue the other for patent infringement based on any existing product, or any feature, element or component, or any existing combination thereof, as exist in any currently existing commercially available products. We have recorded approximately $10 million of expense related to the one-time cash payment and associated legal fees in connection with the lawsuit.

In October 2013, we received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. We are in the process of responding to this letter, and believe that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In light of the preliminary nature of this matter, we are unable to reasonably assess its ultimate outcome. However, we do not believe that a negative outcome is probable at September 30, 2013, nor could we estimate a range of possible loss.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1+	Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co.

31.1	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Duane DeSisto, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and September 30, 2012 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: November 7, 2013	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2013	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)