Form 10-Q/A
period 2013-09-30
INSULET CORP
filed 2014-01-27
CIK 1145197

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

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

No other changes have been made to the Original Report. This Amendment No. 1 speaks as of the original filing date of the Original Report on Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 1 should be read in conjunction with Insulet’s filings made with the SEC subsequent to the filing of the Original Report.

PART II — OTHER INFORMATION

Item 6. Exhibits

Exhibit
Number	Description of Document

10.1*+	Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co.

31.1*	Certification of Duane DeSisto, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

INSULET CORPORATION (Registrant)

Date: January 24, 2014	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: January 24, 2014	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)