Form 10-K
period 2013-12-31
INSULET CORP
filed 2014-02-28
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2013 was approximately $1.7 billion. In making such calculation, the registrant does not determine whether any director, officer or other holder of common stock is an affiliate for any other purpose.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 21, 2014:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	55,061,744
Preferred Stock Purchase Rights	—
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1         BUSINESS
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
We began commercial sale of the OmniPod System in the United States in October 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod system is available in multiple countries in Europe through our exclusive distribution partner, Ypsomed Distribution AG ("Ypsomed") and in Canada through our exclusive distribution partner GlaxoSmithKline ("GSK"). Under these distribution agreements, we supply OmniPods and PDMs to Ypsomed and GSK, and they are responsible for the sale to the customer, including distribution, reimbursement and customer support. In August 2011 we received CE Mark approval, and in December 2012 we received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") for the new OmniPod System. The new OmniPod System maintains all of the features of the original OmniPod System but is approximately one-third smaller in size and one-quarter lighter in weight. We began selling the new OmniPod to new customers in the U.S. in the first quarter of 2013 and began converting the existing customer base during the second quarter of 2013. We completed the transition of our U.S. customer base to the new OmniPod System as of December 31, 2013.
Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 9 Oak Park Drive, Bedford, Massachusetts 01730, and our telephone number is (781) 457-5000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2013.

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

The OmniPod System
The OmniPod System was specifically designed to provide people with insulin-dependent diabetes with a diabetes management solution which provides significant lifestyle and other benefits and to expand the use of CSII therapy. We believe that the following are important contributors to the success of our OmniPod System:

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

Sales and Marketing
Our sales and marketing effort for the OmniPod System is focused on continuing to generate demand and acceptance of the OmniPod System among key diabetes practicioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies and third-party distributors. Our marketing strategy is to build awareness of the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements, clinical research and events at the national, regional and local levels. We use third-party distributors within the United States to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential customers. Through both our core OmniPod business as well as Neighborhood Diabetes' distribution business, we serve more than 100,000 customers with Type 1 and Type 2 diabetes providing them with our proprietary OmniPod System, blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, among other supplies. We have built a strong infrastructure with our reimbursement and billing functions and can provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Depending on the product sold, and the insurance coverage maintained by the patient, claims are adjudicated under private insurers, Medicaid or Medicare. Our distribution agreements with Ypsomed and GSK provide us with the ability to increase awareness and expand availability of the OmniPod System internationally. Under these agreements, Ypsomed and GSK work with the appropriate agencies to establish a distribution and reimbursement process in each of the countries in which they sell the OmniPod System.
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
Customer Support.    We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, order fulfillment and ongoing support. We have integrated our customer support systems with our sales, reimbursement and billing processes and also offer support by telephone and through our website in order to provide customers with seamless and reliable customer support.
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
Research and Development
Our current research and development efforts are primarily focused on continued improvements to the manufacturing process of the OmniPod System, the integration of our OmniPod System with the LifeScan, Inc. (“LifeScan”) OneTouch® blood glucose monitoring technology, the incorporation of continuous sensing technology into the OmniPod, the development of a new version of the PDM, the development of a Type 2 insulin pump with Eli Lilly and Company ("Lilly") and the ability to use our OmniPod System as a delivery platform for other pharmaceuticals.
We entered into a non-exclusive agreement with LifeScan in 2011 to integrate LifeScan’s OneTouch® blood glucose monitoring technology into our PDM. The design and development of the integrated device are now complete, and we filed for 510(k) clearance from the FDA in the first quarter of 2014. We entered into an agreement with Lilly to develop a version of the OmniPod System specifically designed to deliver a concentrated form of insulin used by people with highly insulin resistant Type 2 diabetes. We continue to work on the development of this product with the goal of filing for 510(k) clearance from the FDA in the second half of 2014.
We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes. We continue to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. We have an agreement with Ferring Pharmaceuticals (“Ferring”) of Saint Prex, Switzerland, to produce the OmniPod System for the delivery of a Ferring drug. Ferring funded the development of a custom version of the PDM and purchases this custom OmniPod System from us. In December 2013, we entered into a five year commercial agreement with Amgen to supply a customized version of our technology to Amgen for delivery of one of their biotechnology medicines. Amgen funded the development of this customized version of the OmniPod System. We continue to work with additional partners on potential alternative uses for our OmniPod System technology.

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
To achieve profitability, we seek to continue to increase manufacturing volumes and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our new OmniPod was designed to further lower the cost of the product through component sourcing, volume discounts and efficient manufacturing. The cost reductions are important as we strive to achieve profitability. We believe our manufacturing capacity is sufficient to meet our expected 2014 demand for OmniPods.
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
Patents.    As of December 31, 2013, we had obtained 15 issued United States patents, and had 8 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. We are also seeking patent protection for our proprietary technology in other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the OmniPod System;

•	the OmniPod shape memory alloy drive system;

•	the OmniPod System cannula insertion system; and

•	various novel aspects of the OmniPod System and potential future generations of OmniPod Systems.
In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD subsequently withdrew its claim with respect to one those patents. With respect to the remaining two patents, which expire on March 9, 2014, BD seeks a declaration that we have infringed its patents and an award for monetary damages based upon a reasonable royalty. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe that we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action.
Trademarks.    We have registered the trademarks INSULET, OMNIPOD and the OMNIPOD design with the United States Patent and Trademark Office on the Principal Register.
Competition
The medical device industry is intensely competitive, subject to rapid change and is significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States are Animas Corporation, a division of Johnson & Johnson, Tandem Diabetes Care, Inc. and Roche Diagnostics, a division of F. Hoffmann-La Roche, Ltd.
Neighborhood Diabetes is a distributor, operating in the diabetes testing supply and insulin pump and pump supply market. Competition among distributors in this market is significant. Neighborhood Diabetes competes with a wide variety of market participants, including national, regional and local distributors such as Liberty Medical Supply Inc., CCS Medical, Simplex Healthcare, Inc. and Edgepark Medical Supplies, an AssuraMed Company. Neighborhood Diabetes’ competitors include many profitable and well-established companies that have significantly greater financial, marketing and other resources than we have.
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

In addition to the established insulin pump competitors a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps. These companies are at various stages of development. The companies working in this area of which we are aware include Medtronic, Roche Diagnostics, Asante Solutions, Inc., Johnson & Johnson, Valeritas Inc., Cellnovo Limited and Debiotech S.A.
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
FDA’s Pre-Market Notification (510(k)) and Pre-Market Approval Requirements.    Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance or a pre-market approval (“PMA”) from the FDA. We have obtained 510(k) clearance for the OmniPod System. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless an exemption is available.

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

•
510(k) Clearance.    To obtain 510(k) clearance for any of our potential future devices (or for certain modifications to devices that have previously received 510(k) clearance), we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or a pre-amendment device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of a PMA application. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance.

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

International Regulation.    International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for the original OmniPod System, and in August 2011, we received CE Mark approval for our new product. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the original OmniPod System throughout Canada, and in March 2013, we received Health Canada approval for our new product. We have been distributing the OmniPod System in certain countries in Europe, through Ypsomed, since 2010, and in Canada, through GSK, since 2011.
Licensure.    Several states require that durable medical equipment (“DME”) providers be licensed in order to sell products to patients in that state. Certain of these states require, among other things, that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products directly to patients in that state.
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
Patient Protection and Affordable Care Act.    The Patient Protection and Affordable Care Act (“ACA”) mandates significant changes to the provision of and payment for healthcare in the United States. Under the ACA and related laws and regulations, federal and state government initiatives are focused on limiting the growth of healthcare costs and implementing changes to healthcare delivery structures. These reforms are intended in part to put increased emphasis on the delivery to patients of more cost-effective therapies. While uncertainty exists regarding the scope and timeframes for the on-going implementation of the ACA, we expect that the ACA will continue to have a significant impact on the delivery of healthcare in the United States and on our business.
Physician Payments Sunshine Act.    The Physician Payments Sunshine Act (“Sunshine Act”) seeks to increase the transparency of relationships between medical device, pharmaceutical and other companies and healthcare professionals (“HCPs”). Under the Sunshine Act, we are required to track and publicly report many types of payments made and items of value provided to HCPs. Moreover, a number of states have imposed similar or more restrictive requirements. In addition, we have adopted policies and codes of conduct regarding our interactions with HCPs. Our failure to adhere to these requirements could materially adversely impact our business and financial results.
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
Neighborhood Diabetes derives a certain amount of its revenue from Medicare reimbursement. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure. CMS is able to reset reimbursement rates and terminate contracts at will. Participation in the Medicare program requires strict compliance to a complex set of regulatory requirements. Neighborhood Diabetes has been subject to in the past and continues to be subject to CMS audits to ensure compliance with these requirements.
Relative to our sales of certain diabetes testing supplies, the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding on durable medical equipment items, including certain mail-order diabetes testing supplies such as blood glucose testing strips and lancets. In April 2013, we were notified that Neighborhood Diabetes was not offered a contract under the Program. As of July 1, 2013, the Program implementation date, we were no longer eligible to provide certain mail-order testing supplies to Medicare beneficiaries.
In addition, CMS is implementing a pilot competitive bidding program that would include conventional insulin pumps. The OmniPod System is not currently covered or reimbursed by Medicare and therefore we expect we should not be directly affected by such a program. However, in the event the amount reimbursed by CMS for conventional insulin pumps is reduced through a competitive bidding program, then this may negatively impact our ability to negotiate future pricing with private payors comparing the price of the OmniPod System to conventional insulin pumps.
Employees
As of December 31, 2013, we had 478 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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
Since our inception in 2000, we have incurred significant operating losses. We began commercial sales of the OmniPod System in October 2005. For the year ended December 31, 2013, our gross profit was $112.4 million. Although we have achieved a positive gross margin and are approaching operating profitability, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2013, 2012 and 2011 were $45.0 million, $51.9 million and $45.8 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception and, as of December 31, 2013, we had an accumulated deficit of $526.5 million.
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

•	manufacturing problems;

•	actual or perceived quality problems;

•	changes in reimbursement rates or policies relating to the OmniPod System by third-party payors;

•	claims that any portion of the OmniPod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the OmniPod System;

•	damage, destruction or loss of any of the facilities where our products are manufactured or of the equipment therein;

•	conversion of patient referrals to actual sales of the OmniPod System;

•	collection of receivables from our customers;

•	attrition rates of customers who cease using the OmniPod System;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the OmniPod System or our competitors’ products.
If any of these events occurs, our ability to generate revenue could be significantly reduced.

Our ability to achieve profitability from a current net loss level will depend on our ability to reduce the per unit cost of producing the OmniPod by increasing customer orders, increasing manufacturing volume and reducing raw material and overhead costs per OmniPod.
Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, reduce the per unit cost of the OmniPod. This can be achieved by increasing our manufacturing volume, which will allow for volume purchase discounts to reduce our raw material costs and improve absorption of manufacturing overhead costs. If we are unable to reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. Each OmniPod contains limited amounts of silver and other precious metals, the costs of which have risen over the recent past. The occurrence of one or more factors that negatively impact the manufacturing or sales of the OmniPod System or increase our raw material costs may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

Adverse changes in general economic conditions in the United States could adversely affect us.
We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The economic malaise and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the strength or duration of this continuing global economic weakness.
Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by weak economic conditions. For example, patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the economic sluggishness and uncertainty on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, these economic conditions may cause some of our existing customers to cease purchasing the OmniPod System and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are attained in part through increases in our manufacturing volume.
Healthcare reform laws could adversely affect our revenue and financial condition.
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
Beginning in 2013, sales of certain medical devices became subject to a 2.3% federal excise tax. We believe, based on advice from our tax advisor, that the sales of our products are exempt from this excise tax. However, if it is subsequently determined that sales of one or more of our products are subject to this excise tax, these tax obligations could materially adversely affect our financial results.
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
We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.
Our capital requirements will depend on many factors, including:

•	revenue generated by sales of our current products and any other future products that we may develop;

•	costs associated with adding further manufacturing capacity;

•	costs associated with expanding our sales and marketing efforts in the United States and internationally;

•	expenses we incur in manufacturing and selling the OmniPod System;

•	costs of developing new products or technologies and enhancements to the OmniPod System;

•	the cost of obtaining and maintaining FDA approval or clearance of our current or future products;

•	costs associated with any expansion;

•	the cost of complying with regulatory requirements;

•	costs associated with capital expenditures;

•	costs associated with litigation; and

•	the number and timing of any acquisitions or other strategic transactions.
We believe that our current cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2014.
We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In January 2013, we sold 4.7 million shares of our common stock at a price of $20.75 per share, resulting in net proceeds to us of approximately $92.8 million. In addition, in June 2011 we issued $143.8 million of our 3.75% Convertible Senior Notes. For example, the 3.75% Convertible Senior Notes we issued in 2011 will mature in June 2016 and we may need to raise additional debt or equity financing to repay these Notes. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

The implementation of a national mail-order competitive bid program by CMS has, and will continue to, negatively affect Neighborhood Diabetes’ operating results. Establishment of a competitive bid program for conventional insulin pumps could negatively affect our operating results.
The Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding on durable medical equipment items, including certain mail-order diabetes testing supplies such as blood glucose testing strips and lancets. In January 2013, as part of the Program, CMS announced new payment amounts, resulting in average reduction of approximately 72% from the then current payment schedule amounts for such diabetes testing supplies. In April 2013, we were notified that Neighborhood Diabetes was not offered a contract under the Program. Since Neighborhood Diabetes did not receive a contract, it is unable to provide certain diabetes testing supplies to Medicare patients after July 1, 2013, the Program effective date. The loss of the ability to supply these products to Medicare patients has negatively impacted our operating results in 2013 and will negatively impact our operating results in 2014 and beyond.
In addition, CMS is implementing a pilot competitive bidding program that would include conventional insulin pumps. The OmniPod System is not currently covered or reimbursed by Medicare and therefore should not be directly affected by such a program. However, in the event the amount reimbursed by CMS for conventional insulin pumps is reduced through a competitive bidding program, then this may negatively impact our ability to negotiate future pricing with private payors comparing the price of the OmniPod System to conventional insulin pumps.

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
Neighborhood Diabetes has received a significant percentage of its historical net sales from Medicare reimbursement. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure, through competitive bidding processes and otherwise. Furthermore, CMS is able to reset reimbursement rates and terminate contracts at will. In addition, participation in the Medicare program requires strict compliance to a complex set of regulatory requirements. Failure by Neighborhood Diabetes to meet those requirements could result in the loss of the ability to participate as a Medicare supplier, which could have an adverse effect on our business and results of operations.

Our financial condition or results of operations may be adversely affected by international business risks.
In January 2010, we entered into a five-year distribution agreement with Ypsomed to become the exclusive distributor of the OmniPod System in multiple countries including Germany, the United Kingdom, the Netherlands, and Switzerland. We entered into an amendment to the distribution agreement with Ypsomed in April 2012. The amendment expanded the agreement to include additional countries and extended the expiration of the agreement. Ypsomed’s introduction of the OmniPod System in certain countries has been delayed due to a number of factors. Future delays would likely result in reduced purchases by Ypsomed, which would adversely affect our revenue. In February 2011, we entered into a distribution agreement with GSK to become the exclusive distributor of the OmniPod System in Canada. While these agreements will help us expand our global footprint, we will now be exposed to fluctuations in product demand and sales productivity outside the United States and will have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s or GSK’s operational and financial condition, and we will have increased foreign regulatory and export requirements.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The OmniPod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States include Animas Corporation, a division of Johnson & Johnson, Tandem Diabetes Care, Inc. and Roche Diagnostics, a division of F. Hoffman-La Roche Ltd.
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
In addition to the established insulin pump competitors, a number of companies (including current competitors) are working to develop and market new insulin “patch” pumps. These companies are at various stages of development. The companies of which we are aware working in this area include Medtronic, Roche Diagnostics, Asante Solutions, Inc., Johnson & Johnson, Valeritas Inc., Cellnovo Limited and Debiotech S.A.

Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. For example, other diabetes-focused pharmaceutical companies, including Abbott Diabetes Care, Inc. ("Abbott"), Eli Lilly and Company, Novo Nordisk A/S and Takeda Pharmaceuticals Company Limited, are developing similar products. All of these competitors are large, well-capitalized companies with significantly greater product development resources than us. If an existing or future competitor develops a product that competes with or is superior to the OmniPod System, our revenue may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products were to gain acceptance by healthcare professionals, people with insulin-dependent diabetes or third-party payors, a downward pressure on prices could result. If prices were to fall, we may not improve our gross margins or sales growth sufficiently to achieve profitability.
Competition among distributors in the diabetes testing supply and insulin pump and pump supply market, as well as the broader healthcare industry, is significant and could impair Neighborhood Diabetes’ ability to attract and retain clients.
Competition among distributors in the diabetes testing supply and insulin pump and pump supply market, which Neighborhood Diabetes serves, is significant. Neighborhood Diabetes competes with a wide variety of market participants, including national, regional and local distributors such as Liberty Medical Supply Inc., CCS Medical, Simplex Healthcare, Inc. and Edgepark Medical Supplies, an AssuraMed Company. Neighborhood Diabetes’ competitors include many profitable and well-established companies that have significantly greater financial, marketing and other resources than we have.
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

Part of Neighborhood Diabetes’ ability to remain profitably competitive in winning and retaining business relies on its ability to maintain reimbursement rates and product supply costs in ranges that produce a positive sales margin. Decreased competition among product manufacturers and payors may impact Neighborhood Diabetes’ ability to achieve favorable terms. Neighborhood Diabetes’ largest payor partner, the Medicare Program, represents a significant portion of Neighborhood Diabetes’ net sales. Medicare reimbursement rates are reset annually by CMS and are typically subject to downward pressure, through competitive bidding and otherwise. Significant reimbursement decreases by Medicare without a corresponding ability to secure lower supply costs could materially and adversely affect operations. Consolidation of payor entities within the markets Neighborhood Diabetes serves, as well as the consolidation of competitors, or suppliers could impair Neighborhood Diabetes’ ability to attract and retain clients.
Relative to our sales of certain diabetes testing supplies, the Program provides for a phased-in program for competitive bidding on durable equipment items, including certain mail-order diabetes testing supplies such as blood glucose testing strips and lancets. In April 2013, we were notified that Neighborhood Diabetes was not offered a contract under the Program. As of July 1, 2013, the Program implementation date, we were no longer eligible to provide certain mail-order testing supplies to Medicare beneficiaries.
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
Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended, this agreement runs through December 2014 with certain post-expiration provisions extending through December 2015. The license granted under the agreement covers the United States, Canada and certain other countries, and Abbott is obligated to pay certain amounts over time to us for services performed in connection with each sale of a PDM that includes an Abbott Discrete Blood Glucose Monitor to customers in certain of these countries. The agreement may be terminated by Abbott if it discontinues its FreeStyle blood glucose meter or test strips or by either party if the other party is acquired by a competitor of the first party or materially breaches its obligations under the agreement. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the OmniPod System to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
Abbott has communicated to its customers that certain FreeStyle Blood Glucose Test Strips may produce erroneously low blood glucose results when used in conjunction with certain meters, including the meter built into the OmniPod System. Abbott has asked that customers using FreeStyle Blood Glucose Test Strips with the OmniPod System stop using any test strips currently in their possession and contact Abbott to obtain test strips that do not suffer from this performance issue. While we expect Abbott to resolve this issue and enable customers to continue to obtain functional test strips through normal channels in the near future, there is a risk that our customers’ supply of functional FreeStyle Blood Glucose Test Strips will be disrupted and they will be forced to use an alternative meter instead of the meter integrated into the OmniPod System PDM.

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
In August 2010, BD filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD subsequently withdrew its claims with respect to one of those patents. With respect to the remaining two patents, which expire on March 9, 2014, BD seeks a declaration that we have infringed certain claims of those patents and an award for monetary damages based upon a reasonable royalty.

We are subject to extensive regulation by the U.S. Food and Drug Administration, which could restrict the sales and marketing of the OmniPod System and could cause us to incur significant costs. In addition, we may become subject to additional foreign regulation as we increase our efforts to sell the OmniPod System outside of the United States.
We sell medical devices that are subject to extensive regulation by the FDA. These regulations relate to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to the OmniPod System. In December 2012 we received 510(k) clearance for our new OmniPod System. Obtaining 510(k) clearance or pre-market approval for medical devices can be expensive and lengthy, and entail significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to twelve months, but it can last longer. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.
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

We entered into a distribution agreement with Ypsomed in January 2010, pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in certain countries. In addition, in February 2011, we entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. By distributing our product outside of the United States we may be required to comply with additional foreign regulatory requirements. For example, in April 2009, we received CE Mark approval for our OmniPod System and in August 2011, we received CE Mark approval of our new OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we received Health Canada approval to distribute the OmniPod System throughout Canada and in March 2013, we received Health Canada approval of our new OmniPod System. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.

If we, our contract manufacturers or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.
We, our contract manufacturers and our component suppliers are required to comply with the FDA’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or our contract manufacturers’ or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our labeling operations or the manufacturing operations of our contract manufacturers, or a recall of our devices. If any of these events occurs, we may not be able to provide our customers with the quantity of OmniPods they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.
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

We may not be able to generate sufficient cash to service our indebtedness represented by our 3.75% Convertible Senior Notes due June 15, 2016. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
In 2011, we sold $143.8 million in principal amount of 3.75% Convertible Senior Notes, due in 2016. Our ability to make scheduled payments or to refinance the 3.75% Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the 3.75% Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
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
Furthermore, the price of our common stock also could be affected by possible sales of our common stock by investors who view the 3.75% Convertible Senior Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect will develop involving our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
Conversion of any of our 3.75% Convertible Senior Notes may dilute the ownership interest of existing stockholders.
The conversion of some or all of the 3.75% Convertible Senior Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Convertible Senior Notes into a combination of cash and shares of our common stock could depress the price of our common stock.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease approximately 79,500 square feet of manufacturing, laboratory and office space in Bedford, Massachusetts under leases expiring in 2014. Additionally, we lease approximately 14,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2014. In connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in Massachusetts of approximately 5,000 square feet, New York of approximately 5,500 square feet and Florida of approximately 1,300 square feet, expiring in December 2014, April 2015 and December 2014, respectively. We entered into a new lease agreement in December 2013 for approximately 90,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease term is expected to begin in August 2014 and is expected to expire in October 2022.
ITEM 3.    LEGAL PROCEEDINGS
In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD subsequently withdrew its claims with respect to one of those patents. With respect to the remaining two patents, which expire on March 9, 2014, BD seeks a declaration that we have infringed certain claims on those patents and an award for monetary damages based upon a reasonable royalty. We believe that the OmniPod System does not infringe these patents. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure at December 31, 2013.
In October 2013, we received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. We responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In light of the preliminary nature of this matter, we are unable to reasonably assess its ultimate outcome. However, we do not believe that a negative outcome is probable at December 31, 2013.
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

	High	Low
Fiscal Year 2012
First Quarter	$20.98	$18.16
Second Quarter	$21.37	$16.93
Third Quarter	$22.14	$18.72
Fourth Quarter	$22.15	$19.13
Fiscal Year 2013
First Quarter	$25.86	$21.02
Second Quarter	$31.69	$24.57
Third Quarter	$37.75	$30.64
Fourth Quarter	$39.86	$34.70
As of February 21, 2014, there were approximately 17 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph
The chart set forth below shows the value of an investment of $100 on December 31, 2008 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2013. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among insulet Corp., the NASDAQ Composite index,
and the NASDAQ Health Care Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/08	12/09	12/10	12/11	12/12	12/13
Insulet Corporation	$100.00	$184.97	$200.78	$243.91	$274.87	$480.57
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Health Care	100.00	115.69	127.04	135.06	170.96	269.47
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

Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,750,506	$10.71	3,096,611
Equity compensation plans not approved by security holders(2)	90,000	$7.24	—
Total(4)	2,840,506	$10.60	3,096,611	(3)
 _____________________________

(1)
Includes our Amended and Restated 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2013, 1,011,893 restricted stock units were outstanding. The weighted-average exercise price of outstanding options excluding restricted stock units was $16.94.

(2)
Consists of two inducement grants of 180,000 shares each to Brian Roberts and Peter Devlin (100,000 of which were exercised during the year ended December 31, 2013, 110,000 of which were exercised during the year ended December 31, 2012 and 60,000 of which were exercised during the year ended December 31, 2011) upon being hired by us in March 2009 and August 2009, respectively. These non-qualified stock option awards were granted outside of our Amended and Restated 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635, but have similar vesting terms to those stock option awards typically granted under our Amended and Restated 2007 Stock Option and Incentive Plan.

(3)
The maximum number of shares of our common stock that remain available for future issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2013 is 3,096,611 shares. The amount was increased in May 2012 by 3,775,000 additional shares.

(4)	As of December 31, 2013, 1,011,893 restricted stock units were outstanding. The weighted-average exercise price of outstanding options excluding restricted stock units was $16.46.
For more information relating to our equity compensation plans, see Footnote 13 to our consolidated financial statements.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2013, nor issue any securities that were not registered under Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2013	2012	2011(4)	2010	2009
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$247,084	$211,369	$152,255	$96,966	$66,032
Cost of revenue	134,683	119,033	85,543	53,240	47,735
Gross profit	112,401	92,336	66,712	43,726	18,297
Operating expenses:
Research and development	21,765	24,359	21,863	16,566	13,231
General and administrative	64,077	51,240	44,083	26,667	26,842
Sales and marketing	55,694	52,708	43,233	34,695	37,583
Restructuring and impairment of assets(2)	—	—	—	4,431	—
Total operating expenses	141,536	128,307	109,179	82,359	77,656
Operating loss	(29,135)	(35,971)	(42,467)	(38,633)	(59,359)
Other expense, net	(15,739)	(15,684)	(14,576)	(22,526)	(12,985)
Income tax benefit (expense)	(100)	(212)	11,212	—	—
Net loss	$(44,974)	$(51,867)	$(45,831)	$(61,159)	$(72,344)
Net loss per share basic and diluted	$(0.83)	$(1.08)	$(0.98)	$(1.54)	$(2.43)
Weighted-average number of shares used in calculating net loss per share(1)	54,010,887	47,924,324	46,689,880	39,607,899	29,727,106

	As of December 31,
	2013	2012	2011(4)	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$149,727	$57,293	$93,955	$113,274	$127,996
Working capital	$155,824	$61,650	$104,640	$123,507	$134,491
Total assets	$287,955	$198,059	$221,322	$156,233	$172,858
Current portion of long-term debt and capital lease obligations	$2,637	$14,429	$—	$—	$—
Long-term debt and capital lease obligations(3)	$119,041	$103,730	$108,540	$69,433	$89,136
Other long-term liabilities	$1,943	$1,867	$2,052	$1,619	$1,999
Total stockholders’ equity	$124,597	$44,176	$82,735	$66,231	$61,910
 _____________________________

(1)
In October 2009, we sold 6.9 million shares of common stock to the public. In December 2010, we sold 3.5 million shares of common stock to the public. In June 2011, we issued 1.2 million shares in connection with the acquisition of Neighborhood Diabetes. In January 2013, we sold 4.7 million shares of common stock to the public. See Footnote 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)	In the year ended December 31, 2010, we recorded a $4.4 million non-cash charge related to the write-down of certain manufacturing equipment which had no future use.

(3)
In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors (the “Facility Agreement”). We repaid all amounts outstanding under the Facility Agreement in December 2010. In June 2011, we issued $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. In 2013 we acquired $9.0 million of manufacturing equipment under capital leases. See Footnotes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
In June 2011, we acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to support our sales of the OmniPod System, expand our full suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, we are able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and have the ability to process claims as either durable medical equipment or through pharmacy benefits.
We began commercial sale of the OmniPod System in the United States in October 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe through our exclusive distribution partner Ypsomed Distribution AG (“Ypsomed”) and in Canada through our exclusive distribution partner GlaxoSmithKline Inc. (“GSK”). In August 2011, we received CE Mark approval, and in December 2012 we received 510(k) clearance from the FDA for our new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original version, while maintaining the same features and operating capabilities. Ypsomed began selling the new OmniPod System in certain European countries in 2012. We began selling the new OmniPod System to new customers in the U.S. during the first quarter of 2013 and began converting the existing customer base during the second quarter of 2013. We completed the transition of our U.S. customer base to the new OmniPod System as of December 31, 2013.
We sell our proprietary OmniPod System as well as blood glucose testing supplies, traditional insulin pumps, pump supplies, pharmaceuticals and other products for the management and treatment of diabetes to people with diabetes. Through our infrastructure in the reimbursement, billing and collection areas, we are able to provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Claims are adjudicated under private insurers, Medicaid or Medicare. As we expand our sales and marketing focus, increase our manufacturing capacity and expand to additional international markets, we will need to maintain and expand available reimbursement for our product offerings.

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $247.1 million, $211.4 million and $152.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
To achieve profitability, we continue to seek to increase manufacturing volume and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our new OmniPod was designed to further lower the cost of the product through component sourcing, volume discounts and efficient manufacturing. The cost reductions are important as we strive to achieve profitability. We believe our current manufacturing capacity is sufficient to meet our expected 2014 demand for OmniPods.
We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.
Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2013, 2012 and 2011, we incurred net losses of $45.0 million, $51.9 million and $45.8 million, respectively. As of December 31, 2013, we had an accumulated deficit of $526.5 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of December 31, 2013, we had $143.8 million of convertible debt outstanding which matures in June 2016. Since our inception, we have received net proceeds of $709.5 million from the issuance of redeemable convertible preferred stock, common stock and debt.
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the beginning of 2014 will be focused primarily on the expansion of our customer base in the United States and internationally. Achieving these objectives is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
At December 31, 2013, we had cash and cash equivalents totaling $149.7 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.
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

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we are required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced amounts as we meet certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on costs incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments are recognized as a change in estimate using the cumulative catch-up method.
As of December 31, 2013 and 2012 we had deferred revenue of $0.9 million and $5.4 million, respectively. These amounts primarily include product-related revenue and unrecognized amounts related to the Development Agreement.
For the year ending December 31, 2014, we expect our revenue to continue to increase as we gain new customers in the United States and continue expansion in Europe, Canada, and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce our new OmniPods in sufficient volumes as our patient base grows and other risks and uncertainties.
Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight and depreciation related to the OmniPod System, the cost of products we acquire from third party suppliers, and costs incurred related to the Development Agreement. Cost of revenue will continue to increase in line with an increase in revenue.
Research and development.    Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2014, we expect overall research and development spending to increase from our 2013 spend as we increase our development efforts on our on-going projects such as continued improvements to the manufacturing process of the OmniPod System, the integration of our OmniPod System with the LifeScan OneTouch blood glucose monitoring technology, the incorporation of continuous sensing technology into the OmniPod, the development of a new PDM, the development of a Type 2 pump with Eli Lilly and Company ("Lilly") and the ability to use our technology as a delivery platform for other pharmaceuticals.
General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the year ending December 31, 2014, we expect general and administrative expenses to decrease as compared to 2013. We incurred significant one-time costs related to the transition to the new OmniPod System and the resolution of our outstanding litigation with Medtronic Minimed Inc. in the year ended December 31, 2013.
Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2014 as compared to 2013 as we expand our commercial team to enhance awareness and drive increased adoption of the new OmniPod System.

Results of Operations for the Fiscal Years Ended December 31, 2013, 2012 and 2011
The following table presents certain statement of operations information for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	(Dollar amounts in thousands)
Revenue	$247,084	$211,369	17%	$211,369	$152,255	39%
Cost of revenue	134,683	119,033	13%	119,033	85,543	39%
Gross profit	112,401	92,336	22%	92,336	66,712	38%
Operating expenses:
Research and development	21,765	24,359	11%	24,359	21,863	11%
General and administrative	64,077	51,240	25%	51,240	44,083	16%
Sales and marketing	55,694	52,708	6%	52,708	43,233	22%
Total operating expenses	141,536	128,307	10%	128,307	109,179	18%
Operating loss	(29,135)	(35,971)	19%	(35,971)	(42,467)	15%
Other expense, net	(15,739)	(15,684)	—%	(15,684)	(14,576)	8%
Income tax benefit (expense)	(100)	(212)	53%	(212)	11,212	102%
Net loss	$(44,974)	$(51,867)	13%	$(51,867)	$(45,831)	13%
Comparison of the Years Ended December 31, 2013 and December 31, 2012
Revenue
Our total revenue was $247.1 million for the year ended December 31, 2013, as compared to $211.4 million for the year ended December 31, 2012. The increase in revenue is mainly due to the continued adoption of the OmniPod System by patients in the United States and internationally. This increase was offset by a reduction in revenue related to certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries that we no longer are eligible to service under the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program, which took effect on July 1, 2013.
Cost of Revenue
Cost of revenue was $134.7 million for the year ended December 31, 2013, as compared to $119.0 million for the year ended December 31, 2012. The increase is due to higher sales volumes in the United States and internationally. These increases were partially offset by lower per-unit costs of the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by increased production volumes.
Research and Development
Research and development expense decreased $2.6 million, or 11%, to $21.8 million for the year ended December 31, 2013, as compared to $24.4 million for the year ended December 31, 2012. This decrease was primarily a result of a $3.9 million reduction in third party costs associated with the development and regulatory approval of the new OmniPod System and a $1.6 million decrease in supplies and consumables used in development efforts on our ongoing projects. These decreases were offset by a $3.0 million increase in employee related expenses. The new OmniPod received 510(k) clearance from the FDA in December 2012.

General and Administrative
General and administrative expense increased $12.8 million, or 25%, to $64.1 million for the year ended December 31, 2013, as compared to $51.2 million for the year ended December 31, 2012. This increase was primarily the result of an increase of $9.6 million in legal expense mainly related to the Medtronic patent litigation settlement and related legal fees, additional expense of $2.5 million related to the write-off of equipment no longer expected to be used in our manufacturing process, an increase of $1.3 million in bad debt expense, an increase of $1.2 million in employee related expenses including stock-based compensation, and an increase of $1.1 million of shipping expenses as volumes of patient shipments increased. These increases were partially offset by a decrease of $1.2 million in administrative and consulting fees, a decrease of $1.1 million in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes, and a decrease of $0.5 million related to sales and use tax compliance.
Sales and Marketing
Sales and marketing expense increased $3.0 million, or 6%, to $55.7 million for the year ended December 31, 2013, as compared to $52.7 million for the year ended December 31, 2012. This increase was primarily a result of a $0.8 million net increase in costs associated with the launch of the new OmniPod System and other advertising expenses and a $2.2 million increase in costs related to customer support functions and strategic planning initiatives.
Other Expense, Net
Other expense, net was $15.7 million for both the years ended December 31, 2013 and 2012. In the year ended December 31, 2013, other expense, net primarily consisted of non-cash interest expense on the 5.375% Notes and the 3.75% Notes based on their effective interest rates and the $0.3 million inducement charge recorded for the extinguishment of debt related to the exchange of 620,122 shares of common stock for $13 million in principal amount of the 5.375% Notes (as defined below). This expense was offset by $1.4 million of other income representing the fair value of the call feature related to $59.5 million of modified 3.75% Notes. In the year ended December 31, 2012, other expense, net primarily consisted of non-cash interest expense on the 5.375% Notes and the 3.75% Notes based on their effective interest rates.
Income Tax Benefit (Expense)
Income tax expense was $0.1 million for the year ended December 31, 2013 as compared to $0.2 million for the year ended December 31, 2012. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to federal, state, and foreign taxes and the deferred portion primarily related to federal and state tax amounts.
Comparison of the Years Ended December 31, 2012 and December 31, 2011
Revenue
Our total revenue was $211.4 million for the year ended December 31, 2012, as compared to $152.3 million for the year ended December 31, 2011. The increase in revenue is mainly due to additional revenues generated by our Neighborhood Diabetes business which was acquired in June 2011 as well as continued adoption of the OmniPod System by patients in the United States and internationally.
Cost of Revenue
Cost of revenue was $119.0 million for the year ended December 31, 2012, as compared to $85.5 million for the year ended December 31, 2011. The increase is due to higher sales volume in the United States and internationally and higher costs related to our Neighborhood Diabetes business. These increases were partially offset by lower per-unit costs on the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by production volumes.
Research and Development
Research and development expense increased $2.5 million, or 11%, to $24.4 million for the year ended December 31, 2012, as compared to $21.9 million for the year ended December 31, 2011. This increase was primarily related to an additional $1.9 million of employee related expenses including stock-based compensation and $1.5 million of consulting and other services in connection with development and regulatory approval of the new OmniPod System. These increases were offset in part by a $0.8 million reduction in products used for research and development projects.

General and Administrative
General and administrative expense increased $7.1 million, or 16%, to $51.2 million for the year ended December 31, 2012, as compared to $44.1 million for the year ended December 31, 2011. The increase was largely due to an additional $2.3 million of employee related expenses including stock-based compensation, a $2.1 million increase in amortization expense on the customer relationship and tradename assets related to the June 2011 acquisition of Neighborhood Diabetes, a $2.6 million increase in administrative and consulting services, a $1.6 million increase in product shipping expenses due to higher shipment volumes and a $1.3 million increase related to sales and use tax compliance. These increases were offset in part by $3.2 million of transaction costs related to the acquisition of Neighborhood Diabetes in June 2011.
Sales and Marketing
Sales and marketing expense increased $9.5 million, or 22%, to $52.7 million for the year ended December 31, 2012, as compared to $43.2 million for the year ended December 31, 2011. This increase was largely due to an increase of $8.8 million in employee related expenses including stock-based compensation as a result of the on-going expansion of our sales force and the acquisition of Neighborhood Diabetes, a $1.0 million increase for convention fees, and a $0.5 million increase in additional outside services costs primarily for customer support functions.
Other Expense, Net
Other expense, net mainly consists of interest income and expense. Net interest expense was $15.7 million for the year ended December 31, 2012, compared to $14.6 million for the same period in 2011. The increase in net interest expense for the year ended December 31, 2012, is primarily the result of additional interest expense due to the issuance of $143.8 million in principal amount of the 3.75% Notes (as defined below) in June 2011, offset in part by the repurchase of $70 million in principal amount of the 5.375% Notes (as defined below) in June 2011.
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
For the quarter ending March 31, 2014, the 3.75% Notes are convertible at the option of the holder since the last reported sales price per share of our common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on December 31, 2013. Based on the terms of the 3.75% Notes we have the ability to convert using cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount.
As of December 31, 2013, we had $149.7 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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

In June 2013, in connection with the repayment of the remaining $2 million in principal amount of the 5.375% Notes, we issued 26,523 shares of our common stock to the holders representing the conversion value in excess of the principal amount in accordance with the terms of the 5.375% Notes.
Debt
At December 31, 2013 and 2012, we had convertible debt and related deferred financing costs on our balance sheet as follows (in thousands):

	As of December 31,
	2013	2012
Principal amount of the 5.375% Convertible Senior Notes	$—	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(30,099)	(40,591)
Total debt	113,651	118,159
Current portion of long-term debt	—	14,429
Long-term debt	$113,651	$103,730
Deferred financing costs	$1,414	$2,004

Interest expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual coupon interest	$5,704	$6,197	$5,383
Accretion of debt discount	10,492	9,619	7,213
Other interest payments	—	—	1,991
Loss on debt extinguishment	325	—	—
Amortization of debt issuance costs	590	593	532
Total interest expense	$17,111	$16,409	$15,119

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
We recorded a debt discount of $26.9 million to equity to reflect the value of our nonconvertible debt borrowing rate of 14.5% per annum. This debt discount was amortized as interest expense over the five-year term of the 5.375% Notes. We incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder is recorded as other assets in the consolidated balance sheet and was amortized as non-cash interest expense over the five-year term of the 5.375% Notes.

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
In May 2013, we entered into an Exchange Agreement with a holder of our 5.375% Notes. Under the Exchange Agreement, we purchased $13 million in principal amount of the 5.375% Notes in exchange for 620,122 shares of our common stock and a cash payment of $0.3 million, representing accrued and unpaid interest. Furthermore, we recorded a loss on extinguishment of debt of $0.3 million for the impact of the inducement which was included in interest and other expense in the year ended December 31, 2013.
In June 2013, we repaid the remaining outstanding principal and accrued interest on the 5.375% Notes in accordance with their terms. In addition to a cash payment of $2.1 million, representing principal and accrued and unpaid interest, we issued 26,523 shares of our common stock to the holders representing the conversion value in excess of the principal amount in accordance with the terms of the 5.375% Notes.
Cash interest expense related to the 5.375% Notes was $0.3 million, $0.8 million, and $2.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the 5.375% Notes were repaid in full and no amounts remained on our balance sheet related to these notes.
3.75% Convertible Senior Notes
In June 2011, we sold $143.8 million principal amount of 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. For the quarter ending March 31, 2014, the 3.75% Notes are convertible at the option of the holder since the last reported sales price per share of our common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on December 31, 2013. Based on the terms of the 3.75% Notes we have the ability to convert using cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount. As such instruments are convertible into stock and management does not plan to use working capital to satisfy the obligation, the notes remain classified as long-term. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount.
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

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. At December 31, 2013, we separately accounted for the call feature related to the possibility that we can redeem the 3.75% Notes, at our option, beginning June 20, 2014 for the modified portion of the 3.75% Notes. We determined that the fair value of this feature was approximately $1.4 million and was recorded as other income at December 31, 2013. We determined that the remaining derivatives had de minimus value at December 31, 2013.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $5.4 million in the years ended December 31, 2013 and 2012 and $2.7 million in the year ended December 31, 2011.
As of December 31, 2013, we included $113.7 million on our balance sheet in long-term debt related to the 3.75% Notes. As such instruments are convertible into stock and management does not plan to use working capital to satisfy the obligation, the notes remain classified as long-term. As of December 31, 2013, the 3.75% Notes have a remaining term of two and a half years. We expect to pay cash interest of $5.4 million in each of 2014 and 2015 and $2.5 million in 2016. Additionally we expect to repay the $143.8 million in principal amount of the 3.75% Notes in 2016.

Capital Leases

In the year ended December 31, 2013 , we acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases will be repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the year ended December 31, 2013, we recorded a $2.5 million charge to expense the value of a portion of the equipment as it was no longer expected to be used in our manufacturing process. The underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on our balance sheet as of December 31, 2013.

At December 31, 2013, $2.6 million was included in current liabilities and $5.4 million was included in long-term liabilities on our balance sheet related to these capital leases. The aggregate future minimum lease payments related to these capital leases as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014	3,815
2015	3,815
2016	2,409
Total future minimum lease payments	10,039
Interest expense	(2,012)
Total capital lease obligation	8,027

We recorded $0.4 million of interest expense on the capital leases in the year ended December 31, 2013. No interest expense was recorded on the capital leases in the years ended December 31, 2012 and 2011.

Operating Activities
The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in) operating activities	$3,348	$(29,059)	$(25,452)
Net loss	$(44,974)	$(51,867)	$(45,831)
Cash provided by operating activities in the year ended December 31, 2013 was attributable to our continued focus on profitability and primarily a result of our net loss adjusted for non-cash expenses such as depreciation, amortization and stock-based compensation. Net cash used in operating activities in the years ended December 31, 2012 and 2011 was attributable primarily to the growth of our operations after adjustments for non-cash expenses. Non-cash items were approximately $41.8 million, $34.6 million, and $17.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Non-cash items mainly consist of depreciation and amortization, non-cash impairment, stock-based compensation and non-cash interest and other expense.
Cash provided by operations in the year ended December 31, 2013 included a decrease in inventories of $5.4 million and an increase in accounts payable, accrued expenses and other current liabilities of $10.4 million, offset in part by a decrease of $4.5 million in deferred revenue and an increase in accounts receivable of $4.5 million. The decrease in inventories and increase in accounts payable, accrued expenses and other current liabilities are largely related to the scale up of our manufacturing operations as we transitioned our customer base to our new OmniPod System. The decrease in deferred revenue related to the recognition of revenue billed in prior periods as we met the revenue recognition criteria. The increase in accounts receivable largely related to the timing of shipments to customers and overall expansion of our customer base. Uses of cash from operations in the year ended December 31, 2012 include an increase in accounts receivable of $13.5 million and an increase in inventories of $3.0 million. These increases were offset in part by an increase in accounts payable, accrued expenses and other liabilities of $3.0 million and a $2.9 million increase in deferred revenue. Uses of cash from operations in the year ended December 31, 2011 include an increase in accounts payable and accrued expenses of $4.7 million, an increase in accounts receivable of $3.6 million and a reduction of deferred revenue of $1.7 million. These increases are mainly attributable to our acquisition of Neighborhood Diabetes and were offset by a decrease in inventory of $1.9 million.

Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash used in investing activities	$(7,307)	$(10,991)	$(48,969)
Cash provided by financing activities	$96,393	$3,388	$55,102
Cash used in investing activities in the years ended December 31, 2013 and 2012 was primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of the new OmniPod System. Cash used in investing activities in the year ended December 31, 2011 was primarily related to the acquisition of Neighborhood Diabetes for which we paid $37.9 million in cash and $24.4 million in shares of our common stock. In addition, in 2011 we used approximately $9.0 million for the purchase of property and equipment primarily related to manufacturing equipment for use in the production of our new OmniPod System.
Cash provided by financing activities in the year ended December 31, 2013 was mainly related to the net proceeds from the issuance of common stock in connection with the public offering and the exercise of employee stock options. Cash provided by financing activities in the year ended December 31, 2012 was related to the exercise of employee stock options. In the year ended December 31, 2011 cash provided by financing activities related to the net proceeds from the issuance of the 3.75% Notes, offset by the repurchase of $70 million in principal amount of the 5.375% Notes for $85.1 million.
We lease our facilities in Massachusetts, New York, Florida, and Singapore. These leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The leases expire in September 2014 for our facilities in Bedford and Billerica, Massachusetts.
During the year ended December 31, 2012, we terminated a lease for one of our corporate offices spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements for the year ended December 31, 2012. During the same period, we entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating rent payments over its term. Additionally, during the year ended December 31, 2013, we extended the leases of our Woburn, Florida and Singapore locations. Following the lease extensions, both the Woburn and Florida leases expires in December 2014 and Singapore expires in July 2015. The lease in New York expires in April 2015. We entered into a new lease agreement in December 2013 for approximately 90,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease term is expected to begin in August 2014 and is expected to expire in October 2022. The execution of this lease did not have any material impact to our financial statements for the year ended December 31, 2013.
Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. We expect to pay rent of $1.4 million in 2014, $2.0 million in 2015, $1.9 million in 2016, $2.0 million in 2017 and 2018, and $8.2 million thereafter.
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
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance sheet financing arrangements.
Contractual Obligations
The following table summarizes our principal contractual obligations as of December 31, 2013 (in thousands):

	Payments Due in
Contractual Obligations	Total	2014	2015	2016	2017	2018	Later
Operating lease obligations	$17,515	$1,433	$1,974	$1,934	$2,012	$2,012	$8,150
Capital lease obligations	10,039	3,815	3,815	2,409	—	—	—
Long-term debt obligations(1)	157,003	5,391	5,391	146,221	—	—	—
Purchase obligations for production components	10,873	10,873	—	—	—	—
Purchase obligations for capital expenditures	1,867	1,867	—	—	—	—
Total contractual obligations	$197,297	$23,379	$11,180	$150,564	$2,012	$2,012	$8,150
 _____________________________

(1)	The interest rate on the convertible debt is 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.
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

We offer a 45-day right of return for our OmniPod System sales to new patients, and we defer revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of our historical return data to our related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. Historically, sales returns have amounted to approximately 3% of gross product sales. When doubt exists about reasonable assuredness of collectibility from specific customers, we defer revenue from sales of products to those customers until payment is received.
In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, we were required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced amounts based upon meeting certain defined deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments are recognized as a change in estimate using the cumulative catch-up method.
We had deferred revenue of $0.9 million as of December 31, 2013. The deferred revenue recorded as of December 31, 2013 was primarily comprised of product-related revenue.
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

Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
We file federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to our federal and state tax returns are currently open to examination for tax years 2010 through 2012 and 2009 through 2012, respectively. In addition, we have generated tax losses since our inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
Income tax expense in the year ended December 31, 2013 was comprised of the following (in thousands):

Current	$(16)
Deferred	(84)
Total income tax expense	$(100)
The current portion primarily relates to federal, state, and foreign taxes. The deferred portion primarily relates to the U.S. Federal and State tax amounts.
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
We use the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. We determine the intrinsic value of restricted stock and restricted stock units based on the closing price of our common stock on the date of grant. We recognize the compensation expense of share-based awards on a straight-line basis for awards with only services conditions and on an accelerated method for awards with performance conditions. Compensation expense is recognized over the vesting period of the awards.

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
In the year ended December 31, 2013 we recorded $12.7 million of stock-based compensation expense.

Fair Value Measurements
We adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of our assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the assets or liability, we may use one or all of the following approaches:

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach, which is based on the present value of the future stream of net cash flows.

FASB ASC 820 also describes three levels of inputs that may be used to measure the fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at December 31, 2013 are cash equivalents, consisting of money market accounts and long-term debt, which are based on Level 1 inputs, and the June 2014 call feature on the modified portion of our 3.75% Notes, which is based on Level 3 inputs.
Certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded at the time the potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2013 the allowance for doubtful accounts was $7.1 million. We believe the reserve is adequate to mitigate current collection risk.
Intangibles and Other Long-Lived Assets
Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment, whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename is 15 years. The estimated life of the acquired customer relationships asset is ten years. Intangible assets with determinable estimated lives are amortized over these lives. At December 31, 2013 intangible assets related to the acquisition of Neighborhood Diabetes consisted of $15.7 million of customer relationships and $2.3 million of tradenames.
Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. We follow the provisions of FASB ASC 350-20, Intangibles - Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. We performs an assessment of our goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

We continue to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, we have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If we determine that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, we would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the year ended December 31, 2013.
Warranty
We provide a four-year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At December 31, 2013 the warranty reserve was $3.1 million.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 will require disclosure of information about offsetting and related arrangements to enable users of our financial statements to understand the effect of those arrangements on our financial position. The guidance is effective in fiscal years beginning after January 1, 2013 and we adopted the guidance in the first quarter of 2013. The adoption of this guidance did not have a material impact on our financial statements.
In July 2012, the FASB issued ASU No. 2012-12 Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-12”). ASU No. 2012-12 gives a company the option to first assess qualitative factors to determine whether it is more likely-than-not that the indefinitely-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 12, 2012 and we adopted the guidance in the first quarter of 2013. The adoption of this guidance did not have a material impact on our financial statements.

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
On December 31, 2013, we had outstanding debt of $143.8 million related to our 3.75% Notes and $8.0 million related to capital lease obligations.

ITEM 8.     FINANCIALSTATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 1992 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).

Based on our assessment we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.
ITEM 9B.    OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Insulet Corporation

We have audited Insulet Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Insulet Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Insulet Corporation and our report dated February 27, 2014, expressed an unqualified opinion.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2014 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2013.
Audit Committee Financial Expert
The audit committee of our board of directors currently consists of Steven Sobieski (Chairman), Regina Sommer and Joseph Zakrzewski. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that both Mr. Sobieski and Ms. Sommer qualify as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities these members have previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of the members of the audit committee with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon the members of the audit committee that are greater than are generally imposed on other members of the audit committee and our board of directors and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.
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

ITEM 11. EXECUTIVE COMPENSATION
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2014 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2014 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2013. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities “ in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2014 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2013.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2014 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2013.

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

INSULET CORPORATION
(Registrant)

/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer
Date: February 27, 2014

/s/ Brian Roberts
Brian Roberts
Chief Financial Officer
Date: February 27, 2014

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Insulet Corporation, hereby severally constitute and appoint Duane DeSisto and Brian Roberts, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this Report, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 27, 2014.

Signature	Title
/s/ Duane DeSisto	President, Chief Executive Officer and Director
Duane DeSisto	(Principal Executive Officer)

/s/ Brian Roberts	Chief Financial Officer
Brian Roberts	(Principal Financial and Accounting Officer)

/s/ Charles Liamos
Charles Liamos	Director

/s/ Sally Crawford
Sally Crawford	Director

/s/ John Fallon
John Fallon	Director

/s/ Daniel Levangie
Daniel Levangie	Director

Signature	Title
/s/ Steven Sobieski
Steven Sobieski	Director

/s/ Regina Sommer
Regina Sommer	Director

/s/ Joseph Zakrzewski
Joseph Zakrzewski	Director

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Number	Description
2.1(19)
Merger Agreement by and among Insulet Corporation, Nectar Acquisition I Corporation, a Delaware corporation and wholly owned subsidiary of Insulet Corporation, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dated as of June 1, 2011

3.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Amended and Restated By-laws of the Registrant

4.1(4)	Specimen Stock Certificate

4.2(8)	Indenture, dated June 16, 2008, between Insulet Corporation and Wells Fargo Bank, N.A.

4.3(8)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(10)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.5(10)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent

4.6(11)	Form of Warrant to purchase shares of common stock of Insulet Corporation

4.7(12)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent

4.8(20)	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank National Association, as Trustee

4.9(20)	Form of 3.75% Convertible Senior Note due 2016

10.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002

10.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004

10.3(1)	Insulet Corporation 2000 Stock Option and Incentive Plan

10.4	Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.5	Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.6	Time Vesting Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.7	Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.8(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005

10.9(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006

10.10(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers

10.11(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007

10.12(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007

10.13(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc. (ADC), formerly known as TheraSense, Inc., and Insulet Corporation.

Number	Description
10.14(7)	Executive Severance Plan

10.15(9)	Amended and Restated 2007 Stock Option and Incentive Plan

10.16(13)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

10.17(11)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein

10.18(11)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein

10.19(14)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein

10.20(15)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated July 16, 2009

10.21	Insulet Corporation Second Amended and Restated 2007 Employee Stock Purchase Plan

10.22(16)	Second Amendment to Facility Agreement, dated June 17, 2010, by and between Insulet Corporation and the lenders named therein.

10.23(17)+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG

10.24(18)+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between ADC formerly known as TheraSense, Inc., and Insulet Corporation

10.25(21)	Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010

10.26(22)	Offer Letter by and between Insulet Corporation and Charles Liamos

10.27(23)	Amendment No. 1 to Distribution Agreement dated April 10, 2012 by and between Insulet Corporation and Ypsomed Distribution AG

10.28(23)	Amendment No. 3 to Development and License Agreement, dated as of April 5, 2011 by and between ADC and Insulet Coproration

10.29(23)	Amendment No. 4 to Development and License Agreement, dated as of March 29, 2012 by and between ADC and Insulet Coproration

10.30(24)	Amendment No. 5 to Development and License Agreement, dated as of June 21, 2012 by and between ADC and Insulet Coproration

10.31(25)+	Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co.

10.32	Time Vesting Restricted Stock Unit Agreement for Singapore Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.33	Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.34	Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.35	Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.36	Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.37	Time Vesting Restricted Stock Unit Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

12.1(26)	Insulet Corporation Statement Regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

Number	Description
23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101**
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows

_________________________

*
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

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed May 14, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 13, 2008

(10)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(11)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(12)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(15)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2010

(16)	Incorporated by reference to our Current Report on Form 8-K, filed June 21, 2010

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(18)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(19)	Incorporated by reference to our Current Report on Form 8-K, filed June 7, 2011

(20)	Incorporated by reference to our Current Report on Form 8-K, filed July 5, 2011

(21)	Incorporated by reference to our Annual Report on Form 10-K, filed March 10, 2011

(22)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011

(23)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 9, 2012

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 8, 2012

(25)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 7, 2013

(26)	Incorporated by reference to our Registration Statement on Form S-3, filed June 22, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Insulet Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 1992 framework and our report dated February 27, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2014

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2013	December 31, 2012
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$149,727	$57,293
Accounts receivable, net	33,067	33,294
Inventories	9,464	14,867
Prepaid expenses and other current assets	5,940	4,482
Total current assets	198,198	109,936
Property and equipment, net	32,356	25,422
Intangible assets, net	18,040	22,963
Goodwill	37,536	37,536
Other assets	1,825	2,202
Total assets	$287,955	$198,059
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,359	$9,361
Accrued expenses and other current liabilities	19,478	19,051
Deferred revenue	900	5,445
Current portion of capital lease obligations	2,637	—
Current portion of long-term debt	—	14,429
Total current liabilities	42,374	48,286
Capital lease obligations	5,390	—
Long-term debt	113,651	103,730
Other long-term liabilities	1,943	1,867
Total liabilities	163,358	153,883
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2013 and 2012.
Issued and outstanding: zero shares at December 31, 2013 and 2012.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2013 and 2012.
Issued and outstanding: 54,870,424 and 48,359,063 shares at December 31, 2013 and 2012, respectively.	55	48
Additional paid-in capital	651,067	525,679
Accumulated deficit	(526,525)	(481,551)
Total stockholders’ equity	124,597	44,176
Total liabilities and stockholders’ equity	$287,955	$198,059
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Revenue	$247,084	$211,369	$152,255
Cost of revenue	134,683	119,033	85,543
Gross profit	112,401	92,336	66,712
Operating expenses:
Research and development	21,765	24,359	21,863
General and administrative	64,077	51,240	44,083
Sales and marketing	55,694	52,708	43,233
Total operating expenses	141,536	128,307	109,179
Operating loss	(29,135)	(35,971)	(42,467)
Interest income	124	110	139
Other income	1,351	—	—
Interest and other expense	(17,214)	(15,794)	(14,715)
Other expense, net	(15,739)	(15,684)	(14,576)
Loss before income taxes	(44,874)	(51,655)	(57,043)
Income tax benefit (expense)	(100)	(212)	11,212
Net loss	$(44,974)	$(51,867)	$(45,831)
Net loss per share basic and diluted	$(0.83)	$(1.08)	$(0.98)
Weighted-average number of shares used in calculating net loss per share	54,010,887	47,924,324	46,689,880
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	45,440,839	$45	$450,039	$(383,853)	$66,231
Exercise of options to purchase common stock	743,341	1	5,241	—	5,242
Issuance for employee stock purchase plan	12,429	—	253	—	253
Stock-based compensation expense	—	—	7,683	—	7,683
Restricted stock units vested, net of shares withheld for taxes	109,891	—	(946)	—	(946)
Issuance of common stock for acquisition, net of transaction fees	1,197,631	2	24,186	—	24,188
Allocation of fair value of convertible debt to equity	—	—	25,915	—	25,915
Net loss	—	—	—	(45,831)	(45,831)
Balance at December 31, 2011	47,504,131	$48	$512,371	$(429,684)	$82,735
Exercise of options to purchase common stock	676,819	—	4,592	—	4,592
Issuance for employee stock purchase plan	18,346	—	392	—	392
Stock-based compensation expense	—	—	9,862	—	9,862
Restricted stock units vested, net of shares withheld for taxes	159,767	—	(1,538)	—	(1,538)
Net loss	—	—	—	(51,867)	(51,867)
Balance at December 31, 2012	48,359,063	$48	$525,679	$(481,551)	$44,176
Exercise of options to purchase common stock	872,073	1	9,460	—	9,461
Issuance for employee stock purchase plan	12,970	—	445	—	445
Stock-based compensation expense	—	—	12,616	—	12,616
Restricted stock units vested, net of shares withheld for taxes	217,281	—	(3,265)	—	(3,265)
Issuance of common stock, net of offering costs of $5.0 million	4,715,000	5	92,807	—	92,812
Exercise of warrants to purchase common stock	47,392	—	—	—	—
Issuance of common stock pursuant to conversion of debt	646,645	1	13,325	—	13,326
Net loss	—	—	—	(44,974)	(44,974)
Balance at December 31, 2013	54,870,424	$55	$651,067	$(526,525)	$124,597
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities
Net loss	$(44,974)	$(51,867)	$(45,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,806	11,030	8,503
Non-cash interest and other expense	10,056	10,212	9,736
Stock-based compensation expense	12,683	9,920	7,734
Provision for bad debts	4,741	3,409	3,165
Impairment and other charges	2,511	—	—
Deferred tax provision	—	—	(11,289)
Changes in operating assets and liabilities:
Accounts receivable	(4,514)	(13,513)	(3,617)
Inventories	5,403	(3,029)	1,879
Deferred revenue	(4,545)	2,863	(1,665)
Prepaid expenses and other assets	(320)	(898)	853
Accounts payable, accrued expenses and other current liabilities	10,425	2,999	4,697
Other long-term liabilities	76	(185)	383
Net cash provided by (used in) operating activities	3,348	(29,059)	(25,452)
Cash flows from investing activities
Purchases of property and equipment	(7,307)	(10,991)	(11,114)
Acquisition of Neighborhood Diabetes	—	—	(37,855)
Net cash used in investing activities	(7,307)	(10,991)	(48,969)
Cash flows from financing activities
Proceeds from issuance of long-term debt, net of issuance costs	—	—	138,783
Principal payment of long-term debt	(2,000)	—	(88,195)
Proceeds from issuance of common stock, net of offering costs	102,652	4,927	5,460
Payment of withholding taxes in connection with vesting of restricted stock units	(3,265)	(1,539)	(946)
Principal payments of capital lease obligations	(994)	—	—
Net cash provided by financing activities	96,393	3,388	55,102
Net increase (decrease) in cash and cash equivalents	92,434	(36,662)	(19,319)
Cash and cash equivalents, beginning of year	57,293	93,955	113,274
Cash and cash equivalents, end of year	$149,727	$57,293	$93,955
Supplemental disclosure of cash flow information
Cash paid for interest	$5,704	$6,197	$5,173
Cash paid for taxes	$321	$11	$263
Non-cash financing activities
Common stock issued in exchange for 5.375% Convertible Senior Notes	$13,000	$—	$—
Purchases of property and equipment under capital lease	$9,021	$—	$—
Issuance of common stock for the acquisition of Neighborhood Diabetes	$—	$—	$24,432
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012 and 2011

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
The Company began commercial sale of the OmniPod System in the United States in October 2005. The Company has also expanded the availability of the OmniPod System internationally through its partnership with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline (“GSK”). In January 2010, the Company entered into a distribution agreement with Ypsomed pursuant to which Ypsomed became the exclusive distributor of the OmniPod System in multiple countries. In February 2011, the Company entered into a distribution agreement with GSK pursuant to which GSK became the exclusive distributor of the OmniPod System in Canada. In August 2011, the Company received CE Mark approval, and in December 2012, the Company received 510(k) clearance for the next generation OmniPod System from the FDA. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. The Company began selling the new OmniPod System to new users in the first quarter of 2013 and began converting the existing customer base in the second quarter of 2013. At December 31, 2013, the Company completed the transition to the new OmniPod System.

2. Summary of Significant Accounting Policies
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense, accounts receivable, inventories, goodwill, deferred revenue, and equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.
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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements
The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the assets or liability, the Company may use one or all of the following approaches:

•	Market approach, which is based on market prices and other information from market transactions involving identical or comparable assets or liabilities.

•	Cost approach, which is based on the cost to acquire or construct comparable assets less an allowance for functional and/or economic obsolescence.

•	Income approach, which is based on the present value of the future stream of net cash flows.

FASB ASC 820 also describes three levels of inputs that may be used to measure the fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at December 31, 2013 and 2012 are cash equivalents, consisting of money market accounts and long-term debt, which are based on Level 1 inputs and the June 2014 call feature on the modified portion of the 3.75% Notes which is based on Level 3 inputs.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
Cash and Cash Equivalents
For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost which approximates their fair value. Outstanding letters of credit, principally relating to security deposits for lease obligations, totaled $0.1 million at December 31, 2013 and 2012. In January 2014, the Company obtained an additional $1.2 million letter of credit in connection with its new office lease in Billerica, Massachusetts.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost at December 31, 2013 and 2012. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for net realizable value based on quantities on hand and expectations of future use.
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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Goodwill

Goodwill represents the excess of the cost of the acquired Neighborhood Diabetes businesses over the fair value of identifiable net assets acquired. The company follows the provisions of FASB ASC 350-20, Intangibles - Goodwill and Other (“ASC 350-20”). ASC 350-20 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and establishes specific criteria for the recognition of intangible assets separately from goodwill. The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.

The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, the Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the year ended December 31, 2013.
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
Impairment of Assets
In connection with its efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company periodically performs an evaluation of its manufacturing processes and reviews the carrying value of its property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in an impairment of assets based on current net book value and potential future use of the assets. In the year ended December 31, 2013 in connection with the transition to the new OmniPod System, the Company recorded a $2.5 million charge to expense the value of manufacturing equipment that was no longer expected to be used in its manufacturing process.
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

The Company offers a 45-day right of return for its OmniPod System sales to new patients and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectibility from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, the Company was required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, the Company has invoiced amounts based upon meeting certain deliverable milestones. Revenue on the Development Agreement is recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments are recognized as a change in estimate using the cumulative catch-up method.

The Company deferred revenue of $0.9 million and $5.4 million as of December 31, 2013 and 2012, respectively. The deferred revenue recorded was primarily comprised of product-related revenue and unrecognized amounts related to the Development Agreement.
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
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of December 31, 2013 and 2012, liabilities from one vendor represented approximately 36% and 19% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering consists of diabetes supplies, including the OmniPod System as well as other diabetes related products and supplies such as blood glucose testing supplies, traditional insulin pumps, pump supplies, and pharmaceuticals. The Company’s current product offering is marketed to a single customer type. As the Company sells a single product type, management operates the business as a single entity.
Income Taxes
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits as of December 31, 2013 and $0.1 million of unrecognized tax benefits as of December 31, 2012. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. In the years ended December 31, 2012 and 2011, interest and tax penalties were immaterial to the financial statements.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company’s federal and state tax returns are currently open to examination for tax years 2010 through 2012 and 2009 through 2012, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
Stock-Based Compensation
The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees, including grants of employee stock options and restricted stock units, to be recognized in the income statement based on their fair values. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted. The Company determines the intrinsic value of restricted stock and restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis for awards with only service conditions and on an accelerated method for awards with performance conditions. Compensation expense is recognized over the vesting period of the awards.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
In the years ended December 31, 2013, 2012, and 2011, the Company recorded $12.7 million, $9.9 million, and $7.7 million of stock-based compensation expense, respectively.
See Footnote 13 for a summary of the stock option activity under the Company’s stock-based employee compensation plan.
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
In July 2012, the FASB issued ASU No. 2012-2 Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU No. 2012-2”). ASU No. 2012-2 gives a company the option to first assess qualitative factors to determine whether it is more-likely-than-not that the indefinite-lived intangible is impaired. Qualitative factors include related events and circumstances that could affect the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The guidance is effective in fiscal years beginning after September 15, 2012. The Company adopted the guidance in the first quarter of 2013. The adoption of the guidance did not have a material impact on the Company's financial statements.

3. Fair Value Measurements
ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
Fair value under ASC 820 is principally applied to financial assets which consist of investments in money market funds and the call feature on the modified portion of the 3.75% Notes. The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$128,308	$128,308	$—	$—
Other Asset - Call feature on 3.75% Notes	$1,351	$—	$—	$1,351
The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of December 31, 2012, aggregated by the level in the fair value hierarchy within those those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$50,251	$50,251	$—	$—
Other Asset - Call feature on 3.75% Notes	$—	$—	$—	$—
Cash and Cash Equivalents
The fair value of cash and cash equivalents is estimated on the quoted market price of the investments. The carrying amount of the Company's cash equivalents approximate their fair value due to the short-term maturity of these instruments.

Other Asset

The Company's financial assets include a call feature on the $59.5 million of modified 3.75% Notes which was valued at December 31, 2013 using Level 3 inputs. The value of this feature was not material at December 31, 2012. Gains and losses recognized on changes in fair value of the asset are reported in other income (expense). The valuation of this feature was measured at fair value using a trinomial lattice model which incorporates the terms and conditions of the 3.75% Notes and estimates the fair value based on changes in the price of the underlying equity over successive periods of time. This lattice model is considered to be a single-factor model, in that it solely incorporates uncertainty related to the Company’s stock price and values the option to convert the note into common stock using a trinomial structure. This value was recorded as other income in the year ended December 31, 2013. The key assumptions used in the lattice model valuation for the call feature at December 31, 2013 were as follows:

Term to Maturity (years)	2.46

Bond Inputs:
Bond Yield	8.61%
Coupon Rate	3.75%
Conversion Price	$26.20
Bond Call Strike Price	$100.00

Stock Inputs:
Stock Price	$37.10
Risk Free Rate	0.56%
Volatility	38.00%
Dividend Yield	—%

The estimated yield is based on a trinomial single-factor convertible bond model which takes into account the conversion option and the call option. The risk free interest rate is based on United States Treasury rates with maturity dates approximating the expected term to maturity of the 3.75% Notes. The expected volatility considers the Company’s historical

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility with a lookback period commensurate with years to maturity of the notes and the implied volatility using call option contracts on the Company’s stock. The Company's stock price increased 75% from $21.22 at December 31, 2012 to $37.10 at December 31, 2013. The increase in the stock price is the principal driver of the increase in value of the call feature over the same period of time.
Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues.
The carrying amounts and the estimated fair values of financial instruments as of December 31, 2013 and 2012, are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$113,651	$211,370	$118,159	$174,428
The carrying value of the notes at December 31, 2013 and 2012, includes a reclassification to equity of $52.4 million which is being amortized as non-cash interest expense over the term of the notes. The estimated fair values of these liabilities are based on quoted market prices.

4. Debt
At December 31, 2013 and 2012, the Company had outstanding convertible debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of December 31,
	2013	2012
Principal amount of the 5.375% Convertible Senior Notes	$—	$15,000
Principal amount of the 3.75% Convertible Senior Notes	143,750	143,750
Unamortized discount	(30,099)	(40,591)
Total long-term debt	113,651	118,159
Current portion of long-term debt	—	14,429
Long-term debt	$113,651	$103,730
Deferred financing costs	$1,414	$2,004
Interest expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual coupon interest	$5,704	$6,197	$5,383
Accretion of debt discount	10,492	9,619	7,213
Other interest payments	—	—	1,991
Loss on debt extinguishment	325	—	—
Amortization of debt issuance costs	590	593	532
Total interest expense	$17,111	$16,409	$15,119
The Company expects to pay cash interest of $5.4 million in each of 2014 and 2015, and $2.5 million in 2016. Additionally, $143.8 million related to the 3.75% Notes is due to the holders in 2016.

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
The Company recorded a debt discount of $26.9 million to equity to reflect the value of its nonconvertible debt borrowing rate of 14.5% per annum. This debt discount was being amortized as interest expense over the five-year term of the 5.375% Notes. The Company incurred deferred financing costs related to this offering of approximately $3.5 million, of which $1.1 million was reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was amortized as non-cash interest expense over the five-year term of the 5.375% Notes.
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
In May 2013, the Company entered into an Exchange Agreement with a holder of its 5.375% Notes. Under the Exchange Agreement, the Company purchased $13 million in principal amount of the 5.375% Notes in exchange for 620,122 shares of the Company's common stock and a cash payment of $0.3 million, representing the accrued and unpaid interest. Furthermore, the Company recorded a loss on extinguishment of debt of $0.3 million for the impact of the inducement which was included in interest and other expense in the year ended December 31, 2013.
In June 2013, the Company repaid the remaining outstanding principal and accrued interest on the 5.375% Notes in accordance with the terms. In addition to a cash payment of $2.1 million, representing principal and accrued and unpaid interest, the Company issued 26,523 shares of its common stock to the holders, representing the conversion value in excess of the principal amount in accordance with the terms of the 5.375% Notes.
Cash interest expense related to the 5.375% Notes was $0.3 million, $0.8 million, and $2.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.
As of December 31, 2013, the 5.375% Notes were repaid in full and no amounts remained on the Company's balance sheet related to these notes.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.75% Convertible Senior Notes
In June 2011, the Company sold $143.8 million in principal amount of 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. For the quarter ending March 31, 2014, the 3.75% Notes are convertible at the option of the holder since the last reported sales price per share of the Company's common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on December 31, 2013. Based on the terms of the 3.75% Notes the Company has the ability to convert using cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock for the principal amount. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the occurrence of any such circumstances. The 3.75% Notes and any unpaid interest will be convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the principal amount.
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
The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. At December 31, 2013, the Company separately accounted for the call feature related to the possibility that it can redeem the 3.75% Notes, at the Company's option, beginning June 20, 2014, for the modified portion of the 3.75% Notes. The Company determined that the fair value of this feature was approximately $1.4 million and was recorded as other income at December 31, 2013. The Company determined that the remaining derivatives had de minimus value.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $5.4 million, in the years ended December 31, 2013 and 2012 and $2.7 million in the year ended December 31, 2011.
As of December 31, 2013, the Company included $113.7 million on its balance sheet in long-term debt related to the 3.75% Notes. As such instruments are convertible into stock and the Company does not plan to use working capital to satisfy the obligation, the notes remain classified as long-term. As of December 31, 2013, the 3.75% Notes have a remaining term of two and a half years.

5. Capital Lease Obligations

In the year ended December 31, 2013, the Company acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases will be repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the year ended December 31, 2013, the Company recorded a $2.5 million charge to expense the value of the equipment as it was no longer expected to be used in its manufacturing process. The underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on the Company's balance sheet as of December 31, 2013. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.6 million in the year ended December 31, 2013. No amortization expense was recorded on the leased assets in the years ended December 31, 2012 and 2011.

Assets held under capital leases consist of the following (in thousands):

	As of December 31,
	2013	2012
Manufacturing equipment	$6,510	$—
Less: Accumulated depreciation	(582)	—
Total	$5,928	$—

The aggregate future minimum lease payments related to these capital leases as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014	3,815
2015	3,815
2016	2,409
Total future minimum lease payments	10,039
Interest expense	(2,012)
Total Capital lease obligation	8,027

The Company recorded $0.4 million of interest expense on capital leases in the year ended December 31, 2013. No interest expense was recorded on capital leases in the years ended December 31, 2012 and 2011.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock units. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units, and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2013, 2012 and 2011, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented because the effect would have been anti-dilutive. Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2013	2012	2011
5.375% Convertible Senior Notes	—	702,701	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642	5,487,642
Unvested restricted stock units	1,011,893	825,068	603,882
Outstanding options	1,828,613	2,502,190	2,814,591
Outstanding warrants	—	62,752	62,752
Total dilutive common shares	8,328,148	9,580,353	9,671,568

7. Accounts Receivable
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
As of December 31, 2013, accounts receivable from two customers represented approximately 12% and 10% of gross accounts receivable, respectively. As of December 31, 2012, accounts receivable from two customers represented approximately 18% and 11% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of December 31,
	2013	2012
Trade receivables	$40,200	$39,921
Allowance for doubtful accounts	(7,133)	(6,627)
Total accounts receivable	$33,067	$33,294
Bad debt expense for the years ended December 31, 2013, 2012 and 2011 amounted to $4.7 million, $3.4 million, and $3.2 million, respectively.

8. Inventories
Inventories consist of the following (in thousands):

	As of December 31,
	2013	2012
Raw materials	$399	$1,487
Work-in-process	1,671	1,595
Finished goods	7,394	11,785
Total inventories	$9,464	$14,867

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (Years)	As of December 31,
		2013	2012
Machinery and equipment	2-5	$48,814	$28,879
Lab equipment	2	1,481	1,481
Computers	3	3,796	3,558
Software	3	4,813	4,670
Office furniture and fixtures	3-5	2,048	2,045
Leasehold improvement	*	2,971	2,899
Construction in process	—	2,895	9,817
Total property and equipment		$66,818	$53,349
Less: Accumulated depreciation		(34,462)	(27,927)
Total property and equipment		$32,356	$25,422
 _________________________
* Lesser of lease term or useful life of asset
Depreciation expense related to property and equipment was $6.9 million, $5.0 million, and $4.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company recorded $0.3 million, $0.6 million, and $0.4 million of capitalized interest for the years ended December 31, 2013, 2012 and 2011, respectively.
Construction in process mainly consists of infrastructure improvements. Depreciation on the computer equipment and software does not begin until the assets are integrated into the current systems.
As of December 31, 2013, machinery and equipment included $6.5 million of capital leases assets.

10. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

	As of December 31,
	2013			2012
	Cost	Accumulated Amortization	NBV	Cost	Accumulated Amortization	NBV
Customer relationships	$30,100	$(14,378)	$15,722	$30,100	$(9,641)	$20,459
Tradename	2,800	(482)	2,318	2,800	(296)	2,504
Total intangible assets	$32,900	$(14,860)	$18,040	$32,900	$(9,937)	$22,963
The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is ten years and is amortizing the asset over the period using an estimated cash flow pattern. The Company determined that the estimated useful life of the tradename is 15 years and is amortizing the asset over that period on a straight-line basis. The amortization expense related to other intangible assets was approximately $4.9 million, $6.0 million, and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense expected for the next five years is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	Customer Relationships	Tradename	Total
2014	$3,790	$187	$3,977
2015	3,064	187	3,251
2016	2,478	187	2,665
2017	2,003	187	2,190
2018	1,619	187	1,806
Thereafter	2,768	1,383	4,151
Total	15,722	2,318	18,040
As of December 31, 2013, the weighted average amortization period of the Company’s intangible assets is approximately eight years.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2013	2012
Employee compensation and related items	$6,887	$6,789
Professional and consulting services	2,437	2,069
Sales and use tax	3,928	3,965
Supplier charges	1,850	1,752
Interest expense	225	258
Warranty reserve	1,173	863
Training	717	455
Other	2,261	2,900
Total accrued expenses and other current liabilities	$19,478	$19,051

Product Warranty Costs
The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense is based on historical experience and the estimated cost to service the claims. A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance at the beginning of year	$1,992	$1,960
Warranty expense	4,065	2,666
Warranty claims settled	(2,967)	(2,634)
Balance at the end of the year	$3,090	$1,992
Composition of balance:
Short-term	$1,173	$863
Long-term	1,917	1,129
Total warranty balance	$3,090	$1,992

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The leases for the Company's facilities in Bedford and Billerica, Massachusetts expire in September 2014. The leases for Bedford contain escalating payments over the life of the lease.
During the year ended December 31, 2012, the Company terminated a lease for one of its corporate offices spaces in Bedford, Massachusetts. The lease termination resulted in no material impact to the financial statements for the year ended December 31, 2012. During the same period, the Company entered into a new lease agreement for an additional 26,500 square feet in Bedford, Massachusetts. The lease expires in September 2014 and includes escalating rent payments over its term. During the year ended December 31, 2013, the Company extended the lease of its Woburn, Florida, and Singapore locations. Following the extensions, both the Woburn and Florida leases expire in December 2014 and the Singapore lease expires in July 2015. The lease in New York expires in April 2015. During the year ended December 31, 2013, the Company entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease term is expected to begin in August 2014 and is expected to expire in October 2022. The execution of this lease did not result in any material impact to the financial statements for the year ended December 31, 2013.
 Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreement using the straight-line method and are included in other liabilities in the accompanying balance sheet. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions.
The aggregate future minimum lease payments of these leases as of December 31, 2013, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014	$1,433
2015	1,974
2016	1,934
2017	2,012
2018	2,012
Thereafter	8,150
Total	$17,515
Rent expense of approximately $1.6 million, $1.7 million, and $1.3 million was charged to operations in the years ended December 31, 2013, 2012 and 2011, respectively.
Legal Proceedings
In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD subsequently withdrew its claims with respect to one of those patents. With respect to the remaining two patents, which expire on March 9, 2014, BD seeks a declaration that the Company has infringed certain claims of those patents and an award for monetary damages based upon a reasonable royalty. The Company believes that the OmniPod System does not infringe these patents. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure at December 31, 2013.
In April 2013, Rydex Technologies LLC (“Rydex”), a non-practicing entity, filed a lawsuit in the United States District Court in the State of Delaware against the Company alleging that certain of its products, including the OmniPod System, infringe one of its patents. Rydex sought a declaration that the Company has infringed its patent and an unspecified award for monetary damages. The Company believes that the OmniPod System does not infringe this patent. In December 2013, the

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company entered into a Settlement and Patent License Agreement with Rydex and paid an immaterial amount to Rydex. The settlement granted the Company a fully paid license to use the patents included in the lawsuit and released it from any future claims related to the patents.
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
In October 2013, the Company received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. The Company responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In light of the preliminary nature of this matter, the Company is unable to reasonably assess its ultimate outcome. However, the Company does not believe that a negative outcome is probable at December 31, 2013.
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
At December 31, 2013, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Equity
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
In May 2013, the Company entered into an Exchange Agreement with a holder of its 5.375% Notes. Under the Exchange Agreement, the Company issued 620,122 shares of its common stock to the holder in exchange for the extinguishment of $13 million in principal amount of the 5.375% Notes. In June 2013, in connection with the repayment of the remaining $2 million in principal amount of the 5.375% Notes the Company issued 26,523 shares of its common stock to the holders, representing the conversion value in excess of the principal amount in accordance with the terms of the 5.375% Notes.
In November 2013, the Company issued 47,392 shares of its common stock as a result of the exercise of warrants.
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the years ended December 31, 2013, 2012, and 2011 was $12.7 million, $9.9 million, and $7.7 million, respectively, and was calculated based on awards ultimately expected to vest. At December 31, 2013, the Company had $25.2 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s Board of Directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. The Company had originally reserved 535,000 shares of common stock for issuance under the 2007 Plan in which the amount was increased on each January 1 through January 1, 2012 by 725,000 shares. The 2007 Plan was amended and restated in November 2008 and May 2012 to provide for the issuance of additional shares and changes to certain other provisions. In May 2012, shares available for grant under the 2007 Plan were increased by 3,775,000 shares. At December 31, 2013, 3,203,111 shares remain available for future issuance under the 2007 Plan.
Under the Company’s 2000 Stock Option and Incentive Plan (the “2000 Plan”), options could be granted to persons who were, at the time of grant, employees, officers, or directors of, or consultants or advisors to, the Company. The 2000 Plan provided for the granting of non-statutory stock options, incentive stock options, stock bonuses, and rights to acquire restricted stock. The option price at the date of grant was determined by the Board of Directors and, in the case of incentive stock options, could not be less than the fair market value of the common stock at the date of grant, as determined by the Board of Directors. Options granted under the 2000 Plan generally vest over a period of four years and expire ten years from the date of grant. The provisions of the 2000 Plan limit the exercise of incentive stock options. At the time of grant, options are typically immediately exercisable, but subject to restrictions. The restrictions generally lapse over a period of four years.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity under the Company’s Stock Option Plans:

	Number of Options(#)	Weighted Average Exercise Price($)	Aggregate Intrinsic Value($)
			(In thousands)
Balance, December 31, 2012	2,502,190	$13.51
Granted	282,400	25.79
Exercised	(872,073)	10.67	$17,820	(1)
Canceled	(83,904)	19.94
Balance, December 31, 2013	1,828,613	$16.46	$37,742
Vested, December 31, 2013	1,115,339	$13.42	$26,413	(2)
Vested and expected to vest, December 31, 2013(3)	1,562,587		$33,349	(2)
_________________________

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2013, 2012 and 2011, was $17.8 million, $9.0 million and $8.8 million, respectively.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2013, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of December 31, 2013, plus the number of unvested options expected to vest as of December 31, 2013, based on the unvested options outstanding at December 31, 2013, adjusted for the estimated forfeiture rate of 16%.

At December 31, 2013, there were 1,828,613 options outstanding with a weighted average exercise price of $16.46 and a weighted average remaining contractual life of 6.8 years. At December 31, 2013, there were 1,115,339 options exercisable with a weighted average exercise price of $13.42 and a weighted average remaining contractual life of 5.7 years.
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

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	0.93% - 1.91%	0.80% - 1.16%	1.16% - 2.61%
Expected term (in years)	6.25	6.25	6.25
Dividend yield	—	—	—
Expected volatility	63% - 66%	67% - 71%	72% - 76%
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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The weighted average grant date fair value of options granted for the years ended December 31, 2013, 2012 and 2011 was $15.42, $12.04, and $11.75, respectively. Stock-based compensation expense related to stock options recognized in the years ended December 31, 2013, 2012 and 2011 was $4.6 million, $4.8 million, and $4.4 million, respectively, and was calculated based on awards ultimately expected to vest.
At December 31, 2013, the Company had $7.9 million of total unrecognized compensation expense related to stock options under FASB ASC 718-10 that will be recognized over a weighted-average period of 1.0 years.

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
The Company issued 12,970 shares of common stock in 2013, 18,346 shares of common stock in 2012, and 12,429 shares of common stock in 2011 to employees participating in the 2007 ESPP. The Company recorded $67,000, $59,000 and $38,000 of stock-based compensation expense related to the 2007 ESPP for the years ended December 31, 2013, 2012 and 2011, respectively.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
In the year ended December 31, 2013, the Company awarded 588,875 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. Included within the 588,875 awarded were 142,000 restricted stock units which vest based on the achievement of performance conditions through December 31, 2013 and service conditions through fiscal 2016. The restricted stock units granted have a weighted average fair value of $24.49 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units were valued at approximately $14.4 million at their grant dates, and the Company recognizes the compensation expense of the restricted stock units expected to vest over the three to four year vesting period. The Company recognizes the value of stock-based compensation in operating expense using the straight-line method for awards with only service conditions and on an accelerated method for awards with performance conditions. Approximately $8.0 million, $5.1 million and $3.3 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the years ended December 31, 2013, 2012 and 2011, respectively. Approximately $17.3 million of the fair value of the restricted stock units remained unrecognized as of December 31, 2013, and will be recognized over a weighted average period of 1.3 years. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates. The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2012	825,068	$18.40
Granted	588,875	24.49
Vested	(338,325)	17.43
Forfeited	(63,725)	20.94
Balance, December 31, 2013	1,011,893	$22.11

Stock-based Compensation Associated with Awards for Non-Employees
Shareholder Rights Plan
In November 2008, the Board of Directors of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan”), as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the ability of the Board of Directors to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock.
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

14. Defined Contribution Plan
The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following 30 days of service. Eligible employees may elect to contribute, subject to certain IRS limits, up to 20% of their compensation. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. Since 2011, the Company has offered a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests over a four-year period (25% per year). The total amount contributed by the Company under the 401(k) Plan was $1.0 million, $1.0 million, and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

15. Income Taxes
The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Income tax benefit (expense) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current	$(16)	$(121)	$(77)
Deferred	(84)	(91)	11,289
Total income tax benefit (expense)	$(100)	$(212)	$11,212
For the year ended December 31, 2013, the current portion of income tax expense is primarily related to federal, state, and foreign taxes. For the years ended December 31, 2012 and 2011 the current portion of income tax expense primarily related to state and foreign taxes. For the years ended December 31, 2013 and 2012, the deferred portion of tax expense primarily related to the U.S. Federal and State amounts. For the year ended December 31, 2011, income tax benefit resulted from a change in the valuation allowance for preexisting deferred tax assets as a result of the Neighborhood Diabetes acquisition and current tax expense primarily related to state and local taxes.
The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2013	2012	2011
Tax at U.S. statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	(4.21)	(1.18)	(1.88)
Tax credits	4.98	0.50	2.07
Non-deductible expenses	(5.49)	(1.37)	(1.96)
Change in valuation allowance	(29.32)	(32.34)	(11.65)
Other	(0.18)	(0.01)	(0.92)
Effective income tax rate	(0.22)%	(0.40)%	19.66%

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes as well as federal and state net operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets (liabilities) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$154,872	$151,818
Start up expenditures	1,672	2,020
Tax credits	9,841	7,608
Bad debt	2,679	2,602
Depreciation & amortization	1,675	2,357
Other	6,357	4,661
Total deferred tax assets	$177,096	$171,066
Deferred tax liabilities:
Prepaids	$(310)	$(169)
Amortization of acquired intangibles	(6,734)	(9,015)
Amortization of debt discount	(11,214)	(15,955)
Goodwill	(223)	(139)
Other	(515)	—
Total deferred tax liabilities	$(18,996)	$(25,278)
Valuation allowance	$(158,323)	$(145,927)
Net deferred tax liabilities	$(223)	$(139)
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $158.3 million valuation allowance at December 31, 2013 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company provided a valuation allowance for the full amount of its net deferred tax asset for the years ended December 31, 2013 and 2012 because it is not more likely than not that the future tax benefit will be realized. In the year ended December 31, 2013, the Company’s valuation allowance increased by $12.4 million to $158.3 million from the balance at December 31, 2012 of $145.9 million. The change in the valuation allowance is primarily attributable to the deferred tax liabilities related to amortization of debt discount, offset by an increase in net operating loss carryfowards.

At December 31, 2013, the Company had approximately $461.7 million, $217.5 million and $9.8 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. If not utilized, these federal carryforwards will begin to expire in 2020 and will continue to expire through 2033, and the state carryforwards will continue to expire through 2033. At December 31, 2012, the Company had approximately $404.4 million, $282.8 million and $7.6 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which may be used in future years. It is probable that once a study is complete that there will be a yearly limitation placed on the amount of net operating loss available for use in future years. The Company has not completed a Research and Development Credit study accordingly, it is probable that a portion of the tax credit carryforward may not be available to offset future income.
The Company had no unrecognized tax benefits December 31, 2013 and $0.1 million of unrecognized tax benefits at December 31, 2012. Unrecognized tax benefits represent tax positions for which reserves have been established. Unrecognized state benefits and interest related to unrecognized tax benefits are reflected net of applicable tax benefits.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company currently intends to reinvest the total amount of its unremitted earnings in the local international jurisdiction. As such, the Company has not provided for U.S. Federal income taxes on the unremitted earnings of its international subsidiary.

16. Quarterly Data (Unaudited)

	2013 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$68,533	$61,103	$60,092	$57,356
Gross profit	$33,018	$27,395	$26,833	$25,155
Net loss	$(2,500)	$(21,290)	$(10,519)	$(10,665)
Net loss per share	$(0.04)	$(0.39)	$(0.20)	$(0.20)

	2012 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$57,828	$54,752	$51,035	$47,754
Gross profit	$25,319	$24,390	$22,331	$20,296
Net loss	$(10,194)	$(12,417)	$(14,476)	$(14,780)
Net loss per share	$(0.21)	$(0.26)	$(0.30)	$(0.31)

Net loss in the fourth quarter of 2013 includes $1.4 million of other income related to the mark to market fair value of the call feature on the modified portion of the Company’s 3.75% Notes. The $0.3 million impact to income in the fourth quarter of 2012 was considered immaterial. Additionally, the impact to income of $0.1 million, $0.3 million and $0.2 million in the first quarter, second quarter and third quarter of 2013, respectively, is considered immaterial.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in our accounts receivable reserve and deferred tax valuation allowance accounts:

Classifications	Balance Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance End of Period
	(In thousands)
Year Ended December 31, 2013
Allowance for doubtful accounts	$6,627	$4,741	$4,235	$7,133
Deferred tax valuation allowance	$145,927	$32,050	$19,654	$158,323
Year Ended December 31, 2012
Allowance for doubtful accounts	$7,021	$3,409	$3,803	$6,627
Deferred tax valuation allowance	$129,223	$20,972	$4,268	$145,927
Year Ended December 31, 2011
Allowance for doubtful accounts	$5,432	$3,165	$1,576	$7,021
Deferred tax valuation allowance	$138,028	$27,047	$35,852	$129,223