Form 10-Q/A
period 2013-09-30
INSULET CORP
filed 2014-03-21
CIK 1145197

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

No other changes have been made to the Original Report. This Amendment No. 2 speaks as of the original filing date of the Original Report on Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Report or modify or update those disclosures therein in any way. Accordingly, this Amendment No. 2 should be read in conjunction with Insulet’s filings made with the SEC subsequent to the filing of the Original Report.

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

INSULET CORPORATION (Registrant)

Date: March 21, 2014	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2014	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)