Form 10-Q
period 2014-03-31
INSULET CORP
filed 2014-05-07
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of May 2, 2014, the registrant had 55,414,556 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2014	As of December 31, 2013
	(Unaudited) (In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$145,614	$149,727
Accounts receivable, net	36,679	33,067
Inventories	10,449	9,464
Prepaid expenses and other current assets	7,115	5,940
Total current assets	199,857	198,198
Property and equipment, net	32,556	32,356
Intangible assets, net	16,927	18,040
Goodwill	37,536	37,536
Other assets	1,652	1,825
Total assets	$288,528	$287,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,983	$19,359
Accrued expenses and other current liabilities	18,771	19,478
Deferred revenue	612	900
Current portion of capital lease obligations	2,752	2,637
Total current liabilities	43,118	42,374
Capital lease obligations	4,657	5,390
Long-term debt	116,277	113,651
Other long-term liabilities	1,984	1,943
Total liabilities	166,036	163,358
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2014 and December 31, 2013. Issued and outstanding: zero shares at March 31, 2014 and December 31, 2013.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2014 and December 31, 2013. Issued and outstanding: 55,261,626 and 54,870,424 shares at March 31, 2014 and December 31, 2013, respectively.	55	55
Additional paid-in capital	655,106	651,067
Accumulated deficit	(532,669)	(526,525)
Total stockholders’ equity	122,492	124,597
Total liabilities and stockholders’ equity	$288,528	$287,955

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands, except share and per share data)
Revenue	$69,161	$57,356
Cost of revenue	36,353	32,201
Gross profit	32,808	25,155
Operating expenses:
Research and development	6,779	4,396
General and administrative	14,259	13,094
Sales and marketing	13,656	13,871
Total operating expenses	34,694	31,361
Operating loss	(1,886)	(6,206)
Interest income	31	27
Other income	265	—
Interest and other expense	(4,489)	(4,355)
Other expense, net	(4,193)	(4,328)
Loss before income taxes	(6,079)	(10,534)
Income tax expense	(65)	(131)
Net loss	$(6,144)	$(10,665)
Net loss per share basic and diluted	$(0.11)	$(0.20)
Weighted-average number of shares used in calculating net loss per share	55,089,028	53,052,400

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(6,144)	$(10,665)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,070	2,904
Non-cash interest and other expense	2,528	2,908
Stock-based compensation expense	4,360	2,995
Provision for bad debts	891	1,327
Changes in operating assets and liabilities:
Accounts receivable	(4,503)	857
Inventories	(985)	5,668
Deferred revenue	(288)	(3,784)
Prepaid expenses and other assets	(904)	(1,903)
Accounts payable, accrued expenses and other current liabilities	917	(1,826)
Other long-term liabilities	41	319
Net cash used in operating activities	(1,017)	(1,200)
Cash flows from investing activities
Purchases of property and equipment	(2,157)	(1,069)
Net cash used in investing activities	(2,157)	(1,069)
Cash flows from financing activities
Principal payments of capital lease obligations	(618)	—
Proceeds from issuance of common stock, net of offering costs	3,561	94,361
Payment of withholding taxes in connection with vesting of restricted stock units	(3,882)	(1,320)
Net cash provided by (used in) financing activities	(939)	93,041
Net increase (decrease) in cash and cash equivalents	(4,113)	90,772
Cash and cash equivalents, beginning of period	149,727	57,293
Cash and cash equivalents, end of period	$145,614	$148,065

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
The Company began commercial sale of the OmniPod System in the United States in October 2005. The Company has also expanded the availability of the OmniPod System internationally through its partnerships with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline (“GSK”). In August 2011, the Company received CE Mark approval, and in December 2012, the Company received 510(k) clearance for the new OmniPod System from the FDA. The Company began selling its new OmniPod System in 2013. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities.
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
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
ASC 820 also decribes three levels of inputs that may be used to measure the fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at March 31, 2014 and December 31, 2013 are cash equivalents, consisting of money market accounts, and long-term debt which are both based on Level 1 inputs and the June 2014 call feature of the modified portion of the 3.75% Notes which is based on Level 3 inputs.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of March 31, 2014 and December 31, 2013. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets acquired under capital leases are amortized in accordance with the respective class of owned assets or life of the lease, and the amortization is included with depreciation expense. Maintenance and repair costs are expensed as incurred.
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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, the Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the three months ended March 31, 2014.
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
In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, the Company was required to perform design, development, regulatory and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, the Company has invoiced amounts based upon meeting certain deliverable milestones. Revenue from the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments was recognized as a change in estimate using the cumulative catch-up method. As of December 31, 2013, the Company met all required deliverables under the Development Agreement.
The Company deferred revenue of $0.6 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively. The deferred revenue recorded at March 31, 2014 was mainly comprised of product-related revenue.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of March 31, 2014 and December 31, 2013, liabilities to one vendor represented approximately 36% of the combined balance of accounts payable, accrued expenses, and other current liabilities.
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
The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Interest and penalties were immaterial to the consolidated financial statements in the three months ended March 31, 2014 and 2013.
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
The Company uses the Black-Scholes option pricing model to determine the fair value of options granted. The Company determines the intrinsic value of restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis for awards with only service conditions and on an accelerated method for awards with performance conditions. Compensation expense is recognized over the respective vesting periods of the awards.
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

3. Fair Value Measurements
ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
Fair value under ASC 820 is principally applied to financial assets which consist of investments in money market funds and the call feature on the modified portion of the 3.75% Notes. The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$123,119	$123,119	$—	$—
Other Asset - Call feature on 3.75% Notes	$1,595	$—	$—	$1,595
The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of December 31, 2013, aggregated by the level in the fair value hierarchy within those those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$128,308	$128,308	$—	$—
Other Asset - Call feature on 3.75% Notes	$1,351	$—	$—	$1,351

Cash and Cash Equivalents
The fair value of cash and cash equivalents is estimated based on the quoted market price of the investments. The carrying amount of the Company's cash equivalents approximates their fair value due to the short-term maturity of these instruments.

Other Asset

The Company's financial assets include a call feature on the $59.5 million of modified 3.75% Notes which was valued at March 31, 2014 and December 31, 2013 using Level 3 inputs. Gains and losses recognized on changes in fair value of the asset are reported in other income (expense). The valuation of this feature was measured at fair value using a trinomial lattice model which incorporates the terms and conditions of the 3.75% Notes and estimates the fair value based on changes in the price of the underlying equity over successive periods of time. This lattice model is considered to be a single-factor model, in that it solely incorporates uncertainty related to the Company’s stock price and values the option to convert the note into common stock using a trinomial structure. The $0.2 million increase in the valuation of this feature in the three months ended March 31, 2014 was recorded as other income. The key assumptions used in the lattice model valuation for the call feature were as follows:

	As of
	March 31, 2014	December 31, 2013
Term to Maturity (years)	2.21	2.46

Bond Inputs:
Bond Yield	8.73%	8.61%
Coupon Rate	3.75%	3.75%
Conversion Price	$26.20	$26.20
Bond Call Strike Price	$100.00	$100.00

Stock Inputs:
Stock Price	$47.42	$37.10
Risk Free Rate	0.50%	0.56%
Volatility	33.00%	38.00%
Dividend Yield	—%	—%

The estimated yield is based on a trinomial single-factor convertible bond model which takes into account the conversion option and the call option. The risk free interest rate is based on United States Treasury rates with maturity dates approximating the expected term to maturity of the 3.75% Notes. The expected volatility considers the Company’s historical volatility with a lookback period commensurate with years to maturity of the notes and the implied volatility using call option contracts on the Company’s stock. The Company's stock price increased 28% from $37.10 at December 31, 2013 to $47.42 at March 31, 2014. The increase in the stock price is the principal driver of the increase in value of the call feature over the same period of time.
Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues.
The carrying amounts and the estimated fair values of financial instruments as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$116,277	$261,093	$113,651	$211,370

The carrying values of the 3.75% Notes at March 31, 2014 and December 31, 2013 includes a reclassification to equity of $52.4 million which is being amortized as non-cash interest expense over the term of the 3.75% Notes. The increase in the estimated fair values of these liabilities from December 31, 2013 to March 31, 2014 is largely related to the increase in the quoted bond price.
4. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2014	December 31, 2013
Principal amount of the 3.75% Convertible Senior Notes	$143,750	$143,750
Unamortized discount	(27,473)	(30,099)
Total long-term debt	$116,277	$113,651
Deferred financing costs	$1,268	$1,414

In June 2013, the Company repaid all amounts related to the 5.375% Notes (as defined below).

Interest and other expense related to the 5.375% Notes (as defined below) and the 3.75% Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual coupon interest	$1,348	$1,549
Accretion of debt discount	2,625	2,760
Amortization of debt issuance costs	146	148
Total interest and other expense	$4,119	$4,457

5.375% Convertible Senior Notes
In June 2008, the Company sold $85 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”). The interest rate on the notes was 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes were convertible into the Company’s common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes. The 5.375% Notes were convertible for cash up to their principal amount and shares of the Company’s common stock for the remainder of the conversion value in excess of the principal amount.
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
No cash interest expense was recorded related to the 5.375% Notes in the three month period ended March 31, 2014. Cash interest expense related to the 5.375% Notes was $0.2 million in the three month period ended March 31, 2013.
As of March 31, 2014, the 5.375% Notes were repaid in full and no amounts remain outstanding related to the 5.375% Notes.
3.75% Convertible Senior Notes
In June 2011, the Company sold $143.8 million in principal amount of the 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. For the quarter ending June 30, 2014, the 3.75% Notes are convertible at the option of the holder since the last reported sales price per share of the Company's common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on March 31, 2014. If a holder elects to convert its 3.75% Notes the Company has the right to effect such conversion by using cash, shares of the Company's common stock or a combination of cash and shares of the Company's common stock for the principal amount. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the sale price condition. The 3.75% Notes and any unpaid interest will be convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock for the principal amount.
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
The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of each of these embedded derivatives at each balance sheet date. The Company separately accounted for the call feature related to the possibility that it can redeem the 3.75% Notes, at the Company's option, beginning June 20, 2014, for the modified portion of the 3.75% Notes. The Company determined that the fair value of this feature was approximately $1.6 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively, and included these amounts in current other assets on its balance sheet. The Company determined that the remaining derivatives had de minimus value at the balance sheet dates.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in each of the three month periods ended March 31, 2014 and 2013.
As of March 31, 2014, the Company included $116.3 million on its balance sheet in long-term debt related to the 3.75% Notes. As such instruments are convertible into the Company's common stock and the Company does not plan to use working capital to satisfy the obligation, the 3.75% Notes remain classified as long-term. As of March 31, 2014 the 3.75% Notes have a remaining term of 2.25 years.
5. Capital Lease Obligations
In the year ended December 31, 2013, the Company acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases will be repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the year ended December 31, 2013, the Company recorded a $2.5 million charge to expense the value of certain equipment as it was no longer expected to be used in its manufacturing process. The remaining underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on the Company's balance sheet as of March 31, 2014. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.3 million in the three months ended March 31, 2014. No amortization expense was recorded on the capital leased assets in the three months ended March 31, 2013.

Assets held under capital leases consist of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Manufacturing Equipment	$6,510	$6,510
Less: Accumulated depreciation	(908)	(582)
Total	$5,602	$5,928

The aggregate future minimum lease payments related to these capital leases as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014 (remaining)	$2,861
2015	3,815
2016	2,409
Total future minimum lease payments	$9,085
Interest expense	(1,676)
Total capital lease obligations	$7,409

The Company recorded $0.3 million of interest expense on the capital leases in the three months ended March 31, 2014. No interest expense was recorded on capital leases in the three months ended March 31, 2013.
6. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2014 and 2013, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2014	2013
5.375% Convertible Senior Notes	—	702,701
3.75% Convertible Senior Notes	5,487,642	5,487,642
Unvested restricted stock units	1,024,695	1,071,568
Outstanding options	1,722,082	2,517,112
Outstanding warrants	—	62,752
Total dilutive common shares	8,234,419	9,841,775

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

As of March 31, 2014 accounts receivable from two customers represented 15% and 14% of gross accounts receivable, respectively. As of December 31, 2013 accounts receivable from two customers represented approximately 12% and 10% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of
	March 31, 2014	December 31, 2013
Trade receivables	$43,862	$40,200
Allowance for doubtful accounts	(7,183)	(7,133)
Total accounts receivable	$36,679	$33,067

8. Inventories
Inventories consist of the following (in thousands):

	As of
	March 31, 2014	December 31, 2013
Raw materials	$443	$399
Work-in-process	1,027	1,671
Finished goods	8,979	7,394
Total inventories	$10,449	$9,464

9. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

	As of
	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	NBV	Cost	Accumulated Amortization	NBV
Customer relationships	$30,100	$(15,444)	$14,656	$30,100	$(14,378)	$15,722
Tradename	2,800	(529)	2,271	2,800	(482)	2,318
Total intangible assets	$32,900	$(15,973)	$16,927	$32,900	(14,860)	$18,040
The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. Amortization expense was approximately $1.1 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	Customer Relationships	Tradename	Total
2014 (remaining)	$2,724	$140	$2,864
2015	3,064	187	3,251
2016	2,478	187	2,665
2017	2,003	187	2,190
2018	1,619	187	1,806
Thereafter	2,768	1,383	4,151
Total	$14,656	$2,271	$16,927
As of March 31, 2014, the weighted average amortization period of the Company’s intangible assets is approximately 8 years.
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

	Three Months Ended March 31,
	2014	2013

Balance at the beginning of the period	$3,090	$1,992
Warranty expense	693	876
Warranty claims settled	(683)	(619)
Balance at the end of the period	$3,100	$2,249

	As of
	March 31, 2014	December 31, 2013
Composition of balance:
Short-term	$1,133	$1,173
Long-term	1,967	1,917
	$3,100	$3,090

11. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The leases in Bedford and Billerica, Massachusetts expire in September 2014. The leases for Bedford contain escalating payments over the life of the lease. During the year ended December 31, 2013, the Company extended the lease related to its Woburn, Massachusetts, Florida, and Singapore locations. Following the extensions, both the Woburn, Massachusetts and Florida leases expire in December 2014 and the Singapore lease expires in July 2015. The lease in New York expires in April 2015. During the year ended December 31, 2013, the Company entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease term is expected to begin in August 2014 and expire in October 2022. The execution of this lease did not result in any material impact to the financial statements for the three month period ended March 31, 2014.
Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments related to these leases as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014 (remaining)	1,087
2015	1,974
2016	1,934
2017	2,012
2018	2,012
Thereafter	8,150
Total	$17,169
Legal Proceedings

In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against the Company alleging that the OmniPod System infringes three of its patents. BD subsequently withdrew its claims with respect to one of those patents. With respect to the remaining two patents, which expired on March 9, 2014, BD seeks a declaration that the Company has infringed certain claims of those patents and an award for monetary damages based upon a reasonable royalty. The Company believes that the OmniPod System does not infringe these patents. The case is expected to go to trial in the summer of 2014. The Company expects that this litigation will not have a material adverse impact on its financial position or results of operations. The Company believes it has meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. The Company does not believe it has any material financial exposure at March 31, 2014.

In October 2013, the Company received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. The Company responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In light of the preliminary nature of this matter, the Company is unable to reasonably assess its ultimate outcome. However, the Company does not believe it has any material financial exposure at March 31, 2014.
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
At March 31, 2014, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, the Company has been indemnified by the former stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. The Company has recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.
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
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended March 31, 2014 and 2013 was $4.4 million and $3.0 million, respectively, and was calculated based on awards ultimately expected to vest. At March 31, 2014, the Company had $35.8 million of total unrecognized compensation expense related to stock options and restricted stock units.
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

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2013	1,828,613	$16.46
Granted	163,500	44.61
Exercised	(266,531)	13.46	$7,673	(1)
Canceled	(3,500)	23.27
Balance, March 31, 2014	1,722,082	$19.59	$47,929
Vested, March 31, 2014	959,139	$14.12	$31,936	(2)
Vested and expected to vest, March 31, 2014 (3)	1,439,049		$41,625	(2)

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of March 31, 2014 and the exercise price of the underlying options.

(3)
Represents the number of vested options as of March 31, 2014, plus the number of unvested options expected to vest as of March 31, 2014, based on the unvested options outstanding as of March 31, 2014, adjusted for the estimated forfeiture rate of 16%.

At March 31, 2014 there were 1,722,082 options outstanding with a weighted average exercise price of $19.59 per share and a weighted average remaining contractual life of 6.9 years. At March 31, 2014 there were 959,139 options exercisable with a weighted average exercise price of $14.12 per share and a weighted average remaining contractual life of 5.6 years.
Employee stock-based compensation expense related to stock options recognized in the three month periods ended March 31, 2014 and 2013 was $1.6 million and $1.2 million, respectively, and was based on awards ultimately expected to vest. At March 31, 2014, the Company had $10.8 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of March 31, 2014 and 2013 the Company had no shares contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2014 and 2013, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the three months ended March 31, 2014, the Company awarded 231,200 restricted stock units to certain employees and directors, which include awards with performance conditions. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. The Company granted 34,500 restricted stock units during the quarter which contain performance conditions, as well as service-based vesting requirements. If the performance conditions are achieved, these restricted stock units vest over a three year period. The number of performance-based restricted stock units expected to vest from the 2014 grant may vary based on the Company’s quarterly evaluation of the probability of the performance criteria being achieved. The 34,500 performance-based restricted stock units are currently expected to be earned based on the Company’s evaluation of the performance criteria at March 31, 2014. The restricted stock units granted have a weighted average fair value of $46.05 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the three months ended March 31, 2014 were valued at approximately $10.6 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $2.8 million and $1.8 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the three months ended March 31, 2014 and 2013, respectively. Approximately $25.0 million of the fair value of the restricted stock units remained unrecognized as of March 31, 2014 and will be recognized over a weighted average period of 1.5 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2013	1,011,893	$22.11
Granted	231,200	46.05
Vested	(207,566)	21.17
Forfeited	(10,832)	21.52
Balance, March 31, 2014	1,024,695	$27.71

13. Income Taxes
The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reversed. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At March 31, 2014 and December 31, 2013, the Company provided a valuation allowance for the full amount of its net deferred tax asset because realization of any future tax benefit was not sufficiently assured.

Income tax expense consists of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Current	$31	$103
Deferred	34	28
Total	$65	$131
In the three months ended March 31, 2014 and 2013, the current portion of income tax expense primarily relates to state, local and foreign taxes and the deferred portion primarily relates to federal and state tax amounts.
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
The Company had no unrecognized tax benefits at March 31, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on the OmniPod System; our ability to reduce production costs and increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform laws; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent; failure to retain supplier pricing discounts and achieve satisfactory gross margins; failure to retain key supplier and payor partners; international business risks; our inability to secure or retain adequate coverage or reimbursement for the OmniPod System by third-party payors and potential adverse changes in reimbursement rates or policies relating to the OmniPod; failure to retain key payor partners and their members; failure to retain and manage successfully our Medicare and Medicaid business; potential adverse effects resulting from competition with competitors; technological change and product innovation adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System or our inability to enter into new license agreements; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure of our contract manufacturers or component suppliers to comply with the FDA’s quality system regulations; the potential violation of federal or state laws prohibiting “kickbacks” or protecting the confidentiality of patient health information, or any challenge to or investigation into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates of our customer base; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the OmniPod System; the concentration of substantially all of our operations at a single location in China and substantially all of our inventory at a single location in Massachusetts; our ability to attract and retain personnel; our ability to manage our growth; fluctuations in quarterly results of operations; risks associated with potential future acquisitions or investments in new businesses; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal control over financial reporting; the volatility of our common stock; risks related to future sales of our common stock or the conversion of any of our 3.75% Convertible Senior Notes; potential limitations on our ability to use our net operating loss carryforwards; anti-takeover provisions in our organizational documents; and other risks and uncertainties described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 28, 2014 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

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
We began commercial sale of the OmniPod System in the United States in October 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available internationally through our partnerships with Ypsomed Distribution AG (“Ypsomed”) and GlaxoSmithKline (“GSK”). In August 2011, we received CE Mark approval, and in December 2012 we received 510(k) clearance from the FDA for our new OmniPod System. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original version, while maintaining the same features and operating capabilities. We began selling our new OmniPod System in 2013.
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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $69.2 million and $57.4 million for the three months ended March 31, 2014 and 2013, respectively.
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
Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2014, we incurred net losses of $6.1 million. As of March 31, 2014, we had an accumulated deficit of $532.7 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of March 31, 2014, we had $143.8 million of convertible debt outstanding which matures in June 2016.
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the coming months of 2014 will be focused primarily on the expansion of our customer base in the United States and internationally. Achieving this objective is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve our objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
At March 31, 2014, we had cash and cash equivalents totaling $145.6 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.

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
In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we were required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced amounts based upon meeting certain deliverable milestones. Revenue from the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments was recognized as a change in estimate using the cumulative catch-up method. As of December 31, 2013, we met all required deliverables under the Development Agreement.
As of March 31, 2014 and December 31, 2013, we had deferred revenue of $0.6 million and $0.9 million, respectively. These amounts mainly include product-related revenue.
For the year ending December 31, 2014 we expect our revenue to continue to increase as we gain new customers in the United States and continue expansion in Europe, Canada and certain other international markets. Increased revenue will be dependent upon the success of our sales efforts, our ability to produce our new OmniPods in sufficient volumes as our patient base grows, and other risks and uncertainties.
Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight, depreciation and other costs related to the OmniPod System as well as the cost of products we acquire from third party suppliers. Cost of revenue will continue to increase in line with an increase in revenue.
Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2014, we expect overall research and development spending to increase from our 2013 spend as we increase our development efforts on our on-going projects including continued improvements to the manufacturing process of the OmniPod System, the integration of our OmniPod System with the LifeScan OneTouch blood glucose monitoring technology, the incorporation of continuous sensing technology into the OmniPod, the development of a new PDM, the development of a Type 2 pump with Eli Lilly and Company ("Lilly") and the ability to use our technology as a delivery platform for other pharmaceuticals.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the year ending December 31, 2014, we expect general and administrative expenses to decrease as compared to 2013 as we incurred significant one-time costs related to the transition to the new OmniPod System and the resolution of our outstanding litigation with Medtronic Minimed Inc. in the year ended December 31, 2013.
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

Results of Operations
The following table presents certain statement of operations information for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	% Change
	(In thousands)
Revenue	$69,161	$57,356	21%
Cost of revenue	36,353	32,201	13%
Gross profit	32,808	25,155	30%
Operating expenses:
Research and development	6,779	4,396	54%
General and administrative	14,259	13,094	9%
Sales and marketing	13,656	13,871	2%
Total operating expenses	34,694	31,361	11%
Operating loss	(1,886)	(6,206)	70%
Other expense, net	(4,193)	(4,328)	3%
Income tax expense	(65)	(131)	50%
Net loss	$(6,144)	$(10,665)	42%
Comparison of the Three Months Ended March 31, 2014 and 2013
Revenue
Our total revenue was $69.2 million and $57.4 million for the three months ended March 31, 2014 and 2013, respectively. The $11.8 million increase is largely due to continued adoption of the OmniPod System by patients in the United States and internationally. This increase was offset by a reduction in revenue related to certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries that we no longer are eligible to service under the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program, which took effect on July 1, 2013.

Cost of Revenue
Cost of revenue was $36.4 million and $32.2 million for the three months ended March 31, 2014 and 2013, respectively. The $4.2 million increase is due to higher sales volumes in the United States and internationally. The increase was partially offset by lower per-unit costs of the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by increased production volumes.
Research and Development
Research and development expenses increased $2.4 million, or 54%, to $6.8 million for the three months ended March 31, 2014, compared to $4.4 million for the same period in 2013. The increase was primarily a result of a $1.9 million increase in employee related expenses, mainly comprised of the addition of employees and stock-based compensation as our stock price rises. Additionally, we incurred a $0.4 million increase in supplies and consumables used in development efforts as we continued to advance a number of research and development projects in the first quarter of 2014.
General and Administrative
General and administrative expenses increased $1.2 million, or 9%, to $14.3 million for the three months ended March 31, 2014, compared to $13.1 million for the same period in 2013. This increase was primarily the result of an increase of $1.0 million in legal expenses, an increase of $0.6 million in employee related expenses including stock-based compensation. These increases were partially offset by a decrease of $0.3 million in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes.

Sales and Marketing
Sales and marketing expenses decreased $0.2 million, or 2%, to $13.7 million for the three months ended March 31, 2014, compared to $13.9 million for the same period in 2013. This decrease was primarily a result of a $0.3 million decrease in employee related costs compared to the prior year. Employee related costs are anticipated to increase throughout 2014 as we expand our commercial team.
Other Expense, Net
Other expense, net was $4.2 million for the three months ended March 31, 2014 compared to $4.3 million for the same period in 2013. In the three months ended March 31, 2014, other expense, net primarily consisted of non-cash interest expense of $2.8 million related to the 3.75% Notes. This expense was offset by $0.2 million of other income representing the change in the fair value of the call feature related to the $59.5 million of modified 3.75% Notes. In the three months ended March 31, 2013, other expense, net primarily consisted of cash and non-cash interest expense on the 5.375% Notes and the 3.75% Notes based on their effective interest rates.
Income Tax Expense
Income tax expense was $0.1 million for the three months ended March 31, 2014 and 2013. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state, local and foreign taxes and the deferred portion primarily related to federal and state tax amounts.

Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt.
For the quarter ending June 30, 2014, the 3.75% Notes are convertible at the option of the holder since the last reported sales price per share of our common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on March 31, 2014. If the holder elects to convert its 3.75% Notes we have the ability the right to effect such conversion using cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount.
As of March 31, 2014, we had $145.6 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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
In November 2013, we issued 47,392 shares of our common stock as a result of the exercise of warrants.
Debt
We had outstanding debt and related financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2014	December 31, 2013
Principal amount of the 3.75% Convertible Senior Notes	$143,750	$143,750
Unamortized discount	(27,473)	(30,099)
Total debt	$116,277	$113,651
Deferred financing costs	$1,268	$1,414

In June 2013, we repaid all amounts related to the 5.375% Notes (as defined below).
Interest and other expense related to the 5.375% Senior Notes (as defined below) and the 3.75% Senior Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Contractual coupon interest	$1,348	$1,549
Accretion of debt discount	2,625	2,760
Amortization of debt issuance costs	146	148
Total interest and other expense	$4,119	$4,457

5.375% Convertible Senior Notes
In June 2008, we sold $85.0 million in principal amount of 5.375% Convertible Senior Notes due June 15, 2013 (the “5.375% Notes”). The interest rate on the notes was 5.375% per annum on the principal amount from June 16, 2008, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 5.375% Notes were convertible into our common stock at an initial conversion rate of 46.8467 shares of common stock per $1,000 principal amount of the 5.375% Notes. The 5.375% Notes were convertible for cash up to their principal amount and shares of our common stock for the remainder of the conversion value in excess of the principal amount.
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
No cash interest expense was recorded related to the 5.375% Notes in the three month period ended March 31, 2014. Cash interest expense related to the 5.375% Notes was $0.2 million in the three month period ended March 31, 2013.
As of March 31, 2014 the 5.375% Notes were repaid in full and no amounts remain outstanding related to the 5.375% Notes.
3.75% Convertible Senior Notes
In June 2011, we sold $143.8 million in principal amount of the 3.75% Notes. The interest rate on the notes is 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes are convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share, subject to adjustment under certain circumstances. The 3.75% Notes are convertible prior to March 15, 2016 only upon the occurrence of certain circumstances. For the quarter ending June 30, 2014, the 3.75% Notes are convertible at the option of the holder since the last reported sales price per share of our common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on March 31, 2014. If the holder elects to convert its 3.75% Notes we have the right to effect such conversion by using cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount. On and after March 15, 2016 and prior to the close of business on the second scheduled trading day immediately preceding the final maturity date of the 3.75% Notes, the notes may be converted without regard to the sale price condition. The 3.75% Notes and any unpaid interest will be convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock for the principal amount.
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

We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of each of these embedded derivatives at each balance sheet date. We separately accounted for the call feature related to the possibility that we can redeem the 3.75% Notes, at our option, beginning June 20, 2014, for the modified portion of the 3.75% Notes. We determined that the fair value of this feature was approximately $1.6 million and $1.4 million at March 31, 2014 and December 31, 2013, respectively, and included these amounts in current other assets on our balance sheet. We determined that the remaining derivatives had de minimus value at the balance sheet dates.
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
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $1.3 million in each of the three month periods ended March 31, 2014 and 2013.

As of March 31, 2014, we included $116.3 million on our balance sheet in long-term debt related to the 3.75% Notes. As such instruments are convertible into our stock and we do not plan to use working capital to satisfy the obligation, the 3.75% Notes remain classified as long-term. As of March 31, 2014, the 3.75% Notes have a remaining term of 2.25 years.
Capital Leases
In the year ended December 31, 2013, we acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases will be repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the year ended December 31, 2013, we recorded a $2.5 million charge to expense the value of certain equipment as it was no longer expected to be used in our manufacturing process. The remaining underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on our balance sheet as of March 31, 2014.
At March 31, 2014, $2.8 million was included in current liabilities and $4.7 million was included in long-term liabilities on our balance sheet related to these capital leases. The aggregate future minimum lease payments related to these capital leases as of March 31, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014 (remaining)	2,861
2015	3,815
2016	2,409
Total future minimum lease payments	$9,085
Interest expense	(1,676)
Total capital lease obligations	$7,409

We recorded $0.3 million of interest expense on the capital leases in the three months ended March 31, 2014.
Operating Activities
The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash used in operating activities	$(1,017)	$(1,200)
Net loss	$(6,144)	$(10,665)
In the three months ended March 31, 2014 and 2013, the net cash used in operating activities was attributable primarily to the growth of our operations after adjustments for non-cash expenses. Adjustments for non-cash items were approximately $10.8 million and $10.1 million in the three months ended March 31, 2014 and 2013, respectively. Non-cash items mainly consist of depreciation and amortization, stock-based compensation, and non-cash interest and other expense.
Uses of cash from operations in the three months ended March 31, 2014 included an increase in accounts receivable of $4.5 million, an increase in inventories of $1.0 million, an increase in prepaid expenses and other assets of $0.9 million and a decrease of $0.3 million in deferred revenue. The increase in accounts receivable largely relates to the timing of shipments to customers and overall expansion of our customer base. The increase in inventories is largely related to the scale up of our manufacturing operations as we continue to expand our customer base. The decrease in deferred revenues relates to the recognition of revenue billed in prior periods as we meet the revenue recognition criteria. Uses of cash from operations in the three months ended March 31, 2013 include an decrease in deferred revenue of $3.8 million, an increase of $1.9 million in prepaids and other assets and a decrease of $1.8 million in accounts payable, accrued expenses, and other current liabilities. These uses of cash were partially offset by a $5.7 million decrease inventory.

Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by (used in) financing activities for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash used in investing activities	$(2,157)	$(1,069)
Cash provided by (used in) financing activities	$(939)	$93,041
Cash used in investing activities in the three months ended March 31, 2014 and 2013 was primarily for the purchase of manufacturing equipment for use in the production of our new OmniPod System.
Cash used in financing activities in the three months ended March 31, 2014 was mainly related to the net proceeds from the issuance of common stock related to exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period. Cash provided by financing activities in the three months ended March 31, 2013 mainly related to net proceeds from the issuance of common stock in connection with the public offering as well as exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period.
Commitments and Contingencies
We lease facilities in Massachusetts, New York, Florida, and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. The leases in Bedford and Billerica, Massachusetts expire in September 2014. The leases for Bedford contain a five-year renewal option and escalating payments over the life of the leases. During the year ended December 31, 2013, we extended the term of our lease related to Woburn, Massachusetts, Florida, and Singapore locations. Following the extension, both the Woburn, Massachusetts and Florida lease expire in December 2014 and the Singapore lease expires in July 2015. The lease in New York expires in April 2015. During the year ended December 31, 2013, we entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease term is expected to begin in August 2014 and expire in October 2022. The execution of this lease did not result in any material impact to the financial statements for the three month period ended March 31, 2014.
Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.
The following table summarizes our principal obligations as of March 31, 2014 (in thousands):

	Payments Due in
Contractual Obligations	Total	2014 Remaining	2015	2016	2017	2018	Later
Operating lease obligations	$17,169	$1,087	$1,974	$1,934	$2,012	$2,012	$8,150
Debt obligations (1)	155,655	4,043	5,391	146,221	—	—	—
Capital lease obligations (2)	9,085	2,861	3,815	2,409	—	—	—
Total contractual obligations	$181,909	$7,991	$11,180	$150,564	$2,012	$2,012	$8,150

(1)	The interest rate on the convertible debt is 3.75% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 17%. We have included future payments of interest on the capital leases in our obligations.
At March 31, 2014, we are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. Under the Merger Agreement, we have been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. We have recorded a contingent liability in current liabilities and a corresponding indemnification asset in current assets related to the estimated sales tax payable to the state of Massachusetts for the period under audit.
Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of March 31, 2014, we had outstanding debt recorded on our consolidated balance sheet of $143.8 million related to our 3.75% Notes and $7.4 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2014, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
In August 2010, Becton, Dickinson and Company (“BD”) filed a lawsuit in the United States District Court in the State of New Jersey against us alleging that the OmniPod System infringes three of its patents. BD subsequently withdrew its claims with respect to one of those patents. With respect to the remaining two patents, which expired on March 9, 2014, BD seeks a declaration that we have infringed certain claims on those patents and an award for monetary damages based upon a reasonable royalty. We believe that the OmniPod System does not infringe these patents. The case is currently schedule to go to trial in the summer of 2014. We do not expect this litigation to have a material adverse impact on our financial position or results of operations. We believe we have meritorious defenses to this lawsuit; however, litigation is inherently uncertain and there can be no assurance as to the ultimate outcome or effect of this action. We do not believe we have any material financial exposure at March 31, 2014.
In October 2013, we received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. We responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In light of the preliminary nature of this matter, we are unable to reasonably assess its ultimate outcome. However, we do not believe we have any material financial exposure at March 31, 2014.
We are, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although we are unable to quantify the exact financial impact of any of these matters, we believe that none of these currently pending matters will have an outcome material to our financial condition or business.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

101§	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and March 31, 2013 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: May 7, 2014	/s/ Duane DeSisto
Duane DeSisto
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2014	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)