Form 10-Q
period 2014-09-30
INSULET CORP
filed 2014-11-05
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
_____________________________________________________
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)
_____________________________________________________

Delaware	04-3523891
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Technology Park Drive, Suite 200 Billerica, Massachusetts	01821
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (978) 600-7000
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
As of October 31, 2014, the registrant had 56,081,464 shares of common stock outstanding.

INSULET CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of September 30, 2014	As of December 31, 2013
	(Unaudited) (In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$146,372	$149,727
Accounts receivable, net	47,145	33,067
Inventories	9,662	9,464
Prepaid expenses and other current assets	3,434	5,940
Total current assets	206,613	198,198
Property and equipment, net	36,582	32,356
Intangible assets, net	14,973	18,040
Goodwill	37,536	37,536
Other assets	5,493	1,825
Total assets	$301,197	$287,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,726	$19,359
Accrued expenses and other current liabilities	25,214	19,478
Deferred revenue	834	900
Current portion of capital lease obligations	3,990	2,637
Total current liabilities	47,764	42,374
Capital lease obligations	3,095	5,390
Long-term debt	167,418	113,651
Other long-term liabilities	2,580	1,943
Total liabilities	220,857	163,358
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2014 and December 31, 2013. Issued and outstanding: zero shares at September 30, 2014 and December 31, 2013.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2014 and December 31, 2013. Issued and outstanding: 56,040,361 and 54,870,424 shares at September 30, 2014 and December 31, 2013, respectively.	56	55
Additional paid-in capital	652,909	651,067
Accumulated deficit	(572,625)	(526,525)
Total stockholders’ equity	80,340	124,597
Total liabilities and stockholders’ equity	$301,197	$287,955
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited) (In thousands, except share and per share data)
Revenue	$74,985	$61,103	$216,159	$178,551
Cost of revenue	36,943	33,708	109,544	99,168
Gross profit	38,042	27,395	106,615	79,383
Operating expenses:
Research and development	7,158	5,771	20,614	15,341
General and administrative	18,890	23,530	52,661	50,525
Sales and marketing	14,870	15,407	43,382	42,858
Total operating expenses	40,918	44,708	116,657	108,724
Operating loss	(2,876)	(17,313)	(10,042)	(29,341)
Interest income	32	27	92	91
Interest expense	(3,043)	(3,999)	(11,507)	(12,645)
Other expense, net	(677)	—	(1,302)	—
Loss on extinguishment of long-term debt	(4,260)	—	(23,203)	(325)
Interest and other expense, net	(7,948)	(3,972)	(35,920)	(12,879)
Loss before income taxes	(10,824)	(21,285)	(45,962)	(42,220)
Income tax expense	(21)	(5)	(138)	(254)
Net loss	$(10,845)	$(21,290)	$(46,100)	$(42,474)
Net loss per share basic and diluted	$(0.19)	$(0.39)	$(0.83)	$(0.79)
Weighted-average number of shares used in calculating net loss per share	55,819,242	54,458,364	55,447,414	53,786,974

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(46,100)	$(42,474)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	9,168	8,859
Non-cash interest and other expense	8,397	8,401
Stock-based compensation expense	18,247	9,800
Loss on extinguishment of debt	23,203	325
Provision for bad debts	2,669	3,942
Impairment and other charges	—	2,511
Changes in operating assets and liabilities:
Accounts receivable	(16,747)	(5,113)
Inventories	(198)	9,472
Deferred revenue	(66)	(4,878)
Prepaid expenses and other assets	1,242	(1,401)
Accounts payable, accrued expenses and other current liabilities	3,861	16,722
Other long-term liabilities	637	700
Net cash provided by operating activities	4,313	6,866
Cash flows from investing activities
Purchases of property and equipment	(8,853)	(4,517)
Net cash used in investing activities	(8,853)	(4,517)
Cash flows from financing activities
Principal payments of capital lease obligations	(2,174)	(336)
Proceeds from issuance of long-term debt, net of issuance costs	194,576	—
Repayment of long-term debt	(189,521)	(2,000)
Proceeds from issuance of common stock, net of offering costs	6,877	99,164
Payment of withholding taxes in connection with vesting of restricted stock units	(8,573)	(2,565)
Net cash provided by financing activities	1,185	94,263
Net increase (decrease) in cash and cash equivalents	(3,355)	96,612
Cash and cash equivalents, beginning of period	149,727	57,293
Cash and cash equivalents, end of period	$146,372	$153,905
Non-cash investing and financing activities
Allocation to equity for conversion feature for the 2% Notes	$35,638	$—
Common stock issued in exchange for 5.375% Convertible Senior Notes	$—	$13,000
Common stock issued in exchange for 3.75% Convertible Senior Notes	$12,564	$—
Purchases of property and equipment under capital lease	$1,474	$9,021

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014, or for any other subsequent interim period.
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
ASC 820 also describes three levels of inputs that may be used to measure the fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The only assets and liabilities subject to fair value measurement standards at September 30, 2014 and December 31, 2013 are cash equivalents, consisting of money market accounts, and long-term debt which are both based on Level 1 inputs. In addition, the June 2014 call feature of the modified portion of the 3.75% Notes (as defined below) was subject to fair value measurement standards at December 31, 2013 based on Level 3 inputs.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market accounts and are carried at cost which approximates their fair value. Outstanding letters of credit, principally related to security deposits were $1.3 million and $0.1 million as of September 30, 2014 and December 31, 2013, respectively.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of September 30, 2014 and December 31, 2013. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for potential impairment based on quantities on hand and expectations of future use.

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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, the Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the nine months ended September 30, 2014.
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
The Company deferred revenue of $0.8 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively. The deferred revenue recorded at September 30, 2014 was mainly comprised of product-related revenue.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two accredited financial institutions.
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of September 30, 2014 and December 31, 2013, approximately 26% and 36%, respectively, of the combined balance of accounts payable, accrued expenses, and other current liabilities, related to amounts owed to this vendor.
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
The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on the accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense. Interest and penalties were immaterial to the consolidated financial statements in the three and nine months ended September 30, 2014 and 2013.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state returns are currently open to examination for tax years 2011 through 2013 and 2010 through 2013, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.

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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
Fair value under ASC 820 is principally applied to financial assets. The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$123,140	$123,140	$—	$—
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

Other Asset

At December 31, 2013, the Company's financial assets included a call feature on the outstanding principal amount of the modified portion of the 3.75% Notes which was valued using Level 3 inputs. The Company extinguished a portion of the principal amount of the 3.75% in June 2014 and the remaining principal amount of the 3.75% Notes in July 2014. The change in the fair value of the call feature was recorded as other expense. The valuation of this feature was measured at fair value using a trinomial lattice model which incorporates the terms and conditions of the modified portion of the 3.75% Notes and estimates the fair value based on changes in the price of the underlying equity over successive periods of time. This lattice model is considered to be a single-factor model, in that it solely incorporates uncertainty related to the Company’s stock price and values the option to convert the note into common stock using a trinomial structure. The $0.8 million and $1.4 million decrease in the valuation of this feature in the three and nine months ended September 30, 2014, respectively, was a result of the extinguishment of the outstanding principal amount of the 3.75% Notes and recorded as other expense. The call feature had no value at September 30, 2014 as there was no principal amount of the 3.75% Notes outstanding.

The key assumptions used in the lattice model valuation for the call feature were as follows:

As of
December 31, 2013
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
The carrying amounts and the estimated fair values of financial instruments as of September 30, 2014 and December 31, 2013, are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Debt	$167,418	$214,915	$113,651	$211,370
The carrying value of the 3.75% Notes at December 31, 2013 included a debt discount of $30.1 million which was being amortized as non-cash interest expense over the term of the 3.75% Notes. The Company extinguished the principal amount of the 3.75% Notes and issued $201.3 million in principal amount of 2% Notes (as defined below) in the nine months ended September 30, 2014. The carrying value of the 2% Notes at September 30, 2014 includes a debt discount of $33.8 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The increase in the estimated fair values of these liabilities from December 31, 2013 to September 30, 2014 represents the extinguishment of the 3.75% Notes and issuance of the 2% Notes as well as the impact of the quoted bond prices at those dates.

4. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	September 30, 2014	December 31, 2013
Principal amount of the 3.75% Convertible Senior Notes	$—	$143,750
Principal amount of the 2% Convertible Senior Notes	201,250	—
Unamortized debt discount	(33,832)	(30,099)
Long-term debt	$167,418	$113,651
Deferred financing costs	$5,168	$1,414

Interest expense related to the 5.375% Notes (as defined below), the 3.75% Notes and the 2% Notes was included in interest expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest	$962	$1,347	$3,583	$4,356
Accretion of debt discount	1,548	2,447	6,431	7,958
Amortization of debt issuance costs	277	146	615	443
Loss on extinguishment of long-term debt	4,260	—	23,203	325
Total interest and other expense	$7,047	$3,940	$33,832	$13,082

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
No cash interest expense was recorded related to the 5.375% Notes in the three and nine month periods ended September 30, 2014. There was no cash interest expense related to the 5.375% Notes in the three months ended September 30, 2013. Cash interest expense related to the 5.375% Notes was $0.3 million in the nine months ended September 30, 2013.
As of September 30, 2014, no amounts remain outstanding related to the 5.375% Notes.

3.75% Convertible Senior Notes
In June 2011, the Company sold $143.8 million in principal amount of the 3.75% Notes. The interest rate on the notes was 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes were convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which was equivalent to a conversion price of approximately $26.20 per share.
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
Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The debt discount of $25.8 million related to the modified portion of the 3.75% Notes was being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which was recorded as interest expense at the time of the modification.
Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt borrowing rate of 12.4% per annum. This debt discount was being amortized as non-cash interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million was reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was being amortized as non-cash interest expense over the five year term of the 3.75% Notes.
In June 2014, in connection with the issuance of $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the “2% Notes”), the Company repurchased approximately $114.9 million in principal amount of the 3.75% Notes for $160.7 million, a premium of $45.8 million over the principal amount. Investors that held approximately $80.0 million of 3.75% Notes purchased approximately $98.2 million in principal amount of the 2% Notes. The repurchase of the 3.75% Notes was treated as an extinguishment of debt since the fair value of the conversion feature changed by more than 10%. The extinguishment of the 3.75% Notes was accounted for separately from the issuance of the 2% Notes. The $160.7 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. The Company allocated $112.4 million of the payment to the debt and $48.3 million to equity. A loss on extinguishment of debt of $18.9 million, representing the excess of the $112.4 million allocated to the debt over its carrying value, net of deferred financing costs, was recorded in connection with the repurchase.
The 3.75% Notes were convertible at the option of the holder during the quarter ended June 30, 2014 since the last reported sales price per share of the Company's common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on March 31, 2014. The 3.75% Notes and any unpaid interest were convertible at the Company’s option for cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock.
Beginning on June 20, 2014, the Company had the right to redeem the 3.75% Notes, at its option, in whole or in part, if the last reported sale price per share of the Company’s common stock was at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. In June 2014, the Company met the redemption requirements and notified holders of its intent to redeem the outstanding $28.8 million in principal amount of 3.75% Notes in July 2014. Prior to the redemption date, holders of $28.5 million in principal amount of 3.75% Notes notified the Company that they exercised their right to convert their outstanding 3.75% Notes. The Company settled this conversion of the 3.75% Notes in July 2014 by providing cash for the principal amount of the outstanding 3.75% Notes converted and issuing 348,535 shares of common stock for the conversion premium. The Company settled the redemption of the remaining $0.3 million in principal amount in exchange for a cash payment of $0.3 million representing principal and accrued and unpaid interest. The Company allocated $27.9 million of the total consideration paid to the debt and $0.9 million to equity. A loss on extinguishment of debt of $4.3 million, representing the excess of the $27.9 million allocated to the debt over its carrying value, net of deferred financing costs, was recorded in connection with the conversion.
No cash interest expense was recorded related to the 3.75% Notes in the three months ended September 30, 2014. Cash interest expense related to the outstanding 3.75% Notes was $1.3 million in the three months ended September 30, 2013.

Cash interest expense related to the 3.75% Notes was $2.4 million and $4.0 million in the nine month periods ended September 30, 2014 and 2013, respectively. No non-cash interest expense was recorded related to the 3.75% Notes in the three months ended September 30, 2014. Non-cash interest expense related to the 3.75% Notes was $2.6 million in the three months ended September 30, 2013. Non-cash interest expense related to the 3.75% Notes was $4.9 million and $8.1 million in the nine month periods ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, no amounts remain outstanding related to the 3.75% Notes.
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
Cash interest expense related to the 2% Notes was $1.0 million and $1.2 million in the three and nine month periods ended September 30, 2014, respectively. Non-cash interest expense related to the 2% Notes was $1.8 million and $2.1 million in the three and nine month periods ended September 30, 2014, respectively.
As of September 30, 2014, the Company included $167.4 million on its balance sheet in long-term debt related to the 2% Notes.

5. Capital Lease Obligations
In the year ended December 31, 2013, the Company acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases is being repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the year ended December 31, 2013, the Company recorded a $2.5 million charge to expense the value of certain equipment as it was no longer expected to be used in its manufacturing process. The remaining underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on the Company's balance sheet as of September 30, 2014. In the nine months ended September 30, 2014, the Company acquired an additional $1.5 million of manufacturing equipment under capital leases. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.3 million and $1.0 million in the three and nine months ended September 30, 2014, respectively. Amortization expense related to these capital leased assets was $0.3 million in the three and nine months ended September 30, 2013.
Assets held under capital leases consist of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Manufacturing equipment	$7,983	$6,510
Less: Accumulated amortization	(1,558)	(582)
Total	$6,425	$5,928

The aggregate future minimum lease payments related to these capital leases as of September 30, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014 (remaining)	$1,711
2015	4,068
2016	2,408
Total future minimum lease payments	$8,187
Interest expense	(1,102)
Total capital lease obligations	$7,085

The Company recorded $0.4 million and $1.0 million of interest expense on the capital leases in the three and nine months ended September 30, 2014, respectively. The Company recorded $0.1 million of interest expense on the capital leases in the three and nine months ended September 30, 2013.

6. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2014 and 2013, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive. Such potentially dilutive common share equivalents consist of the following:

	Three and Nine Months Ended September 30,
	2014	2013
3.75% Convertible Senior Notes	—	5,487,642
2.00% Convertible Senior Notes	4,327,257	—
Unvested restricted stock units	786,850	1,034,277
Outstanding options	1,549,211	2,130,560
Outstanding warrants	—	62,752
Total dilutive common shares	6,663,318	8,715,231

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
As of September 30, 2014 accounts receivable from two customers represented 18% and 14% of gross accounts receivable, respectively. As of December 31, 2013 accounts receivable from two customers represented approximately 12% and 10% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of
	September 30, 2014	December 31, 2013
Trade receivables	$53,567	$40,200
Allowance for doubtful accounts	(6,422)	(7,133)
Total accounts receivable	$47,145	$33,067

8. Inventories
Inventories consist of the following (in thousands):

	As of
	September 30, 2014	December 31, 2013
Raw materials	$634	$399
Work-in-process	—	1,671
Finished goods	9,028	7,394
Total inventories	$9,662	$9,464

9. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

	As of
	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$30,100	$(17,305)	$12,795	$30,100	$(14,378)	$15,722
Tradename	2,800	(622)	2,178	2,800	(482)	2,318
Total intangible assets	$32,900	$(17,927)	$14,973	$32,900	$(14,860)	$18,040
The Company recorded $32.9 million of other intangible assets in the year ended December 31, 2011 as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is 10 years and is amortizing the asset over that period using an estimated cash flow pattern. The Company determined that the useful life of the Neighborhood Diabetes tradename is 15 years and is amortizing the asset over that period on a straight-line basis. Amortization expense was approximately $0.9 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively. Amortization expense was approximately $3.1 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	Customer Relationships	Tradename	Total
2014 (remaining)	$863	$47	$910
2015	3,064	187	3,251
2016	2,478	187	2,665
2017	2,003	187	2,190
2018	1,619	187	1,806
Thereafter	2,768	1,383	4,151
Total	$12,795	$2,178	$14,973
As of September 30, 2014, the weighted average amortization period of the Company’s intangible assets is approximately 7 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at the beginning of the period	$2,505	$2,401	$3,090	$1,992
Warranty expense	596	1,110	1,139	2,771
Warranty claims settled	(566)	(702)	(1,694)	(1,954)
Balance at the end of the period	$2,535	$2,809	$2,535	$2,809

	As of
	September 30, 2014	December 31, 2013
Composition of balance:
Short-term	$977	$1,173
Long-term	1,558	1,917
	$2,535	$3,090

11. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. During the year ended December 31, 2013, the Company entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. Also during the year ended December 31, 2013, the Company extended the leases related to its Woburn, Massachusetts, Florida, and Singapore locations. Following the extensions, both the Woburn, Massachusetts and Florida leases expire in December 2014, and the Singapore lease expires in July 2015. The lease in New York expires in April 2015. During the nine months ended September 30, 2014, the Company amended its existing lease for warehouse space in Billerica, Massachusetts. In addition to extending the term, the Company increased the approximate square footage under the lease. Following the amendment, the lease now expires in September 2019.
Certain of the Company’s operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities in the accompanying consolidated balance sheet. The aggregate future minimum lease payments related to these leases as of September 30, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014 (remaining)	$297
2015	2,096
2016	2,057
2017	2,139
2018	2,144
Thereafter	8,249
Total	$16,982

Legal Proceedings

In June 2014, the Company entered into a Settlement and License Agreement (the "Settlement Agreement") with Becton, Dickinson and Company (“BD”) resolving the lawsuit filed by BD against the Company in the United States District Court for the District of New Jersey alleging that the OmniPod System infringes two of its patents. The Settlement Agreement provides for a one-time cash payment by the Company to BD and a cross-license of certain patent claims. The Company has recorded approximately $7.0 million of expense related to the one-time cash payment and associated legal fees in connection with the lawsuit. The lawsuit was dismissed with prejudice on July 15, 2014.

In October 2013, the Company received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. The Company responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. At September 30, 2014 the Company has recorded a liability to estimate its potential settlement of this matter.
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
At September 30, 2014, the Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. At September 30, 2014, the Company has recorded a liability related to the assessment by the Massachusetts Department of Revenue. The Company continues to appeal the assessment.
Under the Merger Agreement with Neighborhood Diabetes, the Company has been indemnified by the former stockholders of Neighborhood Diabetes for any liability resulting from or related to certain matters attributable to pre-acquisition periods. In August 2014, the Company entered into a Settlement Agreement with the former stockholders of Neighborhood Diabetes related to certain indemnified items. Amounts received by the Company under the Settlement Agreement were recorded as an offset to expenses in the three and nine months ended September 30, 2014.
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
In July 2014, in connection with the extinguishment of $28.5 million in principal amount of 3.75% Notes, the Company issued 348,535 shares of its common stock to the holders representing the conversion premium.
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended September 30, 2014 and 2013 was $9.6 million and $3.0 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the nine month periods ended September 30,

2014 and 2013 was $18.2 million and $9.8 million, respectively, and was calculated based on awards ultimately expected to vest. In connection with the retirement of one of the Company's executives, the Company accelerated the vesting of options to purchase 83,875 shares of common stock and 164,000 restricted stock units previously granted to the executive. The accelerated vesting resulted in a modification of the original awards and resulted in a charge of $5.2 million of stock compensation expense recorded in the three and nine month periods ended September 30, 2014.
At September 30, 2014, the Company had $27.7 million of total unrecognized compensation expense related to stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008 and May 2012 to provide for the issuance of additional shares and to amend certain other provisions. As of September 30, 2014, 2,538,436 shares remain available for future issuance under the 2007 Plan.

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2013	1,828,613	$16.46
Granted	259,920	42.11
Exercised	(506,757)	13.16	$13,877	(1)
Canceled	(32,565)	27.43
Balance, September 30, 2014	1,549,211	$21.62	$25,055
Vested, September 30, 2014	979,868	$16.96	$19,801	(2)
Vested and expected to vest, September 30, 2014 (3)	1,448,611		$24,393	(2)

(1)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the fair market value of the Company’s common stock as of September 30, 2014 and the exercise price of the underlying options.

(3)
Represents the number of vested options as of September 30, 2014, plus the number of unvested options expected to vest as of September 30, 2014, based on the unvested options outstanding as of September 30, 2014, adjusted for the estimated forfeiture rate of 16%.

At September 30, 2014 there were 1,549,211 options outstanding with a weighted average exercise price of $21.62 per share and a weighted average remaining contractual life of 6.0 years. At September 30, 2014 there were 979,868 options exercisable with a weighted average exercise price of $16.96 per share and a weighted average remaining contractual life of 4.6 years.
Employee stock-based compensation expense related to stock options in the three month periods ended September 30, 2014 and 2013 was $2.3 million and $1.1 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options in the nine month periods ended September 30, 2014 and 2013 was $5.2 million and $3.6 million, respectively, and was based on awards ultimately expected to vest. At September 30, 2014, the Company had $8.3 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of September 30, 2014 and 2013 the Company had no shares contingently issued under the employee stock purchase plan (“ESPP”), respectively. In the three and nine months ended September 30, 2014 and 2013, the Company recorded no significant stock-based compensation charges related to the ESPP.

Restricted Stock Units
In the nine months ended September 30, 2014, the Company awarded 325,956 restricted stock units to certain employees and directors, which include 34,500 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. For performance-based restricted stock units, if the performance conditions are achieved, these restricted stock units will then be subject to service-based vesting requirements over a three year period. The number of performance-based restricted stock units granted during the nine months ended September 30, 2014 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company does not expect that any of the performance-based restricted stock units granted during the first nine months of 2014 will be earned based on its evaluation of the performance criteria at September 30, 2014. Accordingly, the Company recorded an adjustment of $0.3 million to reduce stock compensation expense in the three and nine month periods ended September 30, 2014 to reflect this expectation. The restricted stock units granted have a weighted average fair value of $43.84 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the nine months ended September 30, 2014 were valued at approximately $14.3 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $7.3 million and $1.9 million of stock compensation expense related to the vesting of restricted stock units was recognized in the three months ended September 30, 2014 and 2013, respectively. Approximately $13.0 million and $6.2 million of stock compensation expense related to the vesting of restricted stock units was recognized in the nine months ended September 30, 2014 and 2013, respectively. Approximately $19.4 million of the fair value of the restricted stock units remained unrecognized as of September 30, 2014 and will be recognized over a weighted average period of 1.3 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2013	1,011,893	$22.11
Granted	325,956	43.84
Vested	(516,590)	25.81
Forfeited	(34,409)	24.55
Balance, September 30, 2014	786,850	$30.68

13. Income Taxes
The Company accounts for income taxes under ASC 740-10. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At September 30, 2014 and December 31, 2013, the Company provided a valuation allowance for the full amount of its net deferred tax asset because realization of any future tax benefit was not sufficiently assured.
Income tax expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current	$6	$(20)	$59	$171
Deferred	15	25	79	83
Total	$21	$5	$138	$254
In the three and nine months ended September 30, 2014 and 2013, the current portion of income tax expense primarily relates to state, local and foreign taxes, and the deferred portion primarily relates to federal and state tax amounts.
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
The Company had no unrecognized tax benefits at September 30, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: risks associated with our dependence on our principal product, the OmniPod System; our ability to reduce production costs and increase customer orders and manufacturing volumes; adverse changes in general economic conditions; impact of healthcare reform laws; our inability to raise additional funds in the future on acceptable terms or at all; potential supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent; the potential establishment of a competitive bid program; failure to retain supplier pricing discounts and achieve satisfactory gross margins; failure to retain key supplier and payor partners; international business risks; our inability to secure and retain adequate coverage or reimbursement for the OmniPod System by third-party payors and potential adverse changes in reimbursement rates or policies relating to the OmniPod System; failure to retain key payor partners and their members; failure to retain and manage successfully our Medicare and Medicaid business; potential adverse effects resulting from competition with competitors; technological change and product innovation adversely affecting our business; potential termination of our license to incorporate a blood glucose meter into the OmniPod System or our inability to enter into new license agreements; our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others; adverse regulatory or legal actions relating to the OmniPod System; failure of our contract manufacturers or component suppliers to comply with the FDA’s quality system regulations; the potential violation of federal or state laws prohibiting “kickbacks” or protecting the confidentiality of patient health information, or any challenge to or investigation into our practices under these laws; product liability lawsuits that may be brought against us; reduced retention rates of our customer base; unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors; potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the OmniPod System; the concentration of substantially all of our operations at a single location in China and substantially all of our inventory at a single location in Massachusetts; our ability to attract and retain personnel; our ability to manage our growth; fluctuations in quarterly results of operations; risks associated with potential future acquisitions or investments in new businesses; our ability to generate sufficient cash to service all of our indebtedness; the expansion of our distribution network; our ability to successfully maintain effective internal control over financial reporting; the volatility of our common stock; risks related to future sales of our common stock or the conversion of any of our 2% Convertible Senior Notes due June 15, 2019; potential limitations on our ability to use our net operating loss carryforwards; anti-takeover provisions in our organizational documents; and other risks and uncertainties described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 28, 2014 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $75.0 million and $216.2 million for the three and nine months ended September 30, 2014, respectively. Our total revenue was $61.1 million and $178.6 million for the three and nine months ended September 30, 2013, respectively.
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
Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2014, we incurred net losses of $10.8 million and $46.1 million, respectively. As of September 30, 2014, we had an accumulated deficit of $572.6 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of September 30, 2014, we had $201.3 million of convertible debt outstanding which matures in June 2019.
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
At September 30, 2014, we had cash and cash equivalents totaling $146.4 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.

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
As of September 30, 2014 and December 31, 2013, we had deferred revenue of $0.8 million and $0.9 million, respectively. These amounts mainly include product-related revenue.
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
Research and development. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the fourth quarter of 2014, we expect overall research and development spending to increase from current levels as we continue our development efforts on our on-going projects including continued improvements to the manufacturing process of the OmniPod System, the integration of our OmniPod System with the LifeScan OneTouch blood glucose monitoring technology, the incorporation of continuous sensing technology into the OmniPod, the development of a new PDM, the development of a Type 2 pump with Eli Lilly and Company ("Lilly") and the ability to use our technology as a delivery platform for other pharmaceuticals.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the fourth quarter of 2014, we expect general and administrative expenses to decrease from current levels as the significant one-time expenses related to the retirement of one of our executives in the third quarter will not recur.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses in the fourth quarter of 2014 to remain consistent with current levels.

Results of Operations
The following table presents certain statement of operations information for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(In thousands)			(In thousands)
Revenue	$74,985	$61,103	23%	$216,159	$178,551	21%
Cost of revenue	36,943	33,708	10%	109,544	99,168	10%
Gross profit	38,042	27,395	39%	106,615	79,383	34%
Operating expenses:
Research and development	7,158	5,771	24%	20,614	15,341	34%
General and administrative	18,890	23,530	20%	52,661	50,525	4%
Sales and marketing	14,870	15,407	3%	43,382	42,858	1%
Total operating expenses	40,918	44,708	8%	116,657	108,724	7%
Operating loss	(2,876)	(17,313)	83%	(10,042)	(29,341)	66%
Interest and other expense, net	(7,948)	(3,972)	100%	(35,920)	(12,879)	179%
Income tax expense	(21)	(5)	320%	(138)	(254)	46%
Net loss	$(10,845)	$(21,290)	49%	$(46,100)	$(42,474)	9%
Comparison of the Three and Nine Months ended September 30, 2014 and 2013
Revenue
Our total revenue was $75.0 million and $216.2 million for the three and nine month periods ended September 30, 2014, respectively, compared to $61.1 million and $178.6 million for the same periods in 2013. The $13.9 million and $37.6 million respective increases are largely due to continued adoption of the OmniPod System by patients in the United States and internationally. The $37.6 million increase in the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was partially offset by a reduction in revenue related to certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries that we no longer are eligible to service under the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program, which took effect on July 1, 2013.

Cost of Revenue
Cost of revenue was $36.9 million and $109.5 million for the three and nine months ended September 30, 2014, respectively, compared to $33.7 million and $99.2 million for the same periods in 2013. The $3.2 million and $10.3 million respective increases are due to higher sales volumes in the United States and internationally. The increase was partially offset by lower per-unit costs of the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by increased production volumes.
Research and Development
Research and development expenses increased $1.4 million, or 24%, to $7.2 million for the three months ended September 30, 2014, compared to $5.8 million for the same period in 2013. The increase was primarily a result of a $0.6 million increase in employee related expenses, mainly comprised of costs related to the addition of employees and increased stock-based compensation as our stock price rises. Additionally, we incurred higher project costs including $0.5 million in supplies and consumables and $0.5 million in consultant and temporary labor as we continued to advance our development projects during this period.
Research and development expenses increased $5.3 million, or 34%, to $20.6 million for the nine months ended September 30, 2014, compared to $15.3 million for the same period in 2013. The increase was primarily a result of a $3.0 million increase in employee related expenses, mainly comprised of the addition of employees and increased stock-based compensation. Additionally, we incurred a $0.9 million increase in supplies and consumables and a $1.1 million increase in consulting and temporary labor relating to our development projects in the nine months ended September 30, 2014 compared to the same period in 2013.

General and Administrative
General and administrative expenses decreased $4.6 million, or 20%, to $18.9 million for the three months ended September 30, 2014, compared to $23.5 million for the same period in 2013. This decrease was primarily the result of a decrease of $7.9 million in legal expenses mainly related to the Medtronic patent litigation settlement in the third quarter of 2013, a $2.5 million reduction in expense for equipment which was no longer being used, a $1.0 million decrease in shipping expenses, and a $0.2 million decrease in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes. These decreases were partially offset by an increase of $7.0 million in employee related expenses including stock compensation. Stock compensation expense included $5.2 million related to the modification of awards previously granted to a retiring executive. Employee related expenses included $1.4 million related to severance expenses due to executive transition.
General and administrative expenses increased $2.2 million, or 4%, to $52.7 million for the nine months ended September 30, 2014, compared to $50.5 million for the same period in 2013. This increase was primarily the result of an increase of $8.0 million in employee related expenses including stock compensation. The increase was partially offset by a $2.5 million reduction in expense for equipment which was no longer being used, a decrease of $1.3 million in legal expense as all outstanding patent litigation was settled, a decrease of $0.9 million in shipping expenses, and a decrease of $0.7 million in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes.
Sales and Marketing
Sales and marketing expenses decreased $0.5 million, or 3%, to $14.9 million for the three months ended September 30, 2014, compared to $15.4 million for the same period in 2013 primarily related to the reduction of costs associated with the launch of the new OmniPod System in 2013 offset by an increase in costs associated with marketing campaigns as we continue to expand our patient base and our sales force.
Sales and marketing expenses increased $0.5 million, or 1%, to $43.4 million for the nine months ended September 30, 2014, compared to $42.9 million for the same period in 2013. This increase was primarily a result of an increase in costs associated with marketing campaigns and other advertising costs as we continue to expand our patient base and our sales force.

Interest and Other Expense, Net
Interest and other expense, net increased $3.9 million to $7.9 million for the three months ended September 30, 2014, compared to $4.0 million for the same period in 2013. This increase was primarily related to the $4.3 million loss from extinguishment of long-term debt in connection with the conversion of the remaining outstanding principal of the 3.75% Notes. The increase was offset by lower cash and non-cash interest expense recorded on our long-term debt.
Interest and other expense, net increased $23.0 million to $35.9 million for the nine months ended September 30, 2014, compared to $12.9 million for the same period in 2013. This increase was primarily related to the loss from extinguishment of long-term debt of $23.2 million.

Income Tax Expense
Income tax expense was $21,000 and $5,000 and for three months ended September 30, 2014 and 2013, respectively. Income tax expense was $0.1 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state, local and foreign taxes and the deferred portion primarily related to federal and state tax amounts.

Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt.
As of September 30, 2014, we had $146.4 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.

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
In July 2014, in connection with the extinguishment of $28.5 million in principal amount of 3.75% Notes, we issued 348,535 shares of common stock to the holders representing the conversion value in excess of the principal amount.
Debt
We had outstanding convertible debt and related deferred financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	September 30, 2014	December 31, 2013
Principal amount of the 3.75% Convertible Senior Notes	$—	$143,750
Principal amount of the 2% Convertible Senior Notes	201,250	—
Unamortized debt discount	(33,832)	(30,099)
Long-term debt	$167,418	$113,651
Deferred financing costs	$5,168	$1,414

Interest expense related to the 5.375% Notes, the 3.75% Notes and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Contractual coupon interest	$962	$1,347	$3,583	$4,356
Accretion of debt discount	1,548	2,447	6,431	7,958
Amortization of debt issuance costs	277	146	615	443
Loss on extinguishment of long-term debt	4,260	—	23,203	325
Total interest and other expense	$7,047	$3,940	$33,832	$13,082

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
No cash interest expense was recorded related to the 5.375% Notes in the three and nine month periods ended September 30, 2014. There was no cash interest expense related to the 5.375% Notes in the three months ended September 30, 2013. Cash interest expense related to the 5.375% Notes was $0.3 million in the nine months ended September 30, 2013.
As of September 30, 2014, no amounts remain outstanding related to the 5.375% Notes.
3.75% Convertible Senior Notes
In June 2011, we sold $143.8 million in principal amount of the 3.75% Notes. The interest rate on the notes was 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes were convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which was equivalent to a conversion price of approximately $26.20 per share.
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
Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. We recorded an additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The total debt discount of $25.8 million related to the modified portion of the 3.75% Notes was being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification which was recorded as interest expense at the time of the modification.
Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount was being amortized as non-cash interest expense over the five year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million was reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was being amortized as non-cash interest expense over the five year term of the 3.75% Notes.
In June 2014, in connection with the issuance of $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the “2% Notes”), we repurchased approximately $114.9 million in principal amount of the 3.75% Notes for $160.7 million, a premium of $45.8 million over the principal amount. Investors that held approximately $80.0 million of 3.75% Notes purchased approximately $98.2 million in principal amount of the 2% Notes. The repurchase of the 3.75% Notes was treated as an extinguishment of debt since the fair value of the conversion feature changed by more than 10%. The extinguishment of the 3.75% Notes was accounted for separately from the issuance of the 2% Notes. The $160.7 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. We allocated $112.4 million of the payment to the debt and $48.3 million to equity. A loss on extinguishment of debt of $18.9 million, representing the excess of the remaining $112.4 million payment allocated to the debt over its carrying value, net of deferred financing costs, was recorded in connection with the repurchase.
The 3.75% Notes were convertible at the option of the holder during the quarter ended June 30, 2014 since the last reported sales price per share of the our common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on March 31, 2014. The 3.75% Notes and any unpaid interest were convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock.
Beginning on June 20, 2014, we had the right to redeem the 3.75% Notes, at our option, in whole or in part, if the last reported sale price per share of our common stock was at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. In June 2014, we met the redemption requirements and notified holders of our intent to redeem the outstanding $28.8 million in principal amount of 3.75% Notes in July 2014. Prior to the redemption date, holders of $28.5 million in principal amount of 3.75% Notes notified us that they exercised their right to convert their outstanding 3.75% Notes. We settled this conversion of the 3.75% Notes in July 2014 by providing cash for the principal amount of the 3.75% Notes converted and issuing 348,535 shares of common stock for the conversion premium. We settled the redemption of the remaining $0.3 million in principal amount in exchange for a cash payment of $0.3 million representing principal and accrued and unpaid interest. We allocated $27.9 million of the total consideration paid to the debt and $0.9 million to equity. A loss on extinguishment of debt of $4.3 million, representing the excess of the $27.9 million allocated to the debt over its carrying value, net of deferred financing costs, was recorded in connection with the conversion.
No cash interest expense was recorded related to the 3.75% Notes in the three months ended September 30, 2014. Cash interest expense related to the outstanding 3.75% Notes was $1.3 million in the three months ended September 30, 2013. Cash interest expense related to the 3.75% Notes was $2.4 million and $4.0 million in the nine month periods ended September 30, 2014 and 2013, respectively. No non-cash interest expense was recorded related to the 3.75% Notes in the three months ended September 30, 2014. Non-cash interest expense related to the 3.75% Notes was $2.6 million in the three months ended September 30, 2013. Non-cash interest expense related to the 3.75% Notes was $4.9 million and $8.1 million in the nine month periods ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, no amounts remain outstanding related to the 3.75% Notes.
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
We determined that the higher interest and tax payments in certain circumstances are considered an embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of the embedded derivatives at each balance sheet date. The derivatives had de minimis value at September 30, 2014.
Cash interest expense related to the 2% Notes was $1.0 million and $1.2 million in the three and nine month periods ended September 30, 2014, respectively. Non-cash interest expense related to the 2% Notes was $1.8 million and $2.1 million in the three and nine month periods ended September 30, 2014, respectively.
As of September 30, 2014, we included $167.4 million on our balance sheet in long-term debt related to the 2% Notes.
Capital Leases
In the year ended December 31, 2013, we acquired $9.0 million of manufacturing equipment under capital leases. The $9.0 million obligation under the capital leases is being repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of 17%. In the year ended December 31, 2013, we recorded a $2.5 million charge to expense the value of certain equipment as it was no longer expected to be used in our manufacturing process. The remaining underlying assets have been recorded at their fair value of $6.5 million and are included in property and equipment on our balance sheet as of September 30, 2014. In the nine months ended September 30, 2014, the Company acquired an additional $1.5 million of manufacturing equipment under capital leases.
At September 30, 2014, $4.0 million was included in current liabilities and $3.1 million was included in long-term liabilities on our balance sheet related to these capital leases. The aggregate future minimum lease payments related to these capital leases as of September 30, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2014 (remaining)	$1,711
2015	4,068
2016	2,408
Total future minimum lease payments	$8,187
Interest expense	(1,102)
Total capital lease obligations	$7,085

We recorded $0.4 million and $1.0 million of interest expense on the capital leases in the three and nine months ended September 30, 2014, respectively. We recorded $0.1 million of interest expense on the capital leases in the three and nine months ended September 30, 2013.
Operating Activities
The following table sets forth the amounts of cash provided by operating activities and net loss for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$4,313	$6,866
Net loss	$(46,100)	$(42,474)
In the nine months ended September 30, 2014 net cash provided by operating activities was attributable primarily to our continued focus on profitability. Adjustments for non-cash and other items were approximately $61.7 million and $33.8 million in the nine months ended September 30, 2014 and 2013, respectively. In the nine months ended September 30, 2014 non-cash and other items include of a loss from the extinguishment of debt of $23.2 million, depreciation and amortization of $9.2 million, stock-based compensation of $18.2 million, non-cash interest and other expense of $8.4 million, and provision for bad debts of $2.7 million.
Cash provided from operations in the nine months ended September 30, 2014 was primarily a result of our net loss offset by non-cash expenses. Cash provided by operating activities included an increase of $3.9 million in accounts payable, accrued expenses, and other liabilities, and a decrease in prepaid expense and other assets of $1.2 million. These changes were offset in part by an increase in accounts receivable of $16.7 million. The increase in accounts receivable largely relates to the timing of shipments to customers and overall expansion of our customer base. The increase in accounts payable, accrued expenses, and other liabilities is primarily related to timing on vendor payments. Cash provided by operations in the nine months ended September 30, 2013 included a decrease in inventories of $9.5 million and an increase in accounts payable and accruals of $16.7 million, offset in part by a decrease of $4.9 million in deferred revenue, an increase of accounts receivable of $5.1 million and an increase in prepaid expense and other current assets of $1.4 million.

Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash used in investing activities	$(8,853)	$(4,517)
Cash provided by financing activities	$1,185	$94,263
Cash used in investing activities in the nine months ended September 30, 2014 and 2013 was primarily for the purchase of manufacturing equipment for use in the production of our new OmniPod System.
Cash provided by financing activities in the nine months ended September 30, 2014 was mainly related to the net proceeds from the issuance of long-term debt and common stock related to exercises of employee stock options offset by our repayment of debt and payment of taxes in connection with the vesting of the restricted stock units in the period. Cash provided by financing activities in the nine months ended September 30, 2013 mainly related to net proceeds from the issuance of common stock in connection with the public offering.
Commitments and Contingencies
We lease facilities in Massachusetts, New York, Florida, and Singapore. We account for these leases as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. During the year ended December 31, 2013, we entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for our corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. During the year ended December 31, 2013, we extended the term of our lease related to Woburn, Massachusetts, Florida, and Singapore locations. Following the extension, both the Woburn, Massachusetts and Florida lease expire in December 2014 and the Singapore lease expires in July 2015. The lease in New York expires in April 2015. During the nine months ended September 30, 2014, we amended our existing lease for warehouse space in Billerica, Massachusetts. In addition to extending the term, we increased the approximate square footage under the lease. Following the amendment, the lease now expires in September 2019.
Certain of our operating lease agreements contain scheduled rent increases, which are being amortized over the terms of the agreements using the straight-line method and are included in other liabilities on our balance sheet.
The following table summarizes our principal obligations as of September 30, 2014 (in thousands):

	Payments Due in
Contractual Obligations	Total	2014 Remaining	2015	2016	2017	2018	Later
Operating lease obligations	$16,982	$297	$2,096	$2,057	$2,139	$2,144	$8,249
Debt obligations (1)	220,201	1,006	4,025	4,025	4,025	4,025	203,095
Capital lease obligations (2)	8,187	1,711	4,068	2,408	—	—	—
Total contractual obligations	$245,370	$3,014	$10,189	$8,490	$6,164	$6,169	$211,344

(1)	The interest rate on the convertible debt is 2% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 17%. We have included future payments of interest on the capital leases in our obligations.
At September 30, 2014, we are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. At September 30, 2014, we have recorded a liability related to the assessment by the Massachusetts Department of Revenue. We continue to appeal the assessment.
Under the Merger Agreement with Neighborhood Diabetes, we have been indemnified by the former Stockholders of Neighborhood Diabetes for any liability resulting from or related to certain matters attributable to pre-acquisition periods. In August 2014, we entered into a Settlement Agreement with the former stockholders of Neighborhood Diabetes related to certain indemnified items. Amounts received by us under the Settlement Agreement were recorded as an offset to expenses in the three months ended September 30, 2014.

Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2014. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
As of September 30, 2014, we had outstanding debt recorded on our consolidated balance sheet of $201.3 million related to our 2% Notes and $7.1 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2014, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In October 2013, we received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012, Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. We responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. At September 30, 2014, we have recorded a liability to estimate our potential settlement of this matter.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Form of Non-Qualified Stock Option Agreement for Patrick J. Sullivan under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.2	Form of Incentive Stock Option Agreement for Christopher Barber under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.3	Form of Time Vesting Restricted Stock Unit Agreement for Christopher Barber under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.4	Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.5	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.6	Form of Time Vesting Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.7	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.8	Form of Time Vesting Restricted Stock Unit Agreement for Singapore Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.9	Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.10	Form of Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.11	Form of Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.12	Form of Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.13	Form of Time Vesting Restricted Stock Unit Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.14	Amended and Restated Executive Severance Plan

10.15	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - October 2014 New Hires

31.1	Certification of Patrick J. Sullivan, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Brian Roberts, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Patrick J. Sullivan, President and Chief Executive Officer, and Brian Roberts, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and September 30, 2013 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and September 30, 2013 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: November 5, 2014	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2014	/s/ Brian Roberts
Brian Roberts
Chief Financial Officer (Principal Financial and Accounting Officer)