Form 10-K
period 2014-12-31
INSULET CORP
filed 2015-02-26
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2014 was approximately $2.2 billion. In making such calculation, the registrant does not determine whether any director, officer or other holder of common stock is an affiliate for any other purpose.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 20, 2015:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	56,447,961
Preferred Stock Purchase Rights	—
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
We began commercial sale of the OmniPod System in the United States in 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod system is available in multiple countries in Europe through our exclusive distribution partner, Ypsomed Distribution AG ("Ypsomed"), and in Canada. Under the Ypsomed distribution agreement, we supply OmniPods and PDMs to Ypsomed and it is responsible for the sale to the customer, including distribution, reimbursement and customer support. We have been selling our new OmniPod System since 2013. The new OmniPod System maintains all of the features of the original OmniPod System but is approximately one-third smaller in size and one-quarter lighter in weight. All customers have been transitioned to the new OmniPod System.
Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 600 Technology Park Drive, Suite 200, Billerica, Massachusetts 01821, and our telephone number is (978) 600-7000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2014.

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

•
Type 2 diabetes, the more common form of diabetes, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, Type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population, due primarily to increasing childhood obesity. Initially, many people with Type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and/or oral medications. As their diabetes advances, some patients progress to multiple drug therapy, which often includes insulin therapy. Guidelines, including those published by the American Diabetes Association in 2014, suggest more aggressive treatment for people with Type 2 diabetes, including the early adoption of insulin therapy and more frequent testing. It is now becoming more accepted for insulin therapy to be started earlier in people with Type 2 diabetes, and, in some cases, as part of the initial treatment.

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

•
Easy to train, learn and use.    We have designed the OmniPod System to fit within the normal daily routines of patients. The OmniPod System requires the fewest steps to start insulin delivery of all CSII therapies on the market by automating much of the process. In addition, the OmniPod System consists of just two devices, as opposed to up to seven for conventional insulin pumps. As a result, the OmniPod System is easy for patients to use, which reduces the training burden on healthcare professionals. We believe that the OmniPod System’s overall ease of use makes it very attractive to those people with insulin-dependent diabetes. We also believe that the OmniPod System’s ease of use and substantially lower training burden helps to redefine which diabetes patients are appropriate for CSII therapy, enabling healthcare professionals to prescribe CSII therapy to a broader pool of patients.

•
Low up-front cost.    The OmniPod System’s unique patented design and proprietary manufacturing process have enabled us to provide CSII therapy at a relatively low up-front investment compared to conventional insulin pumps. While the ongoing cost of OmniPods is greater than the ongoing costs of supplies for conventional insulin pumps, we believe that our pricing model reduces the risk of investing in CSII therapy for third-party payors and makes CSII therapy much more accessible for people with insulin-dependent diabetes.

Sales and Marketing
Our sales and marketing effort for the OmniPod System is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies and third-party distributors. Our marketing strategy is to build awareness of the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements, clinical research and events at the national, regional and local levels. We use third-party distributors within the United States to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential customers. Through both our core OmniPod business as well as Neighborhood Diabetes' distribution business, we serve more than 100,000 customers with Type 1 and Type 2 diabetes providing them with our proprietary OmniPod System, blood glucose testing supplies, insulin pumps, pump supplies and pharmaceuticals, among other supplies. We have built a strong infrastructure with our reimbursement and billing functions and can provide for adjudication of claims as either durable medical equipment or through pharmacy benefits. Depending on the product sold, and the insurance coverage maintained by the patient, claims are adjudicated under private insurers, Medicaid or Medicare. Our distribution agreement with Ypsomed provide us with the ability to increase awareness and expand availability of the OmniPod System internationally. Under this agreement, Ypsomed works with the appropriate agencies to establish a distribution and reimbursement process in each of the countries in which they sell the OmniPod System.
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
Advertising.    We promote the OmniPod System and its benefits through targeted advertising in media outlets directed at people living with diabetes, including both internet and traditional media channels.
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
Research and Development
Our current research and development efforts are primarily focused on continued improvements to the OmniPod System for use in the diabetes industry. For example, we are currently focused on the development of an updated version of the PDM integrating bluetooth technology, the development of a Type 2 insulin pump using a higher concentrated form of insulin with Eli Lilly and Company ("Lilly"), and the incorporation of continuous sensing technology into the OmniPod.
We believe that the potential uses of our proprietary OmniPod System technology are not limited to the treatment of diabetes; accordingly, we continue to pursue the use of the OmniPod System technology for the delivery of other medications that may be administered subcutaneously in precise and varied doses over an extended period of time. We have an agreement with Ferring Pharmaceuticals (“Ferring”) of Saint Prex, Switzerland, to produce the OmniPod System for the delivery of a Ferring drug. Ferring funded the development of a custom version of the PDM and purchases this custom OmniPod System from us. In December 2013, we entered into a five year commercial agreement with Amgen Inc. ("Amgen") to supply a customized version of our technology to Amgen for delivery of one of their biotechnology medicines. Amgen funded the development of this customized version of the OmniPod and purchases this product from us. We continue to work with additional partners on potential alternative uses for our OmniPod System technology.
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
We seek to increase manufacturing volumes and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. We believe our manufacturing capacity is sufficient to meet our expected 2015 demand for OmniPods.
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
Generally, all outside vendors produce the components to our specifications and in many instances to our designs, and they are audited periodically by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for our devices. Our Quality Assurance Department also inspects and tests our devices at various steps in the manufacturing cycle to facilitate compliance with our devices’ stringent specifications. We have received approval of our Quality Management System from the BSI Group London, U.K., an accredited Notified Body for CE Marking and the International Standards Organization (“ISO”). Certain processes utilized in the manufacture and test of our devices have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers and sterilizer are subject to periodic inspection by the FDA, KEMA and certain corresponding state agencies.
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
Patents.    As of December 31, 2014, we had obtained 15 issued United States patents, and had 8 additional pending U.S. patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. We are also seeking patent protection for our proprietary technology in other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

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
International Regulation.    International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for the original OmniPod System, and in August 2011, we received CE Mark approval for our new product. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the original OmniPod System throughout Canada, and in March 2013, we received Health Canada approval for our new product. We have been distributing the OmniPod System in certain countries in Europe, through Ypsomed, since 2010, and in Canada since 2011.
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
We continue to work with third-party payors in the United States to establish coverage contracts for the OmniPod System and other diabetes management supplies. Our coverage contracts with third-party payors typically have a term of between one and three years and set coverage amounts during that term. Typically, coverage contracts will automatically renew for specified incremental periods upon expiration, unless one of the parties terminates the contract. Through Neighborhood Diabetes, we have the ability to adjudicate claims as either durable medical equipment or through pharmacy benefits. Claims submitted by Neighborhood Diabetes are adjudicated under private insurers, Medicaid or Medicare. Neighborhood Diabetes’ business model requires collaboration with physicians, medical device manufacturers, pharmaceutical distributors, private insurers and public insurers such as The Center for Medicare & Medicaid Services (“CMS”).
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
As part of our international distribution agreements, our distribution partners establish appropriate reimbursement contracts with third-party payors in countries and provinces in which they distribute the OmniPod System prior to distributing the OmniPod System in each territory.
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
Employees
As of December 31, 2014, we had 519 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

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
Since our inception in 2000, we have incurred significant operating losses. We began commercial sales of the OmniPod System in 2005. For the year ended December 31, 2014, our operating loss was $12.3 million and although we are reaching cash flow positive, we still operate at a substantial net loss. Our net losses for the years ended December 31, 2014, 2013 and 2012 were $51.5 million, $45.0 million and $51.9 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred a significant net loss since our inception and, as of December 31, 2014, we had an accumulated deficit of $578.0 million.
We currently rely on sales of the OmniPod System to generate most our revenue. The failure of the OmniPod System to achieve and maintain significant market acceptance or any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.
Our main product is the OmniPod System, which we introduced to the market in 2005. We expect to continue to derive a significant portion of our revenue from the sale of this product. Accordingly, our ability to generate revenue is highly reliant on our ability to market and sell the devices that comprise the OmniPod System. Our sales of the OmniPod System may be negatively impacted by many factors, including:

•
the failure of the OmniPod System to achieve and maintain wide acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors and people with insulin-dependent diabetes;

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
Our ability to achieve profitability from a current net loss level will depend on our ability to sustain or reduce the per unit cost of producing the OmniPod by increasing customer orders, increasing manufacturing volume and reducing raw material and overhead costs per OmniPod.
Currently, the gross profit from the sale of the OmniPod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, sustain or reduce the per unit cost of the OmniPod. If we are unable to sustain or reduce raw material and manufacturing overhead costs through volume purchase discounts and increased production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by a concomitant increase in customer orders. Each OmniPod contains limited amounts of precious metals, the costs of which have fluctuated over the recent past. The occurrence of one or more factors that negatively impact the manufacturing or sales of the OmniPod System or increase our raw material costs may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

Adverse changes in general economic conditions in the United States and globaly could adversely affect us.
We are subject to the risks arising from adverse changes in general economic market conditions. While the U.S. economy appears to be improving, the worldwide economy remains sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The economic malaise and the uncertainty about future economic conditions could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures. We cannot predict the strength or duration of this continuing global economic weakness.
Healthcare spending in the United States has been, and is expected to continue to be, negatively affected by weak economic conditions and the continued slow recovery of overall employment levels. For example, patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the OmniPod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, the impacts of the economic sluggishness and uncertainty on our potential customers may reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, these economic conditions and the tepid improvements in the employment markets may cause some of our existing customers to cease purchasing the OmniPod System and to return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate will reduce our revenue, which in turn will make it more difficult to achieve the per unit cost-savings which are attained in part through increases in our manufacturing volume.
Healthcare reform laws could adversely affect our revenue and financial condition.
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including prescription drug costs, are on-going at the federal and state government levels. There are provisions that provide for the creation of a new public-private Patient-Centered Outcomes Research Institute tasked with identifying comparative effectiveness research priorities, for example, establishing a research project agenda and contracting with entities to conduct the research in accordance with the agenda. Research findings published by this institute are publicly disseminated. It is difficult at this time to determine what impact the comparative effectiveness analysis will have on the OmniPod System or our future financial results.
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
In addition, the Affordable Care Act and related healthcare reform laws, regulations and initiatives have significantly increased regulation of managed care plans and decreased reimbursement to Medicare managed care and fee-for-service programs. Some of these initiatives purport to, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary. Moreover, to alleviate budget shortfalls, states have reduced or frozen payments to Medicaid managed care plans. We cannot accurately predict the complete impact of these healthcare reform initiatives, but they could lead to a decreased demand for Neighborhood Diabetes’ distribution services and other outcomes that could adversely impact Neighborhood Diabetes’ business and financial results, which in turn could materially and adversely impact our business and financial results.
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
We believe that our current cash and cash equivalents, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2015.
We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In June 2014 we issued $201.3 million of our 2% Convertible Senior Notes which will mature in 2019 and we may need to raise additional debt or equity financing to repay these Notes. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.

Our ability to raise additional capital may be adversely impacted by current economic conditions, including the effects of any disruptions to the credit and financial markets in the United States and worldwide. As a result of these and other factors, we do not know whether additional capital will be available when needed, or that, if available, we will be able to obtain additional capital on terms favorable to us or our stockholders.
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
We rely on a number of suppliers who manufacture the components of the OmniPods and PDMs. For example, we rely on Phillips Medisize Corporation to manufacture and supply a number of injection molded components of the OmniPod and Freescale Semiconductor, Inc. to manufacture and supply the application specific integrated circuit that is incorporated into the OmniPod. In addition, a subsidiary of Flextronics in China provides the supply of complete OmniPods. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we make our purchases on a purchase order basis. In some other cases, where we do have agreements in place, our agreements with our suppliers can be terminated by either party upon short notice. Additionally, our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the efficacy or safety of the OmniPod System or cause delays in shipment;

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source supplies;

•	switching components may require product redesign and submission to the FDA of a new 510(k);

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
The Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bid Program (the “Program”) provides for a phased-in program for competitive bidding on durable medical equipment items, including certain mail-order diabetes testing supplies such as blood glucose testing strips and lancets. In January 2013, as part of the Program, CMS announced new payment amounts, resulting in average reduction of approximately 72% from the then current payment schedule amounts for such diabetes testing supplies. In April 2013, we were notified that Neighborhood Diabetes was not offered a contract under the Program. Since Neighborhood Diabetes did not receive a contract, it is unable to provide certain diabetes testing supplies to Medicare patients after July 1, 2013, the Program effective date. The loss of the ability to supply these products to Medicare patients has negatively impacted our operating results in 2013 and 2014 and will negatively impact our operating results in 2015 and beyond.
CMS has established through 2016 a pilot competitive bidding program in limited areas that includes conventional insulin pumps. Since the OmniPod System is not currently covered or reimbursed by Medicare, we are not directly affected by this pilot program. However, in the event this pilot program is geographical expanded, is extended beyond 2016 and results in a reduction in the amount reimbursed by CMS for conventional insulin pumps; then this may negatively impact our ability to negotiate future pricing with private payors comparing the price of the OmniPod System to conventional insulin pumps.
If Neighborhood Diabetes does not maintain existing product pricing at current levels, or if it is required to pay sales tax on sales of certain products, our results of operations could be adversely affected.
Neighborhood Diabetes has contractual relationships with product device manufacturers, pharmaceutical manufacturers and wholesalers that provide Neighborhood Diabetes with purchase discounts and pricing on products distributed by Neighborhood Diabetes and drugs dispensed from Neighborhood Diabetes’ mail-order pharmacies. Discounts and pricing often depend on Neighborhood Diabetes’ ability to meet contractual market share or other requirements.
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
Ypsomed is our exclusive distributor of the OmniPod System through 2018 in multiple countries including Germany, the United Kingdom, the Netherlands, Switzerland, Austria, Italy, Norway, and Sweden. The agreement also covers France, China, and a number of other countries. Ypsomed’s introduction of the OmniPod System in certain countries has been delayed due to a number of factors. Future delays would likely result in reduced purchases by Ypsomed, which would adversely affect our revenue. We also sell the OmniPod System in Canada. As a result of our international sales, we are exposed to fluctuations in product demand and sales productivity outside the United States and have to manage the risks associated with market acceptance of the OmniPod System in foreign countries. Our efforts to introduce our current or future products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s operational and financial condition, and we are subject to foreign regulatory and export requirements.
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
In addition to the OmniPod System, our principal international distributor, Ypsomed, markets and sells a suite of other products for the treatment of diabetes. Also, Ypsomed has announced its intention to introduce and sells its own branded conventional insulin pump. Ypsomed may have a greater financial incentive to sells it proprietary products rather than the OmniPod System.
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

Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. For example, other diabetes-focused pharmaceutical companies, including Abbott Diabetes Care, Inc. ("Abbott"), Eli Lilly and Company, Novo Nordisk A/S and Takeda Pharmaceuticals Company Limited, are developing similar products. All of these competitors are large, well-capitalized companies with significantly greater product development resources than we have. If an existing or future competitor develops a product that competes with or is superior to the OmniPod System, our revenue may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products were to gain acceptance by healthcare professionals, people with insulin-dependent diabetes or third-party payors, a downward pressure on prices could result. If prices were to fall, we may not improve our gross margins or sales growth sufficiently to achieve profitability.
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
Part of Neighborhood Diabetes’ ability to remain profitably competitive in winning and retaining business relies on its ability to maintain reimbursement rates and product supply costs in ranges that produce a positive sales margin. Decreased competition among product manufacturers and payors may impact Neighborhood Diabetes’ ability to achieve favorable terms. Neighborhood Diabetes’ largest payor partners, the Medicare and Medicaid programs, represent a significant portion of Neighborhood Diabetes’ net sales. Medicare and Medicaid reimbursement rates are reset annually by CMS and are typically subject to downward pressure, through competitive bidding and otherwise. Significant reimbursement decreases by Medicare and Medicaid without a corresponding ability to secure lower supply costs could materially and adversely affect operations. Consolidation of payor entities within the markets Neighborhood Diabetes serves, as well as the consolidation of competitors, or suppliers could impair Neighborhood Diabetes’ ability to attract and retain clients.
Under the Durable Medical Equipment, Prosthetics, Orthotics and Supplies Competitive Bidding Program beginning on July 1, 2013 we ceased to be able to provide certain diabetes testing supplies to Medicare patients.

We rely on the proper function, availability and security of our information technology systems to operate our business and a cyber-attack or other breach or disruption of these systems could have a material adverse effect on our business and results of operations.

We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. Moreover, the nature of our business involves the receipt and storage of personal and financial information regarding our patients. We use our information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement and supply chain, manufacturing and accounts payable. In addition, we use enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, disruptions or shutdowns, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise our confidential or proprietary information and disrupt our operations. If our information technology systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may be materially and adversely affected.

Technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete. In addition, our own new product development initiatives may prove to be ineffective or not commercially successful.

The diabetes treatment market is subject to rapid technological change and product innovation. The OmniPod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis without patient direction could have a material adverse effect on our revenue and future profitability. Medtronic has developed an FDA- approved product combining continuous glucose sensing and CSII therapy and if we fail to do so or are delayed in doing so, we may be at a competitive disadvantage, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Also, Mannkind Corporation is seeking to develop an inhaled insulin product for the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the OmniPod System obsolete, which may have a material adverse effect on our business, financial condition and results of operations.

We also have on-going initiatives to develop products to improve the treatment of Type 1 diabetes and to treat patients with highly insulin resistant Type 2 diabetes. For example, we are working with DexCom, Inc. to integrate its continuous glucose monitoring technology with the OmniPod System. We are also developing with Eli Lilly and Company a new version of the OmniPod System specifically designed to deliver Humulin® R U-500 insulin. In each of these cases, these projects are at an early stage of development, will require substantial clinical support and are subject to regulatory approvals. No assurances can be given that these, or our other, development initiatives will be successful. The failure to successfully bring any of these products to market may have a material adverse effect on our business and results of operations.
If our existing license agreement with Abbott is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the OmniPod System, or if Abbott's FreeStyle meter is less desirable to our current and potential customers, our business may be materially adversely impacted.
Our rights to incorporate the FreeStyle blood glucose meter into the OmniPod System are governed by a development and license agreement with Abbott. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended, this agreement runs through January 2020. The agreement may be terminated or limited in geographical scope by Abbott under certain circumstances. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which would impair the functionality of the OmniPod System, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the OmniPod System to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
The FreeStyle blood glucose meter in our PDM only functions with FreeStyle test strips. Not all third party payors reimburse patients for the purchase and use of FreeStyle test strips to the same extent as they reimburse patients for other brands of test strips. The absence or reduction in such reimbursement may make the OmniPod System less desirable to our current and potential customers.
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

Our growing non-insulin drug delivery business faces challenges which, if not met, may impair its future success and continued growth.

Our non-insulin drug delivery business has grown substantially over the past years. This business typically involves the development, manufacturing and sale of a modified OmniPod for delivery of a specific drug other than insulin. The marketing and sales initiatives driving this business differ markedly from those on which we rely for our sales of OmniPod Systems to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to patients and clinicians. Our continued growth of our non-insulin drug delivery business will face a number of challenges, including:

•	our identification of drug delivery opportunities appropriate for a modified OmniPod;

•	our achievement of satisfactory development and pricing terms with the pharmaceutical companies that sell such drugs;

•	our development of appropriate modifications to our OmniPods to address the needs and parameters required for the respective drug-delivery opportunities;

•	manufacturing issues relating to the modified OmniPod;

•	long lead-times associated with the development, regulatory approvals and ramp up applicable to the use of modified OmniPods for the delivery of such drugs;

•	relatively small number of modified OmniPods needed to address each drug-delivery opportunity;

•	uncertainties regarding the market acceptance of both such drugs and the modified OmniPods as appropriate delivery devices;

•	uncertainties relating to the success of the pharmaceutical companies in marketing and selling such drugs as well as the modified OmniPods as the appropriate delivery devices;

•	intense competition in the drug-delivery industry, including from competitors which have substantially greater resources than we do;

•	maintaining appropriate gross margins for non-insulin drug delivery products; and

•	regulatory requirements and reimbursement rates associated with such drugs.

If we are unsuccessful in overcoming one or more of these challenges, our ability to capitalize on these opportunities and to continue to grow our non-insulin drug delivery business could be significantly impaired, which in turn could materially and adversely impact our business and financial results.

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
In 2013 and 2014 we settled infringement suites brought by Medtronic and Becton Dickinson, respectively. We may be subject to other suits in the future.

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
Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for the current clinical applications for which we market our OmniPod System, which includes the use of U-100, which is a common form of insulin, and other select drugs. However, our clearances can be revoked if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, the OmniPod System in a timely fashion or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices.

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

The OmniPod System is also sold in a number of European countries and Canada. As a result, we are required to comply with additional foreign regulatory requirements. For example, in April 2009, we first received CE Mark approval for our OmniPod System. The CE Mark gives us authorization to distribute the OmniPod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we first received Health Canada approval to distribute the OmniPod System throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.
If we, our contract manufacturer or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.
We, our contract manufacturer and our component suppliers are required to comply with the FDA’s quality system regulations, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or our contract manufacturer or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturer or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our labeling operations or the manufacturing operations of our contract manufacturer, or a recall of our devices. If any of these events occurs, we may not be able to provide our customers with the quantity of OmniPods they require on a timely basis, our reputation could be harmed and we could lose customers, any or all of which may have a material adverse effect on our business, financial condition and results of operations.
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
We recently made significant changes to our senior management team. We believe we will benefit substantially from the leadership and performance of our new senior management. As such, our success will depend on our ability to retain our new management and to attract and retain additional qualified personnel in the future, including clinicians, engineers and other highly skilled personnel. In addition, it is important to the success of the Company that the transition of the new senior management be largely seamless. Our failure to effect this seamless transition may result in a disruption to our business. Competition for senior management personnel, as well as clinicians and engineers, is intense and there can be no assurances that we will be able to retain our personnel. The loss of the services of members of our senior management, clinicians or engineers could prevent or delay the implementation and completion of our objectives, or divert management’s attention to seeking a qualified replacement.

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
Since the commercial launch of the OmniPod System, we have progressively expanded our marketing efforts to cover the entire United States. In addition, the OmniPod System is sold in a number of European countries and Canada. As we continue to expand our sales internationally, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.
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
We may not be able to generate sufficient cash to service our indebtedness represented by our 2% Convertible Senior Notes due June 15, 2019. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
In 2014, we sold $201.3 million in principal amount of 2% Convertible Senior Notes, due in 2019. Our ability to make scheduled payments or to refinance the 2% Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the 2% Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations then due.
We need to expand our distribution network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationship with distributors, our business, prospects and brand may be materially and adversely affected.
We currently promote, market and sell the majority of our OmniPod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, in January 2010 we entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the OmniPod System in certain countries. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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
We have been a public company since May 2007. Since becoming a public company, the average daily trading volume of our common stock on The NASDAQ Global Market has been approximately 400,000 shares.
In addition to our outstanding shares of common stock, we issued $201.3 million of 2% Convertible Senior Notes in June 2014. A substantial number of shares of our common stock could potentially be issued upon the conversion of these Convertible Senior Notes. The issuance of substantial amounts of common stock underlying the Convertible Senior Notes, or the perception that such issuance may occur, could adversely affect the market price of our common stock.
Furthermore, the price of our common stock also could be affected by possible sales of our common stock by investors who view the 2% Convertible Senior Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect will develop involving our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Conversion of any of our 2% Convertible Senior Notes may dilute the ownership interest of existing stockholders.
The conversion of some or all of the 2% Convertible Senior Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Convertible Senior Notes into a combination of cash and shares of our common stock could depress the price of our common stock.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease approximately 90,000 square feet of laboratory and office space in Billerica, Massachusetts under leases expiring in 2022. Additionally, we lease approximately 18,000 square feet of warehousing and manufacturing space in Billerica, Massachusetts under a lease expiring in 2019. In connection with our acquisition of Neighborhood Diabetes, we acquired leases of facilities in New York of approximately 5,500 square feet and Florida of approximately 1,300 square feet, expiring in January 2019 and December 2015, respectively.
ITEM 3.    LEGAL PROCEEDINGS

In June 2014, we entered into a Settlement and License Agreement (the "Settlement Agreement") with Becton, Dickinson and Company (“BD”) resolving the lawsuit filed by BD against the Company in the United States District Court for the District of New Jersey alleging that the OmniPod System infringes two of its patents. The Settlement Agreement provides for a one-time cash payment by us to BD and a cross-license of certain patent claims. We have recorded approximately $7.0 million of expense related to the one-time cash payment and associated legal fees in connection with the lawsuit. The lawsuit was dismissed with prejudice on July 15, 2014.

In October 2013, we received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. We responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In January 2015, we entered into Settlement and Release Agreement, and at December 31, 2014 we have recorded a liability of $1.5 million in connection with settlement of this matter.
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

	High	Low
Fiscal Year 2013
First Quarter	$25.86	$21.02
Second Quarter	$31.69	$24.57
Third Quarter	$37.75	$30.64
Fourth Quarter	$39.86	$34.70
Fiscal Year 2014
First Quarter	$50.18	$35.83
Second Quarter	$49.07	$31.69
Third Quarter	$41.11	$32.94
Fourth Quarter	$47.51	$36.75
As of February 20, 2015, there were approximately 14 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.

Performance Graph
The chart set forth below shows the value of an investment of $100 on December 31, 2009 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2014. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Insulet Corp., the NASDAQ Composite index,
and the NASDAQ Health Care Index

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/09	12/10	12/11	12/12	12/13	12/14
Insulet Corporation	$100.00	$108.54	$131.86	$148.60	$259.80	$322.55
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Health Care	100.00	108.80	117.92	150.69	236.28	301.69
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

Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,019,875	$14.93	2,596,092
Equity compensation plans not approved by security holders (2)	574,406	$34.32	—
Total (4)	2,594,281	$19.22	2,596,092	(3)
 _____________________________

(1)
Includes our Amended and Restated 2007 Stock Option and Incentive Plan and our 2000 Stock Option and Incentive Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2014, 728,430 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $23.35.

(2)
Consists of the following inducement grants made to certain executive officers upon their initial hire by us: two inducement grants of 180,000 shares of non-qualified stock option awards made to each of Brian Roberts and Peter Devlin (60,000 of which were exercised during the year ended December 31, 2014, 100,000 of which were exercised during the year ended December 31, 2013, 110,000 of which were exercised during the year ended December 31, 2012 and 60,000 of which were exercised during the year ended December 31, 2011) upon being hired by us in March 2009 and August 2009, respectively; one inducement grant of 499,468 shares of non-qualified stock option awards made to Patrick J. Sullivan upon being hired by us in September 2014; and one inducement grant of 26,756 non-qualified stock options and 18,182 restricted stock units made to Brad Thomas upon being hired by us in November 2014. These non-qualified stock option awards and restricted stock units were granted outside of our Amended and Restated 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635.

(3)	The maximum number of shares of our common stock that remain available for future issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2014 is 2,596,092 shares.

(4)
As of December 31, 2014, 746,612 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued as inducement grants (excluding restricted stock units) was $26.99.

For more information relating to our equity compensation plans, see Footnote 13 to our consolidated financial statements.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2014, nor issue any securities that were not registered under Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.    SELECTED FINANCIAL DATA

	Year Ended December 31,
	2014	2013	2012	2011 (4)	2010
	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenue	$288,720	$247,084	$211,369	$152,255	$96,966
Cost of revenue	145,432	134,683	119,033	85,543	53,240
Gross profit	143,288	112,401	92,336	66,712	43,726
Operating expenses:
Research and development	27,900	21,765	24,359	21,863	16,566
General and administrative	66,841	64,077	51,240	44,083	26,667
Sales and marketing	60,844	55,694	52,708	43,233	34,695
Restructuring and impairment of assets (1)	—	—	—	—	4,431
Total operating expenses	155,585	141,536	128,307	109,179	82,359
Operating loss	(12,297)	(29,135)	(35,971)	(42,467)	(38,633)
Interest and other expense, net	(39,061)	(15,739)	(15,684)	(14,576)	(22,526)
Income tax benefit (expense)	(142)	(100)	(212)	11,212	—
Net loss	$(51,500)	$(44,974)	$(51,867)	$(45,831)	$(61,159)
Net loss per share basic and diluted	$(0.93)	$(0.83)	$(1.08)	$(0.98)	$(1.54)
Weighted-average number of shares used in calculating net loss per share (2)	55,628,542	54,010,887	47,924,324	46,689,880	39,607,899

	As of December 31,
	2014	2013	2012	2011 (4)	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$151,193	$149,727	$57,293	$93,955	$113,274
Working capital	$163,900	$155,824	$61,650	$104,640	$123,507
Total assets	$302,156	$287,955	$198,059	$221,322	$156,233
Current portion of long-term debt and capital lease obligations	$3,380	$2,637	$14,429	$—	$—
Long-term debt and capital lease obligations(3)	$171,257	$119,041	$103,730	$108,540	$69,433
Other long-term liabilities	$2,774	$1,943	$1,867	$2,052	$1,619
Total stockholders’ equity	$83,829	$124,597	$44,176	$82,735	$66,231
 _____________________________

(1)	In the year ended December 31, 2010, we recorded a $4.4 million non-cash charge related to the write-down of certain manufacturing equipment which had no future use

(2)
In December 2010, we sold 3.5 million shares of common stock to the public. In June 2011, we issued 1.2 million shares in connection with the acquisition of Neighborhood Diabetes. In January 2013, we sold 4.7 million shares of common stock to the public. In July 2014, we issued 0.3 million shares of common stock in connection with the repurchase of the 3.75% Senior Convertible Notes. See Footnote 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
In June 2008, we sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 2013 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In March 2009, we entered into a Facility Agreement of up to $60 million with certain institutional accredited investors (the “Facility Agreement”). We repaid all amounts outstanding under the Facility Agreement in December 2010. In June 2011, we issued $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. In June 2014, we issued $201.3 million of 2% Convertible Notes due June 2019 and repurchased $114.9 million in 3.75% Notes. In July 2014, the remaining principal balance of the 3.75% Notes were converted and the principal was settled in cash. In 2013 and 2014 we acquired $9.0 million and $1.5 million, respectively, of manufacturing equipment under capital leases. See Footnotes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
We began commercial sale of the OmniPod System in the United States in 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe through our exclusive distribution partner Ypsomed Distribution AG (“Ypsomed”) and in Canada. We have been selling our new OmniPod System since 2013. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original version, while maintaining the same features and operating capabilities. All customers have been transitioned to the new OmniPod System.
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

Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $288.7 million, $247.1 million and $211.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
We seek to increase manufacturing volumes and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. Our new OmniPod was designed to further lower the cost of the product through component sourcing, volume discounts and efficient manufacturing. We continue to seek to sustain or reduce our per OmniPod cost through reductions in the bill of material as well as through manufacturing efficiencies. We believe our current manufacturing capacity is sufficient to meet our expected 2015 demand for OmniPods.
We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.
Since our inception in 2000, we have incurred losses every quarter. In the years ended December 31, 2014, 2013 and 2012, we incurred net losses of $51.5 million, $45.0 million and $51.9 million, respectively. As of December 31, 2014, we had an accumulated deficit of $578.0 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of December 31, 2014, we had $201.3 million of convertible debt outstanding which matures in June 2019. Since our inception, we have received net proceeds of $725.0 million from the issuance of redeemable convertible preferred stock, common stock and debt.
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in the beginning of 2015 will be focused primarily on the expansion of our customer base in the United States and internationally. Achieving these objectives is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
At December 31, 2014, we had cash and cash equivalents totaling $151.2 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.
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

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the “Development Agreement”). Under the Development Agreement, we were required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we invoiced amounts as we met certain defined deliverable milestones. Revenue on the Development Agreement was recognized using a proportional performance methodology based on costs incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments were recognized as a change in estimate using the cumulative catch-up method. As of December 31, 2013, we met all required deliverables under the Development Agreement.
As of December 31, 2014 and 2013 we had deferred revenue of $1.6 million and $0.9 million, respectively. These amounts primarily include product-related revenue.
For the year ending December 31, 2015, we expect our revenue to continue to increase as we gain new customers in the United States, continue expansion in Europe, Canada, and certain other international markets and continue to seek out new drug-delivery uses for our technology. Increased revenue is dependent upon the success of our sales efforts and our ability to produce OmniPods in sufficient volumes as our patient base grows and is subject to other risks and uncertainties, including the potential for a reduction in on-hand inventory levels amongst our distributors.
Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight and depreciation related to the OmniPod System and the cost of products we acquire from third party suppliers. Cost of revenue will continue to increase as our revenue increases; however, we expect our gross margin to improve as we continue to seek to sustain or reduce our per OmniPod cost.
Research and development.    Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2015, we expect overall research and development spending to increase from our 2014 spend as we increase development efforts on our on-going projects including continued improvements to the manufacturing process of the OmniPod System, the development of the new PDM, the integration with continuous glucose monitoring technology, the development of the Type 2 pump with Lilly and the ability to use our technology as a delivery platform for other pharmaceuticals.
General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the year ending December 31, 2015, we expect general and administrative expenses to decrease as compared to 2014. In 2014, we incurred significant one-time costs related the resolution of our outstanding litigation with Becton, Dickinson and Company and expenses related to the retirement and transition of certain executives.
Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses to increase in the year ending December 31, 2015 as compared to 2014 as we expand our commercial team and invest in initiatives that will enhance awareness and drive increased adoption of the OmniPod System.

Results of Operations for the Fiscal Years Ended December 31, 2014, 2013 and 2012
The following table presents certain statement of operations information for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(Dollar amounts in thousands)
Revenue	$288,720	$247,084	17%	$247,084	$211,369	17%
Cost of revenue	145,432	134,683	8%	134,683	119,033	13%
Gross profit	143,288	112,401	27%	112,401	92,336	22%
Operating expenses:
Research and development	27,900	21,765	28%	21,765	24,359	(11)%
General and administrative	66,841	64,077	4%	64,077	51,240	25%
Sales and marketing	60,844	55,694	9%	55,694	52,708	6%
Total operating expenses	155,585	141,536	10%	141,536	128,307	10%
Operating loss	(12,297)	(29,135)	(58)%	(29,135)	(35,971)	(19)%
Interest and other expense, net	(39,061)	(15,739)	148%	(15,739)	(15,684)	—%
Income tax expense	(142)	(100)	42%	(100)	(212)	(53)%
Net loss	$(51,500)	$(44,974)	15%	$(44,974)	$(51,867)	(13)%
Comparison of the Years Ended December 31, 2014 and December 31, 2013
Revenue
Our total revenue was $288.7 million for the year ended December 31, 2014, as compared to $247.1 million for the year ended December 31, 2013. The increase in revenue is mainly due to the continued adoption of the OmniPod System by patients in the United States and internationally. This increase was offset by a reduction in revenue related to certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries that we no longer are eligible to service under the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program, which took effect on July 1, 2013.

International sales accounted for 18%, 10%, and 8% of total revenue during the years ended December 31, 2014 and 2013, and 2012, respectively.
Cost of Revenue
Cost of revenue was $145.4 million for the year ended December 31, 2014, as compared to $134.7 million for the year ended December 31, 2013. The increase is due to higher sales volumes in the United States and internationally. These increases were partially offset by lower per-unit costs of the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by increased production volumes.
Research and Development
Research and development expense increased $6.1 million, or 28%, to $27.9 million for the year ended December 31, 2014, as compared to $21.8 million for the year ended December 31, 2013. This increase was primarily a result of increased spending on certain key development projects and included a $3.3 million increase in employee related expenses, mainly comprised of costs related to the addition of employees and increased stock-based compensation. Additionally, we incurred a $2.0 million increase in consulting and temporary labor related to our development projects and a $0.5 million increase in supplies and consumables.

General and Administrative
General and administrative expense increased $2.7 million, or 4%, to $66.8 million for the year ended December 31, 2014, as compared to $64.1 million for the year ended December 31, 2013. This increase included approximately $9.1 million related to management retirement and transition costs, an increase of $1.2 million in employee related expenses including stock compensation and $0.5 million in infrastructure costs. The increase was partially offset by a year over year decrease of $4.0 million in legal expenses, a $2.5 million reduction in expense for equipment no longer being used which was recorded in 2013, a decrease of $0.9 million in amortization expense related to the customer relationship asset acquired in the June 2011 acquisition of Neighborhood Diabetes, and a decrease of $0.7 million in shipping expenses.
Sales and Marketing
Sales and marketing expense increased $5.1 million, or 9%, to $60.8 million for the year ended December 31, 2014, as compared to $55.7 million for the year ended December 31, 2013. This increase was primarily a result of an increase of $3.5 million in employee related expenses including management transition costs and stock-based compensation and costs related to the addition of employees as we continue to expand our sales force. Additionally, we incurred a $1.2 million increase in costs associated with marketing campaigns and other advertising costs.
Interest and Other Expense, Net
Interest and other expense, net increased $23.4 million to $39.1 million for the year ended December 31, 2014, compared to $15.7 million for the year ended December 31, 2013. This increase was primarily related to the loss from extinguishment of long-term debt of $23.2 million which was recorded in connection with the 2014 repurchase and conversion of the outstanding $143.8 million in principal amount of 3.75% Notes.
Income Tax Expense
Income tax expense was $0.1 million for both of the years ended December 31, 2014 and 2013. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state and foreign taxes and the deferred portion primarily related to federal and state tax amounts.
Comparison of the Years Ended December 31, 2013 and December 31, 2012
Revenue
Our total revenue was $247.1 million for the year ended December 31, 2013, as compared to $211.4 million for the year ended December 31, 2012. The increase in revenue was mainly due to the continued adoption of the OmniPod System by patients in the United States and internationally. This increase was offset by a reduction in revenue related to certain mail-order diabetic testing supplies such as blood glucose testing strips and lancets to Medicare beneficiaries that we no longer are eligible to service under the Medicare Durable Medical Equipment, Prosthetics, Orthotics, and Supplies ("DMEPOS") Competitive Bidding Program, which took effect on July 1, 2013.
Cost of Revenue
Cost of revenue was $134.7 million for the year ended December 31, 2013, as compared to $119.0 million for the year ended December 31, 2012. The increase was due to higher sales volumes in the United States and internationally. These increases were partially offset by lower per-unit costs of the OmniPod System resulting from cost savings on raw materials, volume discounts from our suppliers and increased absorption of manufacturing overhead driven by increased production volumes.
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
Interest and Other Expense, Net
Interest and other expense, net was $15.7 million for both the years ended December 31, 2013 and 2012. In the year ended December 31, 2013, interest and other expense, net primarily consisted of non-cash interest expense on the 5.375% Notes and the 3.75% Notes based on their effective interest rates and the $0.3 million inducement charge recorded for the extinguishment of debt related to the exchange of 620,122 shares of common stock for $13 million in principal amount of the 5.375% Notes (as defined below). This expense was offset by $1.4 million of other income representing the fair value of the call feature related to $59.5 million of modified 3.75% Notes. In the year ended December 31, 2012, interest and other expense, net primarily consisted of non-cash interest expense on the 5.375% Notes and the 3.75% Notes based on their effective interest rates.
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
As of December 31, 2014, we had $151.2 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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

Debt
At December 31, 2014 and 2013, we had convertible debt and related deferred financing costs on our balance sheet as follows (in thousands):

	As of December 31,
	2014	2013
Principal amount of the 3.75% Convertible Senior Notes	$—	$143,750
Principal amount of the 2% Convertible Senior Notes	201,250	—
Unamortized discount	(32,256)	(30,099)
Long-term debt, net of discount	$168,994	$113,651
Deferred financing costs, net	$4,974	$1,414

Interest expense related to the 5.375% Senior Notes (as defined below), the 3.75% Senior Notes (as defined below) and the 2% Notes (as defined below) was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contractual coupon interest	$4,657	$5,704	$6,197
Accretion of debt discount	8,007	10,492	9,619
Loss on debt extinguishment	23,203	325	—
Amortization of deferred financing costs	895	590	593
Total interest and other expense	$36,762	$17,111	$16,409
We expect to pay cash interest of $4.0 million in each year through 2018 and $1.8 million in 2019. Additionally, $201.3 million related to the 2.00% Notes is due to the holders in 2019.
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
In June 2011, in connection with the issuance of $143.8 million in principal amount of 3.75% Convertible Notes due June 2016 (the “3.75% Notes”), we repurchased $70 million in principal amount of the 5.375% Notes for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. The investors' combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes. See the section entitled “3.75% Convertible Senior Notes” below for additional detail on the modification accounting.
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
In June 2013, we repaid the remaining outstanding principal and accrued interest on the 5.375% Notes in accordance with their terms. In addition to a cash payment of $2.1 million, representing principal and accrued and unpaid interest, we issued 26,523 shares of our common stock to the holders, representing the conversion value in excess of the principal amount in accordance with the terms of the 5.375% Notes.

There was no cash interest expense related to the 5.375% Notes in the year ended December 31, 2014. Cash interest expense related to the 5.375% Notes was $0.3 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. No non-cash interest expense related to the 5.375% Notes was recorded in the year ended December 31, 2014. Non-cash interest expense related to the 5.375% Notes was $0.3 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively.
As of December 31, 2013, the 5.375% Notes were repaid in full and no amounts remained on our balance sheet related to these notes.
3.75% Convertible Senior Notes
In June 2011, we sold $143.8 million in principal amount of 3.75% Notes. The interest rate on the notes was 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes were convertible into the our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which is equivalent to a conversion price of approximately $26.20 per share.
We identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require us to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assessed the value of each of these embedded derivatives at each balance sheet date. At December 31, 2013, we separately accounted for the call feature related to the possibility that we could redeem the 3.75% Notes, at our option, beginning June 20, 2014, for the modified portion of the 3.75% Notes. We determined that the fair value of this feature was approximately $1.4 million and included this amount in other assets and as other income at December 31, 2013. The call feature had no value at December 31, 2014 as there was no principal amount of the 3.75% Notes outstanding.
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
Prior to the transaction, the $70 million principal of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. We recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The total debt discount of $25.8 million related to the modified debt was amortized as non-cash interest expense at the effective rate of 16.5% over the five-year term of the modified debt. We paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest and other expense at the time of the modification.

Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. We recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of our nonconvertible debt borrowing rate of 12.4% per annum. This debt discount was being amortized as non-cash interest expense over the five-year term of the 3.75% Notes. We incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million was reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was being amortized as non-cash interest expense over the five-year term of the 3.75% Notes.

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

The 3.75% Notes were convertible at the option of the holder during the quarter ended June 30, 2014 since the last reported sales price per share of our common stock was equal to or greater than 130% of the conversion price for at least 20 of the 30 trading days ended on March 31, 2014. The 3.75% Notes and any unpaid interest were convertible at our option for cash, shares of our common stock or a combination of cash and shares of our common stock.

Beginning on June 20, 2014, we had the right to redeem the 3.75% Notes, at our option, in whole or in part, if the last reported sale price per share of our common stock was at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. In June 2014, we met the redemption requirements and notified holders of our intent to redeem the outstanding $28.8 million in principal amount of 3.75% Notes in July 2014. Prior to the redemption date, holders of $28.5 million in principal amount of 3.75% Notes notified us that they exercised their right to convert their outstanding 3.75% Notes. We settled this conversion of the 3.75% Notes in July 2014 by providing cash of $28.5 million for the principal amount of the outstanding 3.75% Notes converted and issuing 348,535 shares of common stock for the conversion premium totaling $12.6 million, for total consideration paid of $41.1 million. We settled the redemption of the remaining $0.3 million in principal amount in exchange for a cash payment of $0.3 million representing principal and accrued and unpaid interest. We allocated $27.9 million of the total consideration paid to the debt and $13.5 million to equity.

We record a loss on extinguishment of debt of $23.2 million in connection with the repurchase and redemption of the 3.75% Notes during the year ended December 31, 2014, representing the excess of the $140.3 million allocated to the debt over its carrying value, net of deferred financing costs.
Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $2.4 million in the year ended December 31, 2014 and $5.4 million in each of the years ended December 31, 2013 and 2012. Non-cash interest expense related to the 3.75% Notes was $4.9 million, $10.8 million and $9.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, no amounts remain outstanding related to the 3.75% Notes.
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

In June 2014, in connection with the issuance of the 2% Notes, we repurchased approximately $114.9 million in principal amount of the 3.75% Notes for $160.7 million, a premium of $45.8 million over the principal amount. Investors that held approximately $80.0 million in repurchased 3.75% Notes purchased approximately $98.2 million in principal amount of the 2% Notes. The repurchase of the 3.75% Notes was treated as an extinguishment of debt since the fair value of the conversion feature changed by more than 10%. The extinguishment of the 3.75% Notes was accounted for separately from the issuance of the 2% Notes. See 3.75% Convertible Senior Notes above for additional detail on the extinguishment accounting.

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

We determined that the higher interest and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. We assess the value of the embedded derivatives at each balance sheet date. The derivatives had de minimis value at December 31, 2014.

Cash interest expense related to the 2% Notes was $2.3 million in the year ended December 31, 2014. Non-cash interest expense related to the 2% Notes was $4.0 million in the year ended December 31, 2014.

As of December 31, 2014, we included $169.0 million on our balance sheet in long-term debt related to the 2% Notes.

Capital Leases
We acquired $9.0 million of manufacturing equipment under capital leases in the year ended December 31, 2013 and an additional $1.5 million in the year ended December 31, 2014. The $9.0 million obligation under the capital leases is being repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of approximately 17%. In the year ended December 31, 2013, we recorded a $2.5 million charge to expense the value of certain equipment as it was no longer expected to be used in our manufacturing process. The remaining underlying assets have been recorded at their fair value of $8.0 million and are included in property and equipment on our balance sheet as of December 31, 2014. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with our policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $1.3 million and $0.6 million in the years ended December 31, 2014 and 2013, respectively. No amortization expense was recorded on the leased assets in the year ended December 31, 2012.

Assets held under capital leases consist of the following (in thousands):

	As of December 31,
	2014	2013
Manufacturing equipment	$7,984	$6,510
Less: Accumulated amortization	(1,885)	(582)
Total	$6,099	$5,928

The aggregate future minimum lease payments related to these capital leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2015	$4,068
2016	2,408
Total future minimum lease payments	6,476
Interest expense	(833)
Total capital lease obligations	$5,643

We recorded $1.2 million and $0.4 million of interest expense on capital leases in the years ended December 31, 2014 and 2013, respectively. No interest expense was recorded on capital leases in the year ended December 31, 2012.
Operating Activities
The following table sets forth the amounts of cash provided by (used in) operating activities and net loss for each of the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in) operating activities	$8,920	$3,348	$(29,059)
Net loss	$(51,500)	$(44,974)	$(51,867)

Cash provided by operating activities in the year ended December 31, 2014 was primarily a result of our net loss offset by non-cash expenses. Adjustments for non-cash and other items were $71.5 million and $41.8 million in the years ended December 31, 2014 and 2013, respectively. In the year ended December 31, 2014 non-cash and other items include a loss of extinguishment of debt of $23.2 million, depreciation and amortization of $12.2 million, stock-based compensation of $22.5 million, non-cash interest and other expense of $10.3 million, and provision for bad debts of $3.3 million. In the year ended December 31, 2013, non-cash and other item included depreciation and amortization of $11.8 million, stock-based compensation of $12.7 million, non-cash interest and other expense of $9.7 million, provision for bad debts of $4.7 million, impairment and other charges of $2.5 million, and a loss of extinguishment of debt $0.3 million.
Cash provided by operating activities in the year ended December 31, 2014 included an increase of $1.4 million in accounts payable, accrued expenses, and other liabilities and a decrease in prepaid expenses and other assets of $0.7 million. These changes were offset in part by an increase in accounts receivable of $10.1 million and an increase in inventories of $3.6 million. The increase in accounts receivable largely relates to the timing of shipments to customers and overall expansion of our customer base. The increase in accounts payable, accrued expenses, and other liabilities is primarily related to timing on vendor payments.

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
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by financing activities for each of the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash used in investing activities	$(11,486)	$(7,307)	$(10,991)
Cash provided by financing activities	$4,032	$96,393	$3,388
Cash used in investing activities in the years ended December 31, 2014, 2013, and 2012 was primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of the OmniPod System.
Cash provided by financing activities in the year ended December 31, 2014 was mainly related to the net proceeds from the issuance of long-term debt and common stock related to exercises of employee stock options offset by our repayment of debt and payment of taxes in connection with the vesting of restricted stock units during the period. Cash provided by financing activities in the year ended December 31, 2013 was mainly related to the net proceeds from the issuance of common stock in connection with the public offering and the exercise of employee stock options. Cash provided by financing activities in the year ended December 31, 2012 was related to the exercise of employee stock options.
Commitment and Contingencies
We lease our facilities in Massachusetts, New York, Florida, and Singapore. These leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.

During the year ended December 31, 2013, we entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for our corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. Also during the year ended December 31, 2013, we extended our Singapore lease which now expires in July 2015. During the year ended December 31, 2014, we amended our existing lease for warehouse space in Billerica, Massachusetts. In addition to extending the term, we increased the approximate square footage under the lease. The lease now expires in September 2019. Additionally, in the year ended December 31, 2014 we amended our existing lease for office space in New York which now expires in January 2019. Our Florida lease expires December 2015.
Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheet.
Shareholder Rights Plan
In November 2008, our Board of Directors adopted a shareholder rights plan (the “Shareholder’s Rights Plan”), as set forth in the Shareholder Rights Agreement between us and the rights agent, the purpose of which is, among other things, to enhance the ability of the Board of Directors to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of us is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring us or a large block of our common stock.
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
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet financing arrangements.
Contractual Obligations
The following table summarizes our principal contractual obligations as of December 31, 2014 (in thousands):

	Payments Due in
Contractual Obligations	Total	2015	2016	2017	2018	2019	Later
Operating lease obligations	$17,257	$2,226	$2,196	$2,284	$2,290	$2,181	$6,080
Capital lease obligations (1)	6,476	4,068	2,408	—	—	—	—
Long-term debt obligations (2)	219,195	4,025	4,025	4,025	4,025	203,095	—
Purchase obligations for production components	1,745	1,745	—	—	—	—	—
Purchase obligations for capital expenditures	3,494	3,494	—	—	—	—	—
Total contractual obligations	$248,167	$15,558	$8,629	$6,309	$6,315	$205,276	$6,080
 _____________________________

(1)	The effective interest rate on the capital lease obligations is 17%. We have included future payments of interest on the capital lease in our obligations.

(2)	The interest rate on the convertible debt is 2% per annum. We have included future payments of interest on the long-term debt in our obligations.

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
In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, we were required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced amounts based upon meeting certain defined deliverable milestones. Revenue on the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments were recognized as a change in estimate using the cumulative catch-up method.
We had deferred revenue of $1.6 million as of December 31, 2014. The deferred revenue recorded as of December 31, 2014 was primarily comprised of product-related revenue.
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
We file federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to our federal and state tax returns are currently open to examination for tax years 2011 through 2013 and 2010 through 2013, respectively. In addition, we have generated tax losses since our inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
Income tax expense in the year ended December 31, 2014 was comprised of the following (in thousands):

Current	$61
Deferred	81
Total income tax expense	$142
The current portion primarily relates to state and foreign taxes. The deferred portion primarily relates to the U.S. Federal and State tax amounts.
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

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on company history and the expectation that we will not pay dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. We evaluate the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
In the year ended December 31, 2014 we recorded $22.5 million of stock-based compensation expense.

Fair Value Measurements
We adopted FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of our assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, we may use one or all of the following approaches:

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

ASC 820 also describes three levels of inputs that may be used to measure the fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The assets and liabilities subject to fair value measurement standards at December 31, 2014 are cash equivalents, consisting of money market funds and long-term debt, which are based on Level 1 inputs.
Certain of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors, and government agencies. The allowance for doubtful accounts is recorded at the time the potential collection risk is identified. We estimate our allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. At December 31, 2014 the allowance for doubtful accounts was $5.8 million. We believe the reserve is adequate to mitigate current collection risk.

Intangibles and Other Long-Lived Assets
Our finite-lived intangible assets are stated at cost less accumulated amortization. We assess our intangible and other long-lived assets for impairment, whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. We assess the need for an impairment of intangibles and other long-lived assets if the carrying amount of the asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset. The estimation of useful lives and expected cash flows requires us to make significant judgments regarding future periods that are subject to some factors outside our control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations. The estimated life of the acquired tradename is 15 years. The estimated life of the acquired customer relationships asset is ten years. Intangible assets with determinable estimated lives are amortized over these lives. At December 31, 2014 intangible assets related to the acquisition of Neighborhood Diabetes consisted of $11.9 million of customer relationships and $2.1 million of tradenames.
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

We continue to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, we have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If we determine that it is more likely than not that the fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, we would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the year ended December 31, 2014.
Warranty
We provide a four-year warranty on our PDMs and may replace any OmniPods that do not function in accordance with product specifications. We estimate our warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and we continue to introduce new versions of existing products, we also consider the anticipated performance of the product over its warranty period in estimating warranty reserves. At December 31, 2014 the warranty reserve was $2.6 million.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU
2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.
Under this guidance, a company may make additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning after January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2014-09.

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
Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective in fiscal years beginning after January 1, 2016, with early adoption permitted. We are currently evaluating the impact of ASU 2014-12.

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
On December 31, 2014, we had outstanding debt of $201.3 million related to our 2% Notes and $5.6 million related to capital lease obligations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and supplementary data of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).

Based on our assessment we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.
ITEM 9B.    OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Insulet Corporation

We have audited Insulet Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). Insulet Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Insulet Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 of Insulet Corporation and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2015 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2014.
Audit Committee Financial Expert
As of December 31, 2014, the audit committee of our board of directors consisted of Steven Sobieski (Chairman), Regina Sommer, Joseph Zakrzewski, and Timothy Scannell. Our board of directors has determined that each member of the audit committee is “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules. Our board of directors has determined that both Mr. Sobieski and Ms. Sommer qualify as an “audit committee financial expert” as such term is defined in the rules of the SEC. In making its determination, our board of directors considered the nature and scope of the experiences and responsibilities these members have previously had with reporting companies. Stockholders should understand that this designation is a disclosure requirement of the SEC related to the experience and understanding of the members of the audit committee with respect to certain accounting and auditing matters. The designation does not impose upon any duties, obligations or liability upon the members of the audit committee that are greater than are generally imposed on other members of the audit committee and our board of directors and designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the audit committee or the board of directors.
Code of Ethics
We have adopted a “code of ethics,” as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934 as amended, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at http://www.insulet.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: 600 Technology Park Drive, Suite 200, Billerica, Massachusetts 01821, Attention: Secretary. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at http://www.insulet.com.
For more corporate governance information, you are invited to access the Corporate Governance section of our website available at http://www.insulet.com.

ITEM 11. EXECUTIVE COMPENSATION
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2015 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2015 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2014. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities “ in Part II, Item 5. in this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2015 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2014.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2015 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2014.

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

INSULET CORPORATION
(Registrant)

/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer
Date: February 26, 2015

/s/ Allison Dorval
Allison Dorval
Chief Financial Officer
Date: February 26, 2015

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Insulet Corporation, hereby severally constitute and appoint Patrick J. Sullivan and Allison Dorval, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this Report, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 26, 2015.

Signature	Title
/s/ Patrick J. Sullivan	President, Chief Executive Officer and Director
Patrick J. Sullivan	(Principal Executive Officer)

/s/ Allison Dorval	Chief Financial Officer
Allison Dorval	(Principal Financial and Accounting Officer)

/s/ Sally Crawford
Sally Crawford	Director

/s/ John Fallon, M.D.
John Fallon, M.D.	Director

/s/ Charles Liamos
Charles Liamos	Director

Signature	Title
/s/ Timothy J. Scannell
Timothy J. Scannell	Director

/s/ Steven Sobieski
Steven Sobieski	Director

/s/ Regina Sommer
Regina Sommer	Director

/s/ Joseph Zakrzewski
Joseph Zakrzewski	Director

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Number	Description

2.1(18)
Merger Agreement by and among Insulet Corporation, Nectar Acquisition I Corporation, a Delaware corporation and wholly owned subsidiary of Insulet Corporation, and Neighborhood Holdings, Inc., a Delaware corporation, and its subsidiaries dated as of June 1, 2011

3.1(4)	Eighth Amended and Restated Certificate of Incorporation of the Registrant

3.2(4)	Amended and Restated By-laws of the Registrant

4.1(4)	Specimen Stock Certificate

4.3(7)	Registration Rights Agreement, dated as of June 16, 2008, among Insulet Corporation, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

4.4(9)	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock

4.5(9)	Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent

4.6(10)	Form of Warrant to purchase shares of common stock of Insulet Corporation

4.7(11)	Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent

4.8(19)	Indenture, dated as of June 29, 2011, between Insulet Corporation and Wells Fargo Bank National Association, as Trustee

4.9(19)	Form of 3.75% Convertible Senior Note due 2016

4.10(27)	Indenture, dated as of June 9, 2014, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee

4.11(27)	Form of 2.00% Convertible Senior Notes due 2019 (included in Exhibit 33.3)

10.1(2)+	Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002

10.2(3)	Lease between William J. Callahan and Insulet Corporation, dated July 15, 2004

10.3(1)	Insulet Corporation 2000 Stock Option and Incentive Plan

10.4(31)	Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.5(31)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.6(31)	Form of Time Vesting Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.7(31)	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.8(1)	Employment Agreement between Duane DeSisto and Insulet Corporation, dated May 4, 2005

10.9(1)	Employment Agreement between Ruthann DePietro and Insulet Corporation, dated February 8, 2006

10.10(3)	Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers

10.11(5)+	Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007

10.12(5)+	Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007

Number	Description

10.13(6)+	Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc. (ADC), formerly known as TheraSense, Inc., and Insulet Corporation.

10.14(31)	Amended and Restated Executive Severance Plan

10.15(8)	Seconded Amended and Restated 2007 Stock Option and Incentive Plan

10.16(12)	Offer Letter by and between Insulet Corporation and Brian Roberts, dated March 2, 2009

10.17(10)	Registration Rights Agreement, dated March 13, 2009, by and among Insulet Corporation and the investors named therein

10.18(10)	Security Agreement, dated March 13, 2009, by and among Insulet Corporation and the secured parties named therein

10.19(13)	Securities Purchase Agreement, dated September 25, 2009, by and between Insulet Corporation and certain investors named therein

10.20(14)	Offer Letter by and between Insulet Corporation and Peter Devlin, dated July 16, 2009

10.21(32)	Insulet Corporation Second Amended and Restated 2007 Employee Stock Purchase Plan

10.22(15)	Second Amendment to Facility Agreement, dated June 17, 2010, by and between Insulet Corporation and the lenders named therein.

10.23(16)+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG

10.24(17)+	Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between ADC formerly known as TheraSense, Inc., and Insulet Corporation

10.25(20)	Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010

10.26(21)	Offer Letter by and between Insulet Corporation and Charles Liamos

10.27(22)	Amendment No. 1 to Distribution Agreement dated April 10, 2012 by and between Insulet Corporation and Ypsomed Distribution AG

10.28(22)	Amendment No. 3 to Development and License Agreement, dated as of April 5, 2011 by and between ADC and Insulet Coproration

10.29(22)	Amendment No. 4 to Development and License Agreement, dated as of March 29, 2012 by and between ADC and Insulet Coproration

10.30(23)	Amendment No. 5 to Development and License Agreement, dated as of June 21, 2012 by and between ADC and Insulet Coproration

10.31(24)+	Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co.

10.32(31)	Form of Time Vesting Restricted Stock Unit Agreement for Singapore Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.33(31)	Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.34(31)	Form of Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.35(31)	Form of Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.36(31)	Form of Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.37(31)	Form of Time Vesting Restricted Stock Unit Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.38(26)	Convertible Notes Underwriting Agreement dated June 4, 2014 between Insulet Corporation and J.P. Morgan Securities LLC, as underwriter.

Number	Description

10.39(28)	Third Addendum to Manufacturing Services Agreement between Insulet Corporation and Flextronics Marketing (L) Ltd., dated May 29, 2014

10.40(28)	Four Addendum to Manufacturing Services Agreement between Insulet Corporation and Flextronics Marketing (L) Ltd., dated July 15, 2014

10.41(28)	Fifth Addendum to Manufacturing Services Agreement between Insulet Corporation and Flextronics Marketing (L) Ltd., dated July 15, 2014

10.42(29)	Retirement Agreement by and between Insulet Corporation and Duane DeSisto dated September 16, 2014

10.43(29)	Employment Agreement by and between Insulet Corporation and Patrick J. Sullivan dated September 16, 2014

10.44(30)	Agreement by and between Insulet Corporation and Brian K. Roberts dated November 5, 2014

10.45(31)	Form of Non-Qualified Stock Option Agreement for Patrick J. Sullivan under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.46(31)	Form of Incentive Stock Option Agreement for Christopher Barber under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.47(31)	Form of Time Vesting Restricted Stock Unit Agreement for Christopher Barber under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.48(31)	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - October 2014 New Hires

10.49	Rules and Conditions for the Directors' Compensation Program

10.50	Form of UK Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.51	Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - 2015 Sales Plan

10.52	Form of Non-Qualified Stock Option Agreement for Brad Thomas under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.53	Form of Non-Qualified Stock Option Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.54	Form of Time Vesting Restricted Stock Unit Agreement for Brad Thomas under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.55	Form of Time Vesting Restricted Stock Unit Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan

10.56	Form of UK Non-Qualified Stock Option Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan

12.1(25)	Insulet Corporation Statement Regarding Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Changes in Stockholders’ Equity; (iv) the Consolidated Statements of Cash Flows

_________________________

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007

(2)	Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007

(3)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007

(4)	Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007

(5)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007

(6)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008

(7)	Incorporated by reference to our Current Report on Form 8-K, filed June 20, 2008

(8)	Incorporated by reference to our Definitive Proxy Statement on Form DEF14A, filed April 2, 2012

(9)	Incorporated by reference to our Form 8-A, filed November 20, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K, filed March 16, 2009

(11)	Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2009

(13)	Incorporated by reference to our Current Report on Form 8-K, filed September 28, 2009

(14)	Incorporated by reference to our Annual Report on Form 10-K, filed March 9, 2010

(15)	Incorporated by reference to our Current Report on Form 8-K, filed June 21, 2010

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(17)	Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010

(18)	Incorporated by reference to our Current Report on Form 8-K, filed June 7, 2011

(19)	Incorporated by reference to our Current Report on Form 8-K, filed July 5, 2011

(20)	Incorporated by reference to our Annual Report on Form 10-K, filed March 10, 2011

(21)	Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011

(22)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 9, 2012

(23)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 8, 2012

(24)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 7, 2013

(25)	Incorporated by reference to our Registration Statement on Form S-3, filed June 22, 2011

(26)	Incorporated by reference to our Current Report on Form 8-K, filed June 6, 2014

(27)	Incorporated by reference to our Current Report on Form 8-K, filed June 12, 2014

(28)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 7, 2014

(29)	Incorporated by reference to our Current Report on Form 8-K, filed September 16, 2014

(30)	Incorporated by reference to our Current Report on Form 8-K, filed November 5, 2014

(31)	Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014

(32)	Incorporated by reference to our Annual Report on Form 10-K, filed February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Insulet Corporation

We have audited the accompanying consolidated balance sheets of Insulet Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Insulet Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 26, 2015

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2014	December 31, 2013
	(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$151,193	$149,727
Accounts receivable, net	39,882	33,067
Inventories	13,099	9,464
Prepaid expenses and other current assets	4,022	5,940
Total current assets	208,196	198,198
Property and equipment, net	37,069	32,356
Intangible assets, net	14,064	18,040
Goodwill	37,536	37,536
Other assets	5,291	1,825
Total assets	$302,156	$287,955
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,659	$19,359
Accrued expenses and other current liabilities	24,703	19,478
Deferred revenue	1,554	900
Current portion of capital lease obligations	3,380	2,637
Total current liabilities	44,296	42,374
Capital lease obligations	2,263	5,390
Long-term debt, net of discount	168,994	113,651
Other long-term liabilities	2,774	1,943
Total liabilities	218,327	163,358
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2014 and 2013.
Issued and outstanding: zero shares at December 31, 2014 and 2013.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2014 and 2013.
Issued and outstanding: 56,299,022 and 54,870,424 shares at December 31, 2014 and 2013, respectively.	56	55
Additional paid-in capital	661,798	651,067
Accumulated deficit	(578,025)	(526,525)
Total stockholders’ equity	83,829	124,597
Total liabilities and stockholders’ equity	$302,156	$287,955
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except share and per share data)
Revenue	$288,720	$247,084	$211,369
Cost of revenue	145,432	134,683	119,033
Gross profit	143,288	112,401	92,336
Operating expenses:
Research and development	27,900	21,765	24,359
General and administrative	66,841	64,077	51,240
Sales and marketing	60,844	55,694	52,708
Total operating expenses	155,585	141,536	128,307
Operating loss	(12,297)	(29,135)	(35,971)
Interest income	129	124	110
Interest expense	(14,687)	(16,889)	(15,794)
Other income (expense), net	(1,300)	1,351	—
Loss on extinguishment of long-term debt	(23,203)	(325)	—
Interest and other expense, net	(39,061)	(15,739)	(15,684)
Loss before income taxes	(51,358)	(44,874)	(51,655)
Income tax expense	(142)	(100)	(212)
Net loss	$(51,500)	$(44,974)	$(51,867)
Net loss per share basic and diluted	$(0.93)	$(0.83)	$(1.08)
Weighted-average number of shares used in calculating net loss per share	55,628,542	54,010,887	47,924,324
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	47,504,131	$48	$512,371	$(429,684)	$82,735
Exercise of options to purchase common stock	676,819	—	4,592	—	4,592
Issuance for employee stock purchase plan	18,346	—	392	—	392
Stock-based compensation expense	—	—	9,862	—	9,862
Restricted stock units vested, net of shares withheld for taxes	159,767	—	(1,538)	—	(1,538)
Net loss	—	—	—	(51,867)	(51,867)
Balance at December 31, 2012	48,359,063	$48	$525,679	$(481,551)	$44,176
Exercise of options to purchase common stock	872,073	1	9,460	—	9,461
Issuance for employee stock purchase plan	12,970	—	445	—	445
Stock-based compensation expense	—	—	12,616	—	12,616
Restricted stock units vested, net of shares withheld for taxes	217,281	—	(3,265)	—	(3,265)
Issuance of common stock, net of offering costs of $5.0 million	4,715,000	5	92,807	—	92,812
Exercise of warrants to purchase common stock	47,392	—	—	—	—
Issuance of common stock pursuant to conversion of debt	646,645	1	13,325	—	13,326
Net loss	—	—	—	(44,974)	(44,974)
Balance at December 31, 2013	54,870,424	$55	$651,067	$(526,525)	$124,597
Exercise of options to purchase common stock	754,522	1	11,090	—	11,091
Issuance for employee stock purchase plan	13,620	—	583	—	583
Stock-based compensation expense	—	—	22,432	—	22,432
Restricted stock units vested, net of shares withheld for taxes	311,921	—	(8,665)	—	(8,665)
Net impact of conversion of 3.75% Notes	—	—	(61,728)	—	(61,728)
Allocation to equity for conversion feature on 2% Notes, net of issuance costs	—	—	34,455	—	34,455
Issuance of common stock pursuant to conversion of debt	348,535		12,564	—	12,564
Net loss	—	—	—	(51,500)	$(51,500)
Balance at December 31, 2014	56,299,022	$56	$661,798	$(578,025)	$83,829
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities
Net loss	$(51,500)	$(44,974)	$(51,867)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,223	11,806	11,030
Non-cash interest and other expense	10,253	9,731	10,212
Stock-based compensation expense	22,519	12,683	9,920
Loss on extinguishment of long-term debt	23,203	325	—
Provision for bad debts	3,254	4,741	3,409
Impairment and other charges	—	2,511	—
Changes in operating assets and liabilities:
Accounts receivable	(10,069)	(4,514)	(13,513)
Inventories	(3,635)	5,403	(3,029)
Deferred revenue	654	(4,545)	2,863
Prepaid expenses and other assets	662	(320)	(898)
Accounts payable, accrued expenses and other current liabilities	525	10,425	2,999
Other long-term liabilities	831	76	(185)
Net cash provided by (used in) operating activities	8,920	3,348	(29,059)
Cash flows from investing activities
Purchases of property and equipment	(11,486)	(7,307)	(10,991)
Net cash used in investing activities	(11,486)	(7,307)	(10,991)
Cash flows from financing activities
Principal payments of capital lease obligations	(3,858)	(994)	—
Proceeds from issuance of long-term debt, net of issuance costs	194,490	—	—
Repayment of long-term debt	(189,521)	(2,000)	—
Proceeds from issuance of common stock, net of offering costs	11,586	102,652	4,927
Payment of withholding taxes in connection with vesting of restricted stock units	(8,665)	(3,265)	(1,539)
Net cash provided by financing activities	4,032	96,393	3,388
Net increase (decrease) in cash and cash equivalents	1,466	92,434	(36,662)
Cash and cash equivalents, beginning of year	149,727	57,293	93,955
Cash and cash equivalents, end of year	$151,193	$149,727	$57,293
Supplemental disclosure of cash flow information
Cash paid for interest	$4,567	$5,704	$6,197
Cash paid for taxes	$124	$321	$11
Non-cash financing activities
Allocation to equity for conversion feature for the 2% Notes	$35,638	$—	$—
Common stock issued in exchange for Senior Convertible Notes	$12,564	$13,000	$—
Purchases of property and equipment under capital lease	$1,474	$9,021	$—
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2014, 2013 and 2012

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
The Company began commercial sale of the OmniPod System in the United States in 2005. The Company sells the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through it's distribution partners. The OmniPod System is currently available in multiple countries in Europe through it's exclusive partnerships with Ypsomed Distribution AG (“Ypsomed”) and in Canada. The Company has been selling its new OmniPod System since 2013. The new OmniPod System is approximately one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities. By December 31, 2013, all customers have been transitioned to the new OmniPod System.

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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Measurements
The Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following approaches:

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

FASB ASC 820 also describes three levels of inputs that may be used to measure the fair value:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The assets and liabilities subject to fair value measurement standards at December 31, 2014 and 2013 are cash equivalents, consisting of money market funds, and long-term debt which are both based on Level 1 inputs. In addition, the June 2014 call feature of the modified portion of the 3.75% Notes (as defined below) was subject to fair value measurement standards at December 31, 2013 based on Level 3 inputs.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
Cash and Cash Equivalents
For the purposes of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents consist of money market funds and are carried at cost which approximates their fair value. Outstanding letters of credit, relating to security deposits for lease obligations, totaled $1.2 million and $0.1 million at December 31, 2014 and 2013, respectively.
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
Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost at December 31, 2014 and 2013. Work in process is calculated based upon a build up in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for net realizable value based on quantities on hand and expectations of future use.
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

The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, the Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the year ended December 31, 2014 or 2013.
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
Impairment of Assets
In connection with its efforts to pursue improved gross margins, leverage operational efficiencies and better pursue opportunities for low-cost supplier sourcing, the Company periodically performs an evaluation of its manufacturing processes and reviews the carrying value of its property and equipment to assess the recoverability of these assets whenever events indicate that impairment may have occurred. As part of this assessment, the Company reviews the future undiscounted operating cash flows expected to be generated by those assets. If impairment is indicated through this review, the carrying amount of the asset would be reduced to its estimated fair value. This review of manufacturing processes and equipment can result in an impairment of assets based on current net book value and potential future use of the assets. In the year ended December 31, 2013 in connection with the transition to the new OmniPod System, the Company recorded a $2.5 million charge to expense the value of manufacturing equipment that was no longer expected to be used in its manufacturing process. In the year ended December 31, 2014 the Company recorded no impairment expense as there were no indicators of impairment.
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
In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, the Company was required to perform design, development, regulatory, and other services to support the pharmaceutical company as it works to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, the Company has invoiced amounts based upon meeting certain deliverable milestones. Revenue on the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments were recognized as a change in estimate using the cumulative catch-up method.

The Company deferred revenue of $1.6 million and $0.9 million as of December 31, 2014 and 2013, respectively. The deferred revenue recorded was primarily comprised of product-related revenue.

International sales accounted for 18%, 10%, and 8% of total revenue during the years ended December 31, 2014 and 2013, and 2012, respectively.
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
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of December 31, 2014 and 2013, liabilities from this vendor represented approximately 24% and 36% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
In the year ended December 31, 2014 revenue from two customers represented 15% and 11% of total revenue, respectively. In the years ended December 31, 2013 and 2012, revenue from one customer represented 13% and 11% of total revenue, respectively.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company’s current product offering primarily consists of diabetes supplies, including the OmniPod System as well as other diabetes related products and supplies such as blood glucose testing supplies, traditional insulin pumps, pump supplies, and pharmaceuticals. The Company’s current product offering is marketed to a single customer type. As the Company sells a single product type, management operates the business as a single entity.
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
The Company follows the provisions of FASB ASC 740-10, Income Taxes (“ASC 740-10”) on accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits as of December 31, 2014 and 2013, respectively. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company’s federal and state tax returns are currently open to examination for tax years 2011 through 2013 and 2010 through 2013, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected life of the awards is estimated based on the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on Company history and the expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
In the years ended December 31, 2014, 2013, and 2012, the Company recorded $22.5 million, $12.7 million, and $9.9 million of stock-based compensation expense, respectively.
See Footnote 13 for a summary of the stock option activity under the Company’s stock-based employee compensation plan.
Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company may make additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning after January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-09.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieve after the requisite service period ("ASU 2014-12"). ASU 2014-12 clarifies the period over which compensation cost would be recognized in awards with a performance target that affects vesting and that could be achieved after the requisite service period. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective in fiscal years beginning after January 1, 2016, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-12.

3. Fair Value Measurements
ASC 820, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability. Fair value is a market-based measurement that should be determined using assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs. To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value under ASC 820 is principally applied to financial assets which consist of investments in money market funds. The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
Assets
Cash Equivalents - Money Market Funds	$123,141	$123,141	$—	$—
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

Other Asset

At December 31, 2013, the Company's financial assets included a call feature on the outstanding principal amount of the modified portion of the 3.75% Notes which was valued using Level 3 inputs. The call feature was valued at $1.4 million at December 31, 2013 and included in other assets. The valuation of this feature was measured at fair value using a trinomial lattice model which incorporates the terms and conditions of the 3.75% Notes and estimates the fair value based on changes in the price of the underlying equity over successive periods of time. This lattice model is considered to be a single-factor model, in that it solely incorporates uncertainty related to the Company’s stock price and values the option to convert the note into common stock using a trinomial structure. The $1.4 million decrease in the valuation of this feature in the year ended December 31, 2014, was a result of the extinguishment of the outstanding principal amount of the 3.75% Notes and recorded as other expense. The call feature had no value at December 31, 2014 as there was no principal amount of the 3.75% Notes outstanding. The key assumptions used in the lattice model valuation for the call feature at December 31, 2013 were as follows:

Term to Maturity (years)	2.46

Bond Inputs:
Bond Yield	8.61%
Coupon Rate	3.75%
Conversion Price	$26.20
Bond Call Strike Price	$100.00

Stock Inputs:
Stock Price	$37.10
Risk Free Rate	0.56%
Volatility	38.00%
Dividend Yield	—%

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues and includes the impact of the conversion features.
The carrying amounts and the estimated fair values of financial instruments as of December 31, 2014 and 2013, are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$168,994	$237,475	$—	$—
3.75% Convertible Senior Notes	$—	$—	$113,651	$211,370

The carrying value of the 3.75% Notes at December 31, 2013 included a debt discount of $30.1 million which was being amortized as non-cash interest expense over the term of the 3.75% Notes. The Company extinguished the principal amount of the 3.75% Notes and issued $201.3 million in principal amount of 2% Notes (as defined below) in the year ended December 31, 2014. The carrying value of the 2% Notes at December 31, 2014 includes a debt discount of $32.3 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The increase in the estimated fair values of these liabilities from December 31, 2013 to December 31, 2014 represents the extinguishment of the 3.75% Notes and issuance of the 2% Notes as well as the impact of the quoted bond prices at those dates.

4. Debt
At December 31, 2014 and 2013, the Company had outstanding convertible debt and related deferred financing costs on its balance sheet as follows (in thousands):

	As of December 31,
	2014	2013
Principal amount of the 3.75% Convertible Senior Notes	$—	$143,750
Principal amount of the 2% Convertible Senior Notes	201,250	—
Unamortized discount	(32,256)	(30,099)
Long-term debt, net of discount	$168,994	$113,651
Deferred financing costs, net	$4,974	$1,414
Interest expense related to the 5.375% Senior Notes (as defined below), the 3.75% Senior Notes, and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contractual coupon interest	$4,657	$5,704	$6,197
Accretion of debt discount	8,007	10,492	9,619
Loss on debt extinguishment	23,203	325	—
Amortization of deferred financing costs	895	590	593
Total interest and other expense	$36,762	$17,111	$16,409

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company expects to pay cash interest of $4.0 million in each year through 2018 and $1.8 million in 2019. Additionally, $201.3 million related to the 2.00% Notes is due to the holders in 2019.
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
There was no cash interest expense related to the 5.375 % Notes in the year ended December 31, 2014. Cash interest expense related to the 5.375% Notes was $0.3 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. No non-cash interest expense related to the 5.375% Notes was recorded in the year ended December 31, 2014. Non-cash interest expense related to the 5.375% Notes was $0.3 million and $0.6 million for the years ended December 31, 2013 and 2012, respectively.
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
The Company identified certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, which are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assessed the value of each of these embedded derivatives at each balance sheet date. At December 31, 2013, the Company separately accounted for the call feature related to the possibility that the Company could redeem the 3.75% Notes, at its option, beginning June 20, 2014, for the modified portion of the 3.75% Notes. The Company determined that the fair value of this feature was approximately $1.4 million and included this amount in other assets and as other income at December 31, 2013. The call feature had no value at December 31, 2014 as there was no principal amount of the 3.75% Notes outstanding.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Prior to the transaction, the $70 million in principal amount of repurchased 5.375% Notes had a debt discount of $10.5 million. This amount remained in debt discount related to the $73 million in principal amount of modified debt. The Company recorded additional debt discount of $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The total debt discount of $25.8 million related to the modified debt was being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. The Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest and other expense at the time of the modification.
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

Beginning on June 20, 2014, the Company had the right to redeem the 3.75% Notes, at its option, in whole or in part, if the last reported sale price per share of the Company’s common stock was at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. In June 2014, the Company met the redemption requirements and notified holders of its intent to redeem the outstanding $28.8 million in principal amount of 3.75% Notes in July 2014. Prior to the redemption date, holders of $28.5 million in principal amount of 3.75% Notes notified the Company that they exercised their right to convert their outstanding 3.75% Notes. The Company settled this conversion of the 3.75% Notes in July 2014 by providing cash of $28.5 million for the principal amount of the outstanding 3.75% Notes converted and issuing 348,535 shares of common stock for the conversion premium totaling $12.6 million, for a total consideration paid of $41.1 million. The Company settled the redemption of the remaining $0.3 million in principal amount in exchange for a cash payment of $0.3 million representing principal and accrued and unpaid interest. The Company allocated $27.9 million of the total consideration paid to the debt and $13.5 million to equity.

The Company recorded a loss on extinguishment of debt of $23.2 million in connection with the repurchase and redemption of the 3.75% Notes during the year ended December 31, 2014, representing the excess of the $140.3 million allocated to the debt over its carrying value, net of deferred financing costs.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash interest expense related to the $143.8 million in principal amount of 3.75% Notes was $2.4 million in the year ended December 31, 2014 and $5.4 million in each of the years ended December 31, 2013 and 2012. Non-cash interest expense related to the 3.75% Notes was $4.9 million, $10.8 million and $9.6 million in the years ended December 31, 2014, 2013 and 2012, respectively.
As of December 31, 2014, no amounts remain outstanding related to the 3.75% Notes.
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

In June 2014, in connection with the issuance of the 2% Notes, the Company repurchased approximately $114.9 million in principal amount of the 3.75% Notes for $160.7 million, a premium of $45.8 million over the principal amount. Investors that held approximately $80.0 million in repurchased 3.75% Notes purchased approximately $98.2 million in principal amount of the 2% Notes. The repurchase of the 3.75% Notes was treated as an extinguishment of debt since the fair value of the conversion feature changed by more than 10%. The extinguishment of the 3.75% Notes was accounted for separately from the issuance of the 2% Notes. See 3.75% Convertible Senior Notes above for additional detail on the extinguishment accounting.

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

The Company determined that the higher interest and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had de minimis value at December 31, 2014.

Cash interest expense related to the 2% Notes was $2.3 million in the year ended December 31, 2014. Non-cash interest expense related to the 2% Notes was $4.0 million in the year ended December 31, 2014.

As of December 31, 2014, the Company included $169.0 million on its balance sheet in long-term debt related to the 2% Notes.

5. Capital Lease Obligations

The Company acquired $9.0 million of manufacturing equipment under capital leases in the year ended December 31, 2013 and an additional $1.5 million in the year ended December 31, 2014. The $9.0 million obligation under the capital leases is being repaid in equal monthly installments over the 36 month terms of the leases and includes principal and interest payments with an effective interest rate of approximately 17%. In the year ended December 31, 2013, the Company recorded a $2.5 million charge to expense the value of certain equipment as it was no longer expected to be used in its manufacturing process. The remaining underlying assets have been recorded at their fair value of $8.0 million and are included in property and equipment on the Company's balance sheet as of December 31, 2014. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $1.3 million and $0.6 million in the years ended December 31, 2014 and 2013, respectively. No amortization expense was recorded on the leased assets in the year ended December 31, 2012.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets held under capital leases consist of the following (in thousands):

	As of December 31,
	2014	2013
Manufacturing equipment	$7,984	$6,510
Less: Accumulated amortization	(1,885)	(582)
Total	$6,099	$5,928

The aggregate future minimum lease payments related to these capital leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2015	$4,068
2016	2,408
Total future minimum lease payments	6,476
Interest expense	(833)
Total capital lease obligations	$5,643

The Company recorded $1.2 million and $0.4 million of interest expense on capital leases in the years ended December 31, 2014 and 2013, respectively. No interest expense was recorded on capital leases in the year ended December 31, 2012.

6. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted stock units. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units, and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2014, 2013 and 2012, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented because the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Year Ended December 31,
	2014	2013	2012
5.375% Convertible Senior Notes	—	—	702,701
3.75% Convertible Senior Notes	—	5,487,642	5,487,642
2% Convertible Senior Notes	4,327,257	—	—
Unvested restricted stock units	746,612	1,011,893	825,068
Outstanding options	1,847,669	1,828,613	2,502,190
Outstanding warrants	—	—	62,752
Total dilutive common shares	6,921,538	8,328,148	9,580,353

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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, accounts receivable from two customers represented approximately 19% and 10% of gross accounts receivable, respectively. As of December 31, 2013, accounts receivable from two customers represented approximately 12% and 10% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of December 31,
	2014	2013
Trade receivables	$45,719	$40,200
Allowance for doubtful accounts	(5,837)	(7,133)
Total accounts receivable	$39,882	$33,067
Bad debt expense for the years ended December 31, 2014, 2013 and 2012 amounted to $3.3 million, $4.7 million, and $3.4 million, respectively.

8. Inventories
Inventories consist of the following (in thousands):

	As of December 31,
	2014	2013
Raw materials	$853	$399
Work-in-process	254	1,671
Finished goods	11,992	7,394
Total inventories	$13,099	$9,464

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Property and Equipment
Property and equipment consist of the following (in thousands):

	Estimated Useful Life (Years)	As of December 31,
		2014	2013
Machinery and equipment	2-5	$35,690	$48,814
Lab equipment	2-3	1,585	1,481
Computers	3	4,511	3,796
Software	3	5,618	4,813
Office furniture and fixtures	3-5	1,253	2,048
Leasehold improvement	*	826	2,971
Construction in process	—	10,502	2,895
Total property and equipment		$59,985	$66,818
Less: accumulated depreciation		(22,916)	(34,462)
Total property and equipment		$37,069	$32,356
 _________________________
* Lesser of lease term or useful life of asset
Depreciation expense related to property and equipment was $8.2 million, $6.9 million, and $5.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company recorded $0.2 million, $0.3 million, and $0.6 million of capitalized interest for the years ended December 31, 2014, 2013 and 2012, respectively.
Construction in process mainly consists of infrastructure improvements and internal use software. Depreciation on the computer equipment and software does not begin until the assets are integrated into the current systems.
During the year ended December 31, 2014, the Company wrote-off $19.8 million of fully depreciated assets, as the assets were no longer in use. No gain or loss was recognized in the year ended December 31, 2014 related to the write-off of these assets.
Property and equipment included $8.0 million and $6.5 million of capital leases assets at December 31, 2014 and December 31, 2013, respectively.

10. Other Intangible Assets
Other intangible assets consist of the following (in thousands):

	As of December 31,
	2014			2013
	Cost	Accumulated Amortization	NBV	Cost	Accumulated Amortization	NBV
Customer relationships	$30,100	$(18,167)	$11,933	$30,100	$(14,378)	$15,722
Tradename	2,800	(669)	2,131	2,800	(482)	2,318
Total intangible assets	$32,900	$(18,836)	$14,064	$32,900	$(14,860)	$18,040
The Company recorded $32.9 million of other intangible assets as a result of the acquisition of Neighborhood Diabetes. The Company determined that the estimated useful life of the customer relationships asset is ten years and is amortizing the asset over the period using an estimated cash flow pattern. The Company determined that the estimated useful life of the tradename is 15 years and is amortizing the asset over that period on a straight-line basis. The amortization expense related to other intangible assets was approximately $4.0 million, $4.9 million, and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense expected for the next five years is as follows (in thousands):

	Amortization Expense
Year Ending December 31,	Customer Relationships	Tradename	Total
2015	$3,064	$187	$3,251
2016	2,478	187	2,665
2017	2,003	187	2,190
2018	1,619	187	1,806
2019	1,309	187	1,496
Thereafter	1,460	1,196	2,656
Total	$11,933	$2,131	$14,064
As of December 31, 2014, the weighted average amortization period of the Company’s intangible assets is approximately seven years.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	As of December 31,
	2014	2013
Employee compensation and related items	$10,243	$6,887
Professional and consulting services	4,373	2,437
Sales and use tax	3,843	3,928
Supplier charges	1,852	1,850
Interest	168	225
Warranty	981	1,173
Training	770	717
Other	2,473	2,261
Total accrued expenses and other current liabilities	$24,703	$19,478

During the year ended December 31, 2014 the Company recorded expense of $10.4 million related to management transition costs.

Product Warranty Costs
The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. Warranty expense is recorded in the period that shipment occurs. The expense, or any required adjustment to expense is based on historical experience and the estimated cost to service the claims.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance at the beginning of year	$3,090	$1,992
Warranty expense	1,665	4,065
Warranty claims settled	(2,141)	(2,967)
Balance at the end of the year	$2,614	$3,090

	As of
	December 31, 2014	December 31, 2013
Composition of balance:
Short-term	$981	$1,173
Long-term	1,633	1,917
Total warranty balance	$2,614	$3,090

12. Commitments and Contingencies
Operating Leases

The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. During the year ended December 31, 2013, the Company entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. Also during the year ended December 31, 2013, the Company extended its Singapore lease which now expires in July 2015. During the year ended December 31, 2014, the Company amended its existing lease for warehouse space in Billerica, Massachusetts. In addition to extending the term, the Company increased the approximate square footage under the lease. The lease now expires in September 2019. Additionally, in the year ended December 31, 2014 the Company amended its existing lease for office space in New York which now expires in January 2019. The Company's Florida lease expires December 2015.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions.
The aggregate future minimum lease payments of these leases as of December 31, 2014, are as follows (in thousands):

Year Ending December 31,	Minimum Lease Payments
2015	$2,226
2016	2,196
2017	2,284
2018	2,290
2019	2,181
Thereafter	6,080
Total	$17,257

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense of approximately $1.5 million, $1.6 million, and $1.7 million was charged to operations in the years ended December 31, 2014, 2013 and 2012, respectively.
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

In October 2013, the Company received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. The Company responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. In January 2015, the Company entered into Settlement and Release Agreement and at December 31, 2014 the Company has recorded a liability of $1.5 million in connection with the settlement of this matter.

In September 2013, the Company entered into a Settlement and Cross-License Agreement (the “Settlement Agreement”) with Medtronic MiniMed Inc., Medtronic Puerto Rico Operations Co. and MiniMed Distribution Corp. (collectively, “Medtronic”) of the lawsuit brought by Medtronic in United States District Court for the Central District of California alleging that the Company infringes certain Medtronic patents. The Settlement Agreement was entered into in full settlement of the patent infringement suit brought by Medtronic against the Company, which lawsuit was dismissed with prejudice on October 2, 2013. The Settlement Agreement provides for a one-time cash payment by the Company to Medtronic and a cross-license of certain patent claims. These licenses may generally not be assigned or sublicensed, but include “have made” licenses solely for each party's own sale of its products. Each license will terminate if the licensee is acquired by an entity in the business of manufacturing, marketing or distributing ambulatory external insulin pumps. In addition, each party agrees not to sue the other for patent infringement based on any existing product, or any feature, element or component, or any existing combination thereof, as exist in any currently existing commercially available products. The Company has recorded approximately $10 million of expense related to the one-time cash payment and associated legal fees in connection with the lawsuit.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, the Company believes that none of these currently pending matters will have an outcome material to its financial condition or business.

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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. At December 31, 2014, the Company has recorded a liability related to the assessment by the Massachusetts Department of Revenue. The Company continues to appeal the assessment. Under the Merger Agreement, the Company has been indemnified by the former stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. In August 2014, the Company entered into a Settlement Agreement with the former stockholders of Neighborhood Diabetes related to certain indemnified items. Amounts received by the Company under the Settlement Agreement were recorded as an offset to expenses in the year ended December 31, 2014.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Equity
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
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the years ended December 31, 2014, 2013, and 2012 was $22.5 million, $12.7 million, and $9.9 million, respectively, and was calculated based on awards ultimately expected to vest. In connection with the retirement of one of the Company's executives, the Company accelerated the vesting of options to purchase 83,875 shares of common stock and 164,000 restricted stock units previously granted to the executive. The accelerated vesting resulted in a modification of the original awards and resulted in $5.2 million of stock compensation expense in the year ended December 31, 2014.
At December 31, 2014, the Company had $29.9 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, upon the closing of the Company’s initial public offering, the Company’s 2007 Stock Option and Incentive Plan (the “2007 Plan”) became effective and the Company’s Board of Directors determined not to make any further grants under the Company’s 2000 Stock Option and Incentive Plan. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. At December 31, 2014, 2,596,092 shares remain available for future issuance under the 2007 Plan.
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

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the activity under the Company’s stock option plans:

	Number of Options(#)	Weighted Average Exercise Price($)	Aggregate Intrinsic Value($)
			(In thousands)
Balance, December 31, 2013	1,828,613	$16.46
Granted	838,846	38.97
Exercised	(754,522)	14.69	$20,418	(1)
Canceled	(65,268)	28.22
Balance, December 31, 2014	1,847,669	$26.99	$35,361
Vested, December 31, 2014	927,900	$19.59	$24,597	(2)
Vested and expected to vest, December 31, 2014 (3)	1,754,359		$34,437	(2)
_________________________

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2014, 2013 and 2012, was $20.4 million, $17.8 million and $9.0 million, respectively.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2014, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of December 31, 2014, plus the number of unvested options expected to vest as of December 31, 2014, based on the unvested options outstanding at December 31, 2014, adjusted for the estimated forfeitures.

At December 31, 2014, there were 1,847,669 options outstanding with a weighted average exercise price of $26.99 and a weighted average remaining contractual life of 7.4 years. At December 31, 2014, there were 927,900 options exercisable with a weighted average exercise price of $19.59 and a weighted average remaining contractual life of 5.8 years.
The Company recognizes compensation expense for all share-based payment awards made to its employees, directors and consultants. Stock-based compensation expense recognized is based on the value of the portion of stock-based awards that is ultimately expected to vest. The Company recognizes the value of stock-based compensation in operating expense using the straight-line method.
The Company uses the Black-Scholes option pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant using a pricing model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	0.12% - 1.98%	0.93% - 1.91%	0.80% - 1.16%
Expected term (in years)	1.0 - 6.25	6.25	6.25
Dividend yield	—	—	—
Expected volatility	37% - 63%	63% - 66%	67% - 71%
Risk-free interest rate.    The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options.
Expected volatility.    Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected life.    The Company analyzes historical employee stock option exercise and termination data to estimate the expected life assumption. The Company calculates the expected life assumption using the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options, as the Company believes this data currently represents the best estimate of the expected life of a new employee option. During the year ended December 31, 2014, the Company began stratifying its employee population into two groups based upon organizational hierarchy.
Dividend yield.    The Company has never declared or paid any cash dividends and does not plan to pay cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.
Forfeitures.    Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. During the year ended December 31, 2014, the Company began stratifying its employee population into two groups based upon organizational hierarchy and recognized additional expense of $0.9 million as a change in estimate using the cumulative catch-up method.
The weighted average grant date fair value of options granted for the years ended December 31, 2014, 2013 and 2012 was $15.88, $15.42, and $12.04, respectively. Stock-based compensation expense, related to stock options, recognized in the years ended December 31, 2014, 2013 and 2012 was $7.7 million, $4.6 million, and $4.8 million, respectively, and was calculated based on awards ultimately expected to vest.
At December 31, 2014, the Company had $12.6 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted-average period of 1.4 years.

2007 Employee Stock Purchase Plan
The 2007 Employee Stock Purchase Plan (“2007 ESPP”) was adopted by the Board of Directors and approved by stockholders in April 2007 and became effective upon the closing of the initial public offering in May 2007. The 2007 ESPP authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees.
All employees who are employed by the Company 20 days prior to the first day of the offering period and whose customary employment is for more than 20 hours a week are eligible to participate in the 2007 ESPP. Any employee who owns 5% or more of the voting power or value of shares of the Company’s common stock is not eligible to purchase shares under the 2007 ESPP.
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
The Company issued 13,620 shares of common stock in 2014, 12,970 shares of common stock in 2013, and 18,346 shares of common stock in 2012 to employees participating in the 2007 ESPP. The Company recorded approximately $0.1 million of stock-based compensation expense related to the 2007 ESPP in each of the years ended December 31, 2014, 2013 and 2012.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units
In the year ended December 31, 2014, the Company awarded 366,529 restricted stock units to certain employees and directors. The restricted stock units were granted under the 2007 Plan and vest annually over three to four years from the grant date. The restricted stock units granted have a weighted average fair value of $43.60 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the year ended December 31, 2014 were valued at approximately $16.0 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $14.7 million, $8.0 million and $5.1 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the years ended December 31, 2014, 2013 and 2012, respectively. Approximately $17.3 million of the fair value of the restricted stock units remained unrecognized as of December 31, 2014, and will be recognized over a weighted average period of 1.1 years. Under the terms of the award, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2013	1,011,893	$22.11
Granted	366,529	43.60
Vested	(523,240)	25.96
Forfeited	(108,570)	27.47
Balance, December 31, 2014	746,612	$31.40

Included in the 366,529 restricted stock units granted during the year ended December 31, 2014, 34,500 restricted stock units were subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units, if the performance conditions are achieved, these restricted stock units will then be subject to service-based vesting requirements over a three year period. The number of performance-based restricted stock units granted during the year ended December 31, 2014 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company does not expect that any of the performance-based restricted stock units granted in 2014 will be earned based on its evaluation of the performance criteria at December 31, 2014. Accordingly, the Company has recorded no stock compensation expense related to the 2014 performance-based stock units in the year ended December 31, 2014.
Shareholder Rights Plan
In November 2008, the Board of Directors of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan”), as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the ability of the Board of Directors to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring the Company or a large block of the Company’s common stock.
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

14. Defined Contribution Plan
The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon the first day of the month following 30 days of service. Eligible employees may elect to contribute 100% of their eligible compensation up to the IRS maximum. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. Since 2011, the Company has offered a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests over a four-year period (25% per year). The total amount contributed by the Company under the 401(k) Plan was $1.2 million, $1.0 million, and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

15. Income Taxes
The Company accounts for income taxes under ASC 740. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current	$61	$16	$121
Deferred	81	84	91
Total income tax expense	$142	$100	$212
For the years ended December 31, 2014, 2013, and 2012, the current portion of income tax expense is primarily related to state and foreign taxes. For the years ended December 31, 2014, 2013 and 2012, the deferred portion of tax expense primarily related to the U.S. Federal and State amounts.
The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2014	2013	2012
Tax at U.S. statutory rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	4.04	(4.21)	(1.18)
Tax credits	1.26	4.98	0.50
Permanent items	0.71	(5.49)	(1.37)
Change in valuation allowance	(38.79)	(29.32)	(32.34)
Other	(1.50)	(0.18)	(0.01)
Effective income tax rate	(0.28)%	(0.22)%	(0.40)%

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes as well as federal and state net operating losses and tax credit carryforwards. Significant components of the Company’s deferred tax assets (liabilities) consists of the following (in thousands):

	Year Ended December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$161,888	$154,872
Start up expenditures	1,416	1,672
Tax credits	6,968	9,841
Provision for bad debts	2,174	2,679
Depreciation	897	1,675
Other	9,777	6,357
Total deferred tax assets	$183,120	$177,096
Deferred tax liabilities:
Prepaids	$(935)	$(310)
Amortization of acquired intangibles	(5,218)	(6,734)
Amortization of debt discount	(11,947)	(11,214)
Goodwill	(304)	(223)
Other	—	(515)
Total deferred tax liabilities	$(18,404)	$(18,996)
Valuation allowance	$(165,020)	$(158,323)
Net deferred tax liabilities	$(304)	$(223)
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $165.0 million valuation allowance at December 31, 2014 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company provided a valuation allowance for the full amount of its net deferred tax asset for the years ended December 31, 2014 and 2013 because it is not more likely than not that the future tax benefit will be realized. In the year ended December 31, 2014, the Company’s valuation allowance increased by $6.7 million to $165.0 million from the balance at December 31, 2013 of $158.3 million. The change in the valuation allowance is primarily attributable to the deferred tax liabilities related to amortization of debt discount, offset by an increase in net operating loss carryfowards.

At December 31, 2014, the Company had approximately $500.6 million, $246.7 million and $7.0 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. If not utilized, these federal carryforwards will begin to expire in 2020 and will continue to expire through 2034, and the state carryforwards will continue to expire through 2034. At December 31, 2013, the Company had approximately $461.7 million, $217.5 million and $9.8 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which may be used in future years. There will be a yearly limitation placed on the amount of net operating loss available for use in future years. Additionally, it is probable that a portion of the research and development tax credit carryforward may not be available to offset future income.
The Company had no unrecognized tax benefits December 31, 2014 and 2013, respectively.
The Company currently intends to reinvest the total amount of its unremitted earnings in the local international jurisdiction. As such, the Company has not provided for U.S. Federal income taxes on the unremitted earnings of its international subsidiary.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Quarterly Data (Unaudited)

	2014 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$72,561	$74,985	$72,013	$69,161
Gross profit	$36,673	$38,042	$35,765	$32,808
Net loss	$(5,400)	$(10,845)	$(29,111)	$(6,144)
Net loss per share	$(0.10)	$(0.19)	$(0.53)	$(0.11)

	2013 Quarters ended
	December 31	September 30	June 30	March 31
	(In thousands, except per share data)
Revenue	$68,533	$61,103	$60,092	$57,356
Gross profit	$33,018	$27,395	$26,833	$25,155
Net loss	$(2,500)	$(21,290)	$(10,519)	$(10,665)
Net loss per share	$(0.04)	$(0.39)	$(0.20)	$(0.20)

Net loss in the second quarter of 2014 includes $1.4 million of other expense related to the reversal of the mark to market fair value of the call feature on the modified portion of the Company's 3.75% Notes originally recognized as other income in the fourth quarter of 2013.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in our accounts receivable reserve and deferred tax valuation allowance accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
	(In thousands)
Year Ended December 31, 2014
Allowance for doubtful accounts	$7,133	$3,254	$4,550	$5,837
Deferred tax valuation allowance	$158,323	$21,070	$14,373	$165,020
Year Ended December 31, 2013
Allowance for doubtful accounts	$6,627	$4,741	$4,235	$7,133
Deferred tax valuation allowance	$145,927	$32,050	$19,654	$158,323
Year Ended December 31, 2012
Allowance for doubtful accounts	$7,021	$3,409	$3,803	$6,627
Deferred tax valuation allowance	$129,223	$20,972	$4,268	$145,927