Form 10-Q
period 2015-03-31
INSULET CORP
filed 2015-04-30
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2015, the registrant had 56,750,931 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$145,608	$151,193
Accounts receivable, net	36,093	39,882
Inventories	20,065	13,099
Prepaid expenses and other current assets	3,661	4,022
Total current assets	205,427	208,196
Property and equipment, net	44,612	37,069
Intangible assets, net	13,155	14,064
Goodwill	37,536	37,536
Other assets	4,986	5,291
Total assets	$305,716	$302,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,246	$14,659
Accrued expenses and other current liabilities	25,267	24,703
Deferred revenue	1,867	1,554
Current portion of capital lease obligations	5,996	3,380
Total current liabilities	47,376	44,296
Capital lease obligations	3,965	2,263
Long-term debt, net of discount	170,595	168,994
Other long-term liabilities	3,038	2,774
Total liabilities	224,974	218,327
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2015 and December 31, 2014. Issued and outstanding: zero shares at March 31, 2015 and December 31, 2014.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2015 and December 31, 2014. Issued and outstanding: 56,704,347 and 56,299,022 shares at March 31, 2015 and December 31, 2014, respectively.	57	56
Additional paid-in capital	670,544	661,798
Accumulated deficit	(589,859)	(578,025)
Total stockholders’ equity	80,742	83,829
Total liabilities and stockholders’ equity	$305,716	$302,156

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2015	2014
Revenue	$61,215	$69,161
Cost of revenue	28,408	36,353
Gross profit	32,807	32,808
Operating expenses:
Research and development	8,207	6,779
General and administrative	15,829	14,259
Sales and marketing	17,401	13,656
Total operating expenses	41,437	34,694
Operating loss	(8,630)	(1,886)
Interest income	36	31
Interest expense	(3,193)	(4,489)
Other income, net	5	265
Interest and other expense, net	(3,152)	(4,193)
Loss before income taxes	(11,782)	(6,079)
Income tax expense	(52)	(65)
Net loss	$(11,834)	$(6,144)
Net loss per share basic and diluted	$(0.21)	$(0.11)
Weighted-average number of shares used in calculating net loss per share	56,496,648	55,089,028

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net loss	$(11,834)	$(6,144)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,433	3,070
Non-cash interest and other expense	1,883	2,528
Stock-based compensation expense	5,305	4,360
Provision for bad debts	328	891
Changes in operating assets and liabilities:
Accounts receivable	3,461	(4,503)
Inventories	(6,966)	(985)
Deferred revenue	313	(288)
Prepaid expenses and other assets	384	(904)
Accounts payable, accrued expenses and other current liabilities	(59)	917
Other long-term liabilities	264	41
Net cash used in operating activities	(3,488)	(1,017)
Cash flows from investing activities
Purchases of property and equipment	(4,346)	(2,157)
Net cash used in investing activities	(4,346)	(2,157)
Cash flows from financing activities
Principal payments of capital lease obligations	(1,193)	(618)
Proceeds from issuance of common stock	4,876	3,561
Payment of withholding taxes in connection with vesting of restricted stock units	(1,434)	(3,882)
Net cash provided by (used in) financing activities	2,249	(939)
Net decrease in cash and cash equivalents	(5,585)	(4,113)
Cash and cash equivalents, beginning of period	151,193	149,727
Cash and cash equivalents, end of period	$145,608	$145,614
Non-cash investing and financing activities
Purchases of property and equipment under capital lease	$5,721	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
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
In June 2011, the Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in order to expand the Company’s full-suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, the Company is able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and has the ability to process claims as either durable medical equipment or through pharmacy benefits.
The Company began commercial sale of the OmniPod System in the United States in 2005. The Company sells the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through its distribution partners. The OmniPod System is currently available in multiple countries in Europe and in Canada. The Company has been selling its new OmniPod System since 2013. The new OmniPod System is approximately one-third smaller and one-quarter lighter than the original model, while maintaining the same features and operating capabilities.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market accounts, which are carried at cost which approximates their fair value. Outstanding letters of credit, related to security deposits for lease obligations, totaled $1.2 million as of March 31, 2015 and December 31, 2014.
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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. To test for impairment, the Company has elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. No goodwill impairment was recorded in the three months ended March 31, 2015 or 2014.
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
In June 2011, the Company entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, the Company was required to perform design, development, regulatory, and other services to support the pharmaceutical company as it worked to obtain regulatory approval to use the Company’s drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, the Company has invoiced amounts based upon meeting certain deliverable milestones. Revenue on the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments was recognized as a change in estimate using the cumulative catch-up method. The pharmaceutical company received regulatory approval and now purchases product from the Company for use with its pharmaceutical under a supply agreement. Product revenue under this arrangement is recognized at the time that all of the revenue recognition criteria are met, typically upon shipment.
The Company deferred revenue of $1.9 million and $1.6 million as of March 31, 2015 and December 31, 2014, respectively.
International sales accounted for 7% and 19% of total revenue during the three months ended March 31, 2015 and 2014, respectively.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers. These shipping and handling costs are included in general and administrative expenses.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents. The Company maintains the majority of its cash with two financial institutions.
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of March 31, 2015 and December 31, 2014, liabilities from this vendor represented approximately 23% and 24% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
 In the three months ended March 31, 2015 no single customer represented 10% or more of the Company’s revenue. In the three months ended March 31, 2014, two customers represented 15% and 13% of total revenue, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company may make additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning after January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-09. The Company has not yet selected a transition method nor has it determined the effect of the standard on our consolidated financial position and results of operations.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

The guidance is effective for annual reporting periods beginning after December 15, 2015, and must be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-03.
Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	3	Page	9

Accounts Receivable and Allowance for Doubtful Accounts	Note	7	Page	14

Inventories	Note	8	Page	14

Intangibles and Other Long-Lived Assets	Note	9	Page	15

Warranty	Note	10	Page	16

Stock-Based Compensation	Note	12	Page	17

Income Taxes	Note	13	Page	19
Note 3. Fair Value Measurements
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
To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, as described in ASC 820, of which the first two are considered observable and the last unobservable:
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The assets and liabilities subject to fair value measurement standards at March 31, 2015 and December 31, 2014 are cash equivalents, consisting of money market funds, and long-term debt which are both based on Level 1 inputs.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.

The following tables provides a summary of financial assets that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2015
Cash Equivalents - Money Market Funds	$123,155	$123,155	$—	$—
December 31, 2014
Cash Equivalents - Money Market Funds	$123,141	$123,141	$—	$—

Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues and included the impact of the conversion features.
The carrying amounts and the estimated fair values of financial instruments as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$170,595	$202,377	$168,994	$237,475
The Company issued $201.3 million in principal amount of 2% Notes (as defined below) in June 2014. The carrying value of the 2% Notes at March 31, 2015 includes a debt discount of $30.7 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The decrease in the estimated fair values of these liabilities from December 31, 2014 to March 31, 2015 represents the impact of the quoted bond prices at those dates.
Note 4. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2015	December 31, 2014
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(30,655)	(32,256)
Long-term debt, net of discount	$170,595	$168,994
Deferred financing costs	$4,693	$4,974
Interest expense related to the 3.75% Notes (as defined below) and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual coupon interest	$1,006	$1,348
Accretion of debt discount	1,601	2,625
Amortization of debt issuance costs	282	146
Total interest and other expense	$2,889	$4,119

3.75% Convertible Senior Notes
In June 2011, the Company sold $143.8 million in principal amount of 3.75% Convertible Senior Notes due June 15, 2016 (the "3.75% Notes"). The interest rate on the notes was 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes were convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which was equivalent to a conversion price of approximately $26.20 per share.
In connection with the issuance of the 3.75% Notes, the Company repurchased $70 million in principal amount of its 5.375% Convertible Senior Notes due June 15, 2013 (the "5.375% Notes") for $85.1 million, a 21.5% premium on the principal amount. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. These investors’ combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes and was accounted for separately from the issuance of the remainder of the 3.75% Notes.
The Company recorded a total debt discount of $25.8 million related to the modified debt. This discount consisted of $10.5 million related to the remaining debt discount on the $70 million in principal amount of 5.375% Notes repurchased, $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The total debt discount was being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. Additionally, the Company paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest and other expense at the time of the modification.
As of December 31, 2013, the 5.375% Notes were repaid in full and no amounts remained on the Company's balance sheet related to these notes.
Of the $143.8 million in principal amount of 3.75% Notes issued in June 2011, $84.3 million in principal amount was considered to be an issuance of new debt. The Company recorded a debt discount of $26.6 million related to the $84.3 million in principal amount of 3.75% Notes. The debt discount was recorded as additional paid-in capital to reflect the value of its nonconvertible debt borrowing rate of 12.4% per annum and was being amortized as non-cash interest expense over the five year term of the 3.75% Notes. The Company incurred deferred financing costs related to this offering of approximately $2.8 million, of which $0.9 million has been reclassified as an offset to the value of the amount allocated to equity. The remainder was recorded as other assets in the consolidated balance sheet and was being amortized as non-cash interest expense over the five year term of the 3.75% Notes.
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
Beginning on June 20, 2014, the Company had the right to redeem the 3.75% Notes, at its option, in whole or in part, if the last reported sale price per share of the Company’s common stock was at least 130% of the conversion price then in effect for at least 20 trading days during a period of 30 consecutive trading days. In June 2014, the Company met the redemption requirements and notified holders of its intent to redeem the outstanding $28.8 million in principal amount of 3.75% Notes in July 2014. Prior to the redemption date, holders of $28.5 million in principal amount of 3.75% Notes exercised their right to convert their outstanding 3.75% Notes. The Company settled this conversion of the 3.75% Notes in July 2014 by providing cash of $28.5 million for the principal amount of the outstanding 3.75% Notes converted and issuing 348,535 shares of common stock for the conversion premium totaling $12.6 million, for a total consideration paid of $41.1 million. The Company settled the redemption of the remaining $0.3 million in principal amount in exchange for a cash payment of $0.3 million representing principal and accrued and unpaid interest. The Company allocated $27.9 million of the total consideration paid to the debt and $13.5 million to equity.
The Company recorded a loss on extinguishment of debt of $23.2 million in connection with the repurchase and redemption of the 3.75% Notes during the year ended December 31, 2014, representing the excess of the $140.3 million allocated to the debt over its carrying value, net of deferred financing costs.
Certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, were considered embedded derivatives and were required to be bifurcated and accounted for at fair value. The Company assessed the value of these embedded derivatives at each balance sheet date and recorded $0.2 million of other income related to the increase in the fair value of the call feature in the three months ended March 31, 2014.
No cash interest expense was recorded related to the 3.75% Notes in the three months ended March 31, 2015. Cash interest expense related to the outstanding 3.75% Notes was $1.3 million in the three months ended March 31, 2014. No non-cash interest expense was recorded in the three months ended March 31, 2015 related to the 3.75% Notes, compared to $2.8 million in the three months ended March 31, 2014.
As of December 31, 2014, no amounts remain outstanding related to the 3.75% Notes.
2% Convertible Senior Notes
In June 2014, the Company sold $201.3 million in principal amount of the 2% Notes due June 15, 2019. The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 2% Notes are convertible into the Company’s common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances.
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
Cash interest expense related to the 2% Notes was $1.0 million in the three month period ended March 31, 2015. Non-cash interest expense related to the 2% Notes was $1.9 million in the three month period ended March 31, 2015.
As of March 31, 2015, the Company included $170.6 million on its balance sheet in long-term debt related to the 2% Notes.

Note 5. Capital Lease Obligations
As of March 31, 2015 and December 31, 2014, the Company has approximately $13.7 million and $8.0 million of manufacturing equipment acquired under capital leases, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%.
The assets have been recorded at their fair value of $13.7 million and are included in property and equipment on the Company's balance sheet as of March 31, 2015. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.5 million and $0.3 million in the three months ended March 31, 2015 and 2014, respectively.
Assets held under capital leases consist of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Manufacturing equipment	$13,705	$7,984
Less: Accumulated amortization	(2,400)	(1,885)
Total	$11,305	$6,099
The aggregate future minimum lease payments related to these capital leases as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$5,285
2016	5,639
2017	269
Total future minimum lease payments	$11,193
Interest expense	(1,232)
Total capital lease obligations	$9,961
The Company recorded $0.3 million of interest expense on the capital leases in both the three months ended March 31, 2015 and 2014.
Note 6. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2015 and 2014, all potential common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2015	2014
3.75% Convertible Senior Notes	—	5,487,642
2.00% Convertible Senior Notes	4,327,257	—
Unvested restricted stock units	961,947	1,024,695
Outstanding options	2,769,259	1,722,082
Total dilutive common shares	8,058,463	8,234,419

Note 7. Accounts Receivable
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
Accounts receivable from one customer represented 13% of gross accounts receivable as of March 31, 2015. As of December 31, 2014 accounts receivable from two customers represented approximately 19% and 10% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of
	March 31, 2015	December 31, 2014
Trade receivables	$41,469	$45,719
Allowance for doubtful accounts	(5,376)	(5,837)
Total accounts receivable	$36,093	$39,882
Note 8. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of March 31, 2015 and December 31, 2014. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for net realizable value based on quantities on hand and expectations of future use.
Inventories consist of the following (in thousands):

	As of
	March 31, 2015	December 31, 2014
Raw materials	$1,616	$853
Work-in-process	—	254
Finished goods	18,449	11,992
Total inventories	$20,065	$13,099

Note 9. Other Intangible Assets
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
Other intangible assets consist of the following (in thousands):

	As of
	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$30,100	$(19,029)	$11,071	$30,100	$(18,167)	$11,933
Tradename	2,800	(716)	2,084	2,800	(669)	2,131
Total intangible assets	$32,900	$(19,745)	$13,155	$32,900	$(18,836)	$14,064
Amortization expense related to other intangible assets was approximately $0.9 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

	Amortization Expense
Years Ending December 31,	Customer Relationships	Tradename	Total
2015 (remaining)	$2,202	$140	$2,342
2016	2,478	187	2,665
2017	2,003	187	2,190
2018	1,619	187	1,806
2019	1,309	187	1,496
Thereafter	1,460	1,196	2,656
Total	$11,071	$2,084	$13,155
As of March 31, 2015, the weighted average amortization period of the Company’s intangible assets is approximately 7 years.

Note 10. Product Warranty Costs
The Company provides a four-year warranty on its PDMs and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at the beginning of the period	$2,614	$3,090
Warranty expense	467	693
Warranty claims settled	(420)	(683)
Balance at the end of the period	$2,661	$3,100

	As of
	March 31, 2015	December 31, 2014
Composition of balance:
Short-term	$975	$981
Long-term	1,686	1,633
	$2,661	$2,614
Note 11. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, New York, Florida, and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In 2013, the Company entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. In 2013, the Company extended its Singapore lease which now expires in July 2015. In 2014, the Company amended its existing lease for warehouse space in Billerica, Massachusetts. In addition to extending the term, the Company increased the approximate square footage under the lease. The lease now expires in September 2019. Additionally, in 2014, the Company amended its existing lease for office space in New York which now expires in January 2019. The Company's Florida lease expires in December 2015.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions.
The aggregate future minimum lease payments related to these leases as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$1,660
2016	2,196
2017	2,284
2018	2,290
2019	2,181
Thereafter	6,080
Total	$16,691

Legal Proceedings
In October 2013, the Company received a letter from the Office of the Massachusetts Attorney General contending that prior to September 2012 Neighborhood Diabetes engaged in improper sales practices by automatically refilling certain prescriptions for MassHealth patients. The Company responded to this letter, stating that Neighborhood Diabetes’ refill practices during the period in question were appropriate and consistent with applicable laws. The Company entered into a Settlement and Release Agreement and paid approximately $1.5 million in connection with the settlement of this matter in the first quarter of 2015.
The Company is in the process of responding to a letter of preliminary audit results received in April 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due to the preliminary nature of this matter, the Company is not able to assess its ultimate outcome, or reasonably estimate a range of possible loss.
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
The Company is subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to the acquisition. At March 31, 2015, the Company has recorded a liability related to the assessment by the Massachusetts Department of Revenue. The Company continues to appeal the assessment. Under the Merger Agreement with Neighborhood Diabetes, the Company was indemnified by the former stockholders of Neighborhood Diabetes for any liability resulting from or related to any tax attributable to pre-acquisition periods. In August 2014, the Company entered into a Settlement Agreement with the former stockholders of Neighborhood Diabetes related to certain indemnified items. Amounts received by the Company under the Settlement Agreement were recorded as an offset to expenses in 2014.
Note 12. Equity
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
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended March 31, 2015 and 2014 was $5.3 million and $4.4 million, respectively, and was calculated based on awards ultimately expected to vest.
At March 31, 2015, the Company had $50.2 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008 and May 2012 to provide for the issuance of additional shares and to amend certain other provisions. As of March 31, 2015, 999,090 shares remain available for future issuance under the 2007 Plan.
In the three months ended March 31, 2015, the Company awarded 155,500 shares of performance-based incentive stock options. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2014	1,847,669	$26.99
Granted	1,271,391	33.98
Exercised(1)	(319,079)	15.35	$6,958
Canceled	(30,722)	28.11
Balance, March 31, 2015	2,769,259	$31.53	$12,063
Vested, March 31, 2015(2)	830,911	$25.27	$8,401
Vested and expected to vest, March 31, 2015(2)(3)	2,538,150		$11,696

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of March 31, 2015, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of March 31, 2015, plus the number of unvested options expected to vest as of March 31, 2015, based on the unvested options outstanding at March 31, 2015, adjusted for the estimated forfeiture.

At March 31, 2015 there were 2,769,259 options outstanding with a weighted average exercise price of $31.53 and a weighted average remaining contractual life of 8.5 years. At March 31, 2015 there were 830,911 options exercisable with a weighted average exercise price of $25.27 and a weighted average remaining contractual life of 6.6 years.
Employee stock-based compensation expense related to stock options in the three month periods ended March 31, 2015 and 2014 was $3.0 million and $1.6 million, respectively, and was based on awards ultimately expected to vest. At March 31, 2015, the Company had $23.6 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan
As of March 31, 2015 and 2014 the Company had no shares contingently issued under the employee stock purchase plan (“ESPP”). In the three months ended March 31, 2015 and 2014, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the three months ended March 31, 2015, the Company awarded 418,584 restricted stock units to certain employees. The restricted stock units were granted under the 2007 Plan and vest annually over a three year period from the grant date. There were no restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units) awarded in the three month period ended March 31, 2015. The restricted stock units granted have a weighted average fair value of $33.81 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the three months ended March 31, 2015 were valued at approximately $14.2 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $2.3 million and $2.8 million of stock compensation expense related to the vesting of restricted stock units was recognized in the three months ended March 31, 2015 and 2014, respectively. Approximately $26.6 million of the fair value of the restricted stock units remained unrecognized as of March 31, 2015 and will be recognized over a weighted average period of 1.5 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2014	746,612	$31.40
Granted	418,584	33.81
Vested	(132,476)	29.68
Forfeited	(70,773)	35.72
Balance, March 31, 2015	961,947	$32.35
Note 13. Income Taxes
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
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2011 through 2013 and 2010 through 2013, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At March 31, 2015 and December 31, 2014, the Company provided a valuation allowance for the full amount of its net deferred tax asset because it is not more likely than not that the future tax benefit will be realized.

Income tax expense consists of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Current	$24	$31
Deferred	28	34
Total	$52	$65
In the three months ended March 31, 2015 and 2014, the current portion of income tax expense primarily related to state and foreign taxes, and the deferred portion primarily related to U.S. Federal and State amounts.
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
The Company had no unrecognized tax benefits at March 31, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
You should read the following discussion of our financial condition and results of operations in conjunction with our consolidated financial statements and the accompanying condensed notes to those financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.
These risks and uncertainties include, but are not limited to:

•	risks associated with our dependence on our principal product, the OmniPod System;

•	our ability to sustain or reduce production costs and increase customer orders and manufacturing volumes;

•	adverse changes in general economic conditions;

•	impact of healthcare reform laws;

•	our inability to raise additional funds in the future on acceptable terms or at all;

•	potential supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;

•	the potential establishment of a competitive bid program;

•	failure to retain supplier pricing discounts and achieve satisfactory gross margins;

•	failure to retain key supplier and payor partners;

•	international business risks;

•
our inability to secure and retain adequate coverage or reimbursement for the OmniPod System by third-party payors and potential adverse changes in reimbursement rates or policies relating to the OmniPod System;

•	failure to retain key payor partners and their members;

•	failure to retain and manage successfully our Medicare and Medicaid business;

•	potential adverse effects resulting from competition;

•	reliance on information technology systems and our ability to control related risks, including a cyber-attack or other breach or disruption of these systems;

•	technological breakthroughs and innovations adversely affecting our business, and our own new product development initiatives may prove to be ineffective or not commercially successful;

•	potential termination of our license to incorporate a blood glucose meter into the OmniPod System, or our inability to enter into new license agreements;

•	challenges to the further development of our non-insulin drug delivery business;

•
our ability to protect our intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others;

•	adverse regulatory or legal actions relating to the OmniPod System;

•	failure of our contract manufacturers or component suppliers to comply with the FDA’s quality system regulations;

•
the potential violation of federal or state laws prohibiting “kickbacks” or protecting the confidentiality of patient health information, or any challenge to or investigation into our practices under these laws;

•	product liability lawsuits that may be brought against us;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors;

•	potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the OmniPod System;

•	the concentration of substantially all of our operations at a single location in China and substantially all of our inventory at a single location in Massachusetts;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	fluctuations in quarterly results of operations;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the expansion of our distribution network;

•	our ability to successfully maintain effective internal control over financial reporting;

•	the volatility of the price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our 2% Convertible Senior Notes due June 15, 2019;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
The factors discussed above are not intended to be a complete statement of all risks and uncertainties and should be evaluated with all other risks described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2015 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
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
We began commercial sale of the OmniPod System in the United States in 2005. We sell the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through our distribution partners. The OmniPod System is currently available in multiple countries in Europe and in Canada. We have been selling our new OmniPod System since 2013. The new OmniPod System is more than one-third smaller and one-quarter lighter than the original version, while maintaining the same features and operating capabilities.

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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $61.2 million and $69.2 million for the three months ended March 31, 2015 and 2014, respectively.
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
We seek to increase manufacturing volumes and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we have been able to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. We continue to seek to sustain or reduce our cost per OmniPod through reductions in the bill of material as well as through manufacturing efficiencies. We believe our current manufacturing capacity is sufficient to meet our expected 2015 demand for OmniPods.
We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.
Since our inception in 2000, we have incurred losses every quarter. In the three months ended March 31, 2015, we incurred net losses of $11.8 million. As of March 31, 2015, we had an accumulated deficit of $589.9 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of March 31, 2015, we had $201.3 million of convertible debt outstanding which matures in June 2019.
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in 2015 will be focused primarily on the expansion of our customer base in the United States and internationally. Achieving these objectives is expected to require additional investments in certain personnel and initiatives. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
At March 31, 2015, we had cash and cash equivalents totaling $145.6 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.

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
In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, we were required to perform design, development, regulatory, and other services to support the pharmaceutical company as it worked to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced amounts based upon meeting certain deliverable milestones. Revenue on the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments was recognized as a change in estimate using the cumulative catch-up method. The pharmaceutical company received regulatory approval and now purchases product from us for use with its pharmaceutical under a supply agreement. Product revenue under this arrangement is recognized at the time that all of the revenue recognition criteria are met, typically upon shipment.
As of March 31, 2015 and December 31, 2014, we had deferred revenue of $1.9 million and $1.6 million, respectively.
For the year ending December 31, 2015, we expect our revenue to continue to increase as we gain new customers in the United States; continue expansion in Europe, Canada, and certain other international markets and increase commercial sales with our other drug delivery partners. Increased revenue is dependent upon the success of our sales efforts and our ability to produce OmniPods in sufficient volumes as our patient base grows and is subject to other risks and uncertainties, including the potential for a reduction in on-hand inventory levels amongst our distributors.
Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty and overhead costs such as freight and depreciation related to the OmniPod System and the cost of products we acquire from third party suppliers. Cost of revenue will continue to increase as our revenue increases; however, we expect our gross margin to improve as our revenue mix changes and we continue to sustain or reduce our per OmniPod cost.
Research and development.    Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and the costs of market studies and product development projects. We expense all research and development costs as incurred. For the year ending December 31, 2015, we expect overall research and development spending to increase from our 2014 spend as we increase development efforts on our on-going projects including continued improvements to the manufacturing process of the OmniPod System, the development of the new PDM, the integration with continuous glucose monitoring technology, the development of the Type 2 pump with Eli Lilly and Company and the ability to use our technology as a delivery platform for other pharmaceuticals.
General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the year ending December 31, 2015, we expect general and administrative expenses to slightly increase compared to 2014 as we continue to advance our business and strengthen our management team.
Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses in the year ending December 31, 2015 to increase compared to 2014 as we expand our commercial team and invest in initiatives that will enhance awareness and drive increased adoption of the OmniPod System.

Results of Operations
This section discusses our consolidated results of operations for the first quarter of 2015 compared to the first quarter of 2014, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

	Three Months Ended March 31,
(In Thousands)	2015	2014	$ Change	% Change
Revenue	$61,215	$69,161	$(7,946)	(11)%
Cost of revenue	28,408	36,353	(7,945)	(22)%
Gross profit	32,807	32,808	(1)	—%
Operating expenses:
Research and development	8,207	6,779	1,428	21%
General and administrative	15,829	14,259	1,570	11%
Sales and marketing	17,401	13,656	3,745	27%
Total operating expenses	41,437	34,694	6,743	19%
Operating loss	(8,630)	(1,886)	6,744	358%
Interest and other expense, net	(3,152)	(4,193)	(1,041)	(25)%
Income tax expense	(52)	(65)	(13)	(20)%
Net loss	$(11,834)	$(6,144)	$5,690	93%
Revenue
Our total revenue decreased $7.9 million in the first quarter of 2015 compared to the first quarter of 2014, primarily the result of lower international revenue offset by an increase in our other drug delivery revenues.
Cost of Revenue
Cost of revenue was $28.4 million for the three months ended March 31, 2015 compared to $36.4 million for the same period in 2014. The $8.0 million decrease was mainly due to lower sales volumes and lower per-unit costs of the OmniPod System largely resulting from efficiencies and improvements in the manufacturing process.
Research and Development
Research and development expenses increased $1.4 million to $8.2 million for the three months ended March 31, 2015, compared to $6.8 million for the same period in 2014. The increase was a result of a $0.7 million increase in employee related expenses, including costs related to the addition of employees and higher management transition costs. Additionally, we incurred an increase of approximately $0.7 million in consulting and clinical trial expenses related to our development projects.
General and Administrative
General and administrative expenses increased $1.6 million in the first quarter of 2015 compared to the first quarter of 2014, primarily as a result of a $2.1 million increase in employee related expenses, including costs related to the addition of employees, higher stock-based compensation and management transition costs. The increase was offset by a decrease of $0.8 million in bad debt expense and freight costs.
Sales and Marketing
Sales and marketing expenses increased $3.7 million to $17.4 million for the three months ended March 31, 2015, compared to $13.7 million for the same period in 2014. The increase was mainly the result of a $2.7 million increase in employee related expenses due to the addition of employees as we continue to expand our sales force. Additionally, we incurred a $1.0 million increase in costs associated with marketing campaigns as we continue to expand awareness of the OmniPod System.
Interest and Other Expense, Net
Interest and other expense, net decreased $1.0 million in the first quarter of 2015 compared to the first quarter of 2014, primarily due to the 2% interest rate on our long-term debt in the first quarter of 2015 compared to the 3.75% interest rate in the prior year period.

Income Tax Expense
Income tax expense was $0.1 million for both the three months ended March 31, 2015 and 2014. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state and foreign taxes and the deferred portion primarily related to federal and state tax amounts. Additional information regarding income tax expenses is provided in note 13 to the consolidated financial statements included in this Form 10-Q.
Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt.
As of March 31, 2015, we had $145.6 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
In July 2014, in connection with the extinguishment of $28.5 million in principal amount of 3.75% Notes (as defined below), we issued 348,535 shares of common stock to the holders representing the conversion value in excess of the principal amount.
Additional information about our common stock issuances is provided in note 12 to the consolidated financial statements included in this Form 10-Q.
Debt
We had outstanding convertible debt and related deferred financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2015	December 31, 2014
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(30,655)	(32,256)
Long-term debt	$170,595	$168,994
Deferred financing costs	$4,693	$4,974
Interest expense related to the 3.75% Notes and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Contractual coupon interest	$1,006	$1,348
Accretion of debt discount	1,601	2,625
Amortization of debt issuance costs	282	146
Total interest and other expense	$2,889	$4,119
3.75% Convertible Senior Notes
In June 2011, we sold $143.8 million in principal amount of 3.75% Convertible Senior Notes due June 15, 2016 (the "3.75% Notes"). The interest rate on the notes was 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes were convertible into our common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which was equivalent to a conversion price of approximately $26.20 per share.
In connection with the issuance of the 3.75% Notes, we repurchased $70 million in principal amount of the 5.375% Convertible Senior Notes due June 15, 2013 (the "5.375% Notes") for $85.1 million. The investors that held the $70 million in principal amount of repurchased 5.375% Notes purchased $59.5 million in principal amount of the 3.75% Notes and retained approximately $13.5 million in principal amount of the remaining 5.375% Notes. These investors’ combined $73.0 million in principal amount of convertible debt ($13.5 million of 5.375% Notes and $59.5 million of 3.75% Notes) was considered to be a modification of a portion of the 5.375% Notes.

We recorded a total debt discount of $25.8 million related to the modified debt. This discount consisted of $10.5 million related to the remaining debt discount on the $70 million in principal amount of 5.375% Notes repurchased, $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The total debt discount was being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. Additionally, we paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense at the time of the modification.
As of December 31, 2013, the 5.375% Notes were repaid in full and no amounts remained on our balance sheet related to these notes.
In June 2014, in connection with the issuance of $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the “2% Notes”), we repurchased approximately $114.9 million in principal amount of the 3.75% Notes for $160.7 million. Investors that held approximately $80.0 million of 3.75% Notes purchased approximately $98.2 million in principal amount of the 2% Notes. The repurchase of the 3.75% Notes was treated as an extinguishment of debt accounted for separately from the issuance of the 2% Notes and allocated to debt and equity based on their respective fair values immediately prior to the transaction.
In June 2014, we met the redemption requirements of the 3.75% Notes and notified holders of our intent to redeem the outstanding $28.8 million principal amount in July 2014. Prior to the redemption date, holders of $28.5 million in principal amount of 3.75% Notes notified us that they exercised their right to convert their outstanding 3.75% Notes. We settled this conversion of the 3.75% Notes in July 2014 by providing cash of $28.5 million for the principal amount of the outstanding 3.75% Notes converted and issuing 348,535 shares of common stock for the conversion premium totaling $12.6 million, for a total consideration paid of $41.1 million. We settled the redemption of the remaining $0.3 million in principal amount in exchange for a cash payment of $0.3 million representing principal and accrued and unpaid interest. We allocated $27.9 million of the total consideration paid to the debt and $13.5 million to equity, and recorded a loss on extinguishment of debt of $23.2 million in connection with the repurchase and redemption of the 3.75% Notes during the year ended December 31, 2014.
No cash interest expense was recorded related to the 3.75% Notes in the three months ended March 31, 2015. Cash interest expense related to the outstanding 3.75% Notes was $1.3 million in the three months ended March 31, 2014.
As of December 31, 2014, no amounts remained outstanding related to the 3.75% Notes.
2% Convertible Senior Notes
In June 2014 we sold $201.3 million in principal amount of the 2% Notes due June 15, 2019. The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 2% Notes are convertible into our common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances.
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
Cash interest expense related to the 2% Notes was $1.0 million in the three month period ended March 31, 2015. Non-cash interest expense related to the 2% Notes was $1.9 million in the three month period ended March 31, 2015.
As of March 31, 2015, we included $170.6 million on the balance sheet in long-term debt related to the 2% Notes.
Additional information regarding our debt issuances is provided in note 4 to the consolidated financial statements included in this Form 10-Q.

Capital Leases
As of March 31, 2015 and December 31, 2014, we have approximately $13.7 million and $8.0 million of manufacturing equipment acquired under capital leases, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%. The assets have been recorded at their fair value of $13.7 million and are included in property and equipment on our balance sheet as of March 31, 2015.
At March 31, 2015, $6.0 million was included in current liabilities and $4.0 million was included in long-term liabilities on our balance sheet related to these capital leases. The aggregate future minimum lease payments related to these capital leases as of March 31, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$5,285
2016	5,639
2017	269
Total future minimum lease payments	$11,193
Interest expense	(1,232)
Total capital lease obligations	$9,961
We recorded $0.3 million of interest expense on the capital leases in both the three months ended March 31, 2015, and 2014.
Operating Activities
The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash used in operating activities	$(3,488)	$(1,017)
Net loss	$(11,834)	$(6,144)
In the three months ended March 31, 2015, net cash used in operating activities was primarily attributable to operations after adjustments for non-cash and other expenses of approximately $10.9 million. Non-cash and other items included depreciation and amortization of $3.4 million, stock-based compensation of $5.3 million, non-cash interest and other expense of $1.9 million and provision for bad debts of $0.3 million.
Non-cash and other items used in operating activities was $10.8 million in the three months ended March 31, 2014, and included depreciation and amortization of $3.1 million, stock-based compensation of $4.3 million, non-cash interest and other expense of $2.5 million and provision of bad debts of $0.9 million.
Uses of cash from operations in the three months ended March 31, 2015 was primarily a result of our net loss and a decrease in accounts receivable of $3.5 million offset by an increase of $7.0 million in inventories.
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by (used in) financing activities for each of the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash used in investing activities	$(4,346)	$(2,157)
Cash provided by (used in) financing activities	$2,249	$(939)
Cash used in investing activities in the three months ended March 31, 2015 and 2014 was primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of the OmniPod System.
Cash provided by financing activities in the three months ended March 31, 2015 was mainly related to the net proceeds from the issuance of common stock related to exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period and payment of certain capital lease obligations. Cash used in financing activities in the three months ended March 31, 2014 mainly related to our payment of taxes in connection with the vesting of the restricted stock units in the period, offset by the net proceeds from the issuance of common stock related to exercises of employee stock options.
Commitments and Contingencies
We lease our facilities in Massachusetts, New York, Florida, and Singapore. Our leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In 2013, we entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for our corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. In 2013, we extended our Singapore lease which now expires in July 2015. In 2014, we amended our existing lease for warehouse space in Billerica, Massachusetts. In addition to extending the term, we increased the approximate square footage under the lease. The lease now expires in September 2019. Additionally, in 2014, we amended our existing lease for office space in New York which now expires in January 2019. Our Florida lease expires in December 2015.
Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets.
The following table summarizes our principal obligations as of March 31, 2015 (in thousands):

	Payments Due in
Contractual Obligations	Total	2015 (remaining)	2016	2017	2018	2019	Later
Operating lease obligations	$16,691	$1,660	$2,196	$2,284	$2,290	$2,181	$6,080
Debt obligations(1)	218,189	3,019	4,025	4,025	4,025	203,095	—
Capital lease obligations(2)	11,193	5,285	5,639	269	—	—	—
Total contractual obligations	$246,073	$9,964	$11,860	$6,578	$6,315	$205,276	$6,080

(1)	The interest rate on the convertible debt is 2% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 13-17%. We have included future payments of interest on the capital leases in our obligations.
We are subject to an on-going sales and use tax audit by the Massachusetts Department of Revenue related to Neighborhood Diabetes for a period prior to its acquisition by us. At March 31, 2015, we have recorded a liability related to the assessment by the Massachusetts Department of Revenue. We continue to appeal the assessment.
We are in the process of responding to a letter of preliminary audit results received in April 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due to the preliminary nature of this matter, we are not able to assess its ultimate outcome, or reasonably estimate a range of possible loss.

Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance sheet financing arrangements.
Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying condensed notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2015. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company may make additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning after January 1, 2017, with early adoption permitted. We are currently evaluating the impact of ASU 2014-09. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance is effective for annual reporting periods beginning after December 15, 2015, and must be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-03.

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
As of March 31, 2015, we had outstanding debt recorded on our consolidated balance sheet of $201.3 million related to our 2% Notes and $10.0 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2015, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings is provided in note 11 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Certification of Patrick J. Sullivan, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Allison Dorval, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Patrick J. Sullivan, President and Chief Executive Officer, and Allison Dorval, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and March 31, 2014 (Unaudited)

(iv) Notes to Condensed Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: April 30, 2015	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2015	/s/ Allison Dorval
Allison Dorval
Chief Financial Officer (Principal Financial and Accounting Officer)