Form 10-Q
period 2015-06-30
INSULET CORP
filed 2015-08-12
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2015, the registrant had 56,895,050 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
June 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$145,137	$151,193
Accounts receivable, net	31,826	39,882
Inventories, net	23,435	13,099
Prepaid expenses and other current assets	3,431	4,022
Total current assets	203,829	208,196
Property and equipment, net	42,040	37,069
Intangible assets, net	12,301	14,064
Goodwill	37,536	37,536
Other assets	4,687	5,291
Total assets	$300,393	$302,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,916	$14,659
Accrued expenses and other current liabilities	26,443	24,703
Deferred revenue	2,088	1,554
Current portion of capital lease obligations	6,235	3,380
Total current liabilities	52,682	44,296
Capital lease obligations	2,315	2,263
Long-term debt, net of discount	172,220	168,994
Other long-term liabilities	2,921	2,774
Total liabilities	230,138	218,327
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2015 and December 31, 2014. Issued and outstanding: zero shares at June 30, 2015 and December 31, 2014.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2015 and December 31, 2014. Issued and outstanding: 56,876,012 and 56,299,022 shares at June 30, 2015 and December 31, 2014, respectively.	57	56
Additional paid-in capital	675,489	661,798
Accumulated deficit	(605,291)	(578,025)
Total stockholders’ equity	70,255	83,829
Total liabilities and stockholders’ equity	$300,393	$302,156

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenue	$75,588	$72,013	$136,803	$141,174
Cost of revenue	41,213	36,248	69,621	72,601
Gross profit	34,375	35,765	67,182	68,573
Operating expenses:
Research and development	12,069	6,677	20,276	13,456
General and administrative	12,856	19,512	28,685	33,771
Sales and marketing	21,811	14,856	39,212	28,512
Total operating expenses	46,736	41,045	88,173	75,739
Operating loss	(12,361)	(5,280)	(20,991)	(7,166)
Interest income	41	29	77	60
Interest expense	(3,075)	(3,975)	(6,268)	(8,464)
Other income (expense), net	—	(890)	5	(625)

Loss on extinguishment of long-term debt	—	(18,943)	—	(18,943)
Interest and other expense, net	(3,034)	(23,779)	(6,186)	(27,972)
Loss before income taxes	(15,395)	(29,059)	(27,177)	(35,138)
Income tax expense	(37)	(52)	(89)	(117)
Net loss	$(15,432)	$(29,111)	$(27,266)	$(35,255)
Net loss per share basic and diluted	$(0.27)	$(0.53)	$(0.48)	$(0.64)
Weighted-average number of shares used in calculating net loss per share	56,808,489	55,425,949	56,653,430	55,258,419

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net loss	$(27,266)	$(35,255)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,114	6,100
Non-cash interest and other expense	3,789	5,869
Stock-based compensation expense	9,630	8,577
Loss on extinguishment of debt	—	18,943
Provision for bad debts	1,180	1,804
Changes in operating assets and liabilities:
Accounts receivable	6,876	(10,534)
Inventories	(10,336)	699
Deferred revenue	534	355
Prepaid expenses and other assets	632	(1,006)
Accounts payable, accrued expenses and other current liabilities	4,997	4,361
Other long-term liabilities	147	(422)
Net cash used in operating activities	(2,703)	(509)
Cash flows from investing activities
Purchases of property and equipment	(4,601)	(5,745)
Net cash used in investing activities	(4,601)	(5,745)
Cash flows from financing activities
Principal payments of capital lease obligations	(2,814)	(1,262)
Proceeds from issuance of long-term debt, net of issuance costs	—	194,570
Repayment of long-term debt	—	(160,685)
Proceeds from issuance of common stock, net of offering costs	6,489	5,339
Payment of withholding taxes in connection with vesting of restricted stock units	(2,427)	(5,890)
Net cash provided by financing activities	1,248	32,072
Net (decrease) increase in cash and cash equivalents	(6,056)	25,818
Cash and cash equivalents, beginning of period	151,193	149,727
Cash and cash equivalents, end of period	$145,137	$175,545
Non-cash investing and financing activities
Allocation to equity for conversion feature for the 2% Notes	$—	$35,638
Purchases of property and equipment under capital lease	$5,721	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
Insulet Corporation, the "Company," is primarily engaged in the development, manufacturing and sale of its proprietary OmniPod Insulin Management System (the “OmniPod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The OmniPod System features a unique disposable tubeless OmniPod which is worn on the body for approximately three days at a time and the handheld, wireless Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the OmniPod System features two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter.
The Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in June 2011, in order to expand the Company’s full-suite diabetes management product offerings and obtain access to a larger number of insulin dependent patients. Through Neighborhood Diabetes, the Company is able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and has the ability to process claims as either durable medical equipment or through pharmacy benefits.
Commercial sales of the OmniPod System began in the United States in 2005. The Company sells the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through its distribution partners. The OmniPod System is currently available in multiple countries in Europe and in Canada.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other subsequent interim period.
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
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market accounts, which are carried at cost which approximates their fair value. Outstanding letters of credit, related to security deposits for lease obligations, totaled $1.2 million as of June 30, 2015 and December 31, 2014.
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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. The Company performs an annual goodwill impairment test unless interim indicators of impairment exist. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There were no indicators of goodwill impairment during the three and six months ended June 30, 2015 or 2014.
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
The Company deferred revenue of $2.3 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively. Deferred revenue as of June 30, 2015 included $0.2 million classified in other long term liabilities.
International OmniPod revenue accounted for approximately 10% and 8% of total revenue in the second quarter and first six months of 2015, respectively, compared to approximately 16% and 17%, respectively, for the same periods in 2014.
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
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of June 30, 2015 and December 31, 2014, liabilities from this vendor represented approximately 31% and 24% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
In the three months ended June 30, 2015 and 2014, two customers represented 11% and 10%, and 14% and 13% of total revenue, respectively. In the six months ended June 30, 2015, one customer represented 10% of total revenue. In the six months ended June 30, 2014, two customers represented 15% and 13% of total revenue, respectively.
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
Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company may make additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning after January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-09. The Company has not yet selected a transition method nor has it determined the effect of the standard on our consolidated financial position and results of operations.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12"). ASU 2014-12 clarifies the period over which compensation cost would be recognized in awards with a performance target that affects vesting and that could be achieved after the requisite service period. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective in fiscal years beginning after January 1, 2016, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-12.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.

The guidance is effective for annual reporting periods beginning after December 15, 2015, and must be applied retrospectively. Early adoption is permitted. Had the Company adopted ASU 2015-03, other noncurrent assets and long-term debt would both have been $4.4 million and $5.0 million lower as of June 30, 2015 and December 31, 2014, respectively.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Upon adoption, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of ASU 2015-11.
Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	3	Page	9

Accounts Receivable and Allowance for Doubtful Accounts	Note	7	Page	14

Inventories	Note	8	Page	14

Intangibles and Other Long-Lived Assets	Note	9	Page	15

Warranty	Note	10	Page	16

Stock-Based Compensation	Note	12	Page	18

Income Taxes	Note	13	Page	20
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The assets and liabilities subject to fair value measurement standards at June 30, 2015 and December 31, 2014 are cash equivalents, consisting of money market funds, and long-term debt which are both based on Level 1 inputs.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.

The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2015
Cash Equivalents - Money Market Funds	$108,177	$108,177	$—	$—
December 31, 2014
Cash Equivalents - Money Market Funds	$123,141	$123,141	$—	$—
Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues and included the impact of the conversion features.
The carrying amounts and the estimated fair values of financial instruments as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$172,220	$195,133	$168,994	$237,475
The Company issued $201.3 million in principal amount of 2% Notes (as defined below) in June 2014. The carrying value of the 2% Notes at June 30, 2015 includes a debt discount of $29.0 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The decrease in the estimated fair values of these liabilities from December 31, 2014 to June 30, 2015 represents the impact of the quoted bond prices at those dates.
Note 4. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	June 30, 2015	December 31, 2014
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(29,030)	(32,256)
Long-term debt, net of discount	$172,220	$168,994
Deferred financing costs	$4,411	$4,974
Interest expense related to the 3.75% Notes (as defined below) and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual coupon interest	$1,006	$1,273	$2,012	$2,621
Accretion of debt discount	1,625	2,258	3,226	4,883
Amortization of debt issuance costs	281	192	563	338
Loss on extinguishment of long-term debt	—	18,943	—	18,943
Total interest and other expense	$2,912	$22,666	$5,801	$26,785

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
Certain features related to a portion of the 3.75% Notes, including the holders’ ability to require the Company to repurchase their notes and the higher interest payments required in an event of default, were considered embedded derivatives and were required to be bifurcated and accounted for at fair value. The Company assessed the value of these embedded derivatives at each balance sheet date.
No cash interest expense was recorded related to the 3.75% Notes in the three and six months ended June 30, 2015, compared to $1.1 million and $2.4 million in the three and six months ended June 30, 2014, respectively. There was no non-cash interest expense recorded in the three and six months ended June 30, 2015 related to the 3.75% Notes, compared to $2.1 million and $4.9 million, respectively, for the corresponding periods in 2014.
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
Cash interest expense related to the 2% Notes was $1.0 million and $0.2 million in the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $0.2 million in the six months ended June 30, 2015 and 2014, respectively. Non-cash interest expense related to the 2% Notes was $1.9 million and $0.3 million in the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $0.3 million in the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the Company included $172.2 million on its balance sheet in long-term debt related to the 2% Notes.

Note 5. Capital Lease Obligations
As of June 30, 2015 and December 31, 2014, the Company has approximately $13.7 million and $8.0 million of manufacturing equipment acquired under capital leases, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%.
The assets have been recorded at $13.7 million and are included in property and equipment on the Company's balance sheet as of June 30, 2015. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.6 million and $0.4 million in the three months ended June 30, 2015 and 2014, respectively, and $1.1 million and $0.7 million in the six months ended June 30, 2015 and 2014, respectively.
Assets held under capital leases consist of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Manufacturing equipment	$13,705	$7,984
Less: Accumulated amortization	(3,012)	(1,885)
Total	$10,693	$6,099
The aggregate future minimum lease payments related to these capital leases as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$3,524
2016	5,639
2017	269
Total future minimum lease payments	$9,432
Interest expense	(882)
Total capital lease obligations	$8,550
The Company recorded $0.4 million and $0.3 million of interest expense on the capital leases in the three months ended June 30, 2015 and 2014, respectively. The Company recorded $0.7 million and $0.6 million in the six months ended June 30, 2015 and 2014, respectively.

Note 6. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2015 and 2014, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Six Months Ended June 30,
	2015	2014
3.75% Convertible Senior Notes	—	1,100,811
2.00% Convertible Senior Notes	4,327,257	4,327,257
Unvested restricted stock units	948,554	968,083
Outstanding options	2,879,370	1,634,584
Total dilutive common shares	8,155,181	8,030,735
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
Accounts receivable from one customer represented 14% of gross accounts receivable as of June 30, 2015. As of December 31, 2014 accounts receivable from two customers represented approximately 19% and 10% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of
	June 30, 2015	December 31, 2014
Trade receivables	$37,162	$45,719
Allowance for doubtful accounts	(5,336)	(5,837)
Total accounts receivable	$31,826	$39,882
Note 8. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of June 30, 2015 and December 31, 2014. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for net realizable value based on quantities on hand and expectations of future use.
Inventories consist of the following (in thousands):

	As of
	June 30, 2015	December 31, 2014
Raw materials	$1,465	$853
Work-in-process	2,245	254
Finished goods, net	19,725	11,992
Total inventories	$23,435	$13,099

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
Other intangible assets consist of the following (in thousands):

	As of
	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer relationships	$30,100	$(19,837)	$10,263	$30,100	$(18,167)	$11,933
Tradename	2,800	(762)	2,038	2,800	(669)	2,131
Total intangible assets	$32,900	$(20,599)	$12,301	$32,900	$(18,836)	$14,064
Amortization expense related to other intangible assets was approximately $0.9 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was approximately $1.8 million and $2.2 million for the six months ended June 30, 2015 and 2014, respectively.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

	Amortization Expense
Years Ending December 31,	Customer Relationships	Tradename	Total
2015 (remaining)	$1,394	$94	$1,488
2016	2,478	187	2,665
2017	2,003	187	2,190
2018	1,619	187	1,806
2019	1,309	187	1,496
Thereafter	1,460	1,196	2,656
Total	$10,263	$2,038	$12,301
As of June 30, 2015, the weighted average amortization period of the Company’s intangible assets is approximately 7 years.

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
A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$2,661	$3,100	$2,614	$3,090
Warranty expense(1)	1,254	(150)	1,721	542
Warranty claims settled	(748)	(445)	(1,168)	(1,127)
Balance at the end of the period	$3,167	$2,505	$3,167	$2,505

(1)
Includes an additional reserve estimate of $0.2 million relating to the expected product replacement costs from the Company's voluntary recall of certain lots of OmniPods in response to the warning letter received from the U.S. Food and Drug Administration (FDA) for the three and six months ending June 30, 2015.

	As of
	June 30, 2015	December 31, 2014
Composition of balance:
Short-term	$1,566	$981
Long-term	1,601	1,633
	$3,167	$2,614
Note 11. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, New York, Florida, Canada and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
In 2013, the Company entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. In 2015, the Company extended its Singapore lease which now expires in July 2016. In 2014, the Company amended its existing lease for warehouse space in Billerica, Massachusetts which extended the term and increased the approximate square footage under the lease. The lease now expires in September 2019. Additionally, in 2014, the Company amended its existing lease for office space in New York which now expires in January 2019. The Company's Florida lease expires in December 2015. In the second quarter of 2015, the Company entered into a new lease agreement of office space in Ontario, Canada. The lease term began in June 2015 and expires in May 2018.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions.

The aggregate future minimum lease payments related to these leases as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$1,154
2016	2,290
2017	2,327
2018	2,308
2019	2,181
Thereafter	6,080
Total	$16,340
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
The Company has replied and is currently awaiting a response in relation to a letter of preliminary audit results received in April 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  The Company believes the likelihood of a loss is reasonably possible. However, due to the preliminary nature of this matter, the Company is not able to assess its ultimate outcome, or reasonably estimate a range of possible loss.
The Company is in the process of responding to a letter of preliminary audit results received in June 2015 from the Connecticut Department of Social Services Office of Quality Assurance alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due to the preliminary nature of this matter, the Company is not able to assess its ultimate outcome, or reasonably estimate a range of possible loss.
The Company received a warning letter from the FDA in June 2015 that related to the release of certain lots of OmniPods that did not conform to final acceptance criteria. A voluntary recall of the identified lots was issued and a range of potential product replacement costs associated with the recall was estimated between $0.2 million and $0.4 million. As the Company is not able to assess the exact liability, $0.2 million was recorded to warranty expense in the second quarter of 2015. The Company has replied to the FDA’s letter, and received a response indicating that its corrective actions appear to have adequately addressed the issue outlined in the letter.
The Company has reached a settlement agreement with the Massachusetts Department of Revenue for sales and use tax audits related to Neighborhood Diabetes. Based on the settlement agreement, the Company recorded a liability of $0.8 million, which was a reduction of its previously recorded liability of $3.7 million in connection with the settlement of this matter at June 30, 2015.
On May 5, 2015-June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with the Company’s allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys’ fees and costs. In light of the preliminary nature of this matter, the Company is unable to reasonably assess its ultimate outcome. However, the Company believes that the resolution of this matter will not have a material adverse effect on its financial condition.
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
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended June 30, 2015 and 2014 was $4.3 million and $4.2 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the six month periods ended June 30, 2015 and 2014 was $9.6 million and $8.6 million, respectively, and was calculated on awards ultimately expected to vest.
At June 30, 2015, the Company had $50.3 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.

Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. As of June 30, 2015, 841,750 shares remain available for future issuance under the 2007 Plan.
In the six months ended June 30, 2015, the Company awarded 184,500 shares of performance-based incentive stock options. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2014	1,847,669	$26.99
Granted	1,555,866	32.98
Exercised(1)	(398,745)	15.62	$7,922
Canceled	(125,420)	30.16
Balance, June 30, 2015	2,879,370	$31.66	$8,262
Vested, June 30, 2015(2)	869,820	$27.05	$6,428
Vested and expected to vest, June 30, 2015(2)(3)	2,589,255		$8,039

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of June 30, 2015, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of June 30, 2015, plus the number of unvested options expected to vest as of June 30, 2015, based on the unvested options outstanding at June 30, 2015, adjusted for the estimated forfeiture.

At June 30, 2015 there were 2,879,370 options outstanding with a weighted average exercise price of $31.66 and a weighted average remaining contractual life of 8.4 years. At June 30, 2015 there were 869,820 options exercisable with a weighted average exercise price of $27.05 and a weighted average remaining contractual life of 6.7 years.
Employee stock-based compensation expense related to stock options in the three month periods ended June 30, 2015 and 2014 was $2.0 million and $1.3 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options in the six months ended June 30, 2015 and 2014 was $5.0 million and $2.9 million, respectively, and was based on awards ultimately expected to vest. At June 30, 2015, the Company had $23.0 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.4 years.
Employee Stock Purchase Plan
As of June 30, 2015 the Company had 9,713 shares contingently issued under the employee stock purchase plan (“ESPP”). As of June 30, 2014, the Company had 6,898 shares contingently issued under the ESPP. In the three and six months ended June 30, 2015 and 2014, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the six months ended June 30, 2015, the Company awarded 635,781 restricted stock units to certain employees, which included 114,287 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). The number of performance-based restricted stock units granted during the six months ended June 30, 2015 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company did not recognize stock compensation expense in the six months ended 2015 as it does not expect that any of the performance-based restricted stock units granted will be earned based on its evaluation of the performance criteria at June 30, 2015. The restricted stock units were granted under the 2007 Plan and vest annually over a three year period from the grant date.

The restricted stock units granted have a weighted average fair value of $32.55 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the six months ended June 30, 2015 were valued at approximately $20.7 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $2.3 million and $2.9 million of stock compensation expense related to the vesting of restricted stock units was recognized in the three months ended June 30, 2015 and 2014, respectively. Approximately $4.6 million and $5.7 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the six months ended June 30, 2015 and 2014, respectively. Approximately $27.3 million of the fair value of the restricted stock units remained unrecognized as of June 30, 2015 and will be recognized over a weighted average period of 1.5 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2014	746,612	$31.40
Granted	635,781	32.55
Vested	(247,855)	28.27
Forfeited	(185,984)	32.67
Balance, June 30, 2015	948,554	$32.73
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
At June 30, 2015 and December 31, 2014, the Company provided a valuation allowance for the full amount of its net deferred tax asset because it is not more likely than not that the future tax benefit will be realized.
Income tax expense consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Current	$16	$22	$40	$53
Deferred	21	30	49	64
Total	$37	$52	$89	$117

In the three and six months ended June 30, 2015 and 2014, the current portion of income tax expense primarily related to state and foreign taxes, and the deferred portion primarily related to U.S. Federal and State amounts.
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
The Company had no unrecognized tax benefits at June 30, 2015.
Note 14. Subsequent Events
On July 7, 2015, pursuant to an agreement with GlaxoSmithKline (GSK), the Company acquired the OmniPod distribution business in Canada for approximately $5 million.
Note 15. Change in Accounting Estimate
The Company capitalizes eligible software development costs, including salaries and payroll-related costs of employees who devote time to the development. Capitalization begins when a detail program design is completed and technological feasibility has been established. These costs are amortized on a straight-line basis over the estimated useful life. In the second quarter of 2015, based on changes in one of the Company's ongoing projects, the Company determined that the detailed program designs were no longer sufficiently complete to establish technological feasibility of this project. As such, all costs previously capitalized for this project, approximately $1.3 million, and all subsequent costs incurred through June 30, 2015, have been recorded to research and development expense during the current period. This change in estimate increased research and development expense in the three and six months ended June 30, 2015 by approximately $4.7 million.

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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $75.6 million and $136.8 million for the three and six months ended June 30, 2015, compared to $72.0 million and $141.2 million, respectively, in the corresponding 2014 periods.
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
Since our inception in 2000, we have incurred losses every quarter. In the three and six months ended June 30, 2015, we incurred net losses of $15.4 million and $27.3 million, respectively. As of June 30, 2015, we had an accumulated deficit of $605.3 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of June 30, 2015, we had $201.3 million of convertible debt outstanding which matures in June 2019.
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
At June 30, 2015, we had cash and cash equivalents totaling $145.1 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.
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

In June 2011, we entered into a development agreement with a U.S. based pharmaceutical company (the "Development Agreement”). Under the Development Agreement, we were required to perform design, development, regulatory, and other services to support the pharmaceutical company as it worked to obtain regulatory approval to use our drug delivery technology as a delivery method for its pharmaceutical. Over the term of the Development Agreement, we have invoiced amounts based upon meeting certain deliverable milestones. Revenue on the Development Agreement was recognized using a proportional performance methodology based on efforts incurred and total payments under the agreement. The impact of changes in the expected total effort or contract payments was recognized as a change in estimate using the cumulative catch-up method. The pharmaceutical company received regulatory approval in December 2014 and now purchases product from us for use with its pharmaceutical under a supply agreement. Product revenue under this arrangement is recognized at the time that all of the revenue recognition criteria are met, typically upon shipment.
As of June 30, 2015 and December 31, 2014, we had deferred revenue of $2.3 million and $1.6 million, respectively. Total deferred revenue as of June 30, 2015 included $0.2 million classified in long term liabilities.
For the year ending December 31, 2015, we expect our revenue to continue to increase as we gain new customers in the United States; continue expansion in Europe, Canada, and certain other international markets and increase commercial sales with our drug delivery partners. Increased revenue is dependent upon the success of our sales efforts and our ability to produce OmniPods in sufficient volumes as our patient base grows and is subject to other risks and uncertainties, including the potential for a reduction in on-hand inventory levels amongst our distributors.
Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty, inventory reserve and overhead costs such as freight and depreciation related to the OmniPod System and the cost of products we acquire from third party suppliers. Cost of revenue will continue to increase as our revenue increases; however, we expect our gross margin to improve as our revenue mix changes and we continue to sustain or reduce our per OmniPod cost.
Research and development.    Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical functions, and product development projects. We expense all research and development costs as incurred, unless these costs meet the criteria to be capitalized as internal use software or software to be sold, leased or marketed. For the year ending December 31, 2015, we expect overall research and development spending to increase from our 2014 spend as we increase development efforts on our on-going projects including continued improvements to the manufacturing process of the OmniPod System, the development of the new PDM, the integration with continuous glucose monitoring technology, the development of the Type 2 pump with Eli Lilly and Company and the ability to use our technology as a delivery platform for other pharmaceuticals.
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

Results of Operations
This section discusses our consolidated results of operations for the second quarter and first six months of 2015 compared to the same periods in 2014, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$75,588	$72,013	$3,575	5%	$136,803	$141,174	$(4,371)	(3)%
Cost of revenue	41,213	36,248	4,965	14%	69,621	72,601	(2,980)	(4)%
Gross profit	34,375	35,765	(1,390)	(4)%	67,182	68,573	(1,391)	(2)%
Operating expenses:
Research and development	12,069	6,677	5,392	81%	20,276	13,456	6,820	51%
General and administrative	12,856	19,512	(6,656)	(34)%	28,685	33,771	(5,086)	(15)%
Sales and marketing	21,811	14,856	6,955	47%	39,212	28,512	10,700	38%
Total operating expenses	46,736	41,045	5,691	14%	88,173	75,739	12,434	16%
Operating loss	(12,361)	(5,280)	7,081	134%	(20,991)	(7,166)	13,825	193%
Interest and other expense, net	(3,034)	(23,779)	(20,745)	(87)%	(6,186)	(27,972)	(21,786)	(78)%
Income tax expense	(37)	(52)	(15)	(29)%	(89)	(117)	(28)	(24)%
Net loss	$(15,432)	$(29,111)	$(13,679)	(47)%	$(27,266)	$(35,255)	$(7,989)	(23)%
Revenue
Our total revenue increased $3.6 million in the second quarter of 2015 compared to the second quarter of 2014, mainly due to continued adoption of the Omnipod System by patients in the United States and strong growth in commercial sales of our on-body injection devices for drug delivery.
Total revenue decreased $4.4 million in the first six months of 2015 compared to the same period in 2014, primarily the result of lower international OmniPod revenue of approximately $12.9 million offset in part by an increase revenue from our on-body injection devices for drug delivery of approximately $9.9 million.
Cost of Revenue
Cost of revenue increased $5.0 million in the second quarter of 2015 compared to the second quarter of 2014 due to an increase in sales volumes and higher scrap and warranty charges, which together increased by $4.4 million. In the first six months of 2015, cost of revenue decreased $3.0 million compared to the same period in 2014, mainly due to favorable product mix offset by higher scrap and warranty changes which together increased by $3.9 million. We recently implemented procedures with more stringent final acceptance criteria. As such, product quality is now at the highest level in our history and therefore certain product in inventory did not meet the more stringent acceptance criteria now in place. We believe approximately $2.5 million of the incremental scrap and warranty charges in the second quarter and the first six months of 2015 were non-recurring in nature.
Research and Development
Research and development expenses increased $5.4 million to $12.1 million for the three months ended June 30, 2015, compared to $6.7 million for the same period in 2014. The increase was primarily the result of expenses related to our development projects and ongoing efforts to improve our current product, as well as expenses related to our change in estimate of software development costs of $4.7 million.
Research and development expenses increased $6.8 million to $20.3 million for the six months ended June 30, 2015, compared to $13.5 million for the same period in 2014. The increase was primarily the result of a $5.9 million increase in expenses related to our development projects, expenses related to our change in estimate of software development costs of $4.7 million and a $0.8 million increase in employee related expenses, including costs related to the addition of employees and higher management transition costs.
Additional information regarding our change in accounting estimate for development costs is provided in note 15 to the consolidated financial statements included in this Form 10-Q.

General and Administrative
General and administrative expenses decreased $6.7 million and $5.1 million in the second quarter and first six months of 2015, respectively, compared to the same periods in 2014. The decrease was primarily the result of the Becton Dickinson patent litigation settlement and other legal fees of approximately $8.6 million and $9.6 million, respectively included in 2014. The decrease also included a $2.7 million reduction of the previously recorded liability associated with sales and use tax audits based on a final settlement. The decrease was partially offset by an increase in employee related expenses of $1.6 million and $3.8 million in the three and six month comparison.
Sales and Marketing
Sales and marketing expenses increased $7.0 million to $21.8 million for the three months ended June 30, 2015, compared to $14.9 million for the same period in 2014. The increase was mainly the result of a $4.3 million increase in employee related expenses due to the addition of employees as we continue to expand our sales force. Additionally, we incurred a $2.0 million increase in costs associated with marketing campaigns, new market opportunities and other strategic initiatives as we continue to expand awareness of the OmniPod System and our on-body injection devices for drug delivery and an additional $0.7 million increase in travel and entertainment costs.
Sales and marketing expenses increased $10.7 million to $39.2 million for the six months ended June 30, 2015, compared to $28.5 million for the same period in 2014. The increase was mainly the result of a $7.1 million increase in employee related expenses due to the addition of employees as we continue to expand our sales force. Additionally, we incurred a $2.7 million increase in costs associated with marketing campaigns as we continue to expand awareness of the OmniPod System and our on-body injection devices for drug delivery and an additional $0.8 million increase in travel and entertainment costs.
Interest and Other Expense, Net
Interest and other expense, net was $3.0 million and $6.2 million for the three and six months ended June 30, 2015, compared to $23.8 million and $28.0 million for three and six months ended June 30, 2014. Decreases in interest and other expense, net in the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was primarily related to the loss from extinguishment of long-term debt of $18.9 million incurred in June 2014. The decrease also reflected the 2% interest rate on our long-term debt in 2015 compared to the 3.75% interest rate in the prior year period.
Income Tax Expense
Income tax expense was de minimis and $0.1 million in the three months ended June 30, 2015 and 2014, and $0.1 million for both the six months ended June 30, 2015 and 2014. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state and foreign taxes and the deferred portion primarily related to federal and state tax amounts. Additional information regarding income tax expenses is provided in note 13 to the consolidated financial statements included in this Form 10-Q.
Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt.
As of June 30, 2015, we had $145.1 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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

Debt
We had outstanding convertible debt and related deferred financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	June 30, 2015	December 31, 2014
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(29,030)	(32,256)
Long-term debt, net of discount	$172,220	$168,994
Deferred financing costs	$4,411	$4,974
Interest expense related to the 3.75% Notes and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Contractual coupon interest	$1,006	$1,273	$2,012	$2,621
Accretion of debt discount	1,625	2,258	3,226	4,883
Amortization of debt issuance costs	281	192	563	338
Loss on extinguishment of long-term debt	—	18,943	—	18,943
Total interest and other expense	$2,912	$22,666	$5,801	$26,785
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
We recorded a total debt discount of $25.8 million related to the modified debt. This discount consisted of $10.5 million related to the remaining debt discount on the $70 million in principal amount of 5.375% Notes repurchased, $15.1 million related to the premium payment in connection with the repurchase and $0.2 million related to the increase in the value of the conversion feature. The total debt discount was being amortized as non-cash interest expense at the effective rate of 16.5% over the five year term of the modified debt. Additionally, we paid transaction fees of approximately $2.0 million related to the modification, which were recorded as interest expense and other expense at the time of the modification.
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
No cash interest expense was recorded related to the 3.75% Notes in the three and six months ended June 30, 2015. Cash interest expense related to the outstanding 3.75% Notes was $1.1 million and $2.4 million in the three and six months ended June 30, 2014, respectively.
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
Cash interest expense related to the 2% Notes was $1.0 million and $0.2 million in the three months ended June 30, 2015 and 2014, respectively, and $2.0 million and $0.2 million in the six months ended June 30, 2015 and 2014, respectively. Non-cash interest expense related to the 2% Notes was $1.9 million and $0.3 million in the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $0.3 million in the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, we included $172.2 million on the balance sheet in long-term debt related to the 2% Notes.
Additional information regarding our debt issuances is provided in note 4 to the consolidated financial statements included in this Form 10-Q.
Capital Leases
As of June 30, 2015 and December 31, 2014, we have approximately $13.7 million and $8.0 million of manufacturing equipment acquired under capital leases, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%. The assets have been recorded at $13.7 million and are included in property and equipment on our balance sheet as of June 30, 2015.
At June 30, 2015, $6.2 million was included in current liabilities and $2.3 million was included in long-term liabilities on our balance sheet related to these capital leases. The aggregate future minimum lease payments related to these capital leases as of June 30, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$3,524
2016	5,639
2017	269
Total future minimum lease payments	$9,432
Interest expense	(882)
Total capital lease obligations	$8,550

We recorded $0.4 million and $0.3 million of interest expense on the capital leases in both the three months ended June 30, 2015 and 2014, respectively. We recorded $0.7 million and $0.6 million in the six months ended June 30, 2015 and 2014, respectively.
Operating Activities
The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash used in operating activities	$(2,703)	$(509)
Net loss	$(27,266)	$(35,255)
In the six months ended June 30, 2015, net cash used in operating activities was primarily attributable to operations after adjustments for non-cash and other expenses of approximately $21.7 million. Non-cash and other items included depreciation and amortization of $7.1 million, stock-based compensation of $9.6 million, non-cash interest and other expense of $3.8 million and provision for bad debts of $1.2 million.
Non-cash and other items used in operating activities was $41.3 million in the six months ended June 30, 2014, and included a loss from the extinguishment of debt of $18.9 million, depreciation and amortization of $6.1 million, stock-based compensation of $8.6 million, non-cash interest and other expense of $5.9 million and provision for bad debts of $1.8 million.
Uses of cash from operations in the six months ended June 30, 2015 was primarily a result of our net loss, an increase of $5.0 million accounts payable, accrued expenses, and other current liabilities and a decrease in accounts receivable of $6.9 million offset by an increase of $10.3 million in inventories.
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by (used in) financing activities for each of the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash used in investing activities	$(4,601)	$(5,745)
Cash provided by financing activities	$1,248	$32,072
Cash used in investing activities in the six months ended June 30, 2015 and 2014 was primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of the OmniPod System.
Cash provided by financing activities in the six months ended June 30, 2015 was mainly related to the net proceeds from the issuance of common stock related to exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period and payment of certain capital lease obligations. Cash provided by financing activities in the six months ended June 30, 2014 mainly related to the net proceeds from the issuance of long-term debt and common stock related to exercises of employee stock options offset by our repayment of debt and payment of taxes in connection with the vesting of the restricted stock units in the period.
Commitments and Contingencies
We lease our facilities in Massachusetts, New York, Florida, Canada and Singapore. Our leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. In 2013, we entered into a new lease agreement for approximately 90,000 square feet of laboratory and office space for our corporate headquarters in Billerica, Massachusetts. The lease term began in August 2014 and expires in October 2022 and contains escalating payments over the life of the lease. In 2015, we extended our Singapore lease which now expires in July 2016. In 2014, we amended our existing lease for warehouse space in Billerica, Massachusetts which extended the term and increased the approximate square footage under the lease. The lease now expires in September 2019. Additionally, in 2014, we amended our existing lease for office space in New York which now expires in January 2019. Our Florida lease expires in December 2015. In the second quarter of 2015, we entered into a new lease agreement of office space in Ontario, Canada. The lease term began in June 2015 and expires in May 2018.

Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets.
The following table summarizes our principal obligations as of June 30, 2015 (in thousands):

	Payments Due in
Contractual Obligations	Total	2015 (remaining)	2016	2017	2018	2019	Later
Operating lease obligations	$16,340	$1,154	$2,290	$2,327	$2,308	$2,181	$6,080
Debt obligations(1)	217,183	2,013	4,025	4,025	4,025	203,095	—
Capital lease obligations(2)	9,432	3,524	5,639	269	—	—	—
Total contractual obligations	$242,955	$6,691	$11,954	$6,621	$6,333	$205,276	$6,080

(1)	The interest rate on the convertible debt is 2% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 13-17%. We have included future payments of interest on the capital leases in our obligations.
We have replied and are currently awaiting a response in relation to the letter of preliminary audit results received in April 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes. We believe the likelihood of a loss is reasonably possible. However, due to the preliminary nature of this matter, we are not able to assess its ultimate outcome, or reasonably estimate a range of possible loss.
We are in the process of responding to a letter of preliminary audit results received in June 2015 from the Connecticut Department of Social Services Office of Quality Assurance alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due to the preliminary nature of this matter, we are not able to assess its ultimate outcome, or reasonably estimate a range of possible loss.
We received a warning letter from the FDA in June 2015 that related to the release of certain lots of OmniPods that did not conform to final acceptance criteria. A voluntary recall of the identified lots was issued and a range of potential product replacement costs associated with the recall was estimated between $0.2 million and $0.4 million. As we are not able to assess the exact liability, $0.2 million was recorded to warranty expense in the second quarter of 2015. We have replied to the FDA’s letter, and received a response indicating that our corrective actions appear to have adequately addressed the issue outlined in the letter.
We have reached a settlement agreement with the Massachusetts Department of Revenue for sales and use tax audits related to Neighborhood Diabetes. Based on the settlement agreement, we recorded a liability of $0.8 million, which was a reduction of our previously recorded liability of $3.7 million in connection with the settlement of this matter at June 30, 2015.
On May 5, 2015-June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, Massachusetts, against us and certain individual current and former executives of the Company. Two suits were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the our business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with our allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys’ fees and costs. In light of the preliminary nature of this matter, we are unable to reasonably assess its ultimate outcome. However, we believes that the resolution of this matter will not have a material adverse effect on its financial condition.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet financing arrangements.
Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying condensed notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2015. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance is effective for annual reporting periods beginning after December 15, 2015, and must be applied retrospectively. Early adoption is permitted. Had we adopted ASU 2015-03, other noncurrent assets and long-term debt would both have been $4.4 million and $5.0 million lower as of June 30, 2015 and December 31, 2014, respectively.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Upon adoption, entities must disclose the nature of and reason for the accounting change. We are currently evaluating the impact of ASU 2015-11.

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
As of June 30, 2015, we had outstanding debt recorded on our consolidated balance sheet of $201.3 million related to our 2% Notes and $8.6 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.
Foreign Currency Exchange Risk. Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our business, financial condition or results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2015, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

10.1	Form of Canada Non-Qualified Stock Option Agreement for Company Employees under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan

10.2	Form of Canada Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan

10.3	Form of Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan

10.4	Form of Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan

10.5
Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (previously filed as Appendix A to the Company's Definitive Proxy Statement on April 2, 2015 and incorporated by reference herein)

10.6
Agreement by and between Insulet Corporation and Allison Dorval dated April 1, 2015 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on April 1, 2015 and incorporated by reference herein)

10.7
Agreement by and between Insulet Corporation and Patrick Ryan dated June 25, 2015 (previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on June 30, 2015 and incorporated by reference herein)

31.1	Certification of Patrick J. Sullivan, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael Levitz, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*
Certification of Patrick J. Sullivan, President and Chief Executive Officer, and Michael Levitz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)

(iii) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and June 30, 2014 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

* Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: August 12, 2015	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2015	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)