Form 10-Q
period 2015-09-30
INSULET CORP
filed 2015-11-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 5, 2015, the registrant had 56,928,573 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED
September 30, 2015

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(In thousands, except share and per share data)	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$145,467	$151,193
Accounts receivable, net	31,803	39,882
Inventories, net	13,019	13,099
Prepaid expenses and other current assets	4,049	4,022
Total current assets	194,338	208,196
Property and equipment, net	41,536	37,069
Intangible assets, net	13,039	14,064
Goodwill	39,823	37,536
Other assets	4,384	5,291
Total assets	$293,120	$302,156
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$15,614	$14,659
Accrued expenses and other current liabilities	35,547	24,703
Deferred revenue	2,256	1,554
Current portion of capital lease obligations	6,020	3,380
Total current liabilities	59,437	44,296
Capital lease obligations	1,061	2,263
Long-term debt, net of discount	173,870	168,994
Other long-term liabilities	3,619	2,774
Total liabilities	237,987	218,327
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2015 and December 31, 2014. Issued and outstanding: zero shares at September 30, 2015 and December 31, 2014.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2015 and December 31, 2014. Issued and outstanding: 56,914,557 and 56,299,022 shares at September 30, 2015 and December 31, 2014, respectively.	57	56
Additional paid-in capital	679,761	661,811
Accumulated other comprehensive loss	(467)	(13)
Accumulated deficit	(624,218)	(578,025)
Total stockholders’ equity	55,133	83,829
Total liabilities and stockholders’ equity	$293,120	$302,156

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenue	$87,303	$74,985	$224,106	$216,159
Cost of revenue	51,652	36,943	121,273	109,544
Gross profit	35,651	38,042	102,833	106,615
Operating expenses:
Research and development	10,035	7,158	30,311	20,614
General and administrative	17,156	18,890	45,841	52,661
Sales and marketing	24,194	14,870	63,406	43,382
Total operating expenses	51,385	40,918	139,558	116,657
Operating loss	(15,734)	(2,876)	(36,725)	(10,042)
Interest income	46	32	123	92
Interest expense	(3,167)	(3,043)	(9,435)	(11,507)
Other expense, net	(10)	(677)	(5)	(1,302)

Loss on extinguishment of long-term debt	—	(4,260)	—	(23,203)
Interest and other expense, net	(3,131)	(7,948)	(9,317)	(35,920)
Loss before income taxes	(18,865)	(10,824)	(46,042)	(45,962)
Income tax expense	(62)	(21)	(151)	(138)
Net loss	$(18,927)	$(10,845)	$(46,193)	$(46,100)
Net loss per share basic and diluted	$(0.33)	$(0.19)	$(0.81)	$(0.83)
Weighted-average number of shares used in calculating net loss per share	56,898,281	55,819,242	56,735,944	55,447,414

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net loss	$(18,927)	$(10,845)	$(46,193)	$(46,100)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	(457)	1	(454)	—
Total other comprehensive loss, net of tax	(457)	1	(454)	—
Total comprehensive loss	$(19,384)	$(10,844)	$(46,647)	$(46,100)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2015	2014
Cash flows from operating activities
Net loss	$(46,193)	$(46,100)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,406	9,168
Non-cash interest and other expense	5,721	8,397
Stock-based compensation expense	13,852	18,247
Loss on extinguishment of debt	—	23,203
Provision for bad debts	2,762	2,669
Changes in operating assets and liabilities:
Accounts receivable	5,286	(16,747)
Inventories	312	(198)
Deferred revenue	703	(66)
Prepaid expenses and other assets	42	1,242
Accounts payable, accrued expenses and other current liabilities	11,782	3,861
Other long-term liabilities	370	637
Net cash provided operating activities	6,043	4,313
Cash flows from investing activities
Purchases of property and equipment	(7,126)	(8,853)
Acquisition of Canadian distribution business	(4,715)	—
Net cash used in investing activities	(11,841)	(8,853)
Cash flows from financing activities
Principal payments of capital lease obligations	(4,283)	(2,174)
Proceeds from issuance of long-term debt, net of issuance costs	—	194,576
Repayment of long-term debt	—	(189,521)
Proceeds from issuance of common stock, net of offering costs	7,043	6,877
Payment of withholding taxes in connection with vesting of restricted stock units	(2,468)	(8,573)
Net cash provided by financing activities	292	1,185
Effect of exchange rate changes on cash	(220)	—
Net (decrease) in cash and cash equivalents	(5,726)	(3,355)
Cash and cash equivalents, beginning of period	151,193	149,727
Cash and cash equivalents, end of period	$145,467	$146,372
Non-cash investing and financing activities
Allocation to equity for conversion feature for the 2% Notes	$—	$35,638
Common stock issued in exchange for 3.75% Convertible Senior Notes	$—	$12,564
Purchases of property and equipment under capital lease	$5,721	$1,474

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
On July 7, 2015, the Company executed an asset purchase agreement whereby it acquired the Canadian OmniPod distribution operations from GlaxoSmithKline (GSK). With the acquisition, the Company assumed all distribution, sales, marketing, training and support activities for the OmniPod system in Canada. Additional information regarding this acquisition is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at current exchange rates; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency are included in other expense, net, and were not material for fiscal years 2015 and 2014.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of; stock-based compensation expense, acquired businesses, accounts receivable, inventories, goodwill, deferred revenue, and equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.
Principles of Consolidation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market accounts, which are carried at cost which approximates their fair value. Outstanding letters of credit, related to security deposits for lease obligations, totaled $1.2 million as of September 30, 2015 and December 31, 2014.
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
Business Combinations
The Company recognizes the assets and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for the Company are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. The Company follows the provisions of FASB ASC 350-20, Intangibles - Goodwill and Other (“ASC 350-20”). The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment.
The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. The Company performs an annual goodwill impairment test unless interim indicators of impairment exist. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There were no indicators of goodwill impairment during the three and nine months ended September 30, 2015 or 2014.

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

The Company offers a 45-day right of return for sales of its OmniPod System in the United States, and a 90-day right of return for sales of its OmniPod System in Canada to new patients and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace when appropriate. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
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
The Company deferred revenue of $2.4 million and $1.6 million as of September 30, 2015 and December 31, 2014, respectively. Deferred revenue as of September 30, 2015 included $0.2 million classified in other long term liabilities.
International OmniPod revenue accounted for approximately 16% and 11% of total revenue in the third quarter and first nine months of 2015, respectively, compared to approximately 17% for the same periods in 2014.
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
The Company purchases complete OmniPods from Flextronics International Ltd., its single source supplier. As of September 30, 2015 and December 31, 2014, liabilities from this vendor represented approximately 26% and 24% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.

In the three months ended September 30, 2015 and 2014, two customers represented 12% and 11%, and 15% and 10% of total revenue, respectively. In the nine months ended September 30, 2015, one customer represented 11% of total revenue. In the nine months ended September 30, 2014, two customers represented 15% and 12% of total revenue, respectively.
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
Reclassification of Prior Period Balance
Certain reclassifications have been made to prior periods amounts to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance is effective for annual reporting periods beginning after December 15, 2015, and must be applied retrospectively. Early adoption is permitted. Had the Company adopted ASU 2015-03, other noncurrent assets and long-term debt would both have been $4.1 million and $5.0 million lower as of September 30, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2015-16.

Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	12

Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	17

Inventories	Note	9	Page	17

Intangibles and Other Long-Lived Assets	Note	10	Page	18

Warranty	Note	11	Page	19

Stock-Based Compensation	Note	13	Page	20

Income Taxes	Note	14	Page	23

Note 3. Business Combinations
On July 7, 2015, the Company executed an asset purchase agreement with GlaxoSmithKline (GSK) whereby the Company acquired GSK's assets associated with the Canadian distribution of the Company's products. With the acquisition, the Company assumed all distribution, sales, marketing, training and support activities for the OmniPod system in Canada through its wholly-owned subsidiary, Insulet Canada Corporation.
The acquisition allows the Company to establish a local presence in Canada that enables it to engage directly with healthcare providers and OmniPod users. The aggregate purchase price of approximately $4.7 million consisted of cash paid at closing, subject to certain adjustments.
The Company has accounted for the acquisition as a business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The operating results of GSK Canada have been included in the consolidated financial statements since July 7, 2015, the date the acquisition was completed. These results are not material to our revenues or operating results.
Prior to the acquisition the Company had a pre-existing relationship with GSK. As a result of the acquisition, the pre-existing relationship was settled by Insulet, with Insulet repurchasing the $0.5 million of inventory held by GSK at the date of the asset purchase. The inventory repurchased had been sold to GSK during the second quarter of 2015, however no revenue was recognized by Insulet on these sales given the expectation to repurchase. As the inventory was repurchased at cost, there were no gains or losses associated with this transaction. This transaction was accounted for separately from the business combination.
The table below details the consideration transferred to acquire GSK (in thousands):

Cash	$5,000
Employment liability transfer fee	(285)
Total consideration	$4,715
The fair value of the assets acquired and liabilities assumed was determined based on information that was available to management at the time the financial statements were prepared and are preliminary, subject to the completion of an independent third party valuation.
The preliminary fair value of the assets acquired and liabilities assumed was:

Goodwill	$2,403
Contractual relationships	2,100
Inventory	230
Assumed liabilities	(18)
$4,715
During the three and nine months ended September 30, 2015, the Company incurred transaction costs of $0.1 million, consisting primarily of legal fees, which have been recorded as general and administrative expenses. The Company determined that there was no value to the reacquisition of the Canada exclusivity contract due to the contribution charges of the contractual relationships.
Note 4. Fair Value Measurements
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
Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities
Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions
The assets and liabilities subject to fair value measurement standards at September 30, 2015 and December 31, 2014 are cash equivalents, consisting of money market funds, and long-term debt which are both based on Level 1 inputs.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
The following table provides a summary of financial assets that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2015
Cash Equivalents - Money Market Funds	$108,196	$108,196	$—	$—
December 31, 2014
Cash Equivalents - Money Market Funds	$123,141	$123,141	$—	$—
Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues and included the impact of the conversion features.
The carrying amounts and the estimated fair values of financial instruments as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$173,870	$185,504	$168,994	$237,475
The Company issued $201.3 million in principal amount of 2% Notes (as defined below) in June 2014. The carrying value of the 2% Notes at September 30, 2015 includes a debt discount of $27.4 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The decrease in the estimated fair values of these liabilities from December 31, 2014 to September 30, 2015 represents the impact of the quoted bond prices at those dates.

Note 5. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	September 30, 2015	December 31, 2014
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(27,380)	(32,256)
Long-term debt, net of discount	$173,870	$168,994
Deferred financing costs	$4,130	$4,974
Interest expense related to the 3.75% Notes (as defined below) and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual coupon interest	$1,007	$962	$3,019	$3,583
Accretion of debt discount	1,650	1,548	4,876	6,431
Amortization of debt issuance costs	281	277	844	615
Loss on extinguishment of long-term debt	—	4,260	—	23,203
Total interest and other expense	$2,938	$7,047	$8,739	$33,832
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
No cash interest expense was recorded related to the 3.75% Notes in the three and nine months ended September 30, 2015 and the three months ended September 30, 3014. Cash interest expense related to the 3.75% Notes outstanding was $2.4 million in the nine months ended September 30, 2014. There was no non-cash interest expense recorded in the three and nine months ended September 30, 2015 and the three months ended September 30, 2014 related to the 3.75% Notes, compared to $4.9 million in the nine months ended September 30, 2014.
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
Cash interest expense related to the 2% Notes was $1.0 million in both the three months ended September 30, 2015 and 2014, and $3.0 million and $1.2 million in the nine months ended September 30, 2015 and 2014, respectively. Non-cash interest expense related to the 2% Notes was $1.9 million and $1.8 million in the three months ended September 30, 2015 and 2014, respectively, and $5.7 million and $2.1 million in the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the Company included $173.9 million on its balance sheet in long-term debt related to the 2% Notes.
Note 6. Capital Lease Obligations
As of September 30, 2015 and December 31, 2014, the Company has approximately $13.7 million and $8.0 million of manufacturing equipment acquired under capital leases, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%.
The assets have been recorded at $13.7 million and are included in property and equipment on the Company's balance sheet as of September 30, 2015. The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.6 million and $0.3 million in the three months ended September 30, 2015 and 2014, respectively, and $1.7 million and $1.0 million in the nine months ended September 30, 2015 and 2014, respectively.
Assets held under capital leases consist of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Manufacturing equipment	$13,705	$7,984
Less: Accumulated amortization	(3,623)	(1,885)
Total	$10,082	$6,099
The aggregate future minimum lease payments related to these capital leases as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$1,762
2016	5,639
2017	269
Total future minimum lease payments	$7,670
Interest expense	(589)
Total capital lease obligations	$7,081

The Company recorded $0.3 million and $0.4 million of interest expense on the capital leases in the three months ended September 30, 2015 and 2014, respectively. The Company recorded $1.0 million in both the nine month periods ended September 30, 2015 and 2014.
Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2015 and 2014, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Nine Months Ended September 30,
	2015	2014
2.00% Convertible Senior Notes	4,327,257	4,327,257
Unvested restricted stock units	862,044	786,850
Outstanding options	2,959,320	1,549,211
Total dilutive common shares	8,148,621	6,663,318
Note 8. Accounts Receivable
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
Accounts receivable from one customer represented approximately 13% of gross accounts receivable as of September 30, 2015. As of December 31, 2014 accounts receivable from two customers represented approximately 19% and 10% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands):

	As of
	September 30, 2015	December 31, 2014
Trade receivables	$37,709	$45,719
Allowance for doubtful accounts	(5,906)	(5,837)
Total accounts receivable	$31,803	$39,882
Note 9. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of September 30, 2015 and December 31, 2014. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for net realizable value based on quantities on hand and expectations of future use.
Inventories consist of the following (in thousands):

	As of
	September 30, 2015	December 31, 2014
Raw materials	$967	$853
Work-in-process	200	254
Finished goods, net	11,852	11,992
Total inventories	$13,019	$13,099

Note 10. Other Intangible Assets
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
 The Company recorded $2.1 million of other intangible assets in the nine months ended September 30, 2015 as a result of the acquisition of its Canadian distribution business (see Footnote 3 for further description). The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset over the estimated lives, based on the expected cash flows of the assets, accordingly. The amortization of other intangible assets was approximately $0.5 million for the three and nine months ended September 30, 2015. Amortization expense for the year ending December 31, 2015 is expected to be approximately $1.0 million.
Other intangible assets consist of the following (in thousands):

	As of
	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Customer and contractual relationships, net(1)	$32,099	$(21,051)	$11,048	$30,100	$(18,167)	$11,933
Tradename	2,800	(809)	1,991	2,800	(669)	2,131
Total intangible assets	$34,899	$(21,860)	$13,039	$32,900	$(18,836)	$14,064

(1)	Includes foreign currency translation loss of approximately $0.1 million.
Amortization expense related to other intangible assets was approximately $1.2 million and $0.9 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was approximately $3.0 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

	Amortization Expense
Years Ending December 31,	Customer and Contractual Relationships	Tradename	Total
2015 (remaining)	$1,214	$47	$1,261
2016	2,914	187	3,101
2017	2,184	187	2,371
2018	1,774	187	1,961
2019	1,438	187	1,625
Thereafter	1,524	1,196	2,720
Total	$11,048	$1,991	$13,039
As of September 30, 2015, the weighted average amortization period of the Company’s intangible assets is approximately 6.3 years.

Note 11. Product Warranty Costs
The Company provides a four-year warranty on its PDMs sold in the United States and a five-year warranty on its PDMs sold in Canada and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of the period	$3,167	$2,505	$2,614	$3,090
Warranty expense(1)	1,579	596	3,300	1,139
Warranty claims settled	(992)	(566)	(2,160)	(1,694)
Balance at the end of the period	$3,754	$2,535	$3,754	$2,535

(1)	Includes $0.5 million of warranty expense related to product that was shipped during the three months ending September 30, 2015 that did not meet the Company's quality expectations.

	As of
	September 30, 2015	December 31, 2014
Composition of balance:
Short-term	$1,925	$981
Long-term	1,829	1,633
	$3,754	$2,614
Note 12. Commitments and Contingencies
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
The aggregate future minimum lease payments related to these leases as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$573
2016	2,290
2017	2,327
2018	2,308
2019	2,181
Thereafter	6,080
Total	$15,759
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
The Company is in the process of responding to a revised audit report received in November 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
The Company is in the process of responding to a draft audit report received in June 2015 from the Connecticut Department of Social Services Office of Quality Assurance alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
The Company received a warning letter from the FDA in June 2015 that related to the release of certain lots of OmniPods that did not conform to final acceptance criteria. A voluntary recall of the identified lots was issued and the Company incurred $0.1 million as warranty expense. The Company has replied to the FDA’s letter, and received a response indicating that its corrective actions appear to have adequately addressed the issue outlined in the letter.
The Company has reached a settlement agreement with the Massachusetts Department of Revenue for sales and use tax audits related to Neighborhood Diabetes. Based on the settlement agreement, the Company recorded a liability of $0.8 million, which was a reduction of its previously recorded liability of $3.7 million in connection with the settlement of this matter at June 30, 2015.
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, which remains outstanding, alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with the Company’s allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys’ fees and costs. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
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
Note 13. Equity
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
The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. The expected volatility is computed over expected terms based upon the historical volatility of the Company's stock. The expected life of the awards is estimated based on the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on Company history and expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
In July 2014, in connection with the extinguishment of $28.5 million in principal amount of 3.75% Notes, the Company issued 348,535 shares of its common stock to the holders representing the conversion premium.
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. Stock-based compensation expense related to share-based awards recognized in the three month periods ended September 30, 2015 and 2014 was $4.2 million and $9.6 million, respectively, and was calculated based on awards ultimately expected to vest. Stock-based compensation expense related to share-based awards recognized in the nine month periods ended September 30, 2015 and 2014 was $13.8 million and $18.2 million, respectively, and was calculated on awards ultimately expected to vest.
At September 30, 2015, the Company had $41.7 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. As of September 30, 2015, 912,917 shares remain available for future issuance under the 2007 Plan.
In the nine months ended September 30, 2015, the Company awarded 194,500 shares of performance-based incentive stock options. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2014	1,847,669	$26.99
Granted	1,838,876	32.62
Exercised(1)	(432,525)	15.79	$8,386
Canceled	(294,700)	34.15
Balance, September 30, 2015	2,959,320	$31.41	$4,284
Vested, September 30, 2015(2)	883,047	$27.31	$4,060
Vested and expected to vest, September 30, 2015(2)(3)	2,669,160		$4,275

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of September 30, 2015, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of September 30, 2015, plus the number of unvested options expected to vest as of September 30, 2015, based on the unvested options outstanding at September 30, 2015, adjusted for the estimated forfeiture.

At September 30, 2015 there were 2,959,320 options outstanding with a weighted average exercise price of $31.41 and a weighted average remaining contractual life of 8.6 years. At September 30, 2015 there were 883,047 options exercisable with a weighted average exercise price of $27.31 and a weighted average remaining contractual life of 6.9 years.
Employee stock-based compensation expense related to stock options in the three month periods ended September 30, 2015 and 2014 was $2.0 million and $2.3 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options in the nine months ended September 30, 2015 and 2014 was $7.0 million and $5.2 million, respectively, and was based on awards ultimately expected to vest. At September 30, 2015, the Company had $22.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan
As of September 30, 2015 and September 30, 2014, the Company had no shares contingently issued under the employee stock purchase plan (“ESPP”). In the three and nine months ended September 30, 2015 and 2014, the Company recorded no significant stock-based compensation charges related to the ESPP.
Restricted Stock Units
In the nine months ended September 30, 2015, the Company awarded 696,926 restricted stock units to certain employees, which included 114,287 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). The number of performance-based restricted stock units granted during the nine months ended September 30, 2015 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company recognized stock compensation expense of $0.4 million in the nine months ended 2015 as it expects a portion of the performance-based restricted stock units granted will be earned based on its evaluation of the performance criteria at September 30, 2015. The restricted stock units were granted under the 2007 Plan and vest annually over a three year period from the grant date.
The restricted stock units granted have a weighted average fair value of $30.68 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the nine months ended September 30, 2015 were valued at approximately $21.4 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $1.7 million and $7.3 million of stock compensation expense related to the vesting of restricted stock units was recognized in the three months ended September 30, 2015 and 2014, respectively. Approximately $6.3 million and $13.0 million of stock-based compensation expense related to the vesting of restricted stock units was recognized in the nine months ended September 30, 2015 and 2014, respectively. Approximately $19.6 million of the fair value of the restricted stock units remained unrecognized as of September 30, 2015 and will be recognized over a weighted average period of 1.3 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2014	746,612	$31.40
Granted	696,926	30.68
Vested	(253,870)	28.23
Forfeited	(327,624)	33.34
Balance, September 30, 2015	862,044	$31.01
Note 14. Income Taxes
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
At September 30, 2015 and December 31, 2014, the Company provided a valuation allowance for the full amount of its net deferred tax asset because it is not more likely than not that the future tax benefit will be realized.
Income tax expense consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Current	$44	$6	$84	$59
Deferred	18	15	67	79
Total	$62	$21	$151	$138
In the three and nine months ended September 30, 2015 and 2014, the current portion of income tax expense primarily related to state and foreign taxes, and the deferred portion primarily related to U.S. Federal and State amounts.
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
The Company had no unrecognized tax benefits at September 30, 2015.
Note 15. Change in Accounting Estimate
The Company capitalizes eligible software development costs, including salaries and payroll-related costs of employees who devote time to the development. Capitalization begins when a detail program design is completed and technological feasibility has been established. These costs are amortized on a straight-line basis over the estimated useful life. In the second quarter of 2015, based on changes in one of the Company's ongoing projects, the Company determined that the detailed program designs were no longer sufficiently complete to establish technological feasibility of this project. As such, all costs previously capitalized for this project, approximately $1.3 million, and all subsequent costs incurred through September 30, 2015, have been recorded to research and development expense. This change in estimate increased research and development expense in the three and nine months ended September 30, 2015 by approximately $2.6 million and $7.3 million, respectively.
The Company records inventory at cost according to ASU No. 330, Inventory ("ASU 330"). In the third quarter of 2015, the Company identified that certain lots of OmniPods had increased complaints relating to the deployment of the needle mechanism. The Company believes that all goods produced with the specific tooling changes of needle mechanism components are subject to replacement, including certain OmniPod lots held as inventory at September 30, 2015. As such, the Company has determined that it will not recover any amounts related to this inventory. Accordingly, this change in estimate increased our cost of revenue in the three and nine months ended September 30, 2015 by approximately $6.4 million.

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
We acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in June 2011. Through Neighborhood Diabetes, we are able to provide customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and have the ability to process claims as either durable medical equipment or through pharmacy benefits.
We executed an asset purchase agreement with GlaxoSmithKline (GSK) whereby we acquired assets associated with the Canadian distribution of the Company's products. With the acquisition, we assumed all distribution, sales, marketing, training and support activities for the OmniPod system in Canada. Additional information regarding this acquisition is provided in note 3 to the consolidated financial statements included in this Form 10-Q.

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
Our sales and marketing effort is focused on generating demand and acceptance of the OmniPod System among key diabetes practitioners, academic medical centers, clinics, people with insulin-dependent diabetes, third-party payors, government agencies, and third-party distributors. Our marketing strategy is to build awareness for the benefits of the OmniPod System through a wide range of education programs, social networking, patient demonstration programs, support materials, media advertisements and events at the national, regional and local levels. We are using third-party distributors to improve our access to managed care and government reimbursement programs, expand our commercial presence and provide access to additional potential patients. Our total revenue was $87.3 million and $224.1 million for the three and nine months ended September 30, 2015, compared to $75.0 million and $216.2 million, respectively, in the corresponding 2014 periods.
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
We seek to increase manufacturing volumes and reduce the per-unit production cost for the OmniPod. By increasing production volumes of the OmniPod, we expect to reduce our per-unit raw material costs and improve absorption of manufacturing overhead costs. We continue to seek to sustain or reduce our cost per OmniPod through reductions in the bill of material as well as through manufacturing efficiencies. We believe our current manufacturing capacity is sufficient to meet our expected 2015 demand for OmniPods.
We purchase certain other diabetes management supplies from manufacturers at contracted rates and supply these products to our customers. Based on market penetration, payor plans and other factors, certain manufacturers provide rebates based on product sold. We record these rebates as a reduction to cost of goods sold as they are earned.
Since our inception in 2000, we have incurred losses every quarter. In the three and nine months ended September 30, 2015, we incurred net losses of $18.9 million and $46.2 million, respectively. As of September 30, 2015, we had an accumulated deficit of $624.2 million. We have financed our operations through private placements of debt and equity securities, public offerings of our common stock, issuances of convertible debt and borrowings under certain other debt agreements. As of September 30, 2015, we had $201.3 million of convertible debt outstanding which matures in June 2019.
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
At September 30, 2015, we had cash and cash equivalents totaling $145.5 million. We believe that our cash and cash equivalents, together with the cash expected to be generated from product sales, will be sufficient to meet our projected operating and debt service requirements for the next twelve months.

Financial Operations Overview
Revenue.  We derive most of our revenue from the sale of the OmniPod System and other diabetes related products including blood glucose testing supplies, traditional insulin pumps, pump supplies and other pharmaceuticals to customers and third-party distributors who resell the product to customers. The OmniPod System is comprised of two devices: the OmniPod, a disposable insulin infusion device that the patient wears for up to three days and then replaces; and the PDM, a handheld device much like a personal digital assistant that wirelessly programs the OmniPod with insulin delivery instructions, assists the patient with diabetes management and incorporates a blood glucose meter. Revenue with respect to the OmniPod system is primarily attributable to stand-alone OmniPod sales.
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
As of September 30, 2015 and December 31, 2014, we had deferred revenue of $2.4 million and $1.6 million, respectively. Total deferred revenue as of September 30, 2015 included $0.2 million classified in long term liabilities.
For the year ending December 31, 2015, we expect our revenue to continue to increase as we gain new customers in the United States; continue expansion in Europe, Canada, and certain other international markets and increase commercial sales with our drug delivery partners. In the three months ended September 30, 2015, new patient starts in the United States increased by 24%. New patient starts in any given quarter generally represent less than 10% of revenue in that three month period and therefore are an early indicator of future growth in our recurring revenue model rather than an explanation of growth for a given quarter. Increased revenue is dependent upon the success of our sales efforts, our customer retention and our ability to produce OmniPods in sufficient volumes as our patient base grows and is subject to other risks and uncertainties, including the potential for a reduction in on-hand inventory levels amongst our distributors.
Cost of revenue.    Cost of revenue consists primarily of raw material, labor, warranty, inventory reserve and overhead costs such as freight and depreciation related to the OmniPod System and the cost of products we acquire from third party suppliers. Cost of revenue will continue to increase as our revenue increases.
Research and development.    Research and development expenses consist primarily of personnel costs and outside services within our product development, regulatory and clinical functions, and product development projects. We expense all research and development costs as incurred, unless these costs meet the criteria to be capitalized as internal use software or software to be sold, leased or marketed. For the year ending December 31, 2015, we expect overall research and development spending to increase from our 2014 spend as we increase development efforts on our on-going projects including continued improvements to the manufacturing process of the OmniPod System, the development of a new PDM, the integration with continuous glucose monitoring technology, a development effort with Eli Lilly and Company to further address the needs of Type 2 diabetes patients with OmniPod technology and the ability to use our technology as a delivery platform for other pharmaceuticals.
General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, legal, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs. For the year ending December 31, 2015, we incurred significant nonrecurring costs including those related to the transition of our management team, however overall we expect general and administrative expenses to decrease as compared to our 2014 spending because we incurred significant costs in 2014 to resolve our then outstanding litigation with Becton, Dickinson and Company.
Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer support and training functions, sales commissions paid to our sales representatives and costs associated with participation in medical conferences, physician symposia and promotional activities, including distribution of units used in our demonstration kit programs. We expect sales and marketing expenses in the year ending December 31, 2015 to increase compared to 2014 as we expand our commercial team and invest in initiatives that will enhance awareness and drive increased adoption of the OmniPod System as well as increased adoption of our technology as a delivery platform for other pharmaceuticals.
Results of Operations
This section discusses our consolidated results of operations for the third quarter and first nine months of 2015 compared to the same periods in 2014, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenue	$87,303	$74,985	$12,318	16%	$224,106	$216,159	$7,947	4%
Cost of revenue	51,652	36,943	14,709	40%	121,273	109,544	11,729	11%
Gross profit	35,651	38,042	(2,391)	(6)%	102,833	106,615	(3,782)	(4)%
Gross margin	40.8%	50.7%			45.9%	49.3%
Operating expenses:
Research and development	10,035	7,158	2,877	40%	30,311	20,614	9,697	47%
General and administrative	17,156	18,890	(1,734)	(9)%	45,841	52,661	(6,820)	(13)%
Sales and marketing	24,194	14,870	9,324	63%	63,406	43,382	20,024	46%
Total operating expenses	51,385	40,918	10,467	26%	139,558	116,657	22,901	20%
Operating loss	(15,734)	(2,876)	12,858	447%	(36,725)	(10,042)	26,683	266%
Interest and other expense, net	(3,131)	(7,948)	(4,817)	(61)%	(9,317)	(35,920)	(26,603)	(74)%
Income tax expense	(62)	(21)	41	195%	(151)	(138)	13	9%
Net loss	$(18,927)	$(10,845)	$8,082	75%	$(46,193)	$(46,100)	$93	—%
Revenue
Our total revenue increased to $87.3 million, up $12.3 million, or 16%, in the third quarter of 2015 compared to the third quarter of 2014, due to growth across all of our product lines, led by growth in U.S. OmniPod revenue and our on-body injection devices for drug delivery. Our U.S. OmniPod revenue increased to $50.0 million, up $5.2 million, or 12%, reflecting growth in our installed base of OmniPod users. Our international OmniPod revenue increased to $13.5 million, up $1.1 million, or 9%, primarily reflecting growth in our direct business following the acquisition of our Canadian distributor in July 2015. Our drug delivery revenue increased to $7.1 million, up $4.8 million, due to growth in demand for our on-body injection devices following regulatory approval of our primary device in December 2014. Our Neighborhood Diabetes revenue increased to $16.7 million, up $1.2 million, or 8%, reflecting growth in patient demand.
Total revenue increased $7.9 million in the first nine months of 2015 compared to the same period in 2014, primarily the result of an increase in our on-body injection devices for drug delivery and an increase in U.S. OmniPod revenue, offset by lower international OmniPod revenue. Our U.S. OmniPod revenue increased to $133.9 million, up $3.9 million, or 3%, reflecting growth in our installed base of OmniPod users, offset by lower distributor shipments in the first half of 2015 as compared to 2014. Our international OmniPod revenue decreased to $24.9 million, down $11.8 million, or 32%, primarily reflecting lower distributor revenues due to changes in distributor ordering patterns and a lower transfer price to our distributor in 2015. Our drug delivery revenue increased to $19.3 million, up $14.7 million, due to growth in demand for our on-body injection devices following regulatory approval of our primary device in December 2014. Our Neighborhood Diabetes revenue increased to $46.0 million, up $1.1 million, or 2%, reflecting growth in patient demand.

Cost of Revenue
Cost of revenue increased $14.7 million in the third quarter of 2015 compared to the third quarter of 2014 primarily due to approximately $7.7 million of costs incurred during the third quarter of 2015 associated with certain product which ultimately did not meet our quality expectations, these costs include a specific reserve of $6.4 million for certain product in inventories at September 30, 2015 and approximately $1.3 million from inefficiencies related to reduced production levels and increased warranty reserve during the third quarter. We expect to record an additional specific reserve of $1.0 million for certain product produced in this configuration in the fourth quarter of 2015. In the first nine months of 2015, cost of revenue increased $11.7 million compared to the same period in 2014, due primarily to the specific inventory reserve incurred during the third quarter of 2015.
Gross Margin
Gross margin in the third quarter and first nine months of 2015 decreased by approximately 10 and 3 points, respectively, compared to the same periods in 2014. The decreases for both comparisons primarily resulted from approximately $7.7 million of costs incurred during the third quarter of 2015 associated with certain product which did not meet our quality expectations, as well as lower royalty revenues in 2015 as compared to 2014 and a decrease in the transfer price to our international OmniPod distributor in 2015 as compared to 2014.
Research and Development
Research and development expenses increased $2.9 million to $10.0 million for the three months ended September 30, 2015, compared to $7.2 million for the same period in 2014. The increase was primarily the result of expenses related to our development projects and ongoing efforts to improve our current product.
Research and development expenses increased $9.7 million to $30.3 million for the nine months ended September 30, 2015, compared to $20.6 million for the same period in 2014. The increase was primarily the result of an $8.9 million increase in expenses related to our development projects. Additionally, there was a $1.1 million increase in employee related expenses, including costs related to the addition of employees and higher management transition costs.
General and Administrative
General and administrative expenses decreased $1.7 million to $17.2 million for the three months ended September 30, 2015, compared to $18.9 million for the same period in 2014, primarily the result of a $4.9 million decrease in employee related expenses including stock compensation and severance payments. This decrease was offset by an increase in legal, audit, professional services fees and consulting fees of approximately $1.9 million, as well as an increase in shipping costs of $0.4 million. The higher legal, audit, and professional fees were primarily a result of the Company's review of historic revenue transactions.
General and administrative expenses decreased $6.8 million to $45.8 million for the nine months ended September 30, 2015, compared to $52.7 million for the same period in 2014. The decrease was primarily the result of the Becton Dickinson patent litigation settlement and other legal fees of approximately $8.4 million included in 2014 and a $1.1 million decrease in employee related expenses. The decrease was partially offset by an increase in consulting fees and information technology spending of approximately $1.5 million and $0.4 million, respectively.
Sales and Marketing
Sales and marketing expenses increased $9.3 million to $24.2 million for the three months ended September 30, 2015, compared to $14.9 million for the same period in 2014. The increase was mainly the result of a $5.4 million increase in employee related expenses due to the addition of employees in our sales force and customer support areas in 2015 as compared to 2014 and a $2.7 million increase in costs associated with marketing campaigns, new market opportunities and other strategic initiatives as we continue to expand awareness of the OmniPod System and our on-body injection devices for drug delivery. Additionally, we incurred increases in advertising and other selling costs as well as in travel and entertainment costs of approximately $0.7 million and $0.5 million, respectively. We also incurred additional sales and marketing expenses following our acquisition of our Canadian distributor in July 2015, including $0.5 million of amortization of acquired intangibles.

Sales and marketing expenses increased $20.0 million to $63.4 million for the nine months ended September 30, 2015, compared to $43.4 million for the same period in 2014. The increase was mainly the result of a $12.5 million increase in employee related expenses due to the addition of employees in our sales force and customer support areas in 2015 as compared to 2014. Additionally, we incurred a $5.9 million increase in costs associated with marketing campaigns as we continue to expand awareness of the OmniPod System and our on-body injection devices for drug delivery and an additional $1.2 million increase in travel and entertainment costs. We also incurred additional sales and marketing expenses following our acquisition of our Canadian distributor towards in July 2015, including $0.5 million of amortization of acquired intangibles.
Interest and Other Expense, Net
Interest and other expense, net was $3.1 million and $9.3 million for the three and nine months ended September 30, 2015, compared to $7.9 million and $35.9 million for three and nine months ended September 30, 2014. Decreases in interest and other expense, net in the third quarter and first nine months of 2015 compared to the third quarter and first nine months of 2014 was primarily related to the loss from extinguishment of long-term debt of $4.3 million and $23.2 million, respectively. The decrease also resulted from a 2% interest rate on our long-term debt in 2015 compared to a 3.75% interest rate in the prior period.
Income Tax Expense
Income tax expense was $0.1 million and de minimis in the three months ended September 30, 2015 and 2014, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. Income tax expense is comprised of a current and deferred portion. The current portion primarily related to state and foreign taxes and the deferred portion primarily related to federal and state tax amounts. Additional information regarding income tax expenses is provided in note 14 to the consolidated financial statements included in this Form 10-Q.
Liquidity and Capital Resources
We commenced operations in 2000 and to date we have financed our operations primarily through private placements of common and preferred stock, secured indebtedness, public offerings of our common stock and issuances of convertible debt.
As of September 30, 2015, we had $145.5 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Equity
In July 2014, in connection with the extinguishment of $28.5 million in principal amount of 3.75% Notes (as defined below), we issued 348,535 shares of common stock to the holders representing the conversion value in excess of the principal amount.
Additional information about our common stock issuances is provided in note 13 to the consolidated financial statements included in this Form 10-Q.

Debt
We had outstanding convertible debt and related deferred financing costs on our consolidated balance sheet as follows (in thousands):

	As of
	September 30, 2015	December 31, 2014
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(27,380)	(32,256)
Long-term debt, net of discount	$173,870	$168,994
Deferred financing costs	$4,130	$4,974
Interest expense related to the 3.75% Notes and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Contractual coupon interest	$1,007	$962	$3,019	$3,583
Accretion of debt discount	1,650	1,548	4,876	6,431
Amortization of debt issuance costs	281	277	844	615
Loss on extinguishment of long-term debt	—	4,260	—	23,203
Total interest and other expense	$2,938	$7,047	$8,739	$33,832
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
No cash interest expense was recorded related to the 3.75% Notes in both the three and nine months ended September 30, 2015 and the three months ended September 30, 2014. Cash interest expense related to the outstanding 3.75% Notes was $2.4 million in the nine months ended September 30, 2014.
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
Cash interest expense related to the 2% Notes was $1.0 million in both the three months ended September 30, 2015 and 2014, and $3.0 million and $1.2 million in the nine months ended September 30, 2015 and 2014, respectively. Non-cash interest expense related to the 2% Notes was $1.9 million and $1.8 million in the three months ended September 30, 2015 and 2014, respectively, and $5.7 million and $2.1 million in the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, we included $173.9 million on the balance sheet in long-term debt related to the 2% Notes.
Additional information regarding our debt issuances is provided in note 5 to the consolidated financial statements included in this Form 10-Q.
Capital Leases
As of September 30, 2015 and December 31, 2014, we have approximately $13.7 million and $8.0 million of manufacturing equipment acquired under capital leases, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%. The assets have been recorded at $13.7 million and are included in property and equipment on our balance sheet as of September 30, 2015.

At September 30, 2015, $6.0 million was included in current liabilities and $1.1 million was included in long-term liabilities on our balance sheet related to these capital leases. The aggregate future minimum lease payments related to these capital leases as of September 30, 2015, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2015 (remaining)	$1,762
2016	5,639
2017	269
Total future minimum lease payments	$7,670
Interest expense	(589)
Total capital lease obligations	$7,081
We recorded $0.3 million and $0.4 million of interest expense on the capital leases in both the three months ended September 30, 2015 and 2014, respectively. We recorded $1.0 million in both the nine months ended September 30, 2015 and 2014.
Operating Activities
The following table sets forth the amounts of cash used in operating activities and net loss for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$6,043	$4,313
Net loss	$(46,193)	$(46,100)
In the nine months ended September 30, 2015, net cash provided by operating activities was primarily attributable to operations after adjustments for non-cash and other expenses of approximately $33.7 million and changes in operating assets and liabilities of $18.5 million. Non-cash and other items included depreciation and amortization of $11.4 million, stock-based compensation of $13.8 million, provision for bad debts of $2.8 million and non-cash interest and other expense of $5.7 million. Changes in operating assets and liabilities primarily consisted of an increase of $11.8 million in accounts payable, accrued expenses, and other current liabilities and a decrease in accounts receivable of $5.3 million.
Non-cash and other items provided by operating activities was $61.7 million in the nine months ended September 30, 2014, and included a loss from the extinguishment of debt of $23.2 million, depreciation and amortization of $9.2 million, stock-based compensation of $18.2 million, non-cash interest and other expense of $8.4 million and provision for bad debts of $2.7 million.
Investing and Financing Activities
The following table sets forth the amounts of cash used in investing activities and cash provided by (used in) financing activities for each of the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash used in investing activities	$(11,841)	$(8,853)
Cash provided by financing activities	$292	$1,185
Cash used in investing activities in the nine months ended September 30, 2015 was primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of the OmniPod System, as well as the acquisition of our Canadian distributor in July 2015.
Cash used in investing activities in the nine months ended September 30, 2014 as primarily related to purchases of property and equipment, of which the majority related to the purchase of manufacturing equipment for use in the production of the OmniPod System.
Cash provided by financing activities in the nine months ended September 30, 2015 was mainly related to the net proceeds from the issuance of common stock related to exercises of employee stock options offset by our payment of taxes in connection with the vesting of the restricted stock units in the period and payment of certain capital lease obligations. Cash provided by financing activities in the nine months ended September 30, 2014 mainly related to the net proceeds from the issuance of long-term debt and common stock related to exercises of employee stock options offset by our repayment of debt and payment of taxes in connection with the vesting of the restricted stock units in the period.
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
The following table summarizes our principal obligations as of September 30, 2015 (in thousands):

	Payments Due in
Contractual Obligations	Total	2015 (remaining)	2016	2017	2018	2019	Later
Operating lease obligations	$15,759	$573	$2,290	$2,327	$2,308	$2,181	$6,080
Debt obligations(1)	216,176	1,006	4,025	4,025	4,025	203,095	—
Capital lease obligations(2)	7,670	1,762	5,639	269	—	—	—
Purchase obligations	3,250	1,250	2,000	—	—	—	—
Total contractual obligations	$242,855	$4,591	$13,954	$6,621	$6,333	$205,276	$6,080

(1)	The interest rate on the convertible debt is 2% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 13-17%. We have included future payments of interest on the capital leases in our obligations.
We are in the process of responding to a revised audit report received in November 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
We are in the process of responding to a draft audit report received in June 2015 from the Connecticut Department of Social Services Office of Quality Assurance alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
We received a warning letter from the FDA in June 2015 that related to the release of certain lots of OmniPods that did not conform to final acceptance criteria. A voluntary recall of the identified lots was issued and the Company accrued $0.1 million as warranty expense. The Company has replied to the FDA’s letter, and received a response indicating that its corrective actions appear to have adequately addressed the issue outlined in the letter.
We have reached a settlement agreement with the Massachusetts Department of Revenue for sales and use tax audits related to Neighborhood Diabetes. Based on the settlement agreement, we recorded a liability of $0.8 million, which was a reduction of our previously recorded liability of $3.7 million in connection with the settlement of this matter at June 30, 2015.
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, Massachusetts, against us and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, which remains outstanding, alleges violations of Sections 10(b) and 20(a) and Rule 10b-5 of the

Securities Exchange Act of 1934 by making allegedly false and misleading statements about our business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with the our allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys’ fees and costs. Due in part to the preliminary nature of this matter, we currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet financing arrangements.
Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying condensed notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2015. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The guidance is effective for annual reporting periods beginning after December 15, 2015, and must be applied retrospectively. Early adoption is permitted. Had we adopted ASU 2015-03, other noncurrent assets and long-term debt would both have been $4.1 million and $5.0 million lower as of September 30, 2015 and December 31, 2014, respectively.
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
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. Early adoption is permitted. We are currently evaluating the impact of ASU 2015-16.

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
As of September 30, 2015, we had outstanding debt recorded on our consolidated balance sheet of $201.3 million related to our 2% Notes and $7.1 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2015, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings is provided in note 12 to the consolidated financial statements in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Description of Document

31.1	Certification of Patrick J. Sullivan, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Levitz, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Patrick J. Sullivan, President and Chief Executive Officer, and Michael L. Levitz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and September 30, 2014 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: November 6, 2015	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2015	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)