Form 10-Q
period 2016-03-31
INSULET CORP
filed 2016-04-29
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of April 27, 2016, the registrant had 57,159,581 shares of common stock outstanding.

INSULET CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2016	December 31, 2015
(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$111,635	$122,672
Accounts receivable, net	40,474	42,530
Inventories, net	14,024	12,024
Prepaid expenses and other current assets	5,712	4,283
Current assets of discontinued operations (Note 3)	—	9,252
Total current assets	171,845	190,761
Property and equipment, net	41,695	41,793
Other intangible assets, net	885	933
Goodwill	39,761	39,607
Other assets	588	76
Long-term assets of discontinued operations (Note 3)	—	1,956
Total assets	$254,774	$275,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,482	$15,213
Accrued expenses and other current liabilities	30,385	36,744
Deferred revenue	1,461	2,361
Current portion of capital lease obligations	4,447	5,519
Current liabilities of discontinued operations (Note 3)	—	5,319
Total current liabilities	49,775	65,156
Capital lease obligations	—	269
Long-term debt, net of discount	173,681	171,698
Other long-term liabilities	4,922	3,952
Total liabilities	228,378	241,075
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2016 and December 31, 2015. Issued and outstanding: zero shares at March 31, 2016 and December 31, 2015.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2016 and December 31, 2015. Issued and outstanding: 57,112,482 and 56,954,830 shares at March 31, 2016 and December 31, 2015, respectively.	57	57
Additional paid-in capital	690,619	686,193
Accumulated other comprehensive loss	(254)	(654)
Accumulated deficit	(664,026)	(651,545)
Total stockholders’ equity	26,396	34,051
Total liabilities and stockholders’ equity	$254,774	$275,126

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2016	2015
Revenue	$81,213	$48,148
Cost of revenue	37,162	18,955
Gross profit	44,051	29,193
Operating expenses:
Research and development	12,989	8,207
Sales and marketing	24,022	14,710
General and administrative	14,739	13,542
Total operating expenses	51,750	36,459
Operating loss	(7,699)	(7,266)
Interest expense	(3,096)	(3,179)
Other income, net	170	27
Interest and other expense, net	(2,926)	(3,152)
Loss from continuing operations before income taxes	(10,625)	(10,418)
Income tax expense	(64)	(24)
Net loss from continuing operations	$(10,689)	$(10,442)
Loss from discontinued operations, net of tax ($408 and $28 for three months ended March 31, 2016 and 2015, respectively)	(1,792)	(1,392)
Net loss	$(12,481)	$(11,834)
Net loss per share basic and diluted
Net loss from continuing operations per share basic and diluted	$(0.19)	$(0.18)
Net loss from discontinued operations per share basic and diluted	$(0.03)	$(0.03)
Weighted-average number of shares used in calculating net loss per share	57,029,575	56,496,648

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net loss	$(12,481)	$(11,834)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	400	3
Total other comprehensive income, net of tax	400	3
Total comprehensive loss	$(12,081)	$(11,831)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net loss	$(12,481)	$(11,834)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,422	3,433
Non-cash interest	1,984	1,883
Stock-based compensation expense	5,271	5,305
Provision for bad debts	655	328
Other	139	—
Changes in operating assets and liabilities:
Accounts receivable	2,306	3,461
Inventories	(2,649)	(6,966)
Deferred revenue	(882)	313
Prepaid expenses and other assets	(462)	384
Accounts payable, accrued expenses and other current liabilities	(8,776)	(59)
Other long-term liabilities	956	264
Net cash used in operating activities	(10,517)	(3,488)
Cash flows from investing activities
Purchases of property and equipment	(3,160)	(4,346)
Proceeds from divestiture of business, net (Note 3)	4,614	—
Net cash provided by (used in) investing activities	1,454	(4,346)
Cash flows from financing activities
Principal payments of capital lease obligations	(1,340)	(1,193)
Proceeds from issuance of common stock, net of offering costs	796	4,876
Payment of withholding taxes in connection with vesting of restricted stock units	(1,640)	(1,434)
Net cash (used in) provided by financing activities	(2,184)	2,249
Effect of exchange rate changes on cash	210	—
Net decrease in cash and cash equivalents	(11,037)	(5,585)
Cash and cash equivalents, beginning of period	122,672	151,193
Cash and cash equivalents, end of period	$111,635	$145,608
Non-cash investing and financing activities
Purchases of property and equipment under capital lease	$—	$5,721

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
The Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in June 2011. Through Neighborhood Diabetes, the Company provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and had the ability to process claims as either durable medical equipment or through pharmacy benefits. In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical LLC ("Liberty Medical"). Additional information regarding the disposition and treatment of the Neighborhood Diabetes business as discontinued operations is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
Commercial sales of the OmniPod System began in the United States in 2005. The Company sells the OmniPod System and other diabetes management supplies in the United States through direct sales to customers or through its distribution partners. The OmniPod System is currently available in multiple countries in Europe, Canada and Israel.
In addition to using the Pod for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the OmniPod technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.
In July 2015, the Company executed an asset purchase agreement whereby it acquired the Canadian OmniPod distribution operations from GlaxoSmithKline ("GSK"). With the acquisition, the Company assumed all distribution, sales, marketing, training and support activities for the OmniPod system in Canada.
Note 2. Summary of Significant Accounting Policies
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense, acquired businesses, accounts receivable, inventories, goodwill, deferred revenue, equity instruments, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.
Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency, primarily the Canadian dollar, are included in other expense, net, and were not material in the three months ending March 31, 2016 and 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents

For the purpose of the financial statement classification, the Company considers all highly liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market accounts, which are carried at cost which approximates their fair value. Outstanding letters of credit, related to security deposits for lease obligations, totaled $1.2 million as of March 31, 2016 and December 31, 2015.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that their Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offering primarily consists of the OmniPod System and drug delivery. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that they operate as one segment.
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
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill was tested for impairment at the enterprise level. The Company performs an annual goodwill impairment test unless interim indicators of impairment exist. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There was no impairment of goodwill during the three months ended March 31, 2016 or 2015. As a result of the sale of Neighborhood Diabetes, goodwill was allocated to the discontinued business using the relative fair value approach.
Revenue Recognition
The Company generates most of its revenue from global sales of the OmniPod System. Revenue also includes sales of devices based on the OmniPod technology platform to global pharmaceutical and biotechnology companies for the delivery of subcutaneous drugs across multiple therapeutic areas.

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
As of March 31, 2016 and December 31, 2015, the Company had deferred revenue of $1.7 million and $2.5 million, respectively, which included $0.2 million classified in other long-term liabilities in each period. Deferred revenue primarily relates to undelivered elements on certain arrangements within the Company's developmental arrangements and other instances where the Company not yet met the revenue recognition criteria.
International OmniPod revenue accounted for approximately 19% and 8% of total revenue in the three months ended March 31, 2016 and 2015, respectively.
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
The Company purchases OmniPods from Flextronics International Ltd., its single source supplier. As of March 31, 2016 and December 31, 2015, liabilities to this vendor represented approximately 29% and 28% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
In the three months ended March 31, 2016, three customers represented 17%, 15% and 10% of total revenue, respectively. In the three months ended March 31, 2015, one customer represented 12% of total revenue.
Reclassification of Prior Period Balance
Certain reclassifications have been made to prior periods amounts to conform to the current period financial statement presentation including adjusting footnotes within to reflect the presentation of discontinued operations. These reclassifications have no effect on previously reported net income.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company makes additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-09. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial position and results of operations.

In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12"). ASU 2014-12 clarifies the period over which compensation cost would be recognized in awards with a performance target that affects vesting and that could be achieved after the requisite service period. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective in fiscal years beginning after January 1, 2016, with early adoption permitted. As of March 31, 2016, the Company has adopted ASU 2014-12, which did not have an impact on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern ("ASU 2014-15"). ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for fiscal years ending after December 15, 2016 and interim periods within annual periods beginning after 15 December 2016.  Early adoption is permitted. The Company concluded, that if this standard had been adopted as of March 31, 2016 substantial doubt about the Company’s ability to continue as a going concern would not exist.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations, Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective in 2016 for calendar year-end public entities. Early adoption is permitted. As of March 31, 2016, the Company has adopted ASU 2014-12, which did not have an impact on the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-09.
Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	12

Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	17

Inventories	Note	9	Page	17

Intangibles and Other Long-Lived Assets	Note	10	Page	18

Warranty	Note	11	Page	19

Stock-Based Compensation	Note	13	Page	21

Income Taxes	Note	14	Page	23

Note 3. Discontinued Operations
Beginning in the first quarter of 2016, the results of operations, assets, and liabilities of Neighborhood Diabetes, are classified as discontinued operations for all periods presented, except for certain corporate overhead costs which remain in continuing operations.
In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical for approximately $5 million in cash, subject to certain customary closing adjustments. These adjustments are expected to be finalized by June 30, 2016.
In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet is providing various services to Liberty Medical on an interim transitional basis. The services generally commenced on the separation date and terminate up to six months following the closing. Services provided by Insulet include certain information technology and back office support. The charges for such services are generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support is to provide Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and does not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which will be reimbursed in full, were $0.3 million for the three months ending March 31, 2016.
Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. For the three months ended March 31, 2016 and 2015, revenue from continued operations as presented in the consolidated statement of operations include $0.3 million and $0.5 million, respectively of OmniPod sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation. These amounts were historically reported in the Neighborhood Diabetes revenue results and are being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.
Post divestiture, OmniPod sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.4 million for the three months ending March 31, 2016.
The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the three months ending March 31, 2016 and 2015:

	Three Months Ended March 31,
(In thousands)	2016	2015
Discontinued operations:
Revenue (1)	$7,730	$13,067
Cost of revenue	5,369	9,453
Gross profit	2,361	3,614
Operating and other expenses	2,481	4,978
Loss on sale of Neighborhood Diabetes	1,264	—
Loss from discontinued operations before taxes	(1,384)	(1,364)
Income tax expense	(408)	(28)
Net loss from discontinued operations	$(1,792)	$(1,392)

(1)	Revenue for the three months ending March 31, 2016 includes revenue from the operations of Neighborhood Diabetes through date of sale in February 2016.

The following is a summary of the Neighborhood Diabetes assets and liabilities presented as discontinued operations as of December 31, 2015:

December 31, 2015
(In thousands)
ASSETS
Accounts receivable, net	$5,857
Inventories, net	2,019
Prepaid expenses and other current assets	1,376
Current assets of discontinued operations	9,252
Intangible assets, net	1,788
Goodwill	140
Other non-current assets	28
Long-term assets of discontinued operations	1,956
Total assets of discontinued operations	$11,208
LIABILITIES
Accounts payable	$3,436
Accrued expenses and other current liabilities	1,883
Current liabilities of discontinued operations	5,319
Total liabilities of discontinued operations	$5,319

Total operating cash flows used in discontinued operations in the three months ended March 31, 2016 and 2015 were $2.0 million and $1.4 million, respectively.
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

The following table provides a summary of assets that are measured at fair value as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
March 31, 2016
Recurring Fair Value Measurements:
Cash Equivalents - Money Market Funds	$98,305	$98,305	$—	$—
Non-Recurring Fair Value Measurements:
Long-lived assets held and used(1)	$—	$—	$—	$—
December 31, 2015
Recurring Fair Value Measurements:
Cash Equivalents - Money Market Funds	$98,223	$98,223	$—	$—
Non-Recurring Fair Value Measurements:
Long-lived assets held and used(1)	$1,788	$—	$—	$1,788

(1)
Long-lived assets held and used relate to the asset group of the Neighborhood Diabetes business which consists of definite lived intangible assets and property and equipment. During the fourth quarter of 2015, the Company recognized an impairment charge on this asset group totaling $9.1 million, which represented the difference between the fair value of the asset group and the carrying value. As a result of the impairment, the asset group was recorded at fair value as of December 31, 2015. The fair value for the asset group was determined using the direct cash flows expected to be received from the disposition of the asset group, which was completed in February 2016 (level 3 input).

Debt
The estimated fair value of debt is based on the Level 1 quoted market prices for the same or similar issues and included the impact of the conversion features.
The carrying amounts and the estimated fair values of financial instruments as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$173,681	$195,915	$171,698	$207,882
The Company issued $201.3 million in principal amount of 2% Notes (as defined below) in June 2014. The carrying value of the 2% Notes at March 31, 2016 includes a debt discount of $24.0 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The decrease in the estimated fair values of these liabilities from December 31, 2015 to March 31, 2016 represents the impact of the quoted bond prices at those dates.

Note 5. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	As of
	March 31, 2016	December 31, 2015
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(24,002)	(25,704)
Deferred financing costs	(3,567)	(3,848)
Long-term debt, net of discount	$173,681	$171,698
Interest expense related to the 3.75% Notes (as defined below) and the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual coupon interest	$1,006	$1,006
Accretion of debt discount	1,702	1,601
Amortization of debt issuance costs	282	282
Total interest and other expense	$2,990	$2,889
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
There was no cash or non-cash interest expense recorded in the three months ended March 31, 2016 and 2015 related to the 3.75% Notes.
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
Cash interest expense related to the 2% Notes was $1.0 million in the three months ended March 31, 2016 and 2015. Non-cash interest expense related to the 2% Notes was $2.0 million and $1.9 million in the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, the Company included $173.7 million on its balance sheet in long-term debt related to the 2% Notes.
Note 6. Capital Lease Obligations
As of March 31, 2016 and December 31, 2015, the Company has approximately $13.7 million of manufacturing equipment acquired under capital leases, included in property and equipment, respectively. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%.
The assets acquired under capital leases are being amortized on a straight-line basis over five years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.7 million and $0.5 million in the three months ended March 31, 2016 and 2015, respectively.
Assets held under capital leases consist of the following (in thousands):

	As of
	March 31, 2016	December 31, 2015
Manufacturing equipment	$13,705	$13,705
Less: Accumulated amortization	(5,030)	(4,346)
Total	$8,675	$9,359
The aggregate future minimum lease payments related to these capital leases as of March 31, 2016, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2016 (remaining)	$4,359
2017	269
Total future minimum lease payments	$4,628
Interest expense	(181)
Total capital lease obligations	$4,447
The Company recorded $0.2 million and $0.3 million of interest expense on capital leases in the three months ended March 31, 2016 and 2015.

Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2016 and 2015, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2016	2015
2.00% Convertible Senior Notes	4,327,257	4,327,257
Unvested restricted stock units	1,150,720	961,947
Outstanding options	3,594,297	2,769,259
Total dilutive common shares	9,072,274	8,058,463
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
Accounts receivable from two customers represented approximately 19% and 11% of gross accounts receivable as of March 31, 2016, respectively. As of December 31, 2015 accounts receivable from two customers represented approximately 22% and 19% of gross accounts receivable, respectively.
The components of accounts receivable are as follows (in thousands) which excludes historical amounts that are now presented in current assets of discontinued operations at December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Trade receivables	$44,008	$46,668
Allowance for doubtful accounts	(3,534)	(4,138)
Total accounts receivable	$40,474	$42,530
Note 9. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method. Inventory has been recorded at cost as of March 31, 2016 and December 31, 2015. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production. The Company periodically reviews inventories for net realizable value based on quantities on hand and expectations of future use.
Inventories consist of the following (in thousands) which excludes historical amounts that are now presented in current assets of discontinued operations at December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Raw materials	$773	$632
Work-in-process	2,625	1,960
Finished goods, net	10,626	9,432
Total inventories	$14,024	$12,024

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
The Company recorded $32.9 million of other intangible assets as a result of the acquisition of Neighborhood Diabetes in 2011. In December 2015, the Company completed a long-lived asset impairment test for Neighborhood Diabetes and determined that the carrying value of the long-lived asset group, which included intangible assets, exceeded the undiscounted cash flows expected to be generated from the asset group. The Company compared the fair value of the intangible assets and the related asset group, which was estimated based on the subsequent sales price of the asset group as of February 2016. As a result, an impairment charge of $9.0 million was recorded within general and administrative expenses for the year ended December 31, 2015. The impairment charge was allocated on a pro-rata basis based on the carrying value of the assets within the asset group. As a result, impairment charges of approximately $7.4 million and $1.6 million, respectively, were recorded on the customer relationship and trade name intangible assets. During the three months ended March 31, 2016, the remaining balance of the other intangible assets associated with the acquisition of Neighborhood Diabetes were removed from the balance sheet as part of the divestiture and included in the calculated loss of disposal. No further impairment was recorded upon the sale.
The Company recorded $2.1 million of other intangible assets in 2015 as a result of the July 2015 acquisition of its Canadian distribution business. The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset over the estimated lives, based on the expected cash flows of the assets, accordingly. The amortization expense of other intangible assets was approximately $0.1 million in the three months ended March 31, 2016, which was recorded in general and administration expenses on the statement of operations.
Other intangible assets consist of the following (in thousands). Note that amounts presented below for the year ended December 31, 2015 have been adjusted to remove the intangible assets presented as long-term assets of discontinued operations at December 31, 2015.

	As of
	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contractual relationships, net	$2,067	$(1,182)	$885	$1,933	$(1,000)	$933
Tradename	—	—	—	—	—	—
Total intangible assets	$2,067	$(1,182)	$885	$1,933	$(1,000)	$933
Amortization expense was approximately $0.1 million for the three months ended March 31, 2016. There was no amortization expense from continuing operations for the three months ended March 31, 2015.

Amortization expense expected for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Contractual Relationships
2016 (remaining)	$338
2017	187
2018	160
2019	133
2020	67
Thereafter	—
Total	$885
As of March 31, 2016, the weighted average amortization period of the Company’s intangible assets is approximately 4.8 years.
Note 11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands) which excludes historical amounts that are now presented in current liabilities of discontinued operations at December 31, 2015:

	As of
	March 31, 2016	December 31, 2015
Employee compensation and related items	$11,309	$16,856
Professional and consulting services	5,755	5,654
Suppliers	3,437	4,981
Warranty reserve	1,547	1,592
Sales and use tax	931	1,163
Other	7,406	6,498
Total accrued expenses and other current liabilities	$30,385	$36,744
Product Warranty Costs
The Company provides a four-year warranty on its PDMs sold in the United States and a five year warranty on its PDMs sold in Canada and may replace any OmniPods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Warranty expense is recorded in cost of goods sold on the statement of operations. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at the beginning of the period	$4,152	$2,614
Warranty expense	1,028	467
Warranty claims settled	(1,020)	(420)
Balance at the end of the period	$4,160	$2,661

	As of
	March 31, 2016	December 31, 2015
Composition of balance:
Short-term	$1,547	$1,592
Long-term	2,613	2,560
	$4,160	$4,152
Note 12. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, Canada and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other current and long-term liabilities in the accompanying balance sheets. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions.
The aggregate future minimum lease payments related to these leases as of March 31, 2016, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2016 (remaining)	1,678
2017	2,181
2018	2,162
2019	2,169
2020	2,146
Thereafter	3,934
Total	$14,270
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
As of December 31, 2015, the Company had determined that it was probable that a loss had been incurred for the two audits discussed above and recorded an aggregate liability of $0.9 million through general and administrative expense as of that date which remains accrued as of March 31, 2016.
In April 2016, the Company reached a settlement agreement for $0.5 million with the Massachusetts Department of Revenue for sales and use tax audits related to Insulet Corporation, which resulted in a $0.2 million reduction of the previously recorded liability and a credit to general and administrative expenses during the three months ending March 31, 2016.
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, which remains outstanding, alleges that the Company (and certain executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with the Company’s allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys’ fees and costs. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
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
Stock-based compensation expense related to share-based awards recognized in the three months ended March 31, 2016 and 2015 was $5.3 million and calculated on awards ultimately expected to vest. At March 31, 2016, the Company had $55.0 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. As of March 31, 2016, 4,505,202 shares remain available for future issuance under the 2007 Plan.
The Company awarded 194,500 shares of performance-based incentive stock options in 2015. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.

The following summarizes the activity under the Company’s stock option plans in the three months ended March 31, 2016:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2015	2,999,199	$31.37
Granted	679,882	29.94
Exercised(1)	(49,137)	16.20	$777
Canceled	(35,647)	31.76
Balance, March 31, 2016	3,594,297	$31.31	$12,708
Vested, March 31, 2016(2)	1,160,154	$29.65	$6,707
Vested and expected to vest, March 31, 2016(2)(3)	3,197,410		$11,689

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of March 31, 2016, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of March 31, 2016, plus the number of unvested options expected to vest as of March 31, 2016, based on the unvested options outstanding at March 31, 2016, adjusted for the estimated forfeiture.

At March 31, 2016 there were 3,594,297 options outstanding with a weighted average exercise price of $31.31 and a weighted average remaining contractual life of 8.6 years. At March 31, 2016 there were 1,160,154 options exercisable with a weighted average exercise price of $29.65 and a weighted average remaining contractual life of 7.2 years.
Employee stock-based compensation expense related to stock options in the three months ended March 31, 2016 and 2015 was $2.3 million and $3.0 million, respectively, and was based on awards ultimately expected to vest. At March 31, 2016, the Company had $25.4 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average vesting period of 1.5 years.
Restricted Stock Units
In the three months ended March 31, 2016, the Company awarded 518,092 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 149,256 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). The number of performance-based restricted stock units granted during the three months ended March 31, 2016 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company recognized stock compensation expense of $0.6 million in the three months ended March 31, 2016 as it expects a portion of the performance-based restricted stock units granted will be earned based on its evaluation of the performance criteria at March 31, 2016. Performance awards are amortized over the service period using an accelerated attribution method. The restricted stock units were granted under the 2007 Plan and vest over a three year period from the grant date.
The restricted stock units granted during the three months ended March 31, 2016 have a weighted average fair value of $29.42 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $15.2 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $2.3 million and of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized in the three months ended March 31, 2016 and 2015 using the straight line method. Approximately $29.5 million of the fair value of the restricted stock units remained unrecognized as of March 31, 2016 and will be recognized over a weighted average period of 1.5 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.

The following table summarizes the status of the Company’s restricted stock units in the three months ended March 31, 2016:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2015	811,965	$32.30
Granted	518,092	29.42
Vested	(160,253)	31.60
Forfeited	(19,084)	33.35
Balance, March 31, 2016	1,150,720	$31.08
Employee Stock Purchase Plan
As of March 31, 2016 and 2015, the Company had no shares contingently issued under the Employee Stock Purchase Plan (“ESPP”). In the three months ended March 31, 2016 and 2015, the Company recorded no significant stock-based compensation expense related to the ESPP.
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
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2011 through 2014 and 2010 through 2014, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At March 31, 2016 and December 31, 2015, the Company provided a valuation allowance for the full amount of its net deferred tax asset because it is not more likely than not that the future tax benefit will be realized.
Income tax expense consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Current	$75	$24
Deferred	(11)	—
Total	$64	$24
The Company has generated deferred tax liabilities related to its amortization of acquired goodwill for tax purposes because the goodwill is not amortized for financial reporting purposes. The tax amortization gives rise to a temporary difference and a tax liability, which will only reverse at the time of ultimate disposition or impairment of the underlying goodwill. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset deferred tax assets.
The Company had no unrecognized tax benefits at March 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
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
These risks and uncertainties include, but are not limited to:

•	risks associated with our dependence on our principal product, the OmniPod System;

•	fluctuations in quarterly results of operations;

•	our ability to sustain or reduce production costs and increase customer orders and manufacturing volumes;

•	adverse changes in general economic conditions;

•	impact of healthcare reform laws;

•	our inability to raise additional funds in the future on acceptable terms or at all;

•	potential supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;

•	the potential establishment of a competitive bid program;

•	failure to retain supplier pricing discounts and achieve satisfactory gross margins;

•	failure to retain key supplier and payor partners;

•	international business risks;

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

•	adverse regulatory or legal actions relating to the OmniPod System;

•	our products and operations are subject to extensive government regulation, which could restrict our ability to carry on or expand our operations;

•	failure of our contract manufacturers or component suppliers to comply with the FDA’s quality system regulations;

•	potential adverse impact resulting from a recall, or discovery of serious safety issues, of our products;

•
the potential violation of federal or state laws prohibiting “kickbacks” or protecting the confidentiality of patient health information, or any challenge to or investigation into our practices under these laws;

•	product liability lawsuits that may be brought against us;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the OmniPod System or the products of our competitors;

•	potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the OmniPod System;

•	the concentration of substantially all of our operations at a single location in China and substantially all of our inventory at a single location in Massachusetts;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the expansion of our distribution network;

•	our ability to successfully maintain effective internal control over financial reporting;

•	the volatility of the price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our 2% Convertible Senior Notes due June 15, 2019;

•	potential indemnification obligations in connection with the disposition of our former Neighborhood Diabetes supplies business;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
The factors discussed above are not intended to be a complete statement of all risks and uncertainties and should be evaluated with all other risks described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 29, 2016 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
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
In June 2011, we acquired Neighborhood Diabetes. Through Neighborhood Diabetes, we provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and had the ability to process claims as either durable medical equipment or through pharmacy benefits. In February 2016, we sold Neighborhood Diabetes to Liberty Medical. Additional information regarding the disposition and treatment of our Neighborhood Diabetes business as discontinued operations is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
First Quarter 2016 Revenue Results:

•	Total revenue of $81.2 million

◦	U.S. OmniPod revenue of $50.7 million

◦	International OmniPod revenue of $15.4 million

◦	Drug Delivery revenue of $15.1 million
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
Components of Financial Operations
Revenue.  We derive most of our revenue from global sales of the OmniPod System. Our revenue also includes sales of devices based on the OmniPod technology platform to global pharmaceutical and biotechnology companies for the delivery of subcutaneous drugs across multiple therapeutic areas.
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

Results of Operations
This section discusses our consolidated results of operations for the first quarter of 2016 compared to the first quarter of 2015, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

	Three Months Ended March 31,
(Unaudited) (In Thousands)	2016	2015	$ Change	% Change
Revenue:
U.S. OmniPod	$50,712	$39,695	$11,017	28%
International OmniPod	15,380	3,780	11,600	307%
Drug Delivery	15,121	4,673	10,448	224%
Total revenue	81,213	48,148	33,065	69%
Cost of revenue	37,162	18,955	18,207	96%
Gross profit	44,051	29,193	14,858	51%
Gross margin	54.2%	60.6%
Operating expenses:
Research and development	12,989	8,207	4,782	58%
Sales and marketing	24,022	14,710	9,312	63%
General and administrative	14,739	13,542	1,197	9%
Total operating expenses	51,750	36,459	15,291	42%
Operating loss	(7,699)	(7,266)	433	6%
Interest and other expense, net	(2,926)	(3,152)	(226)	(7)%
Income tax expense	(64)	(24)	40	167%
Loss on discontinued operations, net of tax ($408 and $28 for three months ended March 31, 2016 and 2015, respectively)	(1,792)	(1,392)	400	29%
Net loss	$(12,481)	$(11,834)	$647	5%
Revenue
Our total revenue increased to $81.2 million, up $33.1 million, or 69%, in the first quarter of 2016 compared to the first quarter of 2015, led by growth in our international OmniPod revenue, U.S. OmniPod revenue and our on-body injection device for drug delivery. Our U.S. OmniPod revenue increased due to growth in our installed base of OmniPod users, as well as higher distributor sales, which were partially driven by unfavorable distributor ordering patterns in the first quarter of 2015. Our drug delivery revenue increased due to strong growth in demand for our drug delivery device following regulatory approval in December 2014. Our international OmniPod revenue increased due to higher distributor sales, which were partially driven by unfavorable distributor ordering patterns in the first quarter of 2015.
For the year ending December 31, 2016 we expect strong revenue growth in our continuing operations from all of our product lines as we continue our expansion in the United States and internationally. We continue to expect strong growth of approximately 20% in our worldwide OmniPod installed base. We also expect that the revenue from our drug delivery devices will be a higher relative percentage of our overall growth as we increase commercial sales. Increased revenue is dependent upon the success of our sales efforts, our customer retention and our ability to produce our products in sufficient volumes as our patient base grows and is subject to other risks and uncertainties.
Cost of Revenue
Cost of revenue increased $18.2 million in the first quarter of 2016 compared to the same period in 2015 primarily due to an increase in sales volumes and $1.9 million of costs indirectly attributable to a voluntary Field Safety Notification we initiated in November 2015. The increase also reflects an increased investment in product quality and related policies and procedures, which contributed to a $0.6 million increase in warranty expense year over year.
Gross Margin
Gross margin in the first quarter of 2016 decreased by approximately six points compared to the same period in 2015 primarily driven by the increase in cost of revenue discussed above and the unfavorable impact on gross margin of product mix year over year, largely attributable to the level of increased international OmniPod sales.

For the year ending December 31, 2016, we expect gross margin to increase primarily from enhancements to our manufacturing efficiency and effectiveness.
Research and Development
Research and development expenses increased $4.8 million to $13.0 million for the three months ended March 31, 2016, compared to $8.2 million for the same period in 2015. The increase was the result of expenses related to our development projects, including our artificial pancreas program, mobile application development, development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other OmniPod product improvement initiatives.
For the year ending December 31, 2016, we expect overall research and development spending to increase due to the development efforts on our on-going projects including our artificial pancreas program, development efforts with Eli Lilly for the use of concentrated insulin, mobile application development, integration with continuous glucose monitoring technology, and the continued investment to support the use our technology as a delivery platform for other pharmaceuticals.
Sales and Marketing
Sales and marketing expenses increased $9.3 million to $24.0 million for the three months ended March 31, 2016, compared to $14.7 million for the same period in 2015. The increase was mainly the result of a $7.0 million increase in employee related expenses associated with the expansion in 2015 of our sales force and customer support personnel. Additionally, there was an increase in costs associated with marketing efforts, new market opportunities and other strategic initiatives introduced in mid-2015 as we continue to expand awareness of the OmniPod System and our on-body injection devices for drug delivery.
We expect sales and marketing expenses in the year ending December 31, 2016 to increase as we see the full-year impact of the 2015 commercial team expansion and invest in initiatives that will enhance awareness, customer satisfaction and drive increased adoption of the OmniPod System, as well as increased adoption of our technology as a delivery platform for other pharmaceuticals.
General and Administrative
General and administrative expenses increased $1.2 million to $14.7 million for the three months ended March 31, 2016, compared to $13.5 million for the same period in 2015, mainly the result of a $0.5 million increase in shipping costs and a $0.3 million increase in allowance for doubtful accounts expenses.
For the year ending December 31, 2016, we expect overall general and administrative expenses to increase as compared to 2015 as we continue to grow the business and make investments in our operating structure to support this continued growth.
Interest and Other Expense, Net
Interest and other expense, net was $2.9 million for the three months ended March 31, 2016, compared to $3.2 million in 2015. The slight decrease is driven by declining interest on our capital leases.
Liquidity and Capital Resources
As of March 31, 2016, we had $111.6 million in cash and cash equivalents. We believe that our current cash and cash equivalents, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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
Cash interest expense related to the 2% Notes was $1.0 million in the three months ended March 31, 2016 and 2015. Non-cash interest expense related to the 2% Notes was $2.0 million and $1.9 million in the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, we included $173.7 million on the balance sheet in long-term debt related to the 2% Notes, which represents the principal amount of the notes, less unamortized debt discount and deferred financing costs.
Additional information regarding our debt issuances is provided in note 5 to the consolidated financial statements included in this Form 10-Q.
Capital Leases
As of March 31, 2016 and December 31, 2015, we have approximately $13.7 million of manufacturing equipment acquired under capital leases. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%. At March 31, 2016, $4.4 million was included in current liabilities on our balance sheet related to these capital leases.
Additional information regarding our capital leases is provided in note 6 to the consolidated financial statements included in this Form 10-Q.
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash (used in) provided by:
Operating activities	$(10,517)	$(3,488)
Investing activities	1,454	(4,346)
Financing activities	(2,184)	2,249
Effect of exchange rate changes on cash	210	—
Net (decrease) increase in cash and cash equivalents	$(11,037)	$(5,585)
Operating Activities
Our net cash used in operating activities for the three months ended March 31, 2016 was $10.5 million compared to $3.5 million in the same period of 2015. The increase was primarily due to the increased investment in business operations in 2016 to support the growth of the business.
Investing Activities
Our net cash provided by investing activities in the three months ended March 31, 2016 was $1.5 million compared to net cash used in investing activities of $4.3 million in 2015. The increase primarily related to the divestiture of our Neighborhood Diabetes business in February 2016 and lower capital purchases in the first quarter of 2016 compared to 2015.
Financing Activities
We had net cash used in financing activities for the three months ended March 31, 2016 of $2.2 million compared to $2.2 million in net cash provided by financing activities in 2015. The decrease was primarily attributable to a decrease in proceeds from the exercise of employee stock options.
Commitments and Contingencies
We lease our facilities in Massachusetts, Canada and Singapore. Our leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets.

The following table summarizes our principal obligations as of March 31, 2016 (in thousands):

Contractual Obligations	Total	2016 (remaining)	2017	2018	2019	2020	Later
Operating lease obligations	$14,270	$1,678	$2,181	$2,162	$2,169	$2,146	$3,934
Debt obligations(1)	215,170	4,025	4,025	4,025	203,095	—	—
Capital lease obligations(2)	4,628	4,359	269	—	—	—	—
Purchase obligations	1,676	1,676	—	—	—	—	—
Total contractual obligations	$235,744	$11,738	$6,475	$6,187	$205,264	$2,146	$3,934

(1)	The interest rate on the convertible debt is 2% per annum. We have included future payments of interest on the long-term debt in our obligations.

(2)	The effective interest rate on the capital lease obligations is 13-17%. We have included future payments of interest on the capital leases in our obligations.
Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in note 12 of the consolidated financial statements included under Item 8 of this Form 10-K.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet financing arrangements.
Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying condensed notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2016. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
Information with respect to recent accounting developments is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

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
As of March 31, 2016, we had outstanding debt recorded on our consolidated balance sheet of $201.3 million related to our 2% Notes and $4.4 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.
Foreign Currency Exchange Risk. Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We are primarily exposed to currency exchange rate fluctuations related to our subsidiary operation in Canada.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2016, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings is provided in note 12 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1	Form of Section 16 Officer Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan

10.2	Form of Vice President Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan

10.3	Insulet Corporation Amended and Restated Executive Severance Plan

10.4	Insulet Corporation Third Amended and Restated 2007 Employee Stock Purchase Plan

31.1	Certification of Patrick J. Sullivan, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Levitz, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Patrick J. Sullivan, President and Chief Executive Officer, and Michael L. Levitz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2016 (Unaudited) and December 31, 2015

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and March 31, 2015 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: April 29, 2016	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2016	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)