Form 10-Q
period 2016-06-30
INSULET CORP
filed 2016-08-04
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 2, 2016, the registrant had 57,267,862 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
June 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2016	December 31, 2015
(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$75,661	$122,672
Short-term investments	35,605	—
Accounts receivable, net (Note 9)	38,700	42,530
Inventories, net (Note 10)	24,486	12,024
Prepaid expenses and other current assets	6,838	4,283
Current assets of discontinued operations (Note 3)	—	9,252
Total current assets	181,290	190,761
Property and equipment, net (Note 2)	41,131	41,793
Other intangible assets, net (Note 11)	773	933
Goodwill	39,763	39,607
Other assets	88	76
Long-term assets of discontinued operations (Note 3)	—	1,956
Total assets	$263,045	$275,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,605	$15,213
Accrued expenses and other current liabilities (Note 12)	29,938	36,744
Deferred revenue	1,323	2,361
Current portion of capital lease obligations	2,315	5,519
Current liabilities of discontinued operations (Note 3)	—	5,319
Total current liabilities	55,181	65,156
Capital lease obligations	—	269
Long-term debt, net of discount	175,690	171,698
Other long-term liabilities	4,730	3,952
Total liabilities	235,601	241,075
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2016 and December 31, 2015. Issued and outstanding: zero shares at June 30, 2016 and December 31, 2015.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2016 and December 31, 2015. Issued and outstanding: 57,240,894 and 56,954,830 shares at June 30, 2016 and December 31, 2015, respectively.	57	57
Additional paid-in capital	695,854	686,193
Accumulated other comprehensive loss	(243)	(654)
Accumulated deficit	(668,224)	(651,545)
Total stockholders’ equity	27,444	34,051
Total liabilities and stockholders’ equity	$263,045	$275,126

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenue	$87,330	$60,551	$168,543	$108,699
Cost of revenue	36,873	30,036	74,035	48,991
Gross profit	50,457	30,515	94,508	59,708
Operating expenses:
Research and development	12,953	12,069	25,942	20,276
Sales and marketing	22,950	19,008	46,972	33,718
General and administrative	15,842	13,497	30,581	27,039
Total operating expenses	51,745	44,574	103,495	81,033
Operating loss	(1,288)	(14,059)	(8,987)	(21,325)
Interest expense	3,127	3,221	6,223	6,400
Other income, net	129	28	299	55
Interest expense and other income, net	(2,998)	(3,193)	(5,924)	(6,345)
Loss from continuing operations before income taxes	(4,286)	(17,252)	(14,911)	(27,670)
Income tax expense	65	15	129	39
Net loss from continuing operations	$(4,351)	$(17,267)	$(15,040)	$(27,709)
Income (loss) from discontinued operations, net of tax ($0 and $22 for the three months ended June 30, 2016 and 2015, respectively and $408 and $50 for the six months ended June 30, 2016 and 2015, respectively.	153	1,835	(1,639)	443
Net loss	$(4,198)	$(15,432)	$(16,679)	$(27,266)
Net loss per share basic and diluted
Net loss from continuing operations per share basic and diluted	$(0.08)	$(0.30)	$(0.26)	$(0.49)
Net income (loss) from discontinued operations per share basic and diluted	$—	$0.03	$(0.03)	$0.01
Weighted-average number of shares used in calculating net loss per share	57,195,963	56,808,489	57,112,769	56,653,430

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(4,198)	$(15,432)	$(16,679)	$(27,266)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	3	—	403	3
Unrealized gain on available-for-sale securities	8	—	8	—
Total other comprehensive income, net of tax	11	—	411	3
Total comprehensive loss	$(4,187)	$(15,432)	$(16,268)	$(27,263)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net loss	$(16,679)	$(27,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,845	7,114
Non-cash interest	3,992	3,789
Stock-based compensation expense	10,784	9,630
Provision for bad debts	1,074	1,180
Other	132	—
Changes in operating assets and liabilities:
Accounts receivable	3,672	6,876
Inventories	(13,099)	(10,336)
Prepaid expenses and other assets	(2,205)	632
Accounts payable, accrued expenses and other current liabilities	(1,097)	4,997
Deferred revenue	(1,020)	534
Other long-term liabilities	765	147
Net cash used in operating activities	(6,836)	(2,703)
Cash flows from investing activities
Purchases of property and equipment	(5,905)	(4,601)
Purchases of short-term investments	(35,597)	—
Proceeds from divestiture of business, net (Note 3)	5,714	—
Net cash used in investing activities	(35,788)	(4,601)
Cash flows from financing activities
Principal payments of capital lease obligations	(3,472)	(2,814)
Proceeds from issuance of common stock, net of offering costs	1,490	6,489
Payment of withholding taxes in connection with vesting of restricted stock units	(2,610)	(2,427)
Net cash (used in) provided by financing activities	(4,592)	1,248
Effect of exchange rate changes on cash	205	—
Net decrease in cash and cash equivalents	(47,011)	(6,056)
Cash and cash equivalents, beginning of period	122,672	151,193
Cash and cash equivalents, end of period	$75,661	$145,137
Non-cash investing and financing activities
Purchases of property and equipment under capital lease	$—	$5,721

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
Foreign Currency Translation

For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency, primarily the Canadian dollar, are included in other income, net, and were not material in the three and six months ended June 30, 2016 and 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, U.S. government and agency bonds and certificates of deposit which are carried at their fair value. Outstanding letters of credit, related to security deposits for lease obligations, totaled $1.2 million as of June 30, 2016 and December 31, 2015.
Investments
Investment securities consist of available-for-sale marketable securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive loss in shareholders' equity. Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments.
The Company reviews investments for other-than-temporary impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is other than temporarily impaired, the loss is charged to either earnings or shareholders' equity depending on the Company's intent and ability to retain the security until the full cost basis can be recovered.
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
Property and equipment included $34.8 million and $28.2 million of accumulated depreciation as of June 30, 2016 and December 31, 2015, respectively.
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
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill was tested for impairment at the enterprise level. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There was no impairment of goodwill during the three and six months ended June 30, 2016 and 2015.

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

The Company offers a 45-day right of return for sales of its Omnipod System in the United States, and a 90-day right of return for sales of its Omnipod System in Canada to patients and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
As of June 30, 2016 and December 31, 2015, the Company had deferred revenue of $1.7 million and $2.5 million, respectively, which included $0.4 million and $0.2 million classified in other long-term liabilities in each period as of June 30, 2016 and December 31, 2015, respectively. Deferred revenue primarily relates to undelivered elements on certain arrangements within the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers. These shipping and handling costs are included in general and administrative expenses and were $0.7 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively and were $1.7 million and $1.0 million for the six months ended June 30, 2016 and 2015.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains the majority of its cash with two financial institutions.
The Company purchases Omnipods from Flextronics International Ltd., its single source supplier. As of June 30, 2016 and December 31, 2015, liabilities to this vendor represented approximately 34% and 28% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amgen, Inc.	16%	12%	17%	11%
Ypsomed Distribution AG	15%	10%	15%	*
RGH Enterprises, Inc.	11%	14%	11%	13%
* Customer represents less than 10% of revenue for the period.
Reclassification of Prior Period Balance

Certain reclassifications have been made to prior periods amounts to conform to the current period financial statement presentation including adjusting footnotes within to reflect the presentation of discontinued operations. These reclassifications have no effect on previously reported net loss.
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
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12"). ASU 2014-12 clarifies the period over which compensation cost would be recognized in awards with a performance target that affects vesting and that could be achieved after the requisite service period. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective in fiscal years beginning after January 1, 2016, with early adoption permitted. The Company has adopted ASU 2014-12 on January 1, 2016 and its adoption did not have an impact on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern ("ASU 2014-15"). ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for fiscal years ending after December 15, 2016 and interim periods within annual periods beginning after 15 December 2016.  Early adoption is permitted. The Company concluded, that if this standard had been adopted as of June 30, 2016 substantial doubt about the Company’s ability to continue as a going concern would not exist.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations, Simplifying the Accounting for Measurement Period Adjustments ("ASU 2015-16"). ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective in 2016 for calendar year-end public entities. Early adoption is permitted. The Company has adopted ASU 2015-16 on January 1, 2016 and its adoption did not have an impact on the consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update 2016-01 ("ASU 2016-01"), Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes the current GAAP model for the accounting of equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective in fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the impact of ASU 2016-01.
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

Fair Value Measurements	Note	4	Page	13

Accounts Receivable and Allowance for Doubtful Accounts	Note	9	Page	19

Inventories	Note	10	Page	19

Other Intangible Assets	Note	11	Page	20

Product Warranty Costs	Note	12	Page	21

Equity- Stock-Based Compensation	Note	14	Page	22

Income Taxes	Note	15	Page	24

Segment Reporting	Note	16	Page	25

Note 3. Discontinued Operations
Beginning in the first quarter of 2016, the results of operations, assets, and liabilities of Neighborhood Diabetes, are classified as discontinued operations for all periods presented, except for certain corporate overhead costs which remain in continuing operations.
In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical LLC (Liberty Medical) for approximately $6.2 million in cash, which included $1.2 million of closing adjustments finalized in June 2016 and paid by Liberty Medical.
In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet is providing various services to Liberty Medical on an interim transitional basis. The services generally commenced on the separation date and terminate six months following the closing. Services provided by Insulet include certain information technology and back office support. The charges for such services are generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement are recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support is to provide Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and does not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which will be reimbursed in full, were $0.4 million and $0.7 million for the three and six months ended June 30, 2016.
Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. For the three months ended June 30, 2016 and 2015, revenue from continued operations as presented in the consolidated statement of operations include $0 and $0.7 million, respectively of Omnipod sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation and were $0.3 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. These amounts were historically reported in the Neighborhood Diabetes revenue results and are being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.
Post divestiture, Omnipod sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively.
The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Discontinued operations:
Revenue (1)	$—	$15,037	$7,730	$28,104
Cost of revenue	—	11,177	5,369	20,630
Gross profit	—	3,860	2,361	7,474
Operating and other (income) expenses	(153)	2,003	2,328	6,981
Loss on sale of Neighborhood Diabetes	—	—	1,264	—
Income (loss) from discontinued operations before taxes	153	1,857	(1,231)	493
Income tax expense	—	22	408	50
Net income (loss) from discontinued operations(2)	$153	$1,835	$(1,639)	$443

(1)	Revenue for the three and six months ending June 30, 2016 includes revenue from the operations of Neighborhood Diabetes through date of sale in February 2016.

(2)
Income from discontinued operations for the three and six months ended June 30, 2015 resulted from a $2.7 million reduction in a previously recorded liability associated with sales and use tax audits based on final settlement in the second quarter of 2015.

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

Net operating cash flows provided by discontinued operations in the three months ended June 30, 2016 and 2015, were $0 and $0.5 million, respectively. Net operating cash flows used in discontinued operations in the six months ended June 30, 2016 and 2015 were $2.0 million and $0.9 million, respectively.
Note 4. Fair Value Measurements
The Company adopted the FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following approaches:

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

The following table provides a summary of assets that are measured at fair value as of June 30, 2016, and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
June 30, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$41,297	$41,297	$—	$—
Corporate bonds	5,574	—	5,574	—
U.S. government and agency bonds	4,998	—	4,998	—
Certificates of deposit	2,205	2,205	—	—
Total cash equivalents	$54,074	$43,502	$10,572	$—
Short-term investments:
U.S. government and agency bonds	$13,784	$10,022	$3,762	$—
Corporate bonds	11,824	—	11,824	—
Certificates of deposit	9,997	9,997	—	—
Total short-term investments	$35,605	$20,019	$15,586	$—

December 31, 2015
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$98,223	$98,223	$—	$—
Non-recurring fair value measurements:
Long-lived assets held and used(1)	$1,788	$—	$—	$1,788

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

Debt
The estimated fair value of debt is based on the Level 2 quoted market prices for the same or similar issues and included the impact of the conversion features.
The carrying amounts and the estimated fair values of financial instruments as of June 30, 2016, and December 31, 2015, are as follows (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible senior notes	$175,690	$191,391	$171,698	$207,882
The Company issued $201.3 million in principal amount of 2% Notes (as defined below) in June 2014. The carrying value of the 2% Notes at June 30, 2016 includes a debt discount of $22.3 million which is being amortized as non-cash interest expense over the term of the 2% Notes. The decrease in the estimated fair values of these liabilities from December 31, 2015 to June 30, 2016 represents the impact of the quoted bond prices at those dates.

5. Short-term Investments
The Company's short-term investments are classified as available-for-sale and amortized costs, gross unrealized holding gains and losses, and fair values at June 30, 2016 are as follows (in thousands) and the Company did not have any short-term investments at December 31, 2015:

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
U.S. government and agency bonds	$13,777	$7	$—	$13,784
Corporate bonds	11,823	2	(1)	11,824
Certificates of deposit	9,997	—	—	9,997
Total short-term investments	$35,597	$9	$(1)	$35,605

Note 6. Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows (in thousands):

	June 30, 2016	December 31, 2015
Principal amount of the 2% Convertible Senior Notes	$201,250	$201,250
Unamortized debt discount	(22,275)	(25,704)
Deferred financing costs	(3,285)	(3,848)
Long-term debt, net of discount	$175,690	$171,698
Interest expense related to the 2% Notes was included in interest and other expense on the consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual coupon interest	$1,007	$1,006	$2,013	$2,012
Accretion of debt discount	1,727	1,625	3,429	3,226
Amortization of debt issuance costs	281	281	563	563
Total interest and other expense	$3,015	$2,912	$6,005	$5,801
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
There was no cash or non-cash interest expense recorded in the six months ended June 30, 2016 and 2015 related to the 3.75% Notes.
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
If the Company is purchased by a company outside of the U.S., then additional taxes may be required to be paid by the Company under the terms of the 2% Notes.
The Company determined that the higher interest and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had de minimis value at the balance sheet date.
Cash interest expense related to the 2% Notes was $1.0 million in both the three months ended June 30, 2016 and 2015. Cash interest expense related to the 2% Notes was $2.0 million in both the six months ended June 30, 2016 and 2015.
Non-cash interest expense related to the 2% Notes was $2.0 million and $1.9 million in the three months ended June 30, 2016 and 2015, respectively. Non-cash interest expense related to the 2% Notes was $4.0 million and $3.8 million in the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, the Company included $175.7 million on its balance sheet in long-term debt related to the 2% Notes.

Note 7. Capital Lease Obligations
As of June 30, 2016, and December 31, 2015, the Company has approximately $13.7 million of manufacturing equipment acquired under capital leases, included in property and equipment. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%.
The assets acquired under capital leases are being amortized on a straight-line basis over five years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.7 million and $0.6 million in the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $1.4 million and $1.1 million in the six months ended June 30, 2016 and 2015, respectively.
Assets held under capital leases consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Manufacturing equipment	$13,705	$13,705
Less: Accumulated amortization	(5,715)	(4,346)
Total	$7,990	$9,359
The aggregate future minimum lease payments related to these capital leases as of June 30, 2016, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2016 (remaining)	$2,116
2017	269
Total future minimum lease payments	$2,385
Interest expense	70
Total capital lease obligations	$2,315
The Company recorded $0.1 million and $0.4 million of interest expense on capital leases in the three months ended June 30, 2016 and 2015, respectively. The Company recorded $0.3 million and $0.7 million of interest expense on capital leases in the six months ended June 30, 2016 and 2015, respectively.
Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2016 and 2015, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Six Months Ended June 30,
	2016	2015
2.00% Convertible Senior Notes	4,327,257	4,327,257
Unvested restricted stock units	999,186	948,554
Outstanding options	3,592,064	2,879,370
Total dilutive common shares	8,918,507	8,155,181

Note 9. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due from third-party payors, patients, third-party distributors and government agencies. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. The Company believes the reserve is adequate to mitigate current collection risk.
Customers that represented greater than 10% of accounts receivable as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Amgen, Inc.	21%	22%
Ypsomed Distribution AG	17%	19%
The components of accounts receivable are as follows (in thousands):

	June 30, 2016	December 31, 2015
Trade receivables	$42,351	$46,668
Allowance for doubtful accounts	(3,651)	(4,138)
Total accounts receivable	$38,700	$42,530
Note 10. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost as of June 30, 2016 and December 31, 2015. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use.
The components of inventories are as follows (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$1,262	$632
Work-in-process	3,522	1,960
Finished goods, net	19,702	9,432
Total inventories	$24,486	$12,024

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
The Company recorded $2.1 million of other intangible assets in 2015 as a result of the July 2015 acquisition of its Canadian distribution business. The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset based on the expected cash flows of the assets.
The components of other intangible assets are as follows (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contractual relationships, net	$2,067	$(1,294)	$773	$1,933	$(1,000)	$933
Tradename	—	—	—	—	—	—
Total intangible assets	$2,067	$(1,294)	$773	$1,933	$(1,000)	$933
Amortization expense for intangible assets, excluding discontinued operations, was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively. There was no amortization expense, excluding discontinued operations, for the three and six months ended June 30, 2015. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Contractual Relationships
2016 (remaining)	$226
2017	187
2018	160
2019	133
2020	67
Thereafter	—
Total	$773
As of June 30, 2016, the weighted average amortization period of the Company’s intangible assets is approximately 4.5 years.

Note 12. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows (in thousands):

	June 30, 2016	December 31, 2015
Employee compensation and related items	$14,572	$16,856
Professional and consulting services	4,064	5,654
Suppliers	2,813	4,981
Other	8,489	9,253
Total accrued expenses and other current liabilities	$29,938	$36,744
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
A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$4,160	$2,661	$4,152	$2,614
Warranty expense	1,112	1,254	2,139	1,721
Warranty claims settled	(978)	(748)	(1,997)	(1,168)
Balance at the end of the period	$4,294	$3,167	$4,294	$3,167

The composition of the product warranty liability balance is reported on the Consolidated Balance Sheets as follows (in thousands):

	June 30, 2016	December 31, 2015
Composition of balance:
Short-term	$1,583	$1,592
Long-term	2,711	2,560
	$4,294	$4,152
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
The aggregate future minimum lease payments related to these leases as of June 30, 2016, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2016 (remaining)	$1,089
2017	2,181
2018	2,162
2019	2,169
2020	2,146
Thereafter	3,934
Total	$13,681
Legal Proceedings
The Company is in the process of responding to a revised audit report received in December 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  As of December 31, 2015, the Company had determined that it was probable that a loss had been incurred and recorded an aggregate liability of $0.4 million through general and administrative expense as of that date which remains accrued as of June 30, 2016.
In May 2016, the Company reached a settlement agreement for $0.5 million with the Connecticut Department of Social Services Office of Quality Assurance relating to an audit alleging overpayment of certain Medicaid claims to Neighborhood Diabetes. The settlement amount for this audit was consistent with the amount previously accrued.
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
Stock-based compensation expense related to share-based awards recognized in the three months ended June 30, 2016 and 2015 was $5.5 million and $4.3 million, respectively, based upon when the awards are ultimately expected to vest. Stock-based compensation expense related to the share-based awards recognized in the six months ended June 30, 2016 and 2015 was $10.8 million and $9.6 million, respectively, and was also calculated based on when the awards are ultimately expected to vest.
At June 30, 2016, the Company had $48.9 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. As of June 30, 2016, 4,515,161 shares remain available for future issuance under the 2007 Plan.
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
The following summarizes the activity under the Company’s stock option plans in the six months ended June 30, 2016:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2015	2,999,199	$31.37
Granted	791,652	30.09
Exercised(1)	(64,851)	16.73	$997
Canceled	(133,936)	32.39
Balance, June 30, 2016	3,592,064	$31.32	$6,690
Vested, June 30, 2016(2)	1,345,758	$30.17	$5,275
Vested and expected to vest, June 30, 2016(2)(3)	3,258,999		$6,470

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of June 30, 2016, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of June 30, 2016, plus the number of unvested options expected to vest as of June 30, 2016, based on the unvested options outstanding at June 30, 2016, adjusted for the estimated forfeiture.

At June 30, 2016 there were 3,592,064 options outstanding with a weighted average exercise price of $31.32 and a weighted average remaining contractual life of 8.3 years. At June 30, 2016 there were 1,345,758 options exercisable with a weighted average exercise price of $30.17 and a weighted average remaining contractual life of 7.0 years.
Employee stock-based compensation expense related to stock options in the three months ended June 30, 2016 and 2015 was $2.5 million and $2.0 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options in the six months ended June 30, 2016 and 2015 was $4.8 million and $5.0 million, respectively, and was based on awards ultimately expected to vest. At June 30, 2016, the Company had $23.1 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average vesting period of 1.4 years.
Restricted Stock Units
In the six months ended June 30, 2016, the Company awarded 561,801 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 149,256 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). The number of performance-based restricted stock units granted during the six months ended June 30, 2016 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company recognized stock compensation expense of $0.5 million and $1.2 million in the three and six months ended June 30, 2016 for performance-based restricted stock units that are expected to vest based on its evaluation of the performance criteria at June 30, 2016. No stock compensation expense was recognized in the three and six months ended June 30, 2015 for performance-based restricted stock units. Performance awards are amortized over the service period using an accelerated attribution method. The restricted stock units were granted under the 2007 Plan and vest over a three year period from the grant date.
The restricted stock units granted during the six months ended June 30, 2016 have a weighted average fair value of $29.43 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $16.5 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $2.4 million and $2.3 million in the three months ended June 30, 2016 and 2015 and $4.8 million and $4.6 million in the six months ended June 30, 2016 and 2015 of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized using the straight line method. Approximately $25.8 million of the fair value of the restricted stock units remained unrecognized as of June 30, 2016 and will be recognized over a weighted average period of 1.1 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units in the six months ended June 30, 2016:

	Number of Shares (#)	Weighted Average Grant Date Fair Value ($)
Balance, December 31, 2015	811,965	$32.30
Granted	561,801	29.43
Vested	(287,059)	30.69
Forfeited	(87,521)	33.65
Balance, June 30, 2016	999,186	$31.05
Employee Stock Purchase Plan
As of June 30, 2016, the Company had no shares contingently issued under the Employee Stock Purchase Plan (“ESPP”). In the three and six month periods ended June 30, 2016 and 2015, the Company recorded less than $0.1 million of stock-based compensation expense related to the ESPP.
Note 15. Income Taxes
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
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2012 through 2014 and 2010 through 2014, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At June 30, 2016 and December 31, 2015, the Company provided a valuation allowance for the full amount of its net deferred tax asset because it is not more likely than not that the future tax benefit will be realized.
Income tax expense, excluding the historical amounts related to discontinued operations, consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Current	$137	$15	$212	$39
Deferred	(72)	—	(83)	—
Total	$65	$15	$129	$39
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
The Company had no unrecognized tax benefits at June 30, 2016.
16. Segment Reporting
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
Worldwide revenue for the Company's products is categorized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. Omnipod	$56,337	$45,402	$107,050	$85,097
International Omnipod	16,559	7,640	31,939	11,420
Drug Delivery	14,434	7,509	29,554	12,182
Total	$87,330	$60,551	$168,543	$108,699

Geographic information about revenue, based on the region of the customer's shipping location, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$70,771	$52,911	$136,604	$97,279
All other	16,559	7,640	31,939	11,420
Total	$87,330	$60,551	$168,543	$108,699

Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows (in thousands):

	June 30, 2016	December 31, 2015
United States	$14,558	$13,018
China	26,486	28,638
Other	175	213
Total	$41,219	$41,869

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

•	product liability lawsuits that may be brought against us;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the Omnipod System or the products of our competitors;

•	potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the Omnipod System;

•	the concentration of substantially all of our manufacturing operations at a single location in China and substantially all of our inventory at a single location in Massachusetts;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the expansion of our distribution network;

•	our ability to successfully maintain effective internal control over financial reporting;

•	the volatility of the price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our 2% Convertible Senior Notes due June 15, 2019;

•	potential indemnification obligations in connection with the disposition of our former Neighborhood Diabetes supplies business;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
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
Second Quarter 2016 Revenue Results:

•	Total revenue of $87.3 million

◦	U.S. Omnipod revenue of $56.3 million

◦	International Omnipod revenue of $16.6 million

◦	Drug Delivery revenue of $14.4 million
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in 2016 are focused primarily on the global expansion of our customer base and increasing our operating performance. Achieving these objectives is requiring additional investments in certain personnel and initiatives, as well as enhancements to our manufacturing efficiency and effectiveness. We believe we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe the accomplishment of our near-term objectives will have a positive impact on our financial condition in the future.
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

Results of Operations
This section discusses our consolidated results of operations for the second quarter and the first six months of 2016 compared to the same periods of 2015, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
(In Thousands)	2016	2015	Change $	Change %	2016	2015	Change $	Change %
Revenue:
U.S. Omnipod	$56,337	$45,402	$10,935	24%	$107,050	$85,097	$21,953	26%
International Omnipod	16,559	7,640	8,919	117%	31,939	11,420	$20,519	180%
Drug Delivery	14,434	7,509	6,925	92%	29,554	12,182	$17,372	143%
Total revenue	87,330	60,551	26,779	44%	168,543	108,699	$59,844	55%
Cost of revenue	36,873	30,036	6,837	23%	74,035	48,991	$25,044	51%
Gross profit	50,457	30,515	19,942	65%	94,508	59,708	$34,800	58%
Gross margin	57.8%	50.4%			56.1%	54.9%
Operating expenses:
Research and development	12,953	12,069	884	7%	25,942	20,276	$5,666	28%
Sales and marketing	22,950	19,008	3,942	21%	46,972	33,718	$13,254	39%
General and administrative	15,842	13,497	2,345	17%	30,581	27,039	$3,542	13%
Total operating expenses	51,745	44,574	7,171	16%	103,495	81,033	$22,462	28%
Operating loss	(1,288)	(14,059)	(12,771)	(91)%	(8,987)	(21,325)	$12,338	(58)%
Interest expense and other income, net	(2,998)	(3,193)	(195)	(6)%	(5,924)	(6,345)	$421	(7)%
Income tax expense	65	15	(50)	333%	129	39	$90	231%
Income (loss) on discontinued operations, net of tax	153	1,835	1,682	(92)%	(1,639)	443	$(2,082)	(470)%
Net loss	$(4,198)	$(15,432)	$(11,234)	(73)%	$(16,679)	$(27,266)	$10,587	(39)%
Revenue
Our total revenue increased to $87.3 million, up $26.8 million, or 44%, in the second quarter of 2016 compared to the second quarter of 2015, primarily due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased primarily due to growth in our installed base of Omnipod users which was greatly driven by the expansion in 2015 of our sales force and customer support personnel and strategic initiatives introduced in mid-2015 to expand awareness of the Omnipod System. Our International Omnipod revenue increased primarily due to higher distributor sales on entry into new markets and continued adoption in existing markets. The results for the second quarter of 2015 included lower International Omnipod sales which partially resulted from unfavorable distributor ordering patterns in that quarter when improved production capacity enabled our primary international distributor to reduce on hand inventory levels to better manage their working capital and offset the financial impact of the strength of the U.S. dollar on their business. Our drug delivery revenue increased due to strong growth in demand for our drug delivery device following regulatory approval in December 2014.

Total revenue increased to $168.5 million, up $59.8 million, or 55% for the six months ended June 30, 2016, compared with the same period in 2015, primarily due to the result of strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased primarily due to growth in our installed base of Omnipod users which was greatly driven by the expansion in 2015 of our sales force and customer support personnel and strategic initiatives introduced in mid-2015 to expand awareness of the Omnipod System. The results for the first six months of 2015 included lower U.S. Omnipod sales which partially resulted from unfavorable distributor ordering patterns in the first quarter of 2015 when our U.S. distributors reduced days-on-hand inventory as we increased our production capacity and demonstrated the ability to supply high-quality product to meet customer demand. U.S. distributor ordering patterns stabilized accordingly following the first quarter of 2015. Our International Omnipod revenue increased due to higher distributor sales on entry into new markets and continued adoption in existing markets. The results for the first six months of 2015 included lower International Omnipod sales which partially resulted from unfavorable distributor ordering patterns in the first and second quarters of 2015 when improved production capacity enabled our primary international distributor to reduce on hand inventory levels to better manage their working capital and offset the financial impact of the strength of the U.S. dollar on their business. International distributor ordering patterns stabilized accordingly following the second quarter of 2015. Our drug delivery revenue increased due to strong growth in demand for our drug delivery device following regulatory approval in December 2014.
For the year ending December 31, 2016, we expect strong revenue growth in our continuing operations from all of our product lines as we continue our expansion in the U.S. and internationally. We continue to expect strong growth of approximately 20% in our worldwide Omnipod installed base. We also expect that the revenue from our drug delivery devices will be a higher relative percentage of our overall growth as we increase commercial sales.

Cost of Revenue
Cost of revenue increased to $36.9 million, up $6.8 million in the second quarter of 2016 compared to the same period in 2015, primarily due to an increase in sales volumes. There were approximately $2.5 million of scrap and warranty charges in the second quarter of 2015 that were considered non-recurring in nature.
Total cost of revenue increased to $74.0 million, up $25.0 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily due to an increase in sales volumes and $1.9 million of costs incurred in the first quarter of 2016 indirectly attributable to a voluntary Field Safety Notification we initiated in November 2015. There were approximately $2.5 million of scrap and warranty charges in the second quarter and the first six months of 2015 that were considered non-recurring in nature.

Gross Margin
Gross margin was 58% in the second quarter of 2016, compared with 50% in the second quarter of 2015. This improvement is mainly due to manufacturing efficiency and effectiveness improvements on higher sales and production volumes. There were approximately $2.5 million of scrap and warranty charges in the second quarter of 2015 that were considered non-recurring in nature.
Gross margin for the six months ended June 30, 2016 was 56% compared with 55% for the six months ended June 30, 2015. The margin improvement was mainly due to manufacturing efficiency and effectiveness improvements on higher sales and production volumes, partially offset by costs incurred in the first quarter of 2016 indirectly attributable to a voluntary Field Safety Notification we initiated in November 2015. There were approximately $2.5 million of scrap and warranty charges in the second quarter and the first six months of 2015 that were considered non-recurring in nature.
For the year ending December 31, 2016, we expect gross margin to increase primarily from improvements to our manufacturing efficiency and effectiveness as demonstrated in the second quarter of 2016.

Research and Development
Research and development expenses for the three month period ended June 30, 2016 were $13.0 million compared with $12.1 million for the same period in 2015. The approximate $0.9 million increase was the result of expenses related to our development projects, including our artificial pancreas program, mobile application development including integration with continuous glucose monitoring technology, development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other Omnipod product improvement initiatives.

Research and development expenses for the six months ended June 30, 2016, were $25.9 million compared with $20.3 million for the same period in 2015. The approximate $5.7 million increase was the result of expenses related to our development projects, including our artificial pancreas program, mobile application development including integration with continuous glucose monitoring technology, development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other Omnipod product improvement initiatives.
For the year ending December 31, 2016, we expect overall research and development spending to increase due to the development efforts on our on-going projects including our artificial pancreas program, mobile application development including integration with continuous glucose monitoring technology, development efforts with Eli Lilly for the use of concentrated insulin, and the continued investment to support the use our technology as a delivery platform for other pharmaceuticals.

Sales and Marketing
Sales and marketing expenses for the three month period ended June 30, 2016 were $23.0 million compared with $19.0 million for the same period in 2015. The approximate $3.9 million increase was mainly the result of a $5.5 million increase in personnel-related expenses, including increased incentive compensation costs on growth in the business, as well as costs associated with the expansion in 2015 of our sales force and customer support personnel, partially offset by a reduction in expenses associated with outside service providers.
Sales and marketing expenses for the six months ended June 30, 2016 were $47.0 million compared to $33.7 million for the same period in 2015. The approximate $13.3 million increase was mainly the result of a $12.6 million increase in personnel-related expenses, including increased incentive compensation costs resulting from growth in the business, as well as costs associated with the expansion in 2015 of our sales force and customer support personnel, partially offset by a reduction in expenses associated with outside service providers. Additionally, there was an increase in costs associated with marketing efforts, new market opportunities and other strategic initiatives introduced in mid-2015 as we continue to expand awareness of the Omnipod System and our on-body injection devices for delivery of other pharmaceuticals.
We expect sales and marketing expenses in the year ending December 31, 2016 to increase as we see the full-year impact of the 2015 commercial team expansion and invest in initiatives that will enhance awareness, customer satisfaction and drive increased adoption of the Omnipod System, as well as increased adoption of our technology as a delivery platform for other pharmaceuticals.

General and Administrative
General and administrative expenses for the three month period ended June 30, 2016 were $15.8 million compared with $13.5 million for the same period in 2015. The approximate $2.3 million increase is primarily attributable to personnel-related costs on higher incentive compensation associated with growth in our business, as well as additional staff to support our growth expectations and fees paid for external consultants.
General and administrative expenses for the six months ended June 30, 2016 were $30.6 million compared to $27.0 million for the same period in 2015. The approximate $3.5 million increase is mainly due to employee compensation costs and fees paid for external consultants.
For the year ending December 31, 2016, we expect overall general and administrative expenses to increase as compared to 2015 as we continue to grow the business and make investments in our operating structure to support this continued growth.

Interest Expense and Other Income, Net
Interest expense and other income, net for the three month period ended June 30, 2016, were $3.0 million compared with $3.2 million for the same period in 2015. This $0.2 million decrease is mainly due to a slight decrease in capital lease interest expense.
Interest and other expense for the six months ended June 30, 2016, were $5.9 million compared to $6.3 million in 2015. This $0.4 million decrease is mainly due to a slight decrease in capital lease interest expense.

Liquidity and Capital Resources

As of June 30, 2016, we had $75.7 million in cash and cash equivalents and $35.6 million in short-term investments. We believe that our current liquidity, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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
Cash interest expense related to the 2% Notes was $1.0 million in both the three months ended June 30, 2016 and 2015, respectively. Cash interest expense related to the 2% Notes was $2.0 million in both the six months ended June 30, 2016 and 2015, respectively.
Non-cash interest expense related to the 2% Notes was $2.0 million and $1.9 million in the three months ended June 30, 2016 and 2015, respectively. Non-cash interest expense related to the 2% Notes was $4.0 million and $3.8 million in the six months ended June 30, 2016 and 2015, respectively.
As of June 30, 2016, we included $175.7 million on the balance sheet in long-term debt related to the 2% Notes, which represents the principal amount of the notes, less unamortized debt discount and deferred financing costs.
Additional information regarding our debt issuances is provided in note 6 to the consolidated financial statements included in this Form 10-Q.
Capital Leases
As of June 30, 2016 and December 31, 2015, we have approximately $13.7 million of manufacturing equipment acquired under capital leases. The obligations under the capital leases are being repaid in equal monthly installments over 24 to 36 month terms and include principal and interest payments with an effective interest rate of 13% to 17%. At June 30, 2016, $2.3 million was included in current liabilities on our balance sheet related to these capital leases.
Additional information regarding our capital leases is provided in note 7 to the consolidated financial statements included in this Form 10-Q.
Summary of Cash Flows

	Three Months Ended June 30,
(In thousands)	2016	2015
Cash (used in) provided by:
Operating activities	$(6,836)	$(2,703)
Investing activities	(35,788)	(4,601)
Financing activities	(4,592)	1,248
Effect of exchange rate changes on cash	205	—
Net decrease in cash and cash equivalents	$(47,011)	$(6,056)
Operating Activities
Our net cash used in operating activities for the six months ended June 30, 2016 was $6.8 million compared to $2.7 million in the same period of 2015. The increase was primarily due to timing of disbursements and receipts along with an increased investment in inventories in 2016 to support the growth of the business, partially offset by a lower net loss recorded for the period.
Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2016 was $35.8 million compared to $4.6 million in 2015. In the second quarter of 2016, the Company invested $35.6 million into short-term investments; there were no such investments in 2015. In addition, the increase in investing activities relates to higher capital purchases for the six months ended 2016 compared to 2015, partially offset by proceeds from the divestiture of our Neighborhood Diabetes business in February 2016.
Financing Activities
We had net cash used in financing activities for the six months ended June 30, 2016 of $4.6 million compared to $1.2 million in net cash provided by financing activities in 2015. The decrease was primarily attributable to a decrease in proceeds from the exercise of employee stock options.
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
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet financing arrangements.
Critical Accounting Policies and Estimates
Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying condensed notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2016. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
As of June 30, 2016, we had outstanding debt recorded on our consolidated balance sheet of $201.3 million, gross of deferred financing costs and unamortized debt discount, related to our 2% Notes; and $2.3 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.
Foreign Currency Exchange Risk. Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We are primarily exposed to currency exchange rate fluctuations related to our subsidiary operation in Canada. The majority of our sales outside of the U.S. are transacted in U.S. dollars and are not subject to material foreign currency fluctuations.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2016, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings is provided in Note 13 to the consolidated financial statements in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1	Form of International Non-Qualified Stock Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan

10.2	Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan

10.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan

10.4	Form of Vice President Incentive Stock Option Agreement (Three Year Vest) under the Third Amended and Restated 2007 Stock Option and Incentive Plan

10.5	Insulet Corporation Fourth Amended and Restated 2007 Employee Stock Purchase Plan

31.1	Certification of Patrick J. Sullivan, President and Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Levitz, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Patrick J. Sullivan, President and Chief Executive Officer, and Michael L. Levitz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2016 (Unaudited) and December 31, 2015 (Unaudited)

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and June 30, 2015 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2016 and June 30, 2015 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and June 30, 2015 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date: August 4, 2016	/s/ Patrick J. Sullivan
Patrick J. Sullivan
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2016	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)