Form 10-Q
period 2016-09-30
INSULET CORP
filed 2016-11-04
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2016, the registrant had 57,426,072 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
September 30, 2016

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$215,402	$122,672
Short-term investments (Note 5)	67,293	—
Accounts receivable, net (Note 9)	38,548	42,530
Inventories, net (Note 10)	32,663	12,024
Prepaid expenses and other current assets	7,901	4,283
Current assets of discontinued operations (Note 3)	—	9,252
Total current assets	361,807	190,761
Property and equipment, net (Note 2)	50,911	41,793
Other intangible assets, net (Note 11)	651	933
Goodwill	39,730	39,607
Other assets	98	76
Long-term assets of discontinued operations (Note 3)	—	1,956
Total assets	$453,197	$275,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,212	$15,213
Accrued expenses and other current liabilities (Note 12)	33,732	36,744
Deferred revenue	1,247	2,361
Current portion of capital lease obligations (Note 7)	1,061	5,519
Current liabilities of discontinued operations (Note 3)	—	5,319
Total current liabilities	54,252	65,156
Capital lease obligations (Note 7)	—	269
Long-term debt, net (Note 6)	328,962	171,698
Other long-term liabilities	4,888	3,952
Total liabilities	388,102	241,075
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2016 and December 31, 2015. Issued and outstanding: zero shares at September 30, 2016 and December 31, 2015.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2016 and December 31, 2015. Issued and outstanding: 57,418,432 and 56,954,830 shares at September 30, 2016 and December 31, 2015, respectively.	57	57
Additional paid-in capital	736,730	686,193
Accumulated other comprehensive loss	(387)	(654)
Accumulated deficit	(671,305)	(651,545)
Total stockholders’ equity	65,095	34,051
Total liabilities and stockholders’ equity	$453,197	$275,126

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2016	2015	2016	2015
Revenue	$94,871	$71,393	$263,414	$180,092
Cost of revenue	39,230	39,823	113,265	88,814
Gross profit	55,641	31,570	150,149	91,278
Operating expenses:
Research and development	13,734	10,035	39,676	30,311
Sales and marketing	22,147	21,307	69,119	55,025
General and administrative	17,342	15,023	47,923	42,062
Total operating expenses	53,223	46,365	156,718	127,398
Operating income (loss)	2,418	(14,795)	(6,569)	(36,120)
Interest expense	3,029	3,167	9,252	9,567
Other income, net	211	21	510	76
Loss on extinguishment of long-term debt	2,551	—	2,551	—
Interest expense and other income, net	(5,369)	(3,146)	(11,293)	(9,491)
Loss from continuing operations before income taxes	(2,951)	(17,941)	(17,862)	(45,611)
Income tax expense (Note 15)	66	44	195	83
Net loss from continuing operations	$(3,017)	$(17,985)	$(18,057)	$(45,694)
Loss from discontinued operations, net of tax ($0 and $18 for the three months ended September 30, 2016 and 2015, respectively and $408 and $68 for the nine months ended September 30, 2016 and 2015, respectively)	(64)	(942)	(1,703)	(499)
Net loss	$(3,081)	$(18,927)	$(19,760)	$(46,193)
Net loss per share basic and diluted:
Net loss from continuing operations per share	$(0.05)	$(0.32)	$(0.32)	$(0.81)
Net loss from discontinued operations per share	$—	$(0.02)	$(0.03)	$(0.01)
Weighted-average number of shares used in calculating net loss per share	57,341,063	56,898,281	57,189,423	56,735,944

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net loss	$(3,081)	$(18,927)	$(19,760)	$(46,193)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	(102)	(457)	302	(454)
Unrealized loss on available-for-sale securities	(43)	—	(35)	—
Total other comprehensive (loss) income, net of tax	(145)	(457)	267	(454)
Total comprehensive loss	$(3,226)	$(19,384)	$(19,493)	$(46,647)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities
Net loss	$(19,760)	$(46,193)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	10,474	11,406
Non-cash interest expense	6,117	5,721
Stock-based compensation expense	16,850	13,852
Loss on extinguishment of long-term debt	2,551	—
Provision for bad debts	1,889	2,762
Other	139	—
Changes in operating assets and liabilities:
Accounts receivable	2,994	5,286
Inventories	(21,287)	312
Prepaid expenses and other assets	(3,268)	42
Accounts payable, accrued expenses and other current liabilities	(632)	11,782
Deferred revenue	(982)	703
Other long-term liabilities	756	370
Net cash (used in) provided by operating activities	(4,159)	6,043
Cash flows from investing activities
Purchases of property and equipment	(19,205)	(7,126)
Purchases of short-term investments	(76,241)	—
Receipts from the sale of short-term investments	8,905	—
Proceeds from divestiture of business, net (Note 3)	5,714	—
Acquisition of Canadian distribution business	—	(4,715)
Net cash used in investing activities	(80,827)	(11,841)
Cash flows from financing activities
Principal payments of capital lease obligations	(4,727)	(4,283)
Proceeds from issuance of convertible notes, net of issuance costs	333,904	—
Repayment of convertible notes	(153,628)	—
Proceeds from issuance of common stock, net of offering costs	4,848	7,043
Payment of withholding taxes in connection with vesting of restricted stock units	(2,839)	(2,468)
Net cash provided by financing activities	177,558	292
Effect of exchange rate changes on cash	158	(220)
Net increase (decrease) in cash and cash equivalents	92,730	(5,726)
Cash and cash equivalents, beginning of period	122,672	151,193
Cash and cash equivalents, end of period	$215,402	$145,467
Non-cash investing and financing activities
Purchases of property and equipment under capital lease	$—	$5,721
Allocation to equity for conversion feature for issuance of convertible notes	$66,689	$—
Allocation to equity for conversion feature for the repurchase of convertible notes	$(32,865)	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
Insulet Corporation, the "Company," is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use insulin infusion system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld Personal Diabetes Manager ("PDM"). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter.
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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and the Company's audited consolidated financial statements, as recast to reflect Neighborhood Diabetes as discontinued operations, contained in our Current Report on Form 8-K filed with the SEC on September 6, 2016.
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense, acquired businesses, accounts receivable, inventories, goodwill, deferred revenue, equity instruments, convertible debt, the lives of property and equipment and intangible assets, as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.
Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency, primarily the Canadian dollar, are included in other income, net, and were not material in the three and nine months ended September 30, 2016 and 2015.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, and certificates of deposit which are carried at their fair value. Outstanding letters of credit, related to security deposits for lease obligations, totaled $1.2 million as of September 30, 2016 and December 31, 2015.
Investments
Investment securities consist of available-for-sale marketable securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive loss in shareholders' equity. Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments. Short-term investments include U.S. government and agency bonds, corporate bonds, and certificates of deposit.
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
Property and equipment included $38.3 million and $28.2 million of accumulated depreciation as of September 30, 2016 and December 31, 2015, respectively.
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 350-20, Intangibles - Goodwill and Other (“ASC 350-20”). The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment. The Company's annual impairment test date is October 1st.
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill is tested for impairment at the enterprise level. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There was no impairment of goodwill during the three and nine months ended September 30, 2016 and 2015.
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

The Company offers a 45-day right of return for sales of its Omnipod System to patients in the United States, and a 90-day right of return for sales of its Omnipod System to patients in Canada, and defers revenue to reflect estimated sales returns in the same period that the related product sales are recorded. Returns are estimated through a comparison of the Company’s historical return data to its related sales. Historical rates of return are adjusted for known or expected changes in the marketplace. When doubt exists about reasonable assuredness of collectability from specific customers, the Company defers revenue from sales of products to those customers until payment is received.
As of September 30, 2016 and December 31, 2015, the Company had deferred revenue of $1.8 million and $2.5 million, respectively, which included $0.5 million and $0.2 million classified in other long-term liabilities in each period as of September 30, 2016 and December 31, 2015, respectively. Deferred revenue primarily relates to undelivered elements within certain of the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers. These shipping and handling costs are included in general and administrative expenses and were $1.1 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively and were $2.8 million and $1.6 million for the nine months ended September 30, 2016 and 2015, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short term investments and accounts receivable. The Company maintains the majority of its cash and short term investments with one financial institution.
The Company purchases Omnipods from Flextronics International Ltd., its single source supplier. As of September 30, 2016 and December 31, 2015, liabilities to this vendor represented approximately 29% and 28% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amgen, Inc.	17%	10%	17%	10%
Ypsomed Distribution AG	16%	15%	15%	11%
RGH Enterprises, Inc.	10%	14%	10%	13%

Reclassification of Prior Period Balance
Certain reclassifications have been made to prior periods amounts to conform to the current period financial statement presentation including adjusting footnotes within to reflect the presentation of discontinued operations. These reclassifications have no effect on the previously reported net loss.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company makes additional estimates regarding performance conditions and the allocation of variable consideration. The guidance is effective in fiscal years beginning January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of ASU 2014-09. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial position and results of operations.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern ("ASU 2014-15"). ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for fiscal years ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted. The Company has concluded that if this standard had been adopted as of September 30, 2016, substantial doubt about the Company’s ability to continue as a going concern would not exist.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15") . ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-15.
Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	13

Convertible Debt	Note	6	Page	15

Accounts Receivable and Allowance for Doubtful Accounts	Note	9	Page	19

Inventories	Note	10	Page	19

Other Intangible Assets	Note	11	Page	20

Accrued Expenses and Other Current Liabilities- Product Warranty Costs	Note	12	Page	21

Equity- Stock-Based Compensation	Note	14	Page	22

Income Taxes	Note	15	Page	25

Segment Reporting	Note	16	Page	26

Note 3. Discontinued Operations
In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical for approximately $6.2 million in cash, which included $1.2 million of closing adjustments finalized in June 2016 and paid by Liberty Medical. The results of operations, assets, and liabilities of Neighborhood Diabetes, are classified as discontinued operations for all periods presented, except for certain corporate overhead costs which remain in continuing operations.
In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet is providing various services to Liberty Medical on an interim transitional basis. The services generally commenced on the closing date and terminated six months following the closing. Services provided by Insulet included certain information technology and back office support. The charges for such services were generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support is to provide Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and does not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which were reimbursed in full, were $0.1 million and $0.8 million for the three and nine months ended September 30, 2016.
Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. For the three months ended September 30, 2016 and 2015, revenue from continued operations as presented in the consolidated statement of operations include $0 million and $0.8 million, respectively. Omnipod sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation were $0.3 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. These amounts were historically reported in the Neighborhood Diabetes revenue results and are being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.
Post divestiture, Omnipod sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0 million and $0.4 million for the three and nine months ended September 30, 2016, respectively.
The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Discontinued operations:
Revenue (1)	$—	$15,910	$7,730	$44,014
Cost of revenue	133	11,829	5,502	32,459
Gross profit	(133)	4,081	2,228	11,555
Operating expenses:
Sales and marketing	—	2,887	1,542	8,381
General and administrative	(69)	2,133	1,853	3,779
Total operating expenses	(69)	5,020	3,395	12,160
Interest and other income (expense), net	—	15	(128)	174
Loss from discontinued operations before taxes	(64)	(924)	(1,295)	(431)
Income tax expense	—	18	408	68
Net loss from discontinued operations	$(64)	$(942)	$(1,703)	$(499)

(1)	Revenue for the nine months ended September 30, 2016 includes revenue from the operations of Neighborhood Diabetes through date of sale in February 2016.
Depreciation and amortization expense included in discontinued operations was $0 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively. Depreciation and amortization expense included in discontinued operations was $0.1 million and $2.6 million for the nine months ended September 30, 2016 and 2015, respectively.

The following is a summary of the Neighborhood Diabetes assets and liabilities presented as discontinued operations as of December 31, 2015:

(in thousands)	December 31, 2015
ASSETS
Accounts receivable, net	$5,857
Inventories, net	2,019
Prepaid expenses and other current assets	1,376
Total current assets of discontinued operations	9,252
Intangible assets, net	1,788
Goodwill	140
Other non-current assets	28
Total long-term assets of discontinued operations	1,956
Total assets of discontinued operations	$11,208
LIABILITIES
Accounts payable	$3,436
Accrued expenses and other current liabilities	1,883
Current liabilities of discontinued operations	5,319
Total liabilities of discontinued operations	$5,319

Net operating cash flows provided by discontinued operations in the three months ended September 30, 2016 and 2015, were $0 million and $4.1 million, respectively. Net operating cash flows (used in) provided by discontinued operations in the nine months ended September 30, 2016 and 2015 were $(2.0) million and $3.2 million, respectively.
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

The following table provides a summary of assets that are measured at fair value as of September 30, 2016, and December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3
September 30, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$200,355	$200,355	$—	$—
Corporate bonds	1,900	—	1,900	—
Certificates of deposit	445	445	—	—
Total cash equivalents	$202,700	$200,800	$1,900	$—
Short-term investments:
U.S. government and agency bonds	$29,032	$15,018	$14,014	$—
Corporate bonds	25,540	—	25,540	—
Certificates of deposit	12,721	12,721	—	—
Total short-term investments	$67,293	$27,739	$39,554	$—

December 31, 2015
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$98,223	$98,223	$—	$—
Non-recurring fair value measurements:
Long-term assets of discontinued operations (1)	$1,788	$—	$—	$1,788

(1)
Long-term assets of discontinued operations relate to the asset group of the Neighborhood Diabetes business which consists of definite lived intangible assets and property and equipment. During the fourth quarter of 2015, the Company recognized an impairment charge on this asset group totaling $9.1 million, which represented the difference between the fair value of the asset group and the carrying value. As a result of the impairment, the asset group was recorded at fair value as of December 31, 2015. The fair value for the asset group was determined using the direct cash flows expected to be received from the disposition of the asset group, which was completed in February 2016 (level 3 input).

Debt
The estimated fair value of debt is based on the Level 2 quoted market prices for the same or similar issues and includes the impact of the conversion features.
The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of September 30, 2016, and December 31, 2015, are as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$59,058	$73,832	$171,698	$207,882

1.25% Convertible Senior Notes	$269,904	$339,163	$—	$—

Note 5. Short-term Investments
The Company's short-term investments are classified as available-for-sale and amortized costs, gross unrealized holding gains and losses, and fair values at September 30, 2016 are as follows (in thousands):

	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
U.S. government and agency bonds	$29,036	$2	$(6)	$29,032
Corporate bonds	25,571	—	(31)	25,540
Certificates of deposit	12,721	—	—	12,721
Total short-term investments	$67,328	$2	$(37)	$67,293
The Company had no short-term investments at December 31, 2015.

Note 6. Debt
The following table shows the gross and net carrying amount of the Company's convertible debt (in thousands):

	September 30, 2016	December 31, 2015
Principal amount of the 2% Convertible Senior Notes	$67,084	$201,250
Principal amount of the 1.25% Convertible Senior Notes	345,000	—
Unamortized debt discount	(73,148)	(25,704)
Deferred financing costs	(9,974)	(3,848)
Long-term debt, net carrying amount	$328,962	$171,698
Interest expense related to the 2% Notes and the 1.25% Notes was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual coupon interest	$1,041	$1,007	$3,054	$3,019
Amortization of debt discount	1,901	1,650	5,330	4,876
Amortization of debt issuance costs	222	281	785	844
Total interest expense from the Notes	$3,164	$2,938	$9,169	$8,739
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
In September 2016, in connection with the issuance of $345 million in principal amount of 1.25% Convertible Senior Notes due September 2021 (the "1.25% Notes"), the Company repurchased approximately $134.2 million in principal amount of the 2% Notes for $153.6 million (excluding accrued interest of $0.7 million). The extinguishment of the 2% Notes was accounted for separately from the issuance of the 1.25% Notes as both transactions were viewed as arm's-length in nature and were not contingent upon one another. The $153.6 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. The fair value of the debt was estimated using a trinomial lattice model based on the following inputs: Company's stock price, expected volatility, term to maturity, risk-free interest rate, and dividend yield. The Company allocated $121.4 million of the payment to the debt and $32.9 million to equity.
The Company recorded a loss on extinguishment of debt of $2.6 million in connection with the repurchase and redemption of the 2% Notes during the three and nine months ended September 30, 2016, representing the excess of the $121.4 million allocated to the debt over its carrying value, net of unamortized debt discount, deferred financing costs and accrued interest.
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
Cash interest expense related to the 2% Notes was $0.9 million and $1.0 million in the three months ended September 30, 2016 and 2015, respectively. Cash interest expense related to the 2% Notes was $2.9 million and $3.0 million in the nine months ended September 30, 2016 and 2015, respectively.
Non-cash interest expense related to the 2% Notes was $1.6 million and $1.9 million in the three months ended September 30, 2016 and 2015, respectively. Non-cash interest expense related to the 2% Notes was $5.6 million and $5.7 million in the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016 and December 31, 2015, the Company included $59.1 million and $171.7 million, respectively, on its balance sheet in long-term debt related to the 2% Notes.
1.25% Convertible Senior Notes
In September 2016, the Company sold $345.0 million in principal amount of the 1.25% Notes, which mature on September 15, 2021. The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment is due on March 15, 2017. The 1.25% Notes are convertible into the Company’s common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
The Company recorded a debt discount of $66.7 million related to the 1.25% Notes which results from allocating a portion of the proceeds to the fair value of the conversion feature. The fair value of the debt discount was estimated using a trinomial lattice model based on the following inputs: Company's stock price, expected volatility, term to maturity, risk-free interest rate, and dividend yield. The debt discount was recorded as additional paid-in capital and the remaining liability reflects the value of the Company’s nonconvertible debt borrowing rate of 5.8% per annum. This debt discount is being amortized as non-cash interest expense over the five year term of the 1.25% Notes. The Company incurred debt issuance costs and other expenses related to this offering of approximately $11.1 million, of which $2.1 million has been reclassified as a reduction to the value of the amount allocated to equity. The remainder is presented as a reduction of debt in the consolidated balance sheet, is being amortized using the effective interest method, and is recorded as non-cash interest expense over the five year term of the 1.25% Notes.
The 1.25% Notes contain provisions that allow for additional interest to holders of the Notes upon failure to timely file documents or reports that the Company is required to file with the SEC. The additional interest is at a rate of 0.50% per annum of the principal amounts of the notes outstanding for a period of 360 days.
If the Company merges or consolidates with a foreign entity, then additional taxes may be required to be paid by the Company under the terms of the 1.25% Notes.
The Company determined that the higher interest payments required and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had de minimis value at the balance sheet date.
Cash interest expense related to the 1.25% Notes was $0.2 million in the three and nine month periods ended September 30, 2016. Non-cash interest expense related to the 1.25% Notes was $0.5 million in the three and nine month periods ended September 30, 2016.
As of September 30, 2016, the Company included $269.9 million on its balance sheet in long-term debt related to the 1.25% Notes.
Note 7. Capital Lease Obligations
As of September 30, 2016, and December 31, 2015, the Company has approximately $13.7 million of manufacturing equipment acquired under capital leases, included in property and equipment. As of September 30, 2016, one capital lease remains outstanding and is being repaid in equal monthly installments over a 24 month term and includes principal and interest payments with an effective interest rate of 13%.
The assets acquired under capital leases are being amortized on a straight-line basis over five years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $0.7 million and $0.6 million in the three months ended September 30, 2016 and 2015, respectively. Amortization expense was $2.1 million and $1.7 million in the nine months ended September 30, 2016 and 2015, respectively.
Assets purchased under capital leases and held consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Manufacturing equipment	$13,705	$13,705
Less: Accumulated amortization	(6,401)	(4,346)
Total	$7,304	$9,359
The aggregate future minimum lease payments related to the capital lease as of September 30, 2016, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2016 (remaining)	$808
2017	269
Total future minimum lease payments	$1,077
Interest expense	16
Total capital lease obligations	$1,061
The Company recorded $0.1 million and $0.3 million of interest expense on capital leases in the three months ended September 30, 2016 and 2015, respectively. The Company recorded $0.3 million and $1.0 million of interest expense on capital leases in the nine months ended September 30, 2016 and 2015, respectively.

Note 8. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2016 and 2015, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Nine Months Ended September 30,
	2016	2015
2.00% Convertible Senior Notes	1,442,433	4,327,257
1.25% Convertible Senior Notes	5,910,954	—
Unvested restricted stock units	971,814	862,044
Outstanding options	3,541,936	2,959,320
Total dilutive common share equivalents	11,867,137	8,148,621
Note 9. Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due from distributors, third-party payors, patients, and government agencies. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. The Company believes the reserve is adequate to mitigate current collection risk.
Customers that represented greater than 10% of accounts receivable as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Amgen, Inc.	29%	22%
Ypsomed Distribution AG	15%	19%
The components of accounts receivable from continuing operations are as follows (in thousands):

	September 30, 2016	December 31, 2015
Trade receivables, gross	$42,391	$46,668
Allowance for doubtful accounts	(3,843)	(4,138)
Total accounts receivable, net	$38,548	$42,530
Note 10. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of September 30, 2016 and December 31, 2015. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories from continuing operations are as follows (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$1,477	$632
Work-in-process	5,508	1,960
Finished goods, net	25,678	9,432
Total inventories	$32,663	$12,024

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
The Company recorded $32.9 million of other intangible assets as a result of the acquisition of Neighborhood Diabetes in 2011. In December 2015, the Company completed a long-lived asset impairment test for Neighborhood Diabetes and determined that the carrying value of the long-lived asset group, which included intangible assets, exceeded the undiscounted cash flows expected to be generated from the asset group. The Company compared the fair value of the intangible assets and the related asset group, which was estimated based on the subsequent sales price of the asset group as of February 2016. An impairment charge of $9.0 million was recorded within general and administrative expenses for the year ended December 31, 2015. The impairment charge was allocated on a pro-rata basis based on the carrying value of the assets within the asset group. As a result, impairment charges of approximately $7.4 million and $1.6 million, respectively, were recorded on the customer relationship and tradename intangible assets. During the three months ended March 31, 2016, the remaining balance of the other intangible assets associated with the acquisition of Neighborhood Diabetes were removed from the balance sheet as part of the divestiture and included in the calculated loss of disposal. No further impairment was recorded upon the sale.
The Company recorded $2.1 million of other intangible assets in 2015 as a result of the July 2015 acquisition of its Canadian distribution business. The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset based on the expected cash flows of the assets.
The components of other intangible assets are as follows (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Contractual relationships, net	$2,039	$(1,388)	$651	$1,933	$(1,000)	$933
Total intangible assets	$2,039	$(1,388)	$651	$1,933	$(1,000)	$933
Amortization expense for intangible assets, excluding discontinued operations, was approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. Amortization expense for intangible assets, excluding discontinued operations, was approximately $0.5 million and $0.5 million for the three and nine months ended September 30, 2015, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,	Contractual Relationships
2016 (remaining)	$111
2017	185
2018	158
2019	132
2020	65
Thereafter	—
Total	$651
As of September 30, 2016, the weighted average amortization period of the Company’s intangible assets is approximately 4.25 years.

Note 12. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows (in thousands):

	September 30, 2016	December 31, 2015
Employee compensation and related items	19,529	16,856
Professional and consulting services	5,958	5,654
Suppliers	643	4,981
Other	7,602	9,253
Total accrued expenses and other current liabilities	$33,732	$36,744
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
A reconciliation of the changes in the Company’s product warranty liability is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at the beginning of the period	$4,294	$3,167	$4,152	$2,614
Warranty expense	1,149	1,579	3,288	3,300
Warranty claims settled	(1,101)	(992)	(3,098)	(2,160)
Balance at the end of the period	$4,342	$3,754	$4,342	$3,754
The composition of the product warranty liability balance is reported on the consolidated balance sheets in accrued expenses and other current liabilities and other long-term liabilities as follows (in thousands):

	September 30, 2016	December 31, 2015
Composition of balance:
Short-term	$1,640	$1,592
Long-term	2,702	2,560
	$4,342	$4,152
Note 13. Commitments and Contingencies
Operating Leases
The Company leases its facilities in Massachusetts, California, Canada and Singapore. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other current and long-term liabilities in the accompanying balance sheets. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions.
The aggregate future minimum lease payments related to these leases as of September 30, 2016, are as follows (in thousands):

Years Ending December 31,	Minimum Lease Payments
2016 (remaining)	$624
2017	2,449
2018	2,383
2019	2,390
2020	2,383
Thereafter	4,515
Total	$14,744
Legal Proceedings
The Company is in the process of responding to a revised audit report received in December 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  As of December 31, 2015, the Company had determined that it was probable that a loss had been incurred and recorded an aggregate liability of $0.4 million through general and administrative expense, which was reduced to $0.3 million during the three months ended September 30, 2016. The change in the liability was recorded in discontinued operations.
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
The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and determines the intrinsic value of restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis for awards with only service conditions and on an accelerated method for awards with performance conditions. Compensation expense is recognized over the vesting period of the awards.
The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the stock price and the following assumptions, including expected volatility, expected life of the awards, the risk-free interest rate, and the dividend yield. The expected volatility is computed over expected terms based upon the historical volatility of the Company's stock. The expected life of the awards is estimated based on the midpoint scenario, which combines historical exercise data with hypothetical exercise data for outstanding options. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on Company history and an expectation of paying no dividends. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest. The Company evaluates the assumptions used to value the awards on a quarterly basis and if factors change and different assumptions are utilized, stock-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense.
Stock-based compensation expense related to share-based awards recognized in the three months ended September 30, 2016 and 2015 was $6.1 million and $4.2 million, respectively, based upon when the awards are ultimately expected to vest. Stock-based compensation expense related to the share-based awards recognized in the nine months ended September 30, 2016 and 2015 was $16.9 million and $13.8 million, respectively, and was also calculated based on when the awards are ultimately expected to vest.
At September 30, 2016, the Company had $47.0 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. As of September 30, 2016, 4,404,847 shares remain available for future issuance under the 2007 Plan.
The Company awarded 194,500 shares of incentive stock options in 2015 and an additional 55,000 shares of incentive stock options during the nine months ended September 30, 2016 that include vesting periods that may be accelerated. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions. Performance awards are amortized over the service period using an accelerated attribution method.
The following summarizes the activity under the Company’s stock option plans in the nine months ended September 30, 2016:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2015	2,999,199	$31.37
Granted	967,918	$31.32
Exercised(1)	(226,296)	$19.54	$4,440
Canceled	(198,885)	$32.60
Balance, September 30, 2016	3,541,936	$32.05	$32,243
Vested, September 30, 2016(2)	1,347,219	$31.63	$12,837
Vested and expected to vest, September 30, 2016(2)(3)	3,230,071		$29,427

(1)
The aggregate intrinsic value was calculated based on the positive difference between the pre-tax fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options.

(2)
The aggregate intrinsic value was calculated based on the positive pre-tax difference between the closing price of the Company’s common stock as of September 30, 2016, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of September 30, 2016, plus the number of unvested options expected to vest as of September 30, 2016, based on the unvested options outstanding at September 30, 2016, adjusted for the estimated forfeiture.

At September 30, 2016 there were 3,541,936 options outstanding with a weighted average exercise price of $32.05 and a weighted average remaining contractual life of 8.3 years. At September 30, 2016 there were 1,347,219 options exercisable with a weighted average exercise price of $31.63 and a weighted average remaining contractual life of 7.4 years.
Employee stock-based compensation expense related to stock options in the three months ended September 30, 2016 and 2015 was $2.6 million and $2.0 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense related to stock options in the nine months ended September 30, 2016 and 2015 was $7.4 million and $7.0 million, respectively, and was based on awards ultimately expected to vest. At September 30, 2016, the Company had $22.3 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average vesting period of 2.6 years.
Restricted Stock Units
In the nine months ended September 30, 2016, the Company awarded 581,777 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 153,992 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). The number of performance-based restricted stock units granted during the nine months ended September 30, 2016 that are expected to vest may vary based on the Company's quarterly evaluation of the probability of the performance criteria being achieved. The Company recognized stock compensation expense of $0.9 million and $2.0 million in the three and nine months ended September 30, 2016 for performance-based restricted stock units that are expected to vest based on its evaluation of the performance criteria at September 30, 2016. The Company recognized stock compensation expense of $0.4 million and $0.4 million in the three and nine months ended September 30, 2015 for performance-based restricted stock units. Performance awards are amortized over the service period using an accelerated attribution method. The restricted stock units were granted under the 2007 Plan and vest over a three year period from the grant date.
The restricted stock units granted during the nine months ended September 30, 2016 have a weighted average fair value of $29.69 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $17.3 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $2.6 million and $1.7 million in the three months ended September 30, 2016 and 2015 and $7.3 million and $6.3 million in the nine months ended September 30, 2016 and 2015 of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized using the straight line method. Approximately $24.7 million of the fair value of the restricted stock units, including performance-based restricted stock units remained unrecognized as of September 30, 2016 and will be recognized over a weighted average period of 2 year. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units in the nine months ended September 30, 2016:

	Number of Shares (#)	Weighted Average Grant Date Fair Value ($)
Balance, December 31, 2015	811,965	$32.30
Granted	581,777	29.69
Vested	(309,024)	30.73
Forfeited	(112,904)	33.23
Balance, September 30, 2016	971,814	$31.14
Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees. The Company will make one or more offerings each year to eligible employees to purchase stock under the ESPP. Between January 1, 2008 and June 30, 2016, offering periods began on the first business day occurring on or after each January 1 and July 1 and ended on the last business day occurring on or before the following June 30 and December 31, respectively. Beginning as of July 1, 2016, an offering period will begin on the first business day occurring on or after each December 1 and June 1 and will end on the last business day occurring on or before the following May 31 and November 30, respectively. In order to permit a transition to the new offering cycle, a one-time offering period began on July 1, 2016 and will end on November 30, 2016.
Each employee who is a participant in the Company’s ESPP may purchase up to a maximum of 800 shares per offering period or $25,000 per year by authorizing payroll deductions of up to 10% of his or her base salary. Unless the participating employee withdraws from the offering period, his or her accumulated payroll deductions will be used to purchase common stock.
For all offering periods ending on or before June 30, 2016, the purchase price for each share purchased was 85% of the fair market value of the common stock on the last day of the offering period. For all offering periods beginning on or after July 1, 2016, the purchase price for each share purchased will be 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the last day of the offering period.
As of September 30, 2016, the Company had no shares contingently issued under the ESPP. The Company recorded approximately $0.1 million of stock-based compensation expense in the three months ended September 30, 2016 and approximately $0.1 million of stock-based compensation expense in the nine months ended September 30, 2016 related to the ESPP. In the three and nine months ended September 30, 2015, the Company recorded no significant stock-based compensation charges related to the ESPP.
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
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2013 through 2015 and 2010 through 2015, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At September 30, 2016 and December 31, 2015, the Company provided a valuation allowance for the full amount of its net deferred tax asset because it is not more likely than not that the future tax benefit will be realized.
Income tax expense from continuing operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Current	$71	$44	$283	$83
Deferred	(5)	—	(88)	—
Income tax expense	$66	$44	$195	$83
Income tax expense from discontinued operations was not significant in the three months ended September 30, 2016 and 2015. Income tax expense from discontinued operations was $0.4 million and $0.1 million in the nine months ended September 30, 2016 and 2015, respectively.
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

The Company had no unrecognized tax benefits at September 30, 2016.

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
Worldwide revenue for the Company's products is categorized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. Omnipod	$59,641	$50,738	$166,691	$135,835
International Omnipod	19,107	13,570	51,046	24,990
Drug Delivery	16,123	7,085	45,677	19,267
Total	$94,871	$71,393	$263,414	$180,092
Geographic information about revenue, based on the region of the customer's shipping location, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$75,764	$57,823	$212,368	$155,102
All other	19,107	13,570	51,046	24,990
Total	$94,871	$71,393	$263,414	$180,092
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows (in thousands):

	September 30, 2016	December 31, 2015
United States	$25,431	$13,018
China	25,477	28,638
Other	101	213
Total	$51,009	$41,869

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

•	product liability lawsuits that may be brought against us;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the Omnipod System or the products of our competitors;

•	potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the Omnipod System;

•	the concentration of substantially all of our manufacturing operations at a single location in China and substantially all of our inventory at a single location in Massachusetts;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the expansion of our distribution network;

•	our ability to successfully maintain effective internal control over financial reporting;

•	the volatility of the price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our 2% Convertible Senior Notes due June 15, 2019 and 1.25% Convertible Senior Notes due September 15, 2021;

•	potential indemnification obligations in connection with the disposition of our former Neighborhood Diabetes supplies business;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
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
Third Quarter 2016 Revenue Results:

•	Total revenue of $94.9 million

◦	U.S. Omnipod revenue of $59.6 million

◦	International Omnipod revenue of $19.1 million

◦	Drug Delivery revenue of $16.1 million
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in 2016 are focused primarily on the global expansion of our customer base and increasing our operating performance. Achieving these objectives is requiring additional investments in certain personnel and initiatives, as well as enhancements to our manufacturing efficiency and effectiveness. We may continue to incur net losses in the near term in order to achieve these objectives. However, we believe the accomplishment of our near-term objectives will have a positive impact on our financial condition in the future.
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
Research and development.    Research and development expenses consist primarily of personnel costs and outside services within our product development, regulatory and clinical functions and product development projects. We generally expense research and development costs as incurred.
Sales and marketing.    Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer care and training functions, sales commissions paid to our sales representatives, costs associated with promotional activities and participation in industry trade shows.
General and administrative.    General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, legal, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs.

Results of Operations
This section discusses our consolidated results of operations for the third quarter and the first nine months of 2016 compared to the same periods of 2015, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In Thousands)	2016	2015	Change $	Change %	2016	2015	Change $	Change %
Revenue:
U.S. Omnipod	$59,641	$50,738	$8,903	18%	$166,691	$135,835	$30,856	23%
International Omnipod	19,107	13,570	5,537	41%	51,046	24,990	26,056	104%
Drug Delivery	16,123	7,085	9,038	128%	45,677	19,267	26,410	137%
Total revenue	94,871	71,393	23,478	33%	263,414	180,092	83,322	46%
Cost of revenue	39,230	39,823	(593)	(1)%	113,265	88,814	24,451	28%
Gross profit	55,641	31,570	24,071	76%	150,149	91,278	58,871	64%
Gross margin	58.6%	44.2%			57.0%	50.7%
Operating expenses:
Research and development	13,734	10,035	3,699	37%	39,676	30,311	9,365	31%
Sales and marketing	22,147	21,307	840	4%	69,119	55,025	14,094	26%
General and administrative	17,342	15,023	2,319	15%	47,923	42,062	5,861	14%
Total operating expenses	53,223	46,365	6,858	15%	156,718	127,398	29,320	23%
Operating income (loss)	2,418	(14,795)	(17,213)	(116)%	(6,569)	(36,120)	(29,551)	(82)%
Interest expense and other income, net	(5,369)	(3,146)	2,223	71%	(11,293)	(9,491)	1,802	19%
Income tax expense	66	44	22	50%	195	83	112	135%
Loss from discontinued operations, net of tax	(64)	(942)	(878)	(93)%	(1,703)	(499)	1,204	241%
Net loss	$(3,081)	$(18,927)	$(15,846)	(84)%	$(19,760)	$(46,193)	$(26,433)	(57)%
Revenue
Our total revenue increased to $94.9 million, up $23.5 million, or 33%, in the third quarter of 2016 compared to the third quarter of 2015, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased primarily due to growth in our installed base of Omnipod users which was driven by the expansion in 2015 of our sales force and customer support personnel and strategic initiatives introduced in mid-2015 to expand awareness of the Omnipod System. Our International Omnipod revenue increased primarily due to growth in distributor sales from continued adoption in existing markets and to a lesser extent from entry into new markets. Our drug delivery revenue increased due to strong growth in demand for our drug delivery device following regulatory approval in December 2014.
Total revenue increased to $263.4 million, up $83.3 million, or 46% for the nine months ended September 30, 2016, compared with the same period in 2015, primarily due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased primarily due to growth in our installed base of Omnipod users which was greatly driven by the expansion in 2015 of our sales force and customer support personnel and strategic initiatives introduced in mid-2015 to expand awareness of the Omnipod System. The results for the first nine months of 2015 also were partially impacted by unfavorable distributor ordering patterns in the first quarter of 2015 which stabilized thereafter. Our International Omnipod revenue increased primarily due to growth in distributor sales from continued adoption in existing markets and to a lesser extent from entry into new markets. The results for the first nine months of 2015 included lower International Omnipod sales which partially resulted from unfavorable distributor ordering patterns in the first and second quarters of 2015 which stabilized thereafter. Our drug delivery revenue increased due to strong growth in demand for our drug delivery device following regulatory approval in December 2014.
For the year ending December 31, 2016, we expect strong revenue growth, compared to 2015, across all of our product lines as we continue our expansion in the U.S. and internationally. We expect strong growth of approximately 20% in our worldwide Omnipod installed base. We also expect that the revenue from our drug delivery devices will be a higher relative percentage of our overall growth in 2016, as compared to 2015, as we increase commercial sales.

Cost of Revenue
Cost of revenue decreased to $39.2 million, down $0.6 million in the third quarter of 2016 compared to the same period in 2015, due to approximately $7.7 million of costs incurred during the third quarter of 2015, considered non-recurring in nature, associated with certain product which ultimately did not meet our quality expectations, along with manufacturing efficiency and effectiveness improvements made in 2016. This decrease was partially offset by an increase in sales volumes.
Total cost of revenue increased to $113.3 million, up $24.5 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily due to an increase in sales volumes, partially offset by $10.2 million of costs incurred during the first nine months of 2015 that were considered non-recurring in nature, along with manufacturing efficiency and effectiveness improvements made in 2016.

Gross Margin
Gross margin was approximately 59% in the third quarter of 2016, compared with 44% in the third quarter of 2015. The margin improvement was mainly due to $7.7 million of costs in the third quarter of 2015 that were considered non-recurring in nature along with manufacturing efficiency and effectiveness improvements made in 2016.
Gross margin for the nine months ended September 30, 2016 was 57% compared with 51% for the nine months ended September 30, 2015. The margin improvement was mainly due to $10.2 million of costs in the first nine months of 2015 that were considered non-recurring in nature along with manufacturing efficiency and effectiveness improvements made in 2016.
For the year ending December 31, 2016, we expect gross margin to increase compared to 2015 primarily due to $10.2 million of costs incurred in the first nine months of 2015 that were considered non-recurring in nature along with improvements to our manufacturing efficiency and effectiveness as demonstrated in the first nine months of 2016.

Research and Development
Research and development expenses for the three month period ended September 30, 2016 were $13.7 million compared with $10.0 million for the same period in 2015. The approximate $3.7 million increase was the result of expenses related to our development projects, including our artificial pancreas program, mobile application development including interaction with continuous glucose monitoring technology, development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other Omnipod product improvement initiatives.
Research and development expenses for the nine months ended September 30, 2016, were $39.7 million compared with $30.3 million for the same period in 2015. The approximate $9.4 million increase was the result of expenses related to our development projects, including our artificial pancreas program, mobile application development including interaction with continuous glucose monitoring technology, development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other Omnipod product improvement initiatives.
For the year ending December 31, 2016, we expect overall research and development spending to increase due to the development efforts on our on-going projects including our artificial pancreas program, mobile application development including interaction with continuous glucose monitoring technology, development efforts with Eli Lilly and Company for the use of concentrated insulin, and the continued investment to support the use our technology as a delivery platform for other pharmaceuticals.

Sales and Marketing
Sales and marketing expenses for the three month period ended September 30, 2016 were $22.1 million compared with $21.3 million for the same period in 2015. The approximate $0.8 million increase was mainly the result of a $1.4 million increase in personnel-related expenses, including increased incentive compensation costs on growth in the business, as well as costs associated with the expansion in 2015 of our sales force and customer support personnel, partially offset by a reduction in expenses associated with outside service providers.

Sales and marketing expenses for the nine months ended September 30, 2016 were $69.1 million compared to $55.0 million for the same period in 2015. The approximate $14.1 million increase was mainly the result of a $14.5 million increase in personnel-related expenses, including increased incentive compensation costs resulting from growth in the business, as well as costs associated with the expansion in 2015 of our sales force and customer support personnel, partially offset by a reduction in expenses associated with outside service providers. Additionally, there was an increase in costs associated with marketing efforts, new market opportunities and other strategic initiatives introduced in mid-2015 as we continue to expand awareness of the Omnipod System and our on-body injection devices for delivery of other pharmaceuticals.
We expect sales and marketing expenses in the year ending December 31, 2016 to increase as we see the full-year impact of the 2015 commercial team expansion and invest in initiatives that will enhance awareness, customer satisfaction and drive increased adoption of the Omnipod System, as well as increased adoption of our technology as a delivery platform for other pharmaceuticals.

General and Administrative
General and administrative expenses for the three month period ended September 30, 2016 were $17.3 million compared with $15.0 million for the same period in 2015. The approximate $2.3 million increase was primarily attributable to personnel-related costs on higher incentive compensation associated with growth in our business, as well as additional staff to support our growth expectations and fees paid for external consultants.
General and administrative expenses for the nine months ended September 30, 2016 were $47.9 million compared to $42.1 million for the same period in 2015. The approximate $5.9 million increase was mainly due to employee compensation costs and fees paid for external consultants.
For the year ending December 31, 2016, we expect overall general and administrative expenses to increase as compared to 2015 as we continue to grow the business and make investments in our operating structure to support this continued growth.

Interest Expense and Other Income, Net
Interest expense and other income, net for the three month period ended September 30, 2016, were $5.4 million compared with $3.1 million for the same period in 2015. The approximate $2.2 million increase was mainly due to a $2.6 million charge recorded for the extinguishment of debt related to the repurchase of $134.2 million in principal of the 2% Notes. This was partially offset from a slight decrease in capital lease interest expense.
Interest and other expense for the nine months ended September 30, 2016, were $11.3 million compared to $9.5 million in 2015. The approximate $1.8 million increase was mainly due to a $2.6 million charge recorded for the extinguishment of debt related to the repurchase of $134.2 million in principal of the 2% Notes. This was partially offset from a slight decrease in capital lease interest expense.

Liquidity and Capital Resources
As of September 30, 2016, we had $215.4 million in cash and cash equivalents and $67.3 million in short-term investments. We believe that our current liquidity, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
Debt
In September 2016, we sold $345.0 million in principal amount of the 1.25% Notes, which mature on September 15, 2021. The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment is due on March 15, 2017. The 1.25% Notes are convertible into our common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.

Cash interest expense related to the 1.25% Notes was $0.2 million in the three and nine month periods ended September 30, 2016. Non-cash interest expense related to the 1.25% Notes was $0.5 million in the three and nine month periods ended September 30, 2016.
In June 2014, we sold $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the "2% Notes"). The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 2% Notes are convertible into our common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances.
In September 2016, in connection with the issuance of $345.0 million in principal amount of 1.25% Convertible Senior Notes due September 2021 discussed above, we repurchased approximately $134.2 million in principal amount of the 2% Notes for $153.6 million (excluding accrued interest of $0.7 million). The extinguishment of the 2% Notes was accounted for separately from the issuance of the 1.25% Notes as both transactions were viewed as arm's-length in nature and were not contingent upon one another. The $154.3 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. We allocated $121.4 million of the payment to the debt and $32.9 million to equity.
Cash interest expense related to the 2% Notes was $0.9 million and $1.0 million in the three months ended September 30, 2016 and 2015, respectively. Cash interest expense related to the 2% Notes was $2.9 million and $3.0 million in the nine months ended September 30, 2016 and 2015, respectively.
Non-cash interest expense related to the 2% Notes was $1.6 million and $1.9 million in the three months ended September 30, 2016 and 2015, respectively. Non-cash interest expense related to the 2% Notes was $5.6 million and $5.7 million in the nine months ended September 30, 2016 and 2015, respectively.
Additional information regarding our debt issuances is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.
Capital Leases
As of September 30, 2016 and December 31, 2015, we have approximately $13.7 million of manufacturing equipment acquired under capital leases. As of September 30, 2016, one capital lease remains outstanding and is being repaid in equal monthly installments over a 24 month term and includes principal and interest payments with an effective interest rate of 13%.
Additional information regarding our capital leases is provided in note 7 to the consolidated financial statements included in this Form 10-Q.
Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2016	2015
Cash (used in) provided by:
Operating activities	$(4,159)	$6,043
Investing activities	(80,827)	(11,841)
Financing activities	177,558	292
Effect of exchange rate changes on cash	158	(220)
Net increase (decrease) in cash and cash equivalents	$92,730	$(5,726)
Operating Activities
Our net cash used in operating activities for the nine months ended September 30, 2016 was $4.2 million compared to $6.0 million provided by operating activities in the same period of 2015. The increase was primarily due to additional inventory purchases in order to support customer demand and to allow for alternative shipping methods which in turn is expected to lower our distribution costs, partially offset by a lower net loss recorded for the period.
Investing Activities

Our net cash used in investing activities for the nine months ended September 30, 2016 was $80.8 million compared to $11.8 million in 2015. In the nine months ended September 30, 2016, we invested $76.2 million into short-term investments. There were no such investments in 2015. In addition, the increase in investing activities relates to higher capital purchases for the nine months ended 2016 compared to 2015, primarily associated with investments in supply chain operations including $9.8 million for equipment in process of construction to support our U.S. manufacturing initiatives.
Financing Activities
We had net cash provided by financing activities for the nine months ended September 30, 2016 of $177.6 million compared to $0.3 million in 2015. The increase was primarily attributable to net proceeds of $333.9 million in September 2016 from the issuance of the 1.25% Notes, offset by repayments of $153.6 million for extinguishment of approximately 67% of our outstanding 2% Notes.
Commitments and Contingencies
We lease our facilities in Massachusetts, California, Canada and Singapore. Our leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets.
The following table summarizes our principal obligations as of September 30, 2016 (in thousands):

Contractual obligations	Total	2016 (remaining)	2017	2018	2019	2020	Later
Operating lease obligations	$14,744	$624	$2,449	$2,383	$2,390	$2,383	$4,515
Debt obligations (1)	437,673	671	5,655	5,655	72,068	4,312	349,312
Capital lease obligations (2)	1,077	808	269	—	—	—	—
Purchase obligations (3)	63,274	21,885	31,757	9,632	—	—	—
Total contractual obligations	$516,768	$23,988	$40,130	$17,670	$74,458	$6,695	$353,827

__________________
(1) Debt obligations include principal and interest. Our senior convertible notes pay interest of 2% and 1.25% per annum.
(2) The effective interest rate on our capital lease obligations is 13%. Future interest payments are included in the amount of capital lease obligations presented.
(3) Our purchase obligations include commitments with certain of our suppliers, primarily for the purchase of Omnipod System components and manufacturing equipment along with other commitments to purchase goods or services in the normal course of business. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information.

Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 13 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet financing arrangements.
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

Actual results could differ from those estimates, and any such differences may be material to our financial statements. We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2016. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2015.
Recent Accounting Pronouncements
Information with respect to recent accounting developments is provided in note 2 to the consolidated financial statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, debt and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.
As of September 30, 2016, we had outstanding debt recorded on our consolidated balance sheet of $412.1 million, gross of deferred financing costs and unamortized debt discount, related to our 2% and 1.25% Notes; and $1.1 million related to capital lease obligations. As the interest rates are fixed, changes in interest rates do not affect the value of our debt or capital lease obligations.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2016, our management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) under the supervision and with the participation of our chief executive officer and chief financial officer. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings is provided in Note 13 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 except for the following:

We may not be able to generate sufficient cash to service our indebtedness represented by our 2% Convertible Senior Notes due June 15, 2019 and our 1.25% Convertible Senior Notes due September 15, 2021. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
In 2014, we sold $201.3 million in principal amount of 2% Convertible Senior Notes, due in 2019. In September 2016, we sold $345 million in principal amount of 1.25% Convertible Senior Notes, due in 2021. In connection with the issuance of $345 million in 1.25% Convertible Senior Notes, we repurchased $134.2 million of our outstanding 2% Convertible Senior Notes. Our ability to make scheduled payments or to refinance the 2% and 1.25% Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the 2% and 1.25% Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

4.1
Indenture, dated as of September 13, 2016, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on September 13, 2016 and incorporated by reference herein)

4.2
Form of 1.25% Convertible Senior Notes due 2021 (included in Exhibit 4.1) (previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on September 13, 2016 and incorporated by reference herein)

4.3
Amendment No. 2 to Shareholder Rights Agreement dated August 30, 2016 (previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on August 30, 2016 and incorporated by reference herein)

10.1+	Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd., dated September 1, 2016

10.2+	Master Equipment and Services Agreement between Insulet Corporation and ATS Automation Tooling Systems Inc., dated August 31, 2016

31.1	Certification of Patrick J. Sullivan, Chief Executive Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael L. Levitz, Chief Financial Officer, pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Patrick J. Sullivan, Chief Executive Officer, and Michael L. Levitz, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2016 (Unaudited) and December 31, 2015

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2016 and September 30, 2015 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and September 30, 2015 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

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

INSULET CORPORATION (Registrant)

Date: November 4, 2016	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2016	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)