Form 10-K
period 2016-12-31
INSULET CORP
filed 2017-02-28
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2016 was approximately $1.7 billion.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 21, 2017:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	57,651,012
Preferred Stock Purchase Rights	—
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod® Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We began commercial sale of the Omnipod System in the United States in 2005. We sell the Omnipod System in the United States through direct sales to customers or through our distribution partners. The Omnipod System is currently available in multiple countries in Europe, Canada and Israel.
In addition to using the Omnipod for insulin delivery, we also partner with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.
In June 2011, we acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”). Through Neighborhood Diabetes, we provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals, processing claims as either durable medical equipment or through pharmacy benefits. In February 2016, we sold Neighborhood Diabetes to Liberty Medical LLC ("Liberty Medical"). Additional information regarding the sale of Neighborhood Diabetes is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 600 Technology Park Drive, Suite 200, Billerica, Massachusetts 01821, and our telephone number is (978) 600-7000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2016.
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
In addition to the diabetes market space, we have partnered with multiple pharmaceutical and biotechnology companies that utilize a customized form of the Omnipod System to deliver a drug over a specified interval of time, at a certain administered volume.
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

The Omnipod System
The Omnipod Insulin Management System is an innovative continuous insulin delivery system that provides all the proven benefits of CSII therapy in a way no conventional insulin pump can. The Omnipod System's innovative design and features allows people with insulin-dependent diabetes to live their life, and manage their diabetes, with unprecedented freedom, comfort, convenience, and ease.

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
The Omnipod System is a discreet two part design, the Omnipod device ("Omnipod" or "Pod") and the PDM, that eliminates the need for the external tubing required with conventional pumps.

•
The Pod is a small, lightweight, self-adhesive device that the patient fills with insulin and wears directly on the body. The Pod delivers precise, personalized doses of insulin into the body through a small flexible tube (called a cannula), based on instructions that the patient programs into the Pod's wireless companion, the PDM.

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
In 2016 there were three publications in peer-reviewed, scientific journals demonstrating the clinical and quality of life benefits associated with use of the Omnipod System. Two publications reported results of a retrospective study of patients with Type 1 and Type 2 diabetes. The study demonstrated clinically meaningful and statistically significant improvements in HbA1c (an important measure of blood glucose control), reduction in total daily dose of insulin and reduction in the frequency and severity of self-reported hypoglycemic episodes after three months of Omnipod System use compared to previous treatment with either multiple daily injections or traditional tubed insulin pumps. The third publication reported results of a second study that surveyed current adult Omnipod System users of which the majority reported positive changes in quality of life including perceived control over their diabetes, reduced diabetes distress, improved overall well-being and sense of hypoglycemic safety since initiating treatment with the Omnipod System. In addition, the majority of patients also reported significant improvement in glycemic control with more than one-third reporting a decrease in severe hypoglycemic episodes.
Research and Development
Our current research and development efforts are primarily focused on the development of mobile applications for the Omnipod System, including:

•
Omnipod Dash Insulin Management System. Development of a secured Bluetooth Low Energy enabled Pod and PDM with a touch screen color user interface supported by web application and smart phone connectivity.

•
Omnipod Horizon Automated Glucose Control. Development of a hybrid closed loop control system that will utilize the Dash mobile platform. Our Pod will communicate with a continuous glucose monitor and help control insulin delivery utilizing an algorithm located on the Pod.

•
Concentrated Insulin Delivery. Development to support the use of concentrated insulins for Type 1 and Type 2 patients with higher insulin-requirements, utilizing the same form factor as our existing Pod.

In addition to insulin delivery, we continue to work with multiple pharmaceutical and biotechnology companies on alternative uses for our Omnipod System technology as a delivery platform for a range of different pharmaceuticals.
Manufacturing and Quality Assurance
We believe a key contributing factor to the overall attractiveness of the Omnipod System is the disposable Omnipod continuous insulin delivery device. In order to manufacture sufficient volumes and achieve a cost-effective per unit production price for the Omnipod, we have designed the Omnipod to be manufactured through a semi-automated process.

We are currently producing our devices on varying degrees of semi-automated manufacturing lines at a facility in China, operated by a subsidiary of Flex Ltd. (formerly Flextronics International Ltd.) (“Flex”). We purchase our devices pursuant to our agreement with Flex. The current term of the agreement expires in September 2021 and is subject to an automatic renewal thereafter, unless otherwise canceled by the parties under the contract terms. The contract may be terminated by either party upon compliance with certain advance written notice provisions that are intended to provide the parties with sufficient time to make alternative arrangements.
We continue to invest in our supply chain operations to increase manufacturing capacity and reduce the per-unit production cost for the Omnipod System. As part of our investment strategy, in 2016 we announced our plan to establish a highly automated manufacturing operation in the United States and expect to begin production through this operation in 2019. In December 2016, we entered into an agreement to purchase property for the planned facility in Acton, Massachusetts for a total purchase price of $9.3 million. Of the total purchase price, $0.5 million was paid as of December 31, 2016 and the remaining $8.8 million was subsequently paid upon closing in February 2017. The new U.S. operation is intended to provide manufacturing redundancy and additional production capacity to support growth and new product launches. The new operation will enable further improvements of manufacturing reliability and the lowering of production costs.
We rely on outside vendors for the supply of components, sub-assemblies, and various services used in the manufacture of the Omnipod System. Although a number of these suppliers are sole-source suppliers, we continue to focus on identifying alternate supply sources and duplicate custom tooling.
Our outside vendors produce the components to our specifications and they are audited periodically by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for the Omnipod System. Our Quality Assurance Department also inspects and tests the Omnipod System at various steps in the manufacturing cycle to facilitate compliance with our stringent specifications. We have received approval of our Quality Management System from the BSI Group London, U.K., an accredited Notified Body for CE Marking and the International Standards Organization (“ISO”). Processes utilized in the manufacture, test and release of the Omnipod System have been verified and validated as required by the U.S. Federal Food and Drug Administration ("FDA") and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, our notified body and certain corresponding state agencies.
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
Patents.    As of December 31, 2016, we had obtained 23 issued United States patents with expiration dates ranging from 2020 through 2034, and had 32 additional pending United States patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. We are also seeking patent protection for our proprietary technology in other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the Omnipod System, including the pump and the PDM;

•	the Omnipod shape memory alloy drive system;

•	the Omnipod System cannula insertion system;

•	communication features between system components for the Omnipod System and next generation products;

•	software for controlling the Omnipod System and next generation products; and

•	various novel aspects of the Omnipod System, potential future generations of Omnipod Systems, and other mechanisms for the delivery of pharmaceuticals.

Trademarks.    We have registered various trademarks associated with our business, including INSULET, OMNIPOD, DASH and the OMNIPOD design with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions.
Markets and Distribution Methods
We sell our Omnipod System through a combination of direct sales representatives and independent distributors in both the United States and outside of the United States. Independent distributors represent approximately 40% of our total revenue in the United States. We sell the Omnipod System in certain countries in Europe through our independent distributor, Ypsomed Distribution AG ("Ypsomed"). Our exclusive distribution agreement with Ypsomed expires in mid-2018.
Comprehensive approach across three interrelated constituencies. Our sales and marketing effort for the Omnipod System is focused on patient retention and growing patient, clinician and payor demand for the Omnipod System. We have a uniform sales and marketing approach, aligned across patients, physicians and providers, to capitalize on the unique benefits of our Omnipod System technology. We have three areas of focus:

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
Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The majority of our patients have previously undertaken MDI therapy, which is substantially less expensive than CSII therapy. The Omnipod System competes with a number of existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, has historically held the majority share of the conventional insulin pump market in the United States. Other significant competitors in the United States are Animas Corporation, a division of Johnson & Johnson, and Tandem Diabetes Care, Inc. We also compete with drug delivery device companies such as West Pharmaceuticals.
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
In addition to the established insulin pump competitors, several companies are working to develop and market new insulin “patch” pumps and other methods for the treatment of diabetes, such as inhaled insulin. These companies are at various stages of development and the number of such companies continuously change as they enter or exit the market on an ongoing basis.
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
FDA’s Pre-Market Notification (510(k)) and Pre-Market Approval Requirements.    Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting permission for commercial distribution. This process is known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval of a PMA application. We have obtained 510(k) clearance for the Omnipod System and expect that PMA approval will be needed for some of our future products. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to the Omnipod System. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless an exemption is available.
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
Our facility located at 600 Technology Park Drive, Suite 200, Billerica, MA 01821 was inspected by the FDA in March 2015, which resulted in four inspectional observations (FDA Form 483) and a subsequent Warning Letter dated June 5, 2015. We have completed all of the commitments from the FDA Form 483 and Warning Letter responses. Our facility located in Billerica, MA was re-inspected by the FDA in November to December 2015. This inspection also resulted in four inspectional observations. We responded to these inspectional observations on December 31, 2015. Our facility was again re-inspected in October 2016 and this FDA inspection focused on corrections to previous FDA inspections and resulted in one inspectional observation. In January 2017, the FDA officially closed the FDA inspection that was conducted in October 2016.
In July 2015 we implemented a field removal of certain lots of our product due to the possibility that some Omnipod Systems had a higher rate of failure than our current manufacturing standards. In January 2017, the FDA officially terminated this field action.  In September 2015, as part of our product quality monitoring process, we identified that certain lots of the Omnipod System had a slight increase (1% - 2%) in the reported cases in which the Pod’s cannula failed to deploy.  On October 29, 2015, we implemented a field correction to advise patients of the possibility of a needle deployment failure and provided recommendations on how to manage such an event.  Both field actions were initiated with the knowledge of the FDA and were reported to the agency in accordance with the requirements of 21 C.F.R. Part 806.
International Regulation.    International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada and various other industrialized countries. In April 2009, we received CE Mark approval for the original Omnipod System, and in August 2011, we received CE Mark approval for our new Omnipod System. The CE Mark gives us authorization to distribute the Omnipod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the original Omnipod System throughout Canada, and in March 2013, we received Health Canada approval for our new Omnipod System. We have been distributing the Omnipod System in certain countries in Europe, through Ypsomed, since 2010.
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
Federal Anti-Kickback and Self-Referral Laws.    The Federal Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce:

•	the referral of an individual;

•	furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal health care programs; or

•
the purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of any item or service reimbursable under Medicare, Medicaid or other federal health care programs.

The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between drug and medical device manufacturers and suppliers on one hand and prescribers, purchasers and formulary managers on the other, and liability may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, claims resulting from a violation of the Federal Anti-Kickback Statute constitute false or fraudulent claims for purposes of the Federal False Claims Act, which is addressed below. We provide the initial training to patients necessary for appropriate use of the Omnipod System either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Certified Pod Trainer training course. Outside diabetes educators are reimbursed for their services at contracted rates deemed to be consistent with the market. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common business practices from prosecution and administrative sanctions, and we have structured our arrangements with diabetes educators and other business practices to comply with these exemptions and safe harbors whenever possible, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be perceived as inducing the prescription, purchase, or recommendation of the Omnipod System may be subject to scrutiny under the law. In addition, because we may provide some coding and billing information to purchasers of the Omnipod System, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, the federal anti-kickback legislation may apply to us. Noncompliance with the Federal Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs, restrictions on operating in certain jurisdictions, as well as civil and criminal penalties, any of which could have an adverse effect on our business and results of operations.
Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity providing “designated health services,” including a company that furnishes durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received under a noncompliant arrangement, civil penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although there are a number of statutory exemptions protecting certain common business practices from prosecution under the Stark Law, and we have structured our arrangements with physicians and other providers to comply with these exemptions whenever possible, these arrangements may not expressly meet the requirements for applicable exceptions from the law.
Federal False Claims Act.    The Federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the Federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the Federal False Claims Act. Penalties include fines up to approximately $22,000 per false claim or statement, plus three times the amount of damages that the federal government sustained because of the act of that person. In any event, we believe that we are in compliance with the federal government’s laws and regulations concerning the filing of reimbursement claims. However, many drug and medical device manufacturers have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; or causing submission of false claims by providing inaccurate coding or billing information to actual or prospective purchasers, and our business practices could be subject to scrutiny and enforcement under the Federal False Claims Act. We also may be subject to other federal false claim laws, including federal criminal statutes that prohibit making a false statement to the federal government.
Civil Monetary Penalties Law.    We are also subject to the Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in civil money penalties of up to $10,000 for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.
Federal Health Care Fraud Statutes. We are also subject to a federal health care fraud statute that, among other things, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program including non-governmental programs, and prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false or fraudulent statement or representation, or making or using any false writing or document with knowledge that it contains a materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

State Fraud and Abuse Provisions.     Many states have also adopted some form of anti-kickback and anti-referral laws and a false claims act analogous to the Federal Anti-Kickback Statute and Federal False Claims Act, and in some cases these state laws apply regardless of the payer, including private payers. We believe that we are in conformance with such laws. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
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
Patient Protection and Affordable Care Act.    The Patient Protection and Affordable Care Act (“ACA”) enacted significant changes to the provision of and payment for healthcare in the United States. Under the ACA and related laws and regulations, federal and state government initiatives are focused on limiting the growth of healthcare costs and implementing changes to healthcare delivery structures. These reforms are intended in part to put increased emphasis on the delivery to patients of more cost-effective therapies and could adversely affect our business. Legislative changes to the ACA remain possible and appear likely in the 115th United States Congress and under the Trump Administration, which could include changes that adversely affect our business. While some uncertainty exists regarding the future aspects of the ACA, we expect that the ACA will continue to have a significant impact on the delivery of healthcare in the United States and on our business in the near term.
Physician Payments Sunshine Act.    The Physician Payments Sunshine Act, which is being implemented as the Open Payments program, requires manufacturers of drugs and devices for which Medicare or Medicaid payment is available to track and publicly report many types of payments made and items of value provided to physicians and teaching hospitals. Moreover, several states have imposed similar or more restrictive requirements, including requirements to disclose payments to HCPs, restrictions on marketing and other expenditures, and requirements to adopt a code of conduct or compliance program with specific elements. Our failure to adhere to these requirements could materially adversely impact our business and financial results.
Additionally, as some of these laws are still evolving, we lack definitive guidance as to the application of certain key aspects of these laws as they relate to our arrangements with providers with respect to patient training. We cannot predict the final form that these regulations will take or the effect that the final regulations will have on us. As a result, our provider and training arrangements may ultimately be found not to be in compliance with applicable federal law. Even if we are not found to have violated the law, responding to lawsuits, government investigations or enforcement actions, defending any claims raised, and paying any resulting settlement amounts would be expensive and time-consuming, and could have a material adverse effect on our reputation and business operations.
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

Third-party payors may decline to reimburse for procedures, supplies or services determined not to be “medically necessary” or “reasonable.” In a limited number of cases, some third-party payors have declined to reimburse us for a particular patient because such patient failed to meet its criteria, most often because the patient already received reimbursement for an insulin pump from that payor within the warranty period, which is generally four years, or because the patient did not meet their medical criteria for an insulin infusion device. Common medical criteria for third-party payors approving reimbursement for CSII therapy include a patient having elevated A1c levels, a history of recurring hypoglycemia, fluctuations in blood glucose levels prior to meals or upon waking or, severe glycemic variability. Reimbursement may also be declined by insurers based upon language in the contract between the insurer and the insured group.  An example of this is certain employer self-insurance plans that may choose to decline coverage based on specific provisions within those individual plans.
As part of our international distribution agreements, our distribution partners establish appropriate reimbursement contracts with third-party payors in countries and provinces in which they distribute the Omnipod System prior to distributing the Omnipod System in each territory.
Currently, there is not an established mechanism for Medicare or broad Medicaid coverage for the majority of the Omnipod System. However, we are continuing a dialogue with Centers for Medicare & Medicaid Services ("CMS") about Medicare coverage and with other public payors for Medicaid coverage.
Employees
As of December 31, 2016, we had 640 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.
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
Since our inception in 2000, we have incurred significant operating losses. We began commercial sales of the Omnipod System in 2005. For the year ended December 31, 2016, our operating loss was $10.7 million. Our net losses for the years ended December 31, 2016, 2015 and 2014 were $28.9 million, $73.5 million and $51.5 million, respectively. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. As of December 31, 2016, we had an accumulated deficit of $680.4 million.
We may experience significant fluctuations in our quarterly results of operations.
The fluctuations in our quarterly results of operations have resulted, and may continue to result, from numerous factors, including:

•	delays in shipping due to capacity constraints;

•	practices of health insurance companies and other third-party payors with respect to reimbursement for our current or future products;

•	market acceptance of the Omnipod System;

•	our ability to manufacture the Omnipod System efficiently;

•	timing of regulatory approvals and clearances;

•	new product introductions;

•	competition; and

•	timing of research and development expenditures.
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

•	manufacturing problems or capacity constraints;

•	actual or perceived quality problems;

•	changes in reimbursement rates or policies relating to the Omnipod System by third-party payors;

•	claims that any portion of the Omnipod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the Omnipod System;

•	damage, destruction or loss of any of the facilities where our products are manufactured or stored or of the equipment therein or failure to successfully open or expand new facilities;

•	conversion rate of patient referrals to actual sales of the Omnipod System;

•	write-offs of receivables from our customers;

•	attrition rates of customers who cease using the Omnipod System;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the Omnipod System or our competitors’ products.
If any of these events occurs, our ability to generate revenue could be significantly reduced.
Our ability to achieve profitability from a current net loss level will depend on our ability to sustain or reduce the per unit cost of producing the Omnipod System by increasing customer orders, increasing manufacturing volume and productivity and reducing raw material and overhead costs per unit.
Currently, the gross profit from the sale of the Omnipod System is not sufficient to cover our operating expenses. To achieve profitability, we need to, among other things, sustain or reduce the per unit cost of the Omnipod System. If we are unable to sustain or reduce raw material and manufacturing overhead costs through volume purchase discounts, negotiation of improved pricing and increased productivity and production capacity, our ability to achieve profitability will be severely constrained. Any increase in manufacturing volumes must be supported by an associated increase in customer orders. Each Omnipod System contains limited amounts of precious metals, the costs of which have fluctuated over the recent past. The occurrence of one or more factors that negatively impact the manufacturing or sales of the Omnipod System or increase our raw material costs may prevent us from achieving our desired increase in manufacturing volume, which would prevent us from attaining profitability.

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
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including limiting access to care, alternative delivery models and changes in the methods used to determine reimbursement scenarios and rates, are ongoing at the federal and state government levels. There are new provisions of law that provide for the creation of a new public-private Patient-Centered Outcomes Research Institute tasked with identifying comparative effectiveness research priorities. For example, establishing a research project agenda and contracting with entities to conduct the research in accordance with the agenda. Research findings published by this institute are publicly disseminated. It is difficult at this time to determine whether a comparative effectiveness analysis impacting our business will be done, and assuming one is, what impact that analysis will have on the Omnipod System or our future financial results.
Beginning in 2013, sales of certain medical devices became subject to a 2.3% federal excise tax, subject to a two-year suspension of the tax in 2016 and 2017. We believe, based on advice from our tax advisor, that the sales of our products are exempt from this excise tax. However, if it is subsequently determined that sales of one or more of our products are subject to this excise tax, these tax obligations could materially adversely affect our financial results.
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
Legislative and regulatory changes to the Affordable Care Act remain possible and appear likely in the 115th United States Congress and under the Trump Administration. We expect that the Affordable Care Act, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have an adverse effect on our industry generally and on our ability to maintain or increase sales of any of our products and achieve profitability

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
We believe that our current cash, cash equivalents and short-term investments, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2017.
We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. In June 2014 we issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes due in 2019 ("2% Notes"). In September 2016, we issued and sold $345 million in principal amount of 1.25% Convertible Senior Notes due in 2021 ("1.25% Notes"). In connection with the issuance of the $345 million in 1.25% Convertible Senior Notes, we repurchased $134.2 million of our outstanding 2% Convertible Senior Notes. We may need to raise additional debt or equity financing to repay our outstanding convertible notes. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.
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
In 2014, we issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes, due in 2019. In September 2016, we issued and sold $345 million in principal amount of 1.25% Convertible Senior Notes due in 2021. In connection with the issuance of the $345 million of 1.25% Convertible Senior Notes, we repurchased $134.2 million of our outstanding 2% Convertible Senior Notes. Our ability to make scheduled payments or to refinance the 2% and 1.25% Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the outstanding 2% and 1.25% Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.

We are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations.
We rely on a number of suppliers who manufacture the components for and perform assembly of the Omnipods and PDMs. For example, we rely on Phillips Medisize Corporation to manufacture and supply several injection molded components of the Omnipod and we rely on NXP USA to manufacture and supply an application specific integrated circuit. In addition, a subsidiary of Flex in China performs assembly and supplies all finished Omnipod Systems. We do not have long-term supply agreements with most of our suppliers, and, in many cases, we, or Flex on our behalf, make purchases on the basis of individual purchase orders. In some other cases, where we do have agreements in place, our agreements with suppliers can be terminated by either party upon short notice. Additionally, our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers may make errors in manufacturing that could negatively affect the efficacy or safety of the Omnipod System or cause delays in shipment;

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source supplies;

•	switching components may require product redesign and submission to the FDA of a new 510(k);

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
CMS has announced that it will establish a competitive bidding program nationwide for conventional insulin pumps effective January 1, 2019. Since the Omnipod System is not currently covered or reimbursed by Medicare as durable medical equipment or as a prosthetic device, we would not be directly affected by this program. However, should this program commence in 2019 on a nationwide basis in 2019 as announced, it is expected that there would be a reduction in the amount reimbursed by CMS for conventional insulin pumps. This may negatively impact our ability to negotiate future pricing with private payors comparing the price of the Omnipod System to conventional insulin pumps.
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
Ypsomed is our exclusive distributor of the Omnipod System through June 2018 in multiple countries in Europe including France, Germany, the United Kingdom, the Netherlands, Switzerland, Austria, Italy, Norway, and Sweden. Our agreement with Ypsomed also covers China and a number of other countries. In addition to the Omnipod System, Ypsomed also markets and sells a suite of other products for the treatment of diabetes and has introduced and sells its own branded conventional insulin pump. Ypsomed could have a greater financial incentive to sell its proprietary products rather than the Omnipod System. We also sell the Omnipod System in Canada. As a result of our international sales, we are exposed to fluctuations in product demand and sales productivity outside the United States, which may be partially attributed to foreign exchange rate changes, and have to manage the risks associated with market acceptance of the Omnipod System in foreign countries. Our efforts to introduce or expand our current or future products in foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over Ypsomed’s operational and financial condition, and we are subject to foreign regulatory and export requirements.
In addition, in order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, currently all of our Omnipod Systems are manufactured at a facility in China operated by Flex. As a result, our business is subject to risks associated with doing business internationally, including:

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
We expect that sales of the Omnipod System will be limited unless a substantial portion of the sales price of the Omnipod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies and other managed care providers. We currently have contracts establishing reimbursement for the Omnipod System with national and regional third-party payors that provide reimbursement for patients residing in all 50 states. While we anticipate entering into additional contracts with other third-party payors, we cannot assure that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Also, healthcare market initiatives in the United States may lead third-party payors to decline or reduce reimbursement for the Omnipod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the Omnipod System. We are an approved Medicare supplier and current Medicare coverage for continuous subcutaneous insulin infusion, or CSII therapy exists. However, existing Medicare and broad Medicaid coverage for CSII therapy is based on conventional insulin pumps. We have been in the process for several years of seeking appropriate Medicare and broad Medicaid coverage for the Omnipod System. No assurance can be provided that we will ever secure Medicare and broad Medicaid coverage of the Omnipod System. As a result, we have focused our efforts in establishing reimbursement for the Omnipod System by negotiating contracts with private insurers. In addition, coverage decisions and rates of reimbursement increasingly require clinical evidence showing an improvement in patient outcomes. Generating this clinical evidence requires substantial time and investment and there is no guarantee of a desired outcome. Finally, as we expand our sales and marketing efforts outside of the United States, we face additional risks associated with obtaining and maintaining reimbursement from foreign health care payment systems on a timely basis or at all. Failure to secure or retain adequate coverage or reimbursement for the Omnipod System by third-party payors, including Medicare, could have a material adverse effect on our business, financial condition and results of operations.
We face competition from numerous competitors, many of whom have far greater resources than we have, which may make it more difficult for us to achieve significant market penetration and which may allow them to develop additional products for the treatment of diabetes that compete with the Omnipod System.
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Omnipod System competes with several existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other significant suppliers in the United States include Animas Corporation, a division of Johnson & Johnson and Tandem Diabetes Care, Inc.
In addition to the Omnipod System, our principal international distributor, Ypsomed, markets and sells a suite of other products for the treatment of diabetes. Also, Ypsomed has introduced and sells its own branded conventional insulin pump. Ypsomed may have a greater financial incentive to sell its proprietary products rather than the Omnipod System.
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

We also compete with MDI therapy, which is substantially less expensive than CSII therapy. MDI therapy has been made more effective by the introduction of long-acting insulin analogs that can be used in combination with bolus devices such as pens or nasal inhalants. While we believe that CSII therapy, in general, and the Omnipod System, in particular, have significant competitive and clinical advantages over traditional MDI therapy, improvements in the effectiveness of MDI therapy may result in fewer people with insulin-dependent diabetes converting from MDI therapy to CSII therapy than we expect and may result in negative price pressure.
In addition to the established insulin pump competitors, several companies are working to develop and market new insulin “patch” pumps and other methods for the treatment of diabetes, such as inhaled insulin. These companies are at various stages of development and the number of such companies continuously change as they enter or exit the market on an ongoing basis.
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
We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The form and function of such systems may change over time as our business needs change. The nature of our business involves the receipt and storage of personal and financial information regarding our patients. We use our information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement and supply chain, manufacturing and accounts payable. In addition, we use enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, disruptions or shutdowns, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise our confidential or proprietary information and disrupt our operations. If our information technology systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may be materially and adversely affected.
Technological breakthroughs in diabetes monitoring, treatment or prevention could render the Omnipod System obsolete. In addition, our own new product development initiatives may prove to be ineffective or not commercially successful.
The diabetes treatment market is subject to rapid technological change and product innovation. The Omnipod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” or "hybrid closed-loop" system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis with reduced patient direction could have a material adverse effect on our revenue and future profitability. Medtronic has developed a "hybrid closed-loop" system with FDA-approval and has announced an anticipated commercial launch in 2017, which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the Omnipod System obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

We also have ongoing initiatives to develop products to improve the treatment of Type 1 diabetes and to treat patients with highly insulin resistant Type 2 diabetes. For example, we are working with DexCom, Inc. to integrate its continuous glucose monitoring technology with the Omnipod System and we continue to explore partnership opportunities with other companies that have blood glucose monitoring and continuous glucose monitoring technologies. We are also developing with Eli Lilly and Company a new version of the Omnipod System specifically designed to deliver Humulin® R U-500 and U-200 insulin, which are more concentrated forms of insulin than traditional U-100 insulin for patients with higher insulin-resistance. In each of these cases, these projects are at an early stage of development, will require substantial clinical support and are subject to regulatory approvals. No assurances can be given that these or other development initiatives by us will be successful. The failure to successfully bring any of these products to market could have an adverse effect on our business and results of operations.
If our existing license agreement with Abbott is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the Omnipod System, or if Abbott's FreeStyle meter is less desirable to our current and potential customers, our business may be materially adversely impacted.
Our rights to incorporate the FreeStyle blood glucose meter into the Omnipod System are governed by a development and license agreement with Abbott. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended, this agreement runs through January 2020. The agreement may be terminated or limited in geographical scope by Abbott under certain circumstances. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which could impair the functionality of the Omnipod System, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the Omnipod System to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
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
In the future, we may need additional agreements or licenses to intellectual property or other rights in order to sell our current product or commercialize new products. If we cannot obtain these agreements, licenses, or other rights, we may not be able to sell, develop or commercialize these products. Our rights to use technologies licensed to us by third parties are not entirely within our control, and we may not be able to continue selling the Omnipod System or sell future products without these rights.
Our growing non-insulin drug delivery business faces challenges which, if not met, may impair its future success and continued growth.
Our non-insulin drug delivery business has grown substantially over the past years. This business typically involves the development, manufacturing and sale of a modified Omnipod System for delivery of a specific drug other than insulin. The marketing and sales initiatives driving this business differ markedly from those on which we rely for our sales of Omnipod Systems to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to patients and clinicians. We expect that the continued growth of our non-insulin drug delivery business will face several challenges, including:

•	our identification of drug delivery opportunities appropriate for a modified Omnipod System;

•	our achievement of satisfactory development and pricing terms with the pharmaceutical companies that sell such drugs;

•	our development of appropriate modifications to our Omnipod System technology to address the needs and parameters required for the respective drug-delivery opportunities;

•	manufacturing issues relating to the modified Omnipod System;

•	long lead-times associated with the development, regulatory approvals and ramp up applicable to the use of modified Omnipod Systems for the delivery of such drugs;

•	relatively small number of modified Omnipod Systems needed to address each drug-delivery opportunity;

•	uncertainties regarding the market acceptance of such drugs and the modified Omnipod Systems as appropriate delivery devices;

•	uncertainties relating to the success of the pharmaceutical companies in marketing and selling such drugs as well as the modified Omnipod Systems as the appropriate delivery devices;

•	intense competition in the drug-delivery industry, including from competitors which have substantially greater resources than we do;

•	maintaining appropriate gross margins; and

•	regulatory requirements and reimbursement rates associated with such drugs.
If we are unsuccessful in overcoming one or more of these challenges, our ability to capitalize on these opportunities and to continue to grow our non-insulin drug delivery business could be significantly impaired, which in turn could materially and adversely impact our business and financial results.
The patent rights on which we rely to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would harm our continued ability to compete in the market.
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
We also may not be able to protect our patent rights effectively in some foreign countries. For a variety of reasons, we may decide not to file for patent protection. Our patent rights underlying the our products may not be adequate, and our competitors or customers may design around our proprietary technologies or independently develop similar or alternative technologies or products that are equal or superior to ours without infringing on any of our patent rights. In addition, the patents licensed or issued to us may not provide a competitive advantage. The occurrence of any of these events may have a material adverse effect on our business, financial condition and results of operations.
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
We rely on patents to protect a portion of our intellectual property and our competitive position. The patent laws that relate to the scope of claims in the technology fields in which we operate are still evolving and, consequently, certain patent positions in the medical device industry are generally uncertain. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

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
We are subject to extensive government regulation, both in the United States and abroad, which could restrict the sales and marketing of our products and could cause us to incur significant costs.
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
Before a new medical device, or a significant modification of a medical device, including a new use of or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. In December 2012 we received 501(k) clearance for our new Omnipod System. We have since obtained clearance for modified versions of this device. We may be required to obtain a new 510(k) clearance or pre-market approval for significant further post-market modifications to the Omnipod System. Obtaining 510(k) clearance or pre-market approval for medical devices can be expensive and lengthy, and entail significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to twelve months, but it can last longer. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA. Modifications to products that are approved through a PMA application generally need FDA approval. We expect that some of our future products will require PMA approval. In addition, the FDA may demand that we obtain a PMA prior to marketing future changes of our existing Omnipod System. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, the Omnipod System in a timely fashion or at all. Delays in obtaining future clearances could adversely affect our ability to introduce new or enhanced products in a timely manner which in turn could harm our revenue and future profitability.
We also are subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacturing of our devices, labeling regulations and medical device reporting regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

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

In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, as part of the 21st Century Act passed in 2016, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval. While those changes are still being implemented by FDA, this serves as an example of the rapidly changing regulatory environment in which we operate. In addition, regulatory requirements may change in the future in a way that adversely affects us. For instance, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre-market and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.
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
We, our contract manufacturer and our component suppliers are required to comply with the FDA’s quality system regulations ("QSR"), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure you that our facilities or our contract manufacturer or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturer or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our labeling operations or the manufacturing operations of our contract manufacturer, or a recall of our devices.
If we, or our manufacturers, fail to adhere to QSR requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
Our facility located at 600 Technology Park Drive, Suite 200, Billerica, MA 01821 was inspected by the FDA in March 2015, which resulted in four inspectional observations (FDA Form 483) and a subsequent Warning Letter dated June 5, 2015. We have completed all of the commitments from the FDA Form 483 and Warning Letter responses. Our facility located in Billerica, MA was re-inspected by the FDA in November to December 2015. This ins pection also resulted in four inspectional observations. We responded to these inspectional observations on December 31, 2015. Our facility was again re-inspected in October 2016 and this FDA inspection focused on corrections to previous FDA inspections and resulted in one inspectional observation. In January 2017, the FDA officially closed the FDA inspection that was conducted in October 2016.
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
The FDA and similar governmental bodies in other countries have the authority to require the recall of our current or future products if we or our contract manufacturers fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. For example, under the FDA’s medical device reporting, or MDR, regulations, we are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury. Repeated product malfunctions may result in a voluntary or involuntary product recall. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. In general, if we decide to make a change to our product, we are responsible for determining whether to classify the change as a recall. It is possible that the FDA could disagree with our initial classification. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. In general if any change or group of changes to a device addresses a violation of the Federal Food, Drug, and Cosmetic Act, that change would generally constitute a medical device recall and require submission of a recall report to the FDA.
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
In July 2015 we implemented a field removal of certain lots of our product due to the possibility that some Omnipod Systems had a higher rate of failure than our current manufacturing standards. In January 2017, the FDA officially terminated this field action.  In September 2015, as part of our product quality monitoring process, we identified that certain lots of the Omnipod System had a slight increase (1% - 2%) in the reported cases in which the Pod’s cannula failed to deploy.  On October 29, 2015, we implemented a field correction to advise patients of the possibility of a needle deployment failure and provided recommendations on how to manage such an event.  Both field actions were initiated with the knowledge of the FDA and were reported to the agency in accordance with the requirements of 21 C.F.R. Part 806.
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
We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
Our relationships with customers and third-party payers are subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians, patients or other potential purchasers of medical devices. These laws include the Federal Anti-Kickback Statute, the Federal False Claims Act, other federal health care false statement and fraud statutes, the Open Payments program, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in greater detail in the section above entitled “Government Regulation”.

We conduct various marketing and product training activities that involve making payments to healthcare providers and entities. While we believe and make every effort to ensure that our business arrangements with third parties and other activities comply with all applicable laws, these laws are complex and our activities may be found not to be compliant with one of these laws, which may result in significant civil, criminal and/or administrative penalties. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”), CMS, and the Department of Justice. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements.
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
If our current or future products are defectively designed or manufactured, contain defective components or are misused, or if someone claims any of the foregoing, whether or not meritorious, we may become subject to substantial and costly litigation. Misusing our devices or failing to adhere to the operating guidelines of the Omnipod System or other products based on the Omnipod System technology could cause significant harm to patients, including death. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. While we believe that we are reasonably insured against these risks, we may not have sufficient insurance coverage for all future claims. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce revenue. Product liability claims in excess of our insurance coverage would be paid out of cash reserves harming our financial condition and adversely affecting our results of operations.
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
Under our distribution model, we depend on a small number of customers, including distributors, for a large portion of our business, and changes in orders from such customers could have a significant impact on our operating results. If a major customer, either in our insulin or non-insulin drug delivery businesses significantly reduces the amount of business it does with us, there would be an adverse impact on our operating results.

Revenue for customers comprising more than 10% of total revenue were as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
Amgen, Inc.	17%	10%	*
Ypsomed Distribution AG	16%	12%	19%
RGH Enterprises, Inc.	10%	13%	14%
* Customer represents less than 10% of revenue for the period.
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
Substantially all of our manufacturing of complete Omnipod Systems is currently conducted at a single location on manufacturing lines owned by us at a facility located in China, operated by a subsidiary of Flex. We take precautions to ensure that Flex safeguards our assets, including insurance and health and safety protocols. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing equipment, or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.
In addition, substantially all of our Omnipod System inventory is held at a single location in Bedford, Massachusetts. We take precautions to safeguard our facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our inventory, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property may have a material adverse effect on our business, financial condition and results of operations.
If we do not effectively manage the construction of our planned manufacturing facility in the U.S., our results of operations may be adversely affected.
To lower our manufacturing costs, increase supply redundancy and add capacity to support growth, we intend to construct a highly-automated manufacturing facility in the U.S. As of December 31, 2016 we had outstanding purchase commitments with various suppliers for the construction of the facility, including $22.8 million with ATS Automation Tooling Systems Inc. for equipment purchases. Also, in December 2016, we entered into an agreement to purchase property for the planned manufacturing facility in Acton, Massachusetts for a total purchase price of $9.3 million. Of the total purchase price, $0.5 million was paid as of December 31, 2016 and the remaining $8.8 million was subsequently paid upon closing in February 2017. The cost of construction for our planned manufacturing facility in the U.S. could increase significantly and there is no assurance that the final cost of the facility will not be materially higher than anticipated. There may be design changes, material cost escalations or budgetary overruns associated with the construction.
We may experience delays in the construction of our planned manufacturing facility in the U.S. We may also encounter defects in materials and/or workmanship in connection with construction which could lead to a failure to adhere to compliance requirements. Any defects could delay the commencement of operations of the facility, lead to fines from non-compliance of regulatory requirements, or, if such defects are discovered after operations have commenced, could halt or discontinue the facility indefinitely.
Our success will depend on our ability to attract and retain personnel.
Over the last two years, we have made significant changes to our senior management team and to many other positions throughout the Company. We believe we will benefit substantially from the leadership and performance of these new employees. As such, our success will depend on our ability to retain our new employees and to attract and retain additional qualified personnel in the future. In addition, it is important to the success of the Company that the transition of the new employees be largely seamless. Our failure to effect this seamless transition may result in a disruption to our business. Competition for senior management personnel, and other highly skilled personnel is intense and there can be no assurances that we will be able to retain our personnel. The loss of the services of members of our senior management, and other highly skilled personnel could prevent or delay the implementation and completion of our objectives, or divert management’s attention to seeking qualified replacements.
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
We expect to continue to increase our manufacturing capacity, our personnel and the scope of our U.S. and international sales and marketing efforts. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations resources. In order to manage future growth, we will be required to improve existing, and implement new sales and marketing efforts and distribution channels. The form and function of our enterprise information technology systems will need to change and be improved upon as our business needs change. We will need to manage our supply chain effectively, including the development of our U.S. manufacturing, our relationship with Flex and other suppliers going forward. We may also need to partner with additional third-party suppliers to manufacture certain components of the Omnipod System and complete additional manufacturing lines in the future. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to manufacture sufficient inventory, or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the Omnipod System in a timely manner and our results of operations may be adversely affected.
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
We need to expand our distribution network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationships with distributors, our business, prospects and brand may be materially and adversely affected.
We currently promote, market and sell the majority of our Omnipod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, in January 2010 we entered into an exclusive distribution agreement with Ypsomed to promote, advertise, distribute and sell the Omnipod System in certain countries. This agreement expires in mid-2018. In addition to the Omnipod System, Ypsomed also markets and sells a suite of other products for the treatment of diabetes and has introduced and sells its own branded conventional insulin pump. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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
Conversion of any of our 2% and 1.25% Convertible Senior Notes may dilute the ownership interest of existing stockholders or depress our stock price.
The conversion of some or all of the 2% and 1.25% Convertible Senior Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Convertible Senior Notes into a combination of cash and shares of our common stock could depress the price of our common stock.
Furthermore, the price of our common stock also could be affected by possible sales of our common stock by investors who view the 2% and 1.25% Convertible Senior Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect will develop involving our common stock. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.
We could be subject to indemnification obligations in connection with the disposition of our former Neighborhood Diabetes supplies business.

In February 2016, we sold Neighborhood Diabetes to Liberty Medical for $6.2 million in cash, which included $1.2 million of closing adjustments finalized in June 2016 and paid by Liberty Medical. Under the terms of the sale, we agreed to indemnify Liberty Medical for certain customary matters primarily related to our pre-closing operation of the business. Although we currently do not expect any material indemnification obligations to arise, we could be required to reimburse Liberty Medical for such claims in the event that they were to arise.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease a total of approximately 133,000 square feet of office space, laboratory, warehousing and other related facilities. Approximately 100,000 of the total square footage consists of laboratory and office space for our corporate headquarters in Billerica, Massachusetts under leases expiring in November 2022.
Additionally, we lease approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. We lease other facilities in Canada, China, California and Tennessee containing a total of approximately 4,000 square feet under leases expiring from May 2017 to May 2018.
In December 2016, we entered into an agreement to purchase property for the planned manufacturing facility in Acton, Massachusetts. The property includes 195,000 square feet of manufacturing and office space.

Item 3. Legal Proceedings
The information required by this Item is provided under "Legal Proceedings" in note 15 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.
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

	High	Low
Fiscal Year 2015
First Quarter	$45.18	$29.39
Second Quarter	$31.85	$26.23
Third Quarter	$34.39	$25.64
Fourth Quarter	$39.32	$26.36
Fiscal Year 2016
First Quarter	$37.54	$24.68
Second Quarter	$35.15	$26.89
Third Quarter	$45.07	$30.46
Fourth Quarter	$40.72	$30.73
As of February 21, 2017, there were approximately 10 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.
Performance Graph
The chart set forth below shows the value of an investment of $100 on December 31, 2011 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2016. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

	2011	2012	2013	2014	2015	2016
Insulet Corporation	$100	$113	$197	$245	$201	$200
NASDAQ Composite	100	116	165	189	200	217
NASDAQ Health Care	100	124	193	246	257	212

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
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,576,322	$24.45	4,487,991
Equity compensation plans not approved by security holders(2)	827,200	$28.54	—
Total(4)	4,403,522	$25.22	4,487,991	(3)

(1) Includes our Amended and Restated 2007 Stock Option and Incentive Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2016, 860,123 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $32.76.
(2) Consists of the following inducement grants made to certain executive officers upon their initial hire by us: one inducement grant of 499,468 shares of non-qualified stock option awards made to Patrick J. Sullivan upon being hired by us in September 2014; one inducement grant of 26,756 non-qualified stock options and 18,182 restricted stock units (6,060 and 6,061 of which vested during the years ended December 31, 2015 and 2016, respectively) made to Bradley Thomas upon being hired by us in November 2014; one inducement grant of 79,936 non-qualified stock options and 56,965 restricted stock units (18,988 of which vested during the year ended December 31, 2016) made to Shacey Petrovic upon being hired by us in February 2015; one inducement grant of 58,852 non-qualified stock options and 43,028 restricted stock units (14,342 of which vested during the year ended December 31, 2016) made to Michael Levitz upon being hired by us in May 2015; one inducement grant of 29,581 non-qualified stock options and 21,627 restricted stock units (7,209 of which vested during the year ended December 31, 2016) made to David Colleran upon being hired by us in June 2015; and one inducement grant of 30,511 non-qualified stock options and 22,431 restricted stock units (7,477 of which vested during the year ended December 31, 2016) made to Michael Spears upon being hired by us in July 2015. These non-qualified stock option awards and restricted stock units were granted outside of our Amended and Restated 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635.
(3) The maximum number of shares of our common stock that remain available for future issuance under our 2007 Stock Option and Incentive Plan as of December 31, 2016 is 4,487,991 shares.
(4) As of December 31, 2016, 962,219 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued as inducement grants (excluding restricted stock units) was $35.08.
For more information relating to our equity compensation plans, see footnote 16 to our consolidated financial statements.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2016, nor issue any securities that were not registered under Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data

	Years Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:
Revenue	$366,989	$263,893	$231,321	$185,139	$148,898
Cost of revenue	155,903	130,622	104,195	95,364	80,430
Gross profit	211,086	133,271	127,126	89,775	68,468
Operating expenses:
Research and development	55,710	43,208	27,900	21,765	24,359
Sales and marketing	94,483	78,407	50,552	45,176	40,436
General and administrative (1)	71,597	60,392	57,548	49,509	34,642
Total operating expenses	221,790	182,007	136,000	116,450	99,437
Operating loss	(10,704)	(48,736)	(8,874)	(26,675)	(30,969)
Interest and other income (loss), net	(16,114)	(12,654)	(39,006)	(15,783)	(15,702)
Loss from continuing operations before income taxes	(26,818)	(61,390)	(47,880)	(42,458)	(46,671)
Income tax expense (benefit)	392	212	60	22	(9)
Net loss from continuing operations	(27,210)	(61,602)	(47,940)	(42,480)	(46,662)
Loss from discontinued operations, net of tax(2)	(1,669)	(11,918)	(3,560)	(2,494)	(5,205)
Net loss	$(28,879)	$(73,520)	$(51,500)	$(44,974)	$(51,867)
Net loss per share basic and diluted:
Net loss from continuing operations per share	(0.48)	(1.08)	(0.86)	(0.78)	(0.97)
Net loss from discontinued operations per share	(0.03)	(0.21)	(0.06)	(0.05)	(0.11)
Weighted-average number of shares used in calculating net loss per share(3)	57,251,377	56,785,646	55,628,542	54,010,887	47,924,324

	As of December 31,
(In thousands)	2016	2015	2014	2013	2012
Consolidated Balance Sheets Data:
Cash and cash equivalents	$137,174	$122,672	$151,193	$149,727	$57,293
Short-term investments(4)	$161,396	$—	$—	$—	$—
Working capital	$314,263	$125,605	$163,900	$155,824	$61,650
Total assets	$456,647	$275,126	$297,182	$286,541	$196,055
Current portion of long-term debt and capital lease obligations	$269	$5,519	$3,380	$2,637	$14,429
Long-term debt and capital lease obligations(5)	$332,768	$171,967	$166,283	$117,627	$101,726
Other long-term liabilities	$5,032	$3,952	$2,774	$1,943	$1,867
Total stockholders’ equity	$63,150	$34,051	$83,829	$124,597	$44,176

(1)	Included a charge of $6.1 million related to in-process internally developed software in 2016. See note 12 to our consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Included an impairment charge of $9.0 million in 2015 related to the impairment of the Neighborhood Diabetes asset group. See note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
In January 2013, we issued and sold 4.7 million shares of common stock to the public. In July 2014, we issued 0.3 million shares of common stock in connection with the repurchase of the 3.75% Senior Convertible Notes. See note 7 to our consolidated financial statements included in this Annual Report on Form 10-K.

(4)	We invested in short-term investments beginning in 2016. See note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

(5)
In June 2008, we issued and sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 2013. In June 2011, we issued and sold $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. In June 2014, we issued and sold $201.3 million of 2% Convertible Notes due June 2019 and repurchased $114.9 million in 3.75% Notes. In July 2014, the remaining principal balance of the 3.75% Notes were converted and the principal was settled in cash. In September 2016, we issued $345.0 million of 1.25% Convertible Notes due September 2021 and repurchased $134.2 million in principal of the 2% Notes. In 2013 and 2014 we acquired $9.0 million and $1.5 million, respectively, of manufacturing equipment under capital leases. See notes 7 and 8 to our consolidated financial statements included in this Annual Report on Form 10-K.

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
We began commercial sale of the Omnipod System in the United States in 2005. We sell the Omnipod System in the United States through direct sales to customers or through our distribution partners. The Omnipod System is currently available in multiple countries in Europe, Canada and Israel. In July 2015, we executed an asset purchase agreement with GlaxoSmithKline (GSK) whereby we acquired assets associated with the Canadian distribution of our products and we assumed the distribution, sales, marketing, training and support activities for the Omnipod system in Canada. Additional information regarding this acquisition is provided in note 4 to the consolidated financial statements included under Item 8 of this Form 10-K.
In addition to using the Pod for insulin delivery, we also partner with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.
In June 2011, we acquired Neighborhood Diabetes. Through Neighborhood Diabetes, we provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and had the ability to process claims as either durable medical equipment or through pharmacy benefits. In February 2016, we sold Neighborhood Diabetes to Liberty Medical. Additional information regarding the sale of Neighborhood Diabetes is provided in note 3 to the consolidated financial statements included under Item 8 of this Form 10-K.
Highlights and Recent Developments:

•	Strengthened leadership team with appointment of key executives across the Company.

•	Evidence demonstrating Omnipod's improved glycemic control and quality of life published in the Journal of Diabetes Technology & Therapeutics and the Journal of Diabetes Science and Technology.

•
Completed private placement of $345.0 million in principal amount of 1.25% Convertible Senior Notes due in 2021 and the repurchase of $134.2 million in principal amount of the existing 2.00% Convertible Senior Notes due in 2019.

•	Divested Neighborhood Diabetes medical supplies distribution business to focus on growth opportunities in insulin and drug delivery.

•	Expanded development partnership with Eli Lilly and Company for Omnipod delivery of Humalog 200 concentrated insulin, in addition to the Company's already-existing partnership for Humalog U500.

•	Partnered with Joslin Diabetes Center to implement a unique training certification for Insulet's clinical team.
2016 Revenue Results:

•	Total revenue of $367.0 million

◦	U.S. Omnipod revenue of $229.8 million

◦	International Omnipod revenue of $71.9 million

◦	Drug Delivery revenue of $65.3 million
Our long-term financial objective is to achieve and sustain profitable growth. We expect our efforts in 2017 to focus primarily on the expansion of our customer base in the United States and internationally, increasing our gross profit and product development. Achieving these objectives is expected to require additional investments in certain personnel and initiatives, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
Components of Financial Operations
Revenue.  We derive most of our revenue from global sales of the Omnipod System. Our revenue also includes sales of devices based on the Omnipod System technology platform to global pharmaceutical and biotechnology companies for the delivery of subcutaneous drugs across multiple therapeutic areas.
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

Results of Operations
This section discusses our consolidated results of operations for 2016 compared to 2015, as well as 2015 compared to 2014, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K.
TABLE 1: RESULTS OF OPERATIONS

	Years Ended December 31,				Years Ended December 31,
(In Thousands)	2016	2015	$ Change	% Change	2015	2014	$ Change	% Change
Revenue
U.S. Omnipod	$229,785	$189,604	$40,181	21%	$189,604	$175,950	$13,654	8%
International Omnipod	71,889	40,339	31,550	78%	40,339	50,025	(9,686)	(19)%
Drug Delivery	65,315	33,950	31,365	92%	33,950	5,346	28,604	535%
Total Revenue	366,989	263,893	103,096	39%	263,893	231,321	32,572	14%
Cost of revenue	155,903	130,622	25,281	19%	130,622	104,195	26,427	25%
Gross profit	211,086	133,271	77,815	58%	133,271	127,126	6,145	5%
Gross margin	57.5%	50.5%		7	50.5%	55.0%		-4.5
Operating expenses:
Research and development	55,710	43,208	12,502	29%	43,208	27,900	15,308	55%
Sales and marketing	94,483	78,407	16,076	21%	78,407	50,552	27,855	55%
General and administrative	71,597	60,392	11,205	19%	60,392	57,548	2,844	5%
Total operating expenses	221,790	182,007	39,783	22%	182,007	136,000	46,007	34%
Operating loss	(10,704)	(48,736)	(38,032)	(78)%	(48,736)	(8,874)	39,862	449%
Interest and other income (loss), net	(16,114)	(12,654)	(3,460)	(27)%	(12,654)	(39,006)	26,352	(68)%
Loss from continuing operations before income taxes	(26,818)	(61,390)	(34,572)	(56)%	(61,390)	(47,880)	13,510	28%
Income tax expense	392	212	180	85%	212	60	152	253%
Net loss from continuing operations	(27,210)	(61,602)	(34,392)	(56)%	(61,602)	(47,940)	13,662	28%
Loss from discontinued operations, net of tax	(1,669)	(11,918)	(10,249)	(86)%	(11,918)	(3,560)	8,358	235%
Net loss	$(28,879)	$(73,520)	$(44,641)	61%	$(73,520)	$(51,500)	$(22,020)	43%
Comparison of the Years Ended December 31, 2016 and December 31, 2015
Revenue
Our total revenue increased to $367.0 million, up $103.1 million, or 39%, in 2016 compared to 2015, primarily due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $229.8 million, up $40.2 million, or 21%, primarily due to growth in our installed base of Omnipod users which was greatly driven by the expansion in 2015 and 2016 of our sales force and customer support personnel and strategic initiatives introduced in mid-2015 to expand awareness of the Omnipod System. The results for 2015 were also partially impacted by unfavorable distributor ordering patterns in the first quarter of 2015 which stabilized thereafter. Our International Omnipod revenue increased to $71.9 million, up $31.6 million, or 78%, primarily due to growth in distributor sales from continued adoption in existing markets and to a lesser extent from entry into new markets. The results for 2015 included lower International Omnipod sales which partially resulted from unfavorable distributor ordering patterns in the first and second quarters of 2015 which stabilized thereafter. Our drug delivery revenue increased to $65.3 million, up $31.4 million, or 92%, due to strong growth in demand for our primary drug delivery device following regulatory approval in December 2014.
For 2017 we expect strong revenue growth across all of our product lines as we continue our expansion in the U.S. and internationally. We expect strong growth of approximately 20% in our worldwide Omnipod installed base.
Cost of Revenue

Cost of revenue increased to $155.9 million, up $25.3 million, or 19%, in 2016 compared to 2015, primarily due to an increase in sales volumes, partially offset by $11.5 million of costs incurred during 2015 that were considered non-recurring in nature, along with supply chain operation efficiency and effectiveness improvements made in 2016.
Gross Margin
Gross margin increased to 57.5%, up approximately 7 points, in 2016 compared to 2015, primarily due to $11.5 million of costs incurred in 2015 that were considered non-recurring in nature, along with supply chain operation efficiency and effectiveness improvements made in 2016.
For 2017, we expect gross margin to increase primarily from improvements to our supply chain operation efficiency and effectiveness as demonstrated in 2016.
Research and Development
Research and development expenses increased to $55.7 million, up $12.5 million, or 29%, in 2016 compared to 2015, primarily due to an increase in expenses related to our development projects, including our mobile application development which involves interaction with continuous glucose monitoring technology, artificial pancreas program, development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other Omnipod product improvement initiatives.
For 2017, we expect overall research and development spending to increase due to the development efforts on our ongoing projects described above.
Sales and Marketing
Sales and marketing expenses increased to $94.5 million, up $16.1 million, or 21%, for 2016, compared to 2015, primarily due to an increase of $16.0 million in personnel-related expenses, including increased incentive compensation costs resulting from growth in the business, as well as costs associated with the expansion in 2015 of our sales force and customer support personnel.
We expect sales and marketing expenses in 2017 to increase due to the expansion of our sales force and customer support personnel.
General and Administrative
General and administrative expenses increased to $71.6 million, up $11.2 million, or 19%, for 2016, compared to 2015. This increase includes a charge of $6.1 million related to in-process internally developed software recorded in the fourth quarter of 2016 due to a change in our longer-term enterprise resource planning (“ERP”) system requirements. In addition, the increase was also due to a $4.6 million increase that was primarily attributable to personnel-related costs on higher incentive compensation associated with growth in our business, as well as additional staff to support our growth expectations and fees paid for external consultants.
For 2017, we expect overall general and administrative expenses to increase as compared to 2016 as we continue to grow the business and make investments in our operating structure to support this continued growth.
Interest and Other Income (Loss), Net
Interest and other income (loss), net increased to $16.1 million, up $3.5 million, or 27%, for 2016, compared to 2015, primarily due to $3.0 million of net additional interest expense associated with the issuance of the 1.25% Notes and a $2.6 million charge recorded for the extinguishment of debt related to the repurchase of $134.2 million in principal of the 2% Notes. This was partially offset from a slight decrease in capital lease interest expense.
Income Tax Expense
In 2016 and 2015, income tax expense was $0.4 million and $0.2 million, respectively. The increase in tax expense is due to foreign taxes due to our acquisition in mid-2015 of the Canadian distribution business. Additional information regarding income tax expense is provided in note 18 to the consolidated financial statements
Loss from Discontinued Operations, Net of Tax
The loss from discontinued operations decreased by approximately $10.2 million in 2016, compared to the year ended December 31, 2015. This decrease was primarily the result of a $9.1 million impairment charge recorded in the fourth quarter of 2015 for the long-lived assets of Neighborhood Diabetes which we sold in February 2016. As the Neighborhood Diabetes business was sold in February 2016, 2016 includes less than two months of full operations compared to a full year for 2015.
Comparison of the Years Ended December 31, 2015 and December 31, 2014

Revenue
Our total revenue increased to $263.9 million, up $32.6 million, or 14%, in 2015, compared to 2014, led by growth in our U.S. Omnipod revenue and our on-body injection device for drug delivery, offset by lower international Omnipod revenue. Our U.S. Omnipod revenue increased to $189.6 million, up $13.7 million, or 8%, due to growth in our installed base of Omnipod users offset in part by unfavorable distributor ordering patterns and a reduction in royalty revenues of $3.2 million. Our drug delivery revenue increased to $34.0 million, up $28.6 million due to strong growth in demand for our on-body injection device following regulatory approval in December 2014. Our International Omnipod revenue decreased to $40.3 million, down $9.7 million, or 19%, primarily reflecting lower distributor sales due to changes in distributor ordering patterns despite continued growth in our installed base of Omnipod users. This decrease internationally was partially offset by growth in Canada (we acquired our Canadian distributor in July 2015).
Cost of Revenue
Cost of revenue increased to $130.6 million, up $26.4 million, or 25%, in 2015 compared to 2014, due to an increase in sales volumes, as well as $11.5 million of costs directly and indirectly attributable to a voluntary Field Safety Notification that we initiated in November 2015 after identifying certain lots of Omnipod product which had a slight increase in the reported cases in which the needle mechanism failed to deploy or there was a delay in the deployment of the needle mechanism. The product manufactured in this condition was contained prior to distribution and was ultimately scrapped.
Gross Margin
Gross margin decreased to 50.5%, down approximately 4.5 points in 2015 compared to 2014, primarily due to approximately $11.5 million of costs directly and indirectly attributable to the voluntary field safety notification. The decrease in gross margin also reflects an increased investment in product quality and related policies and procedures to stand behind our products, which contributed to a $3.3 million increase in warranty expense year over year, of which $0.4 million related to the voluntary field safety notification.
Research and Development
Research and development expenses increased to $43.2 million, up $15.3 million, or 55%, in 2015 compared to 2014, due to expenses related to our development projects, including a new PDM, the use of concentrated insulin for patients with higher insulin-resistance and investment in our artificial pancreas program, as well as expenses related to software development costs of $10.5 million.
Sales and Marketing
Sales and marketing expenses increased to $78.4 million, up $27.9 million, or 55%, for 2015 compared to 2014, primarily due to a $19.5 million increase in employee related expenses associated with the expansion of our sales force and customer support personnel. Additionally, there was a $6.9 million increase in costs associated with marketing campaigns, new market opportunities and other strategic initiatives.
General and Administrative
General and administrative expenses increased to $60.4 million, up $2.8 million, or 5%, for 2015 compared to 2014, mainly the result of an increase of $1.7 million in audit, professional services and consulting fees and an increase of $1.6 million in technology license fees and consulting services. Additionally, there was an increase in shipping costs of $1.4 million, an increase in employee related expenses of $0.9 million, a $0.9 million increase in expenses associated with claims and settlements and a $0.9 million increase in occupancy and depreciation expense. This increase was partially offset by a decrease in legal fees of approximately $6.2 million, mainly related to the Becton, Dickinson and Company litigation settlement in 2014.
Interest and Other Income (Loss), Net
Interest and other income (loss), net decreased to $12.7 million, down $26.4 million, or 68% for 2015 compared to 2014, due to the loss from extinguishment of long-term debt of $23.2 million in 2014 as well as the change in interest rate on our long-term debt to 2% in mid-2014 from 3.75%.
Income Tax Expense
In 2015 and 2014, income tax expense was $0.2 million and $0.1 million, respectively. Income tax expense is comprised of a current portion for 2015 and 2014 and deferred portion for 2015. The current portion primarily related to state and foreign taxes and the deferred portion primarily related to federal and state tax amounts. The increase in tax expense was due to foreign taxes due to our acquisition in 2015 of the Canadian distribution assets. Additional information regarding income tax expenses is provided in note 18 to the consolidated financial statements.

Loss from Discontinued Operations, Net of Tax
The loss from discontinued operations increased by approximately $8.4 million in 2015 compared to 2014. This increase was primarily the result of a $9.1 million impairment charge recorded in the fourth quarter of 2015 for the long-lived assets of Neighborhood Diabetes.

Liquidity and Capital Resources
As of December 31, 2016, we had $137.2 million in cash and cash equivalents and $161.4 million in short-term investments. We believe that our current liquidity, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we intend to construct a highly-automated manufacturing facility in the U.S., with planned production out of the facility beginning in 2019. We expect capital expenditures to increase above historic levels to fund the construction of the manufacturing facility and related equipment purchases. We believe that our current liquidity will be sufficient to meet our projected expenditures associated with this project.
Convertible Debt
In September 2016, we issued and sold $345.0 million in principal amount of 1.25% Convertible Senior Notes due September 2021 ("1.25% Notes"). The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment is due on March 15, 2017. The 1.25% Notes are convertible into our common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
Cash interest expense related to the 1.25% Notes in the year ended December 31, 2016 was $1.3 million. Non-cash interest expense related to the 1.25% Notes was comprised of the amortization of the debt discount and debt issuance costs and in the year ended December 31, 2016 was $3.8 million.
In June 2014 we issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the "2% Notes"). The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 2% Notes are convertible into our common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances.
In September 2016, in connection with the issuance of $345.0 million in principal amount of 1.25% Notes discussed above, we repurchased approximately $134.2 million in principal amount of the 2% Notes for $153.6 million. The $154.3 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. We allocated $121.4 million of the payment to the debt and $32.9 million to equity.
Cash interest expense related to the 2% Notes in the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $4.0 million and $2.3 million, respectively. Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and in the years ended December 31, 2016, 2015 and 2014 was $6.3 million, $7.7 million and $4.0 million, respectively.
Additional information regarding our debt issuances is provided in note 7 to the consolidated financial statements included under Item 8 of this Form 10-K.
Capital Leases
As of December 31, 2016 and December 31, 2015, we had approximately $13.7 million of manufacturing equipment acquired under capital leases. As of December 31, 2016, one capital lease remained outstanding and is being repaid in equal monthly installments over a 24 month term, ending in the first quarter of 2017, and includes principal and interest payments with an effective interest rate of 13%.
Additional information regarding our capital leases is provided in note 8 to the consolidated financial statements included under Item 8 of this Form 10-K.

Summary of Cash Flows

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash provided by (used in):
Operating activities	$15,911	$(12,552)	$8,920
Investing activities	(178,010)	(15,323)	(11,486)
Financing activities	176,567	(371)	4,032
Effect of exchange rate changes on cash	34	(275)	—
Net increase (decrease) in cash and cash equivalents	$14,502	$(28,521)	$1,466
Included in our summary of cash flows are the results of our discontinued operations. Refer to note 3 in the consolidated financial statements for further information.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2016 was $15.9 million compared to net cash used in operating activities of $12.6 million in the same period of 2015. The increase was primarily due to a lower net loss recorded for the year and improved customer collections, partially offset by timing of cash disbursements and additional inventory purchases in order to support customer demand and to allow for alternative shipping methods which in turn is expected to lower our distribution costs.
Our net cash used in operating activities was $12.6 million for the year ended December 31, 2015 compared to net cash provided by operating activities of $8.9 million in the same period of 2014. The decrease was primarily due to the increased investment in business operations in 2015 to support the growth of the business.
Investing Activities
Our net cash used in investing activities in the year ended December 31, 2016 was $178.0 million compared to $15.3 million in the same period of 2015. In the year ended December 31, 2016, we invested $161.6 million into short-term investments (net of proceeds from redemptions and sales), driven by the net proceeds from the issuance of the 1.25% Notes. There were no such investments in 2015. In addition, the increase in investing activities relates to higher capital purchases of $22.1 million in 2016 compared to $10.6 million in 2015, primarily associated with investments in supply chain operations including $10.7 million for equipment in process of construction to support our U.S. manufacturing initiatives.
Net cash used in investing activities in the year ended December 31, 2015 was $15.3 million compared to $11.5 million in the same period of 2014. The $3.8 million increase primarily related to the acquisition of our Canadian distributor in July 2015 of $4.7 million, partially offset by lower capital purchases.
Financing Activities
Our net cash provided by financing activities for the year ended December 31, 2016 was $176.6 million compared to $0.4 million in net cash used in financing activities in the same period of 2015. The increase was primarily attributable to net proceeds of $333.7 million in September 2016 from the issuance of the 1.25% Notes, offset by repayments of $153.6 million to extinguish $134.2 million or approximately 67% of our outstanding 2% Notes.
Net cash used in financing activities in the year ended December 31, 2015 was $0.4 million compared to $4.0 million in net cash provided by financing activities in the same period of 2014. The $4.4 million decrease was primarily attributable to the increase in capital lease property and equipment in 2015 as well as a $5.0 million net decrease in proceeds related to the 2014 issuance of the 2% Notes.
Commitments and Contingencies
We lease our facilities in Massachusetts, California, Tennessee, Canada and China. Our leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets.

The following table summarizes our principal obligations as of December 31, 2016:

(In thousands)
Contractual Obligations	Total	2017	2018	2019	2020	2021	Later
Operating lease obligations	$14,380	$2,560	$2,468	$2,455	$2,383	$2,383	$2,131
Debt obligations(1)	435,687	5,654	5,654	72,011	4,313	348,055	—
Capital lease obligations(2)	269	269	—	—	—	—	—
Purchase obligations(3)	78,102	67,928	10,174	—	—	—	—
Total contractual obligations	$528,438	$76,411	$18,296	$74,466	$6,696	$350,438	$2,131

(1)	Debt obligations include principal and interest. Our senior convertible notes incur interest of 2% and 1.25% per annum.

(2)	The effective interest rate on our capital lease obligation is 13%.

(3)
Our purchase obligations include commitments with certain of our suppliers, primarily for the purchase of Omnipod System components and manufacturing equipment along with other commitments to purchase goods or services in the normal course of business. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These amounts include an $8.8 million commitment for the purchase of property located in Acton, Massachusetts that will be used for our manufacturing facility in the U.S. and was subsequently paid in February 2017. Total purchase price for the property was $9.3 million. These amounts also include outstanding purchase commitments with various suppliers for the construction and retrofit of the manufacturing facility and the establishment of highly-automated manufacturing operations, including $22.8 million with ATS Automation Tooling Systems Inc for equipment purchases.

Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in note 15 of the consolidated financial statements included under Item 8 of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet financing arrangements.
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
•Revenue recognition
•Stock-based compensation and equity instruments
•Business Combinations
•Goodwill
•Intangibles and other long-lived assets
•Accounts receivable and allowance for doubtful accounts
•Warranty
•Contingencies
•Income Taxes
•Convertible Debt
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses, debt and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in short-term investments and cash equivalents. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.
As of December 31, 2016, we had outstanding debt recorded on our consolidated balance sheet of $332.8 million, net of our deferred financing costs and unamortized debt discount totaling $79.3 million, related to our 2% and 1.25% Notes. As the interest rates are fixed, changes in interest rates do not affect the value of our debt.
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
Item 8. Financial Statements and Supplementary Data
Our financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, and the Reports of the Registered Independent Public Accounting Firms are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Insulet Corporation

We have audited the accompanying consolidated balance sheet of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2016. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Insulet Corporation and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Insulet Corporation

We have audited the accompanying consolidated balance sheet of Insulet Corporation as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2015. Our audits also include the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2015 and 2014. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Insulet Corporation at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2015 and 2014, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2016
(except for the effects of discontinued operations as discussed in Notes 2 and 3 as to which the date is September 6, 2016)

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$137,174	$122,672
Short-term investments	161,396	—
Accounts receivable, net	28,803	42,530
Inventories, net	35,514	12,024
Prepaid expenses and other current assets	7,073	4,283
Current assets from discontinued operations	—	9,252
Total current assets	369,960	190,761
Property and equipment, net	46,266	41,793
Other intangible assets, net	528	933
Goodwill	39,677	39,607
Other assets	216	76
Long-term assets from discontinued operations	—	1,956
Total assets	$456,647	$275,126
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$13,160	$15,213
Accrued expenses and other current liabilities	40,959	36,744
Deferred revenue	1,309	2,361
Current portion of capital lease obligations	269	5,519
Current liabilities from discontinued operations	—	5,319
Total current liabilities	55,697	65,156
Capital lease obligations	—	269
Long-term debt, net of discount	332,768	171,698
Other long-term liabilities	5,032	3,952
Total liabilities	393,497	241,075
Commitments and contingencies (Note 15)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2016 and 2015. Issued and outstanding: zero shares at December 31, 2016 and 2015	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2016 and 2015. Issued and outstanding: 57,457,967 and 56,954,830 shares at December 31, 2016 and 2015, respectively	57	57
Additional paid-in capital	744,243	686,193
Accumulated other comprehensive loss	(726)	(654)
Accumulated deficit	(680,424)	(651,545)
Total stockholders’ equity	63,150	34,051
Total liabilities and stockholders’ equity	$456,647	$275,126

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014
Revenue	$366,989	$263,893	$231,321
Cost of revenue	155,903	130,622	104,195
Gross profit	211,086	133,271	127,126
Operating expenses:
Research and development	55,710	43,208	27,900
Sales and marketing	94,483	78,407	50,552
General and administrative	71,597	60,392	57,548
Total operating expenses	221,790	182,007	136,000
Operating loss	(10,704)	(48,736)	(8,874)
Interest expense	14,388	12,712	14,578
Other income (expense), net	825	58	(1,225)
Loss on extinguishment of long-term debt	2,551	—	23,203
Interest and other income (loss), net	(16,114)	(12,654)	(39,006)
Loss from continuing operations before income taxes	(26,818)	(61,390)	(47,880)
Income tax expense	392	212	60
Net loss from continuing operations	(27,210)	(61,602)	(47,940)
Loss from discontinued operations, net of tax ($408, $79 and $82 for the years ended December 31, 2016, 2015 and 2014, respectively)	(1,669)	(11,918)	(3,560)
Net loss	$(28,879)	$(73,520)	$(51,500)

Net loss from continuing operations per share basic and diluted	$(0.48)	$(1.08)	$(0.86)
Net loss from discontinued operations per share basic and diluted	$(0.03)	$(0.21)	$(0.06)
Weighted-average number of shares used in calculating net loss per share	57,251,377	56,785,646	55,628,542

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Net loss	$(28,879)	$(73,520)	$(51,500)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	135	(641)	6
Unrealized loss on available-for-sale securities, net of tax	(207)
Total other comprehensive (loss) income, net of tax	(72)	(641)	6
Total comprehensive loss	$(28,951)	$(74,161)	$(51,494)

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance, December 31, 2013	54,870,424	$55	$651,086	$(526,525)	$(19)	$124,597
Exercise of options to purchase common stock	754,522	1	11,084	—		11,085
Issuance for employee stock purchase plan	13,620	—	583	—		583
Stock-based compensation expense	—	—	22,432	—		22,432
Restricted stock units vested, net of shares withheld for taxes	311,921	—	(8,665)	—		(8,665)
Net impact of conversion of 3.75% Notes	—	—	(61,728)	—		(61,728)
Allocation to equity for conversion feature on 2% Notes, net of issuance costs	—	—	34,455	—		34,455
Issuance of common stock pursuant to conversion of debt	348,535	—	12,564	—		12,564
Net loss	—	—	—	(51,500)		(51,500)
Other comprehensive income					6	6
Balance, December 31, 2014	56,299,022	56	661,811	(578,025)	(13)	83,829
Exercise of options to purchase common stock	449,149	1	7,198	—		7,199
Issuance for employee stock purchase plan	22,039	—	652	—		652
Stock-based compensation expense	—	—	19,178	—		19,178
Restricted stock units vested, net of shares withheld for taxes	184,620	—	(2,646)	—		(2,646)
Net loss	—	—	—	(73,520)		(73,520)
Other comprehensive loss					(641)	(641)
Balance, December 31, 2015	56,954,830	57	686,193	(651,545)	(654)	34,051
Exercise of options to purchase common stock	242,962	—	4,832	—	—	4,832
Issuance for employee stock purchase plan	30,949	—	802	—	—	802
Stock-based compensation expense	—	—	23,638	—	—	23,638
Restricted stock units vested, net of shares withheld for taxes	229,226	—	(2,866)	—	—	(2,866)
Allocation to equity for conversion feature on 1.25% Notes, net of issuance costs	—	—	64,509	—	—	64,509
Extinguishment of conversion feature on 2% Notes, net of issuance costs	—	—	(32,865)	—	—	(32,865)
Net loss				(28,879)		(28,879)
Other comprehensive loss					(72)	(72)
Balance, December 31, 2016	57,457,967	$57	$744,243	$(680,424)	$(726)	$63,150

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities
Net loss	$(28,879)	$(73,520)	$(51,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	13,833	15,838	12,223
Non-cash interest and other expense	10,068	7,678	10,253
Stock-based compensation expense	23,617	19,178	22,519
Loss on extinguishment of long-term debt	2,551	—	23,203
Provision for bad debts	2,070	1,184	3,254
Impairment and other charges	6,234	9,086	—
Changes in operating assets and liabilities:
Accounts receivable	12,551	(9,793)	(10,069)
Inventories	(24,103)	(722)	(3,635)
Deferred revenue	(849)	809	654
Prepaid expenses and other assets	(2,621)	(1,460)	662
Accounts payable, accrued expenses and other current liabilities	639	17,986	525
Other long-term liabilities	800	1,184	831
Net cash provided by (used in) operating activities(1)	15,911	(12,552)	8,920
Cash flows from investing activities
Purchases of property and equipment	(22,115)	(10,608)	(11,486)
Purchases of short-term investments	(177,654)	—	—
Receipts from the maturity or sale of short-term investments	16,045	—	—
Proceeds from divestiture of business, net	5,714	—	—
Acquisition of Canadian distribution business	—	(4,715)	—
Net cash used in investing activities	(178,010)	(15,323)	(11,486)
Cash flows from financing activities
Principal payments of capital lease obligations	(5,518)	(5,576)	(3,858)
Proceeds from issuance of convertible notes, net of issuance costs	333,725	—	194,490
Repayment of convertible notes	(153,628)	—	(189,521)
Proceeds from issuance of common stock, net of offering costs	4,854	7,851	11,586
Payment of withholding taxes in connection with vesting of restricted stock units	(2,866)	(2,646)	(8,665)
Net cash provided by (used in) financing activities	176,567	(371)	4,032
Effect of exchange rate changes on cash	34	(275)	—
Net increase (decrease) in cash and cash equivalents	14,502	(28,521)	1,466
Cash and cash equivalents, beginning of period	122,672	151,193	149,727
Cash and cash equivalents, end of period	$137,174	$122,672	$151,193
Supplemental disclosure of cash flow information
Cash paid for interest	$3,687	$4,025	$4,657
Cash paid for taxes	$932	$109	$124
Non-cash investing and financing activities
Allocation to equity for conversion feature for issuance of 2% convertible notes	$—	$—	$35,638
Allocation to equity for conversion feature for issuance of 1.25% convertible notes	$66,689	$—	$—
Allocation to equity for conversion feature for the repurchase of 2% convertible notes	$(32,865)	$—	$—
Common stock issued in exchange for 3.75% convertible notes	$—	$—	$12,564
Purchases of property and equipment under capital lease	$—	$5,721	$1,474

(1) Includes activity related to discontinued operations. See note 3 to the consolidated financial statements for discussion of discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business
Insulet Corporation, the "Company," is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. The Company believes that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
Commercial sales of the Omnipod System began in the United States in 2005. The Company sells the Omnipod System in the United States through direct sales to customers or through its distribution partners. The Omnipod System is currently available in multiple countries in Europe, Canada and Israel.
In addition to using the Omnipod for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.
The Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in June 2011. Through Neighborhood Diabetes, the Company provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and had the ability to process claims as either durable medical equipment or through pharmacy benefits. In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical LLC ("Liberty Medical"). Additional information regarding the disposition and treatment of the Neighborhood Diabetes business as discontinued operations is provided in note 3 to these consolidated financial statements.

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
Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency, primarily the Canadian dollar, are included in other income (expense), net, and were not material for fiscal years 2016, 2015 and 2014.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, and certificates of deposit which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are amounts set aside for collateral on outstanding letters of credit, related to security deposits for lease obligations, totaling $1.2 million as of December 31, 2016 and December 31, 2015.
Short-term Investments
Short-term investment securities consist of available-for-sale marketable securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive loss in stockholders' equity. Investments, exclusive of cash equivalents, with a stated maturity date of one year or less from the balance sheet date or that are expected to be used in current operations, are classified as short-term investments. Short-term investments include U.S. government and agency bonds, corporate bonds, and certificates of deposit.
The Company reviews investments for other-than-temporary impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is other than temporarily impaired, the loss is charged to earnings.
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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that their Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offering primarily consists of drug delivery and the Omnipod System. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that they operate as one segment.
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
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill was tested for impairment at the enterprise level. The Company performs an annual goodwill impairment test unless interim indicators of impairment exist. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There was no impairment of goodwill during the years ended December 31, 2016, 2015 or 2014. As a result of the sale of Neighborhood Diabetes, goodwill totaling $0.1 million was allocated to the discontinued business on the disposition date using the relative fair value approach and was included in long-term assets from discontinued operations as of December 31, 2015.
The following table presents the change in carrying amount of goodwill from continuing operations during the period indicated:

	Years Ended December 31,
(In thousands)	2016	2015
Goodwill:
Beginning balance	$39,607	$37,396
Goodwill as a result of acquisition	—	2,403
Foreign currency adjustment	70	(192)
Ending balance	$39,677	$39,607
Revenue Recognition
The Company generates the majority of its revenue from sales of its Omnipod System to customers and third-party distributors who resell the products to patients with diabetes.
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
The Company had deferred revenue of $1.9 million and $2.5 million as of December 31, 2016 and 2015, respectively. Deferred revenue included $0.6 million and $0.2 million classified in other long-term liabilities as of December 31, 2016 and 2015, respectively. Deferred revenue primarily relates to undelivered elements within certain of the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.
Collaborative Arrangements
The Company enters into collaborative arrangements for ongoing initiatives to develop products. Although the Company does not consider any individual alliance to be material, certain of the more notable alliances are described below.
Eli Lilly and Concentrated insulins: In May 2013, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to develop a new version of the Omnipod insulin pump specifically designed to deliver Humulin R U-500 insulin, a concentrated form of insulin used by people with highly insulin resistant Type 2 diabetes. In January 2016, the Company entered into a development agreement with Eli Lilly to develop a new version of Insulet's Omnipod tubeless insulin delivery system, specifically designed to deliver Lilly's Humalog 200 units/mL insulin, a concentrated form of insulin used by higher insulin-requiring patients with diabetes that provides the same dose of insulin in half the volume of Lilly's Humalog U100 insulin. Under the terms of these arrangements, the parties share the responsibility of the permissible costs that are incurred. Any amounts incurred in excess of the permissible shared costs that are the responsibility of one party becomes due and payable by the other party. Consideration received and payments made by the Company under the terms of the arrangements are recorded within research and development expense.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $4.1 million, $3.7 million and $2.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains the majority of its cash and short-term investments with one financial institution. Accounts are partially insured up to various amounts mandated by the Federal Deposit Insurance Corporation or by the foreign country where the account is held.
The Company purchases Omnipod Systems from Flex Ltd., its single source supplier. As of December 31, 2016 and December 31, 2015, liabilities to this vendor represented approximately 16% and 28% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Twelve Months Ended December 31,
	2016	2015	2014
Amgen, Inc.	17%	10%	*
Ypsomed Distribution AG	16%	12%	19%
RGH Enterprises, Inc.	10%	13%	14%
* Customer represents less than 10% of revenue for the period.
Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation including adjusting footnotes to reflect the presentation of discontinued operations as further discussed in note 3. These reclassifications have no effect on the previously reported net loss.
Subsequent Events
Events occurring subsequent to December 31, 2016 have been evaluated for potential recognition or disclosure in the consolidated financial statements.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company makes additional estimates regarding performance conditions and the allocation of variable consideration and must evaluate whether revenue derived from a contract should be recognized at a point in time or over time. The guidance is effective in fiscal years beginning January 1, 2018, with early adoption permitted. The Company plans to adopt the standard as of the required effective date. The Company is currently evaluating the impact of ASU 2014-09. As part of the Company's assessment work to-date, the Company has formed an implementation work team, completed training on the new ASU’s revenue recognition model and is continuing its contract review and documentation, for which to date the Company has made significant progress. Over the course of 2017, the Company plans to finalize its evaluation and implement any required policy, process, and internal control changes required as a result of that evaluation. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company has not yet selected a transition method nor has it determined the full effect of the standard on its consolidated financial position and results of operations.
In June 2014, the FASB issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period ("ASU 2014-12"). ASU 2014-12 clarifies the period over which compensation cost would be recognized in awards with a performance target that affects vesting and that could be achieved after the requisite service period. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective in fiscal years beginning after January 1, 2016, with early adoption permitted. The Company adopted ASU 2014-12 on January 1, 2016 and its adoption did not have an impact on the consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements- Going Concern ("ASU 2014-15"). ASU No. 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The new standard is effective for fiscal years ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016.  Early adoption is permitted. The Company has adopted the standard as of December 31, 2016 and has concluded that substantial doubt about the Company’s ability to continue as a going concern does not exist.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Upon adoption, entities must disclose the nature of and reason for the accounting change. The Company is currently evaluating the impact of ASU 2015-11 but does not expect it to be material to the consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for all entities. Had the standard been adopted as of December 31, 2016, the Company's deferred tax assets (tax effected) would have increased by approximately $23.8 million, which would have been offset by a full valuation allowance. Overall, the Company does not expect adoption of the standard to have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-15 but does not expect it to be material to the consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash (a consensus of the Emerging Issues Task Force) ("ASU 2016-18"). ASU 2016-18 requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-18 but does not expect it to be material to the consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements ("ASU 2016-19"). ASU 2016-19 includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance are effective immediately which did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of the additional provisions in this accounting guidance may have on its consolidated financial statements.
Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	5	Page	64

Convertible Debt	Note	7	Page	66

Accounts Receivable and Allowance for Doubtful Accounts	Note	10	Page	71

Inventories	Note	11	Page	71

Other Intangible Assets	Note	13	Page	73

Accrued Expenses and Other Current Liabilities- Product Warranty Costs	Note	14	Page	74

Commitments and Contingencies	Note	15	Page	75

Equity - Stock-Based Compensation	Note	16	Page	76

Income Taxes	Note	18	Page	80

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

In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet is providing various services to Liberty Medical on an interim transitional basis. The services generally commenced on the closing date and terminated six months following the closing. Services provided by Insulet included certain information technology and back office support. The charges for such services were generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support is to provide Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and does not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which are reimbursed in full, were $0.9 million for the year ended December 31, 2016.

Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. Omnipod sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation were $0.3 million, $2.8 million and $2.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts were historically reported in the Neighborhood Diabetes revenue results and are being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.

Post divestiture, Omnipod System sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.4 million for the year ended December 31, 2016.

The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the year ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
(In thousands)	2016	2015	2014
Discontinued operations:
Revenue (1)	$7,730	$60,332	$57,399
Cost of revenue	5,468	45,449	41,237
Gross profit	2,262	14,883	16,162
Operating expenses:
Sales and marketing	1,542	9,945	10,292
General and administrative (2)	1,853	16,967	9,293
Total operating expenses	3,395	26,912	19,585
Operating Loss	(1,133)	(12,029)	(3,423)
Interest and other income (expense), net	(128)	190	(55)
Loss from discontinued operations before taxes	(1,261)	(11,839)	(3,478)
Income tax expense	408	79	82
Net loss from discontinued operations	$(1,669)	$(11,918)	$(3,560)
(1) Revenue for the year ended December 31, 2016 includes revenue from operations of Neighborhood Diabetes through the date of sale in February 2016.
(2) Included in general and administration expenses for the year ended December 31, 2015 was a charge of $9.1 million related to the impairment of Neighborhood Diabetes asset group.

Depreciation and amortization expense included in discontinued operations was $0.1 million, $3.3 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The following is a summary of the Neighborhood Diabetes assets and liabilities presented as discontinued operations:

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

Net operating cash flows used in discontinued operations in the years ended December 31, 2016 and 2015 were $2.0 million and $3.2 million, respectively. Net operating cash flows provided by discontinued operations in the year ended December 31, 2014 was $0.2 million.

4. Business Combination

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
The Company has accounted for the acquisition as a business combination. Under business combination accounting, the assets and liabilities were recorded as of the acquisition date, at their respective fair values, and consolidated with the Company. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill and largely reflects operational synergies complimentary to the existing business. The operating results of GSK Canada have been included in the consolidated financial statements since July 7, 2015, the date the acquisition was completed. These results are not material to the Company's revenues or operating results.
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

The table below details the consideration transferred to acquire GSK.

(in thousands)
Cash	$5,000
Employment liability transfer fee	(285)
Total consideration	$4,715
The assets acquired and liabilities assumed were recorded at fair value at date of acquisition as follows:

(in thousands)
Goodwill	$2,403
Contractual relationships	2,100
Inventory step-up	230
Assumed liabilities	(18)
$4,715

During the year ended December 31, 2015, the Company incurred transaction costs of $0.1 million, consisting primarily of legal fees, which have been recorded as general and administrative expenses. The Company determined that there was no value to the reacquisition of the Canada exclusivity contract due to the contribution charges of the contractual relationships.

Note 5. Fair Value Measurements
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

The following table provides a summary of assets that are measured at fair value as of December 31, 2016 and 2015, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$93,467	$93,467	$—	$—
Corporate bonds	$4,203	$—	$4,203	$—
Certificates of deposit	$735	$—	$735	$—
Total cash equivalents	$98,405	$93,467	$4,938	$—
Short-term investments:
U.S. government and agency bonds	$79,093	$49,963	$29,130	$—
Corporate bonds	$56,653	$—	$56,653	$—
Certificates of deposit	$25,650	$—	$25,650	$—
Total short-term investments	$161,396	$49,963	$111,433	$—

December 31, 2015
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$98,223	$98,223	$—	$—
Non-recurring fair value measurements:
Long-term assets of discontinued operations (1)	$1,800	$—	$—	$1,800

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
The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of December 31, 2016 and 2015 are as follows:

	December 31, 2016		December 31, 2015
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$59,737	$71,909	$171,698	$207,882

1.25% Convertible Senior Notes	$273,031	$320,969	$—	$—

Note 6. Short-term Investments
The Company's short-term investments are classified as available-for-sale and have maturity dates that range from zero months to 19 months as of December 31, 2016. The investments are all classified as short-term as they are available for current operations. Amortized costs, gross unrealized holding gains and losses, and fair values at December 31, 2016 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
U.S. government and agency bonds	$79,211	$—	$(118)	$79,093
Corporate bonds	56,742	—	(89)	56,653
Certificates of deposit	25,650	—	—	25,650
Total short-term investments	$161,603	$—	$(207)	$161,396
The Company had no realized gains or losses in 2016. The Company had no short-term investments at December 31, 2015.

Note 7. Convertible Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows:

	As of
(in thousands)	December 31, 2016	December 31, 2015
Principal amount of the 2% Convertible Senior Notes	$67,084	$201,250
Principal amount of the 1.25% Convertible Senior Notes	345,000	—
Unamortized debt discount	(69,684)	(25,704)
Deferred financing costs	(9,632)	(3,848)
Long-term debt, net of discount	$332,768	$171,698
Interest expense related to the convertible notes is as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Contractual coupon interest	4,467	4,025	4,657
Accretion of debt discount	8,800	6,552	8,007
Amortization of debt issuance costs	1,270	1,126	895
Loss on extinguishment of long-term debt	2,551	—	23,203
Total interest and loss on extinguishment	$17,088	$11,703	$36,762
1.25% Convertible Senior Notes
In September 2016, the Company issued and sold $345.0 million in principal amount of 1.25% Convertible Senior Notes, due September 15, 2021 (the "1.25% Notes"). The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment is due on March 15, 2017. The 1.25% Notes are convertible into the Company’s common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
The Company recorded a debt discount of $66.7 million related to the 1.25% Notes which results from allocating a portion of the proceeds to the fair value of the conversion feature. The fair value of the debt discount was estimated using a trinomial lattice model based on the following inputs: Company's stock price, expected volatility, term to maturity, risk-free interest rate, and dividend yield. The debt discount was recorded as additional paid-in capital and the remaining liability reflects the value of the Company’s nonconvertible debt borrowing rate of 5.8% per annum. This debt discount is being amortized as non-cash interest expense over the five year term of the 1.25% Notes. The Company incurred debt issuance costs and other expenses related to this offering of approximately $11.3 million, of which $2.2 million has been reclassified as a reduction to the value of the amount allocated to equity. The remainder is presented as a reduction of debt in the consolidated balance sheet, is being amortized using the effective interest method, and is recorded as non-cash interest expense over the five year term of the 1.25% Notes.
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
Cash interest expense related to the 1.25% Notes in the year ended December 31, 2016 was $1.3 million. Non-cash interest expense related to the 1.25% Notes was comprised of the amortization of the debt discount and debt issuance costs and in the year ended December 31, 2016 was $3.8 million.
As of December 31, 2016, the Company included $273.0 million on its balance sheet in long-term debt related to the 1.25% Notes.
2% Convertible Senior Notes
In June 2014, the Company issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the “2% Notes”). The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 2% Notes are convertible into the Company’s common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances.
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
In September 2016, in connection with the issuance of $345 million in principal amount of the 1.25% Notes, the Company repurchased approximately $134.2 million in principal amount of the 2% Notes for $153.6 million. The extinguishment of the 2% Notes was accounted for separately from the issuance of the 1.25% Notes as both transactions were viewed as arm's-length in nature and were not contingent upon one another. The $153.6 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. The fair value of the debt was estimated using a trinomial lattice model based on the following inputs: Company's stock price, expected volatility, term to maturity, risk-free interest rate, and dividend yield. The Company allocated $121.4 million of the payment to the debt and $32.9 million to equity.
The Company recorded a loss on extinguishment of debt of $2.6 million in connection with the repurchase and redemption of the 2% Notes during the year ended December 31, 2016, representing the excess of the $121.4 million allocated to the debt over its carrying value, net of unamortized debt discount, deferred financing costs and accrued interest.
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

Cash interest expense related to the 2% Notes in the years ended December 31, 2016, 2015 and 2014 was $3.2 million, $4.0 million and $2.3 million, respectively.
Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and in the years ended December 31, 2016, 2015 and 2014 was $6.3 million, $7.7 million and $4.0 million, respectively.
As of December 31, 2016, the Company included $59.7 million on its balance sheet in long-term debt related to the 2% Notes.
3.75% Convertible Senior Notes
In June 2011, the Company issued and sold $143.8 million in principal amount of 3.75% Convertible Senior Notes due June 15, 2016 (the "3.75% Notes"). The interest rate on the notes was 3.75% per annum, payable semi-annually in arrears in cash on December 15 and June 15 of each year. The 3.75% Notes were convertible into the Company’s common stock at an initial conversion rate of 38.1749 shares of common stock per $1,000 principal amount of the 3.75% Notes, which was equivalent to a conversion price of approximately $26.20 per share.
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
In June 2014, in connection with the issuance of $201.3 million in principal amount of the 2% Notes, the Company repurchased approximately $114.9 million in principal amount of the 3.75% Notes for $160.7 million, a premium of $45.8 million over the principal amount. Investors that held approximately $80.0 million of 3.75% Notes purchased approximately $98.2 million in principal amount of the 2% Notes. The repurchase of the 3.75% Notes was treated as an extinguishment of debt since the fair value of the conversion feature changed by more than 10%. The extinguishment of the 3.75% Notes was accounted for separately from the issuance of the 2% Notes. The $160.7 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. The Company allocated $112.4 million of the payment to the debt and $48.3 million to equity.
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
No cash interest expense was recorded related to the 3.75% Notes in the years ended December 31, 2016 and 2015. Cash interest expense related to the 3.75% Notes in the year ended December 31, 2014 was $2.4 million.
No non-cash interest expense was recorded in the years ended December 31, 2016 and 2015 related to the 3.75% Notes. Non-cash interest expense related to the 3.75% Notes in the year ended December 31, 2014 was $4.9 million.
As of December 31, 2014, no amounts remain outstanding related to the 3.75% Notes.

Note 8. Capital Lease Obligations
As of December 31, 2016 and 2015, the Company had approximately $13.7 million of manufacturing equipment acquired under capital leases, included in property and equipment. As of December 31, 2016, one capital lease remained outstanding and is being repaid in equal monthly installments over a 24 month term, ending in the first quarter of 2017, and includes principal and interest payments with an effective interest rate of 13%.
The assets acquired under capital leases are being amortized on a straight-line basis over 5 years in accordance with the Company's policy for depreciation of manufacturing equipment. Amortization expense on assets acquired under capital leases is included with depreciation expense. Amortization expense related to these capital leased assets was $2.7 million, $2.5 million and $1.3 million in the years ended December 31, 2016, 2015 and 2014, respectively.
Assets acquired under capital leases consist of the following:

	As of
(in thousands)	December 31, 2016	December 31, 2015
Manufacturing equipment	$13,705	$13,705
Less: Accumulated amortization	(7,086)	(4,346)
Total	$6,619	$9,359
The aggregate future minimum lease payments related to these capital leases as of December 31, 2016 are as follows:

(in thousands)
Years Ending December 31,	Minimum Lease Payments
2017	$269
Total future minimum lease payments	$269
Interest expense	—
Total capital lease obligations	$269
The Company recorded $0.4 million, $1.2 million and $1.2 million of interest expense on capital leases in the years ended December 31, 2016, 2015, and 2014, respectively.

Note 9. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2016, 2015 and 2014, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Years Ended December 31,
	2016	2015	2014
2.00% Convertible Senior Notes	1,442,433	4,327,257	4,327,257
1.25% Convertible Senior Notes	5,910,954	—	—
Unvested restricted stock units	962,219	811,965	746,612
Outstanding stock options	3,441,303	2,999,199	1,847,669
Total dilutive common shares	11,756,909	8,138,421	6,921,538

Note 10. Accounts Receivable, Net
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
Customers that represented greater than 10% of gross accounts receivable as of December 31, 2016, and 2015 were as follows:

	As of
	December 31, 2016	December 31, 2015
Amgen, Inc.	16%	22%
Ypsomed Distribution AG	19%	19%
The components of accounts receivable from continuing operations are as follows:

(in thousands)	As of
	December 31, 2016	December 31, 2015
Trade receivables	$31,714	$46,668
Allowance for doubtful accounts	(2,911)	(4,138)
Total accounts receivable	$28,803	$42,530
Refer to note 3 for accounts receivable related to discontinued operations.

Note 11. Inventories, Net
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of December 31, 2016 and 2015. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories from continuing operations are as follows:

(in thousands)	As of
	December 31, 2016	December 31, 2015
Raw materials	$1,911	$632
Work-in-process	15,681	1,960
Finished goods, net	17,922	9,432
Total inventories	$35,514	$12,024
Refer to note 3 for inventories related to discontinued operations, which were fully comprised of finished goods as of December 31, 2015.
In the third quarter of 2015, the Company identified that certain lots of Omnipods had increased complaints relating to the deployment of the needle mechanism. Omnipods produced with the specific tooling changes of needle mechanism components were subject to replacement, including certain Omnipod lots that were held as inventory. As such, the Company determined that it would not recover any amounts related to this inventory. Accordingly, this change in estimate increased the Company's cost of revenue in the year ended December 31, 2015 by approximately $7.3 million.

Note 12. Property and Equipment, Net
Property and equipment related to continuing operations consist of the following:

	Estimated Useful Life (Years)	As of
(in thousands)		December 31, 2016	December 31, 2015
Machinery and equipment	2-5	$53,246	$49,059
Lab equipment	2-3	694	1,615
Computers	3	2,833	2,067
Software	3	3,786	2,566
Office furniture and fixtures	3-5	1,960	1,468
Leasehold improvement	*	1,126	927
Construction in process	—	24,137	12,275
Total property and equipment		$87,782	$69,977
Less: accumulated depreciation		(41,516)	(28,184)
Total property and equipment, net		$46,266	$41,793
____________________________________
* Lesser of lease term or useful life of asset.
Property and equipment from discontinued operations were not significant as of December 31, 2015.
Depreciation expense related to property and equipment from continuing operations was $13.3 million, $11.4 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation expense from discontinued operations was not significant during those same periods. The Company recorded $0.5 million, $0.2 million and $0.2 million of capitalized interest in the years ended December 31, 2016, 2015 and 2014.
Construction in process mainly consists of infrastructure improvements and internal use software. Depreciation on software does not begin until the assets are integrated into the current systems.
During the year ended December 31, 2015, the Company wrote-off $5.4 million of fully depreciated assets, as the assets were no longer in use. No gain or loss was recognized in the year ended December 31, 2015 related to the write-off of these assets. During the year ended December 31, 2016, the Company wrote-off no fully depreciated assets.
During 2016, the Company restructured its plan for an internally developed ERP system to leverage current third-party software available and scale conversion based on the Company's evolving ERP needs. As a result, the Company recorded a charge of $6.1 million included in general and administrative expenses related to in-process internally developed software.
The Company capitalizes eligible software development costs, including salaries and payroll-related costs of employees who devote time to the development. Capitalization begins when a detail program design is completed and technological feasibility has been established. These costs are amortized on a straight-line basis over the estimated useful life. In the second quarter of 2015, based on changes in one of the Company's ongoing projects, the Company determined that the detailed program designs were no longer sufficiently complete to establish technological feasibility of this project. As such, all costs previously capitalized for this project, approximately $1.3 million within property and equipment, net, and all subsequent costs incurred through December 31, 2015, approximately $9.2 million, have been recorded to research and development expense in the year ended December 31, 2015.

Note 13. Other Intangible Assets
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
The Company recorded $32.9 million of other intangible assets as a result of the acquisition of Neighborhood Diabetes in 2011. In December 2015, the Company completed a long-lived asset impairment test for Neighborhood Diabetes and determined that the carrying value of the long-lived asset group, which included intangible assets, exceeded the undiscounted cash flows expected to be generated from the asset group. The Company compared the fair value of the intangible assets and the related asset group, which was estimated based on the subsequent sales price of the asset group as of February 2016. As a result, an impairment charge of $9.0 million was recorded within loss from discontinued operations for the year ended December 31, 2015. The impairment charge was allocated on a pro-rata basis based on the carrying value of the assets within the asset group. As a result, impairment charges of approximately $7.4 million and $1.6 million, respectively, were recorded on the customer relationship and trade name intangible assets which are included within long-term assets from discontinued operations on the balance sheet. During the three months ended March 31, 2016, the remaining balance of the other intangible assets associated with the acquisition of Neighborhood Diabetes was removed from the balance sheet as part of the divestiture and included in the calculated loss of disposal. No further impairment was recorded upon the sale.
 The Company recorded $2.1 million of other intangible assets in the year ended December 31, 2015 as a result of the July 2015 acquisition of its Canadian distribution business (see note 4 for further description). The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset over the estimated lives, based on the expected cash flows of the assets, accordingly.
Other intangible assets consist of the following:

	As of
	December 31, 2016			December 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships, net (1) (2)	$1,994	$(1,466)	$528	$3,399	$(1,000)	$2,399
Tradename (3)	—	—	—	322	—	322
Total intangible assets (4)	$1,994	$(1,466)	$528	$3,721	$(1,000)	$2,721

(1)	Includes foreign currency translation loss of approximately $0.1 million.

(2)
The customer relationships asset includes $1.5 million of both the gross carrying amount and net book value, respectively, that are included in long-term assets from discontinued operations on the balance sheet as of December 31, 2015.

(3)	The tradename asset is included in long-term assets from discontinued operations on the balance sheet as of December 31, 2015.

(4)
As a result of the impairment recorded on the Neighborhood Diabetes asset group, the Company recorded an impairment charge of approximately $9.0 million on the related Neighborhood Diabetes intangible assets, which was recorded through discontinued operations.  This resulted in the gross carrying value and accumulated amortization of the Neighborhood Diabetes intangibles being reduced by $31.1 million and $22.1 million, respectively, at December 31, 2015.

Amortization expense from continuing operations was approximately $0.4 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively. There was no amortization expense from continuing operations in the year ended December 31, 2014. Amortization expense from discontinued operations was approximately $0.1 million, $3.3 million and $4.0 million for the years ending December 31, 2016, 2015 and 2014 respectively. Amortization expense is recorded in general and administration expenses in the consolidated statements of operations.

Amortization expense expected for the next five years and thereafter from continuing operations is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships
2017	$181
2018	154
2019	129
2020	64
Total	$528
As of December 31, 2016, the weighted average amortization period of the Company’s intangible assets is approximately 4 years.

Note 14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities related to continuing operations consist of the following:

	Years Ended December 31,
(in thousands)	2016	2015
Employee compensation and related costs	$21,999	$16,856
Professional and consulting services	6,753	5,654
Sales and use tax	299	1,163
Supplier charges	2,886	4,981
Warranty	1,642	1,592
Other	7,380	6,498
Total accrued expenses and other current liabilities	$40,959	$36,744
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

A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Years Ended December 31,
(in thousands)	2016	2015
Balance at the beginning of the period	$4,152	$2,614
Warranty expense	4,602	4,964
Warranty claims settled	(4,366)	(3,426)
Balance at the end of the period	$4,388	$4,152

	As of
(in thousands)	December 31, 2016	December 31, 2015
Composition of balance:
Short-term	$1,642	$1,592
Long-term	2,746	2,560
	$4,388	$4,152

Note 15. Commitments and Contingencies
The Company records a liability in the consolidated financial statements for loss contingencies when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed.
As of December 31, 2016, the Company had a commitment of $8.8 million for the purchase of property that will be used for the Company's manufacturing facility in the United States and was subsequently paid in February 2017. Total purchase price for the property was $9.3 million.
Operating Leases
The Company leases its facilities in Massachusetts, California, Tennessee, Canada and China. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The leases expire in November 2022 and contain escalating payments over the life of the lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, California and Tennessee containing a total of approximately 4,000 square feet under leases expiring from May 2017 to May 2018.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered FASB ASC 840-20, Leases in accounting for these lease provisions. Rental expense from continuing operations under operating leases was $2.5 million, $1.9 million and $1.4 million in the years ended December 31, 2016, 2015 and 2014, respectively.
The aggregate future minimum lease payments related to these leases from continuing operations as of December 31, 2016 are as follows:

(in thousands)
Years Ending December 31,	Minimum Lease Payments
2017	2,560
2018	2,468
2019	2,455
2020	2,383
2021	2,383
Thereafter	2,131
Total	$14,380
Legal Proceedings
The Company is in the process of responding to a revised audit report received in December 2015 on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes. As of December 31, 2015, the Company had determined that it was probable that a loss had been incurred and recorded an aggregate liability of $0.4 million recorded within loss from discontinued operations, which was reduced to $0.3 million during 2016 (which remains the Company’s current estimate of such liability). The change in the liability was recorded in discontinued operations.
In May 2016, the Company reached a settlement agreement for $0.5 million with the Connecticut Department of Social Services Office of Quality Assurance relating to an audit alleging overpayment of certain Medicaid claims to Neighborhood Diabetes. The settlement amount for this audit was consistent with the amount previously accrued.
In April 2016, the Company reached a settlement agreement for $0.5 million with the Massachusetts Department of Revenue for sales and use tax audits related to Insulet Corporation, which resulted in a $0.2 million reduction of the previously recorded liability and a credit to general and administrative expenses during 2016.
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, which remains outstanding, alleges that the Company (and certain executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with the Company’s allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys' fees and costs. Due in part to the preliminary nature of this matter, the Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with this matter.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Although the Company is unable to quantify the exact financial impact of any of these matters, the Company believes that none of these currently pending matters will have an outcome material to its financial condition or business.

Note 16. Equity
The Company accounts for stock-based compensation under the provisions of FASB ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees and directors, including grants of stock options and restricted stock units, to be recognized in the income statement based on their fair values. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
In July 2014, in connection with the extinguishment of $28.5 million in principal amount of the 3.75% Notes, the Company issued 348,535 shares of its common stock to the holders representing the conversion premium.
The Company grants share-based awards to employees in the form of options to purchase the Company’s common stock, the ability to purchase stock at a discounted price under the employee stock purchase plan and restricted stock units. The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options granted and determines the intrinsic value of restricted stock units based on the closing price of its common stock on the date of grant. The Company recognizes the compensation expense of share-based awards on a straight-line basis for awards with only service conditions and on an accelerated basis for awards with performance conditions. Compensation expense is recognized over the vesting period of the awards.
Stock-based compensation expense from continuing operations related to share-based awards recognized in the years ended December 31, 2016, 2015 and 2014 was $23.8 million, $18.7 million and $22.0 million, respectively, and was calculated on awards ultimately expected to vest. Stock-based compensation expense from discontinued operations related to share-based awards was not significant for the year ended December 31, 2016. Stock-based compensation expense from discontinued operations related to share-based awards for the years ended December 31, 2015 and 2014 was $0.5 million and $0.5 million, respectively. At December 31, 2016, the Company had $41.5 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. As of December 31, 2016, 4,487,991 shares remain available for future issuance under the 2007 Plan.
In the year ended December 31, 2015 the Company awarded 194,500 shares of performance-based incentive stock options. In the year ended December 31, 2016 the Company awarded 65,000 shares of performance-based incentive stock options. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model, based on the following assumptions:

Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.99% - 1.91%	1.16% - 1.75%	0.12% - 1.98%
Expected term (in years)	5.07 - 5.38	4.86 - 5.25	1.0 - 6.25
Dividend yield	—	—	—
Expected volatility	38% - 40%	37% - 38%	37% - 63%
The weighted average grant date fair value of options granted for the years ended December 31, 2016, 2015 and 2014 was $11.60, $11.09 and $15.88, respectively.
The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)
			(In thousands)
Balance, December 31, 2015	2,999,199	$31.37	—
Granted	1,049,862	31.85	—
Exercised(1)	(242,962)	19.89	$4,646
Canceled	(364,796)	31.92	—
Balance, December 31, 2016	3,441,303	$32.27	$20,196
Vested, December 31, 2016(2)	1,503,811	$31.89	$9,325
Vested and expected to vest, December 31, 2016(2)(3)	3,167,755		$18,648

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2016, 2015 and 2014 was $4.6 million, $8.6 million and $20.4 million, respectively,

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of December 31, 2016, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of December 31, 2016, plus the number of unvested options expected to vest as of December 31, 2016, based on the unvested options outstanding at December 31, 2016 adjusted for the estimated forfeiture.

At December 31, 2016 there were 3,441,303 options outstanding (vested and unvested) with a weighted average exercise price of $32.27 and a weighted average remaining contractual life of 7.9 years. Of this amount, at December 31, 2016, there were 1,503,811 vested options exercisable with a weighted average exercise price of $31.89 and a weighted average remaining contractual life of 6.6 years and 1,663,944 options expected to vest with a weighted average exercise price of $32.57 and a weighted average remaining contractual life of 8.8 years.
Employee stock-based compensation expense from continuing operations related to stock options in the years ended December 31, 2016, 2015 and 2014 was $9.9 million, $9.1 million and $7.6 million, respectively, and was based on awards ultimately expected to vest. Employee stock-based compensation expense from discontinued operations related to stock options was not significant for the year ended December 31, 2016. Employee stock-based compensation expense from discontinued operations related to stock options for the years ended December 31, 2015 and 2014 was $0.1 million and $0.1 million. At December 31, 2016, the Company had $19.0 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average vesting period of 2.5 years.
Restricted Stock Units
In the year ended December 31, 2016, the Company awarded 592,783 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 154,991 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved, the Company recognized stock compensation expense of $2.4 million in 2016 as it expects a portion of the performance-based restricted stock units granted will be earned based on its evaluation of the performance criteria at December 31, 2016. An additional $1.0 million of stock compensation expense was recognized in 2016 for performance-based restricted stock units for which the performance criteria has been achieved as of December 31, 2016. The restricted stock units were granted under the 2007 Plan and generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted have a weighted average fair value of $29.85 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the year ended December 31, 2016 were valued at approximately $17.7 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $10.2 million, $8.1 million and $14.3 million of stock-based compensation expense from continuing operations related to the vesting of non-performance based restricted stock units was recognized in the years ended December 31, 2016, 2015 and 2014, respectively. Employee stock-based compensation expense recognized from discontinued operations related to the vesting of non-performance based restricted stock units was not significant for the year ended December 31, 2016. Employee stock-based compensation expense from discontinued operations related to the vesting of non-performance based restricted stock for the years ended December 31, 2015 and 2014 was $0.4 million and $0.4 million, respectively. Approximately $22.4 million of the fair value of the restricted stock units remained unrecognized as of December 31, 2016 and will be recognized over a weighted average period of 1.8 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2015	811,965	$30.58
Granted	592,783	29.85
Vested	(317,470)	31.01
Forfeited	(125,059)	33.02
Balance, December 31, 2016	962,219	$31.14
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees. The Company will make one or more offerings each year to eligible employees to purchase stock under the ESPP. Between January 1, 2008 and June 30, 2016, offering periods began on the first business day occurring on or after each January 1 and July 1 and ended on the last business day occurring on or before the following June 30 and December 31, respectively. Beginning as of July 1, 2016, offering periods begin on the first business day occurring on or after each December 1 and June 1 and will end on the last business day occurring on or before the following May 31 and November 30, respectively. In order to permit a transition to the new offering cycle, a one-time offering period began on July 1, 2016 and ended on November 30, 2016.
Each employee who is a participant in the Company’s ESPP may purchase up to a maximum of 800 shares per offering period or $25,000 worth of common stock, valued at the start of the purchase period, per year by authorizing payroll deductions of up to 10% of his or her base salary. Unless the participating employee withdraws from the offering period, his or her accumulated payroll deductions will be used to purchase common stock.
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
The ESPP may be terminated or amended by the Board of Directors at any time. An amendment to increase the number of shares of common stock that is authorized under the ESPP, and certain other amendments, require the approval of stockholders.

The Company issued 30,949 shares of common stock in 2016, 22,039 shares of common stock in 2015 and 13,620 shares of common stock in 2014 to employees participating in the ESPP. The Company recorded approximately $0.2 million, $0.1 million and $0.1 million of stock-based compensation expense related to the ESPP in each of the years ended December 31, 2016, 2015 and 2014.
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
In connection with the adoption of the Shareholder Rights Plan, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each outstanding share of common stock to stockholders of record as of the close of business on November 15, 2008. In addition, one Right will automatically attach to each share of common stock issued between November 15, 2008 and the distribution date. The Rights currently are not exercisable and are attached to and trade with the outstanding shares of common stock. Under the Shareholder Rights Plan, the Rights become exercisable if a person or group becomes an “acquiring person” by acquiring 15% or more of the outstanding shares of common stock or if a person or group commences a tender offer that would result in that person or group owning 15% or more of the common stock. The Board of Directors, from time to time, can and has taken action to allow certain shareholders to acquire more than 15% of the outstanding shares of common stock under certain conditions. If a person or group becomes an “acquiring person,” each holder of a Right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of the Company’s preferred stock which are equivalent to shares of common stock having a value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a Right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the Right.

Note 17. Defined Contribution Plan
The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan, in which substantially all employees are eligible to participate upon hire. Eligible employees may elect to contribute 100% of their eligible compensation up to the IRS maximum. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. Since 2011, the Company has offered a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests after the employee attains one year of service. The total amount contributed by the Company under the 401(k) Plan in continuing operations was $1.6 million, $1.6 million and $1.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Contributions in discontinued operations were not significant during those same periods.

Note 18. Income Taxes
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
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2013 through 2015 and 2012 through 2015, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At December 31, 2016 and December 31, 2015, the Company provided a full valuation allowance against its domestic net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded, because it is more likely than not that the future tax benefit will be realized.
Income tax expense from continuing operations consists of the following:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	52	72	57
Non-U.S.	539	321	3
Total current expense	591	393	60
Deferred:
Federal	—	—	—
State	—	—	—
Non-U.S.	(199)	(181)	—
Total deferred expense	(199)	(181)	—
Total income tax expense	$392	$212	60
Income tax expense from discontinued operations was $0.4 million for the year ended 2016 and was primarily generated from federal deferred taxes. Income tax expense from discontinued operations was not significant for the years ended December 31, 2015 and 2014.
The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2016	2015	2014
Tax at U.S. statutory rate	34.00%	34.00%	34.00%
Changes from statutory rate:
State taxes, net of federal benefit	(10.86)	3.06	1.56
Tax credits	0.03	1.51	1.36
Permanent items	(11.03)	(2.09)	(1.32)
Change in valuation allowance	(13.45)	(37.11)	(32.13)
Other	(0.15)	0.28	(3.60)
Effective income tax rate	(1.46)%	(0.35)%	(0.13)%
Pre-tax income attributable to the Company's operations located outside the U.S. was approximately $0.8 million, $0.3 million and $0.1 million for 2016, 2015 and 2014, respectively. In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2016, the Company has chosen to indefinitely reinvest approximately $0.8 million of earnings of certain of its non-U.S. subsidiaries. Generally, such amounts become subject to U.S taxation upon the remittance of dividends and under certain other circumstances. No provision has been recorded for U.S. income taxes that could be incurred upon repatriation. It is not practicable to estimate the amount of the deferred tax liability related to such earnings.

Significant components of the Company’s deferred tax assets (liabilities) consists of the following:

	Year Ended December 31,
(in thousands)	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$169,203	$172,815
Start up expenditures	929	1,168
Tax credits	8,007	8,173
Provision for bad debts	1,330	1,724
Depreciation and amortization	6,368	2,472
Capital loss carryforward	18,961	—
Other	15,060	13,022
Total deferred tax assets	$219,858	$199,374
Deferred tax liabilities:
Prepaids	$(1,173)	$(1,249)
Amortization of acquired intangibles	(33)	—
Amortization of debt discount	(25,977)	(9,503)
Goodwill	(855)	(383)
Other	(313)	—
Total deferred tax liabilities	$(28,351)	$(11,135)
Valuation allowance	$(191,922)	$(188,442)
Net deferred tax liabilities	$(415)	$(203)
The Company has recorded a deferred tax liability related to the tax basis in an acquired intangible asset that is not amortized for financial reporting purposes. The deferred tax liability will only reverse at the time of ultimate sale or further impairment of the underlying intangible assets. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance; therefore, the tax liability cannot be used to offset the deferred tax asset related to the net operating loss carryforward for tax purposes that will be generated by the same amortization.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $191.9 million valuation allowance at December 31, 2016 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company provided a valuation allowance for the full amount of its domestic net deferred tax asset for the years ended December 31, 2016 and 2015 because it is not more likely than not that the future tax benefit will be realized. In the year ended December 31, 2016, the Company’s valuation allowance increased to $191.9 million from the balance at December 31, 2015 of $188.4 million. The change in the valuation allowance is primarily attributable to the capital loss carryforward generated in the current year that resulted from the sale of the Neighborhood Diabetes business, partially offset additional deferred tax liabilities recognized for the amortization of debt discount in the current year.
At December 31, 2016, the Company had approximately $535.7 million, $216.2 million and $8.0 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. If not utilized, these federal carryforwards will begin to expire in 2020 and will continue to expire through 2036, and the state carryforwards will continue to expire through 2036. At December 31, 2015, the Company had approximately $532.0 million, $285.6 million and $8.2 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively from continuing operations. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which may be used in future years. There will be a yearly limitation placed on the amount of net operating loss available for use in future years. Additionally, it is probable that a portion of the research and development tax credit carryforward may not be available to offset future income.

As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2016 and December 31, 2015 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Equity will be increased by $23.8 million if and when such deferred tax assets are ultimately realized. The Company utilizes ASC 740 ordering when excess tax benefits have been realized. Upon adoption of ASU 2016-09 in 2017, these deferred tax assets are expected to be added to the Company’s table of deferred tax assets and liabilities, with an offsetting amount recorded to the valuation allowance.
The Company had no unrecognized tax benefits at December 31, 2016.

19. Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that their Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offerings and primarily consists of the Omnipod System and drug delivery. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that it operates as one segment.
Worldwide revenue for the Company's products is categorized as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
U.S. Omnipod	$229,785	$189,604	$175,950
International Omnipod	71,889	40,339	50,025
Drug Delivery	65,315	33,950	5,346
Total	$366,989	$263,893	$231,321
Geographic information about revenue, based on the region of the customer's shipping location, is as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
United States	$295,100	$223,554	$181,296
All other	71,889	40,339	50,025
Total	$366,989	$263,893	$231,321
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in thousands)	December 31, 2016	December 31, 2015
United States	$20,854	$13,018
China	25,431	28,638
Other	197	213
Total	$46,482	$41,869

20. Quarterly Data (Unaudited)

	2016 Quarters Ended
	December 31(1)	September 30	June 30	March 31
(In thousands, except per share data)
Revenue	$103,575	$94,871	$87,330	$81,213
Gross profit	60,937	55,641	50,457	44,051
Operating income (loss)	(4,135)	2,418	(1,288)	(7,699)
Net loss from continuing operations, net of taxes	(9,153)	(3,017)	(4,351)	(10,689)
Income (loss) from discontinued operations, net of taxes	34	(64)	153	(1,792)
Net loss	$(9,119)	$(3,081)	$(4,198)	$(12,481)
Net loss per share from continuing operations	$(0.16)	$(0.05)	$(0.08)	$(0.19)
Net loss per share from discontinued operations	$—	$—	$—	$(0.03)

(1)	Included in net loss from continuing operations for the fourth quarter of 2016 was a charge of $6.1 million related to in-process internally developed software.

	2015 Quarters Ended
	December 31(2)	September 30	June 30	March 31
(In thousands, except per share data)
Revenue	$83,801	$71,393	$60,551	$48,148
Gross profit	41,993	31,570	30,515	29,193
Operating loss	(12,617)	(14,794)	(14,059)	(7,266)
Net loss from continuing operations, net of taxes	(15,909)	(17,984)	(17,267)	(10,442)
Income (loss) from discontinued operations, net of taxes	(11,418)	(943)	1,835	(1,392)
Net loss	$(27,327)	$(18,927)	$(15,432)	$(11,834)
Net loss per share from continuing operations	$(0.28)	$(0.31)	$(0.30)	$(0.18)
Net loss per share from discontinued operations	$(0.20)	$(0.02)	$0.03	$(0.03)

(2)	Included in loss from discontinued operations for the fourth quarter of 2015 was a charge of $9.1 million related to the impairment of the Neighborhood Diabetes asset group.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in the Company's accounts receivable reserve and deferred tax valuation allowance accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
(In thousands)
Year Ended December 31, 2016
Allowance for doubtful accounts(1)	$4,454	$2,069	$3,612	$2,911
Deferred tax valuation allowance(1)	193,405	7,599	9,082	191,922
Year Ended December 31, 2015
Allowance for doubtful accounts(1)	$5,837	$1,184	$2,567	$4,454
Deferred tax valuation allowance(1)	165,020	28,418	33	193,405
Year Ended December 31, 2014
Allowance for doubtful accounts(1)	$7,133	$3,254	$4,550	$5,837
Deferred tax valuation allowance(1)	158,323	21,070	14,373	165,020
(1) Includes the amount classified as discontinued operations on the balance sheet and related activity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).
Based on our assessment we believe that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Insulet Corporation

We have audited the internal control over financial reporting of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Reporting on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 27, 2017

ITEM 9B. OTHER INFORMATION
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2017 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2016.
Item 11. Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2017 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2017 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2016. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities “ in Part II, Item 5, in this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2017 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2016.
Item 14. Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2017 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2016.

Item 15. Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of Insulet Corporation are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - Years ended December 31, 2016 and 2015
Consolidated Statements of Operations - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Loss - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows - Years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

February 27, 2017	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

February 27, 2017	/s/ Michael L. Levitz
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 27, 2017.

Signature	Title
/s/ Patrick J. Sullivan	Chief Executive Officer
Patrick J. Sullivan	(Principal Executive Officer)

/s/ Michael L. Levitz	Chief Financial Officer
Michael L. Levitz	(Principal Financial and Accounting Officer)

/s/ Sally Crawford
Sally Crawford	Director

/s/ John Fallon, M.D.
John Fallon, M.D.	Director

/s/ Dr. Jessica Hopfield
Dr. Jessica Hopfield	Director

/s/ David A. Lemoine
David Lemoine	Director

/s/ Timothy J. Scannell
Timothy J. Scannell	Director

/s/ Regina Sommer
Regina Sommer	Director

/s/ Joseph Zakrzewski
Joseph Zakrzewski	Director

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Number	Description

3.1	Eighth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007)

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to our Current Report on Form 8-K, filed February 26, 2016)

4.1	Specimen Stock Certificate (Incorporated by reference to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007)

4.2
Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to our Form 8-A, filed November 20, 2008)

4.3
Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to our Form 8-A, filed November 20, 2008)

4.4
Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent (Incorporated by reference to our Current Report on Form 8-A/A, filed September 28, 2009)

4.5
Amendment No. 2, dated August 30, 2016, to Shareholder Rights Agreement, dated as of November 18, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent (Incorporated by reference to our Current Report on Form 8-K, filed August 31, 2016)

4.6
Indenture, dated as of June 9, 2014, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to our Current Report on Form 8-K, filed June 12, 2014)

4.7	Form of 2.00% Convertible Senior Notes due 2019 (included in Exhibit 33.3) (Incorporated by reference to our Current Report on Form 8-K, filed June 12, 2014)

4.8
Indenture, dated as of September 13, 2016, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K, filed September 13, 2016)

4.9	Form of 1.25% Convertible Senior Notes due 2021 (included in Exhibit 4.8) (Incorporated by reference to Exhibit 4.1 in our Current Report on Form 8-K, filed September 13, 2016)

10.1+
Development and License Agreement between TheraSense, Inc. and Insulet Corporation, dated January 23, 2002 (Incorporated by reference to Amendment No. 3 to our Registration Statement on Form S-1 (File No. 333-140694) filed May 8, 2007)

10.2+
Amendment No. 1 to Development and License Agreement, dated as of March 3, 2008, by and between Abbott Diabetes Care, Inc. (ADC), formerly known as TheraSense, Inc., and Insulet Corporation. (Incorporated by reference to our Current Report on Form 8-K, filed March 5, 2008)

10.3+
Amendment No. 2 to Development and License Agreement, dated as of June 30, 2010, by and between ADC formerly known as TheraSense, Inc., and Insulet Corporation (Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010)

10.4
Amendment No. 3 to Development and License Agreement, dated as of April 5, 2011 by and between ADC and Insulet Corporation (Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 9, 2012)

10.5
Amendment No. 4 to Development and License Agreement, dated as of March 29, 2012 by and between ADC and Insulet Corporation (Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 9, 2012)

10.6
Amendment No. 5 to Development and License Agreement, dated as of June 21, 2012 by and between ADC and Insulet Corporation (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 8, 2012)

10.7+
Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated January 3, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007)

10.8+
Addendum to Master Supply Agreement between Insulet Corporation and Flextronic Marketing (L) Ltd., dated October 4, 2007 (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-146810) filed October 19, 2007)

10.9+	Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG (Incorporated by reference to our Quarterly Report on Form 10-Q/A, filed November 19, 2010)

Number	Description

10.10
Amendment No. 1 to Distribution Agreement dated April 10, 2012 by and between Insulet Corporation and Ypsomed Distribution AG (Incorporated by reference to our Quarterly Report on Form 10-Q, filed May 9, 2012)

10.11+
Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co. (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 7, 2013)

10.12+
Master Equipment and Services Agreement between Insulet Corporation and ATS Automated Tooling Systems Inc., dated August 31, 2016 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 4, 2016)

10.13+
Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, dated September 1, 2016 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 4, 2016)

10.14
Third Addendum to Manufacturing Services Agreement between Insulet Corporation and Flextronics Marketing (L) Ltd., dated May 29, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 7, 2014)

10.15
Fourth Addendum to Manufacturing Services Agreement between Insulet Corporation and Flextronics Marketing (L) Ltd., dated July 15, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 7, 2014)

10.16
Fifth Addendum to Manufacturing Services Agreement between Insulet Corporation and Flextronics Marketing (L) Ltd., dated July 15, 2014 (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 7, 2014)

10.17
Purchase and Sale Agreement by and between 100 Nagog Park Limited Partnership and Insulet Corporation, dated December 16, 2016 (Incorporated by reference to our Current Report on Form 8-K, filed December 20, 2016)

10.18#	Supply Agreement, dated November 21, 2013, between Amgen and Insulet Corporation, as amended by Amendment No. 1 through Amendment No. 14

10.19
Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers (Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-140694) filed February 14, 2007)

10.20	Offer Letter by and between Insulet Corporation and Paul Lucidi, dated May 11, 2010 (Incorporated by reference to our Annual Report on Form 10-K, filed March 10, 2011)

10.21	Offer Letter by and between Insulet Corporation and Charles Liamos (Incorporated by reference to our Current Report on Form 8-K, filed January 10, 2011)

10.22	Employment Agreement by and between Insulet Corporation and Patrick J. Sullivan dated September 16, 2014 (Incorporated by reference to our Current Report on Form 8-K, filed September 16, 2014)

10.23	Amended and Restated Executive Severance Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.24	Rules and Conditions for the Directors' Compensation Program (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.25	Agreement by and between Insulet Corporation and Michael Levitz dated March 23, 2015 (Incorporated by reference to our Current Report on Form 8-K, filed April 1, 2015)

10.26	Amended and Restated Executive Severance Plan (Incorporated by reference to our Current Report on Form 8-K, filed December 20, 2016)

10.27	Insulet Corporation 2000 Stock Option and Incentive Plan (Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007)

10.28	Insulet Corporation Second Amended and Restated 2007 Employee Stock Purchase Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 28, 2014)

10.29
Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.30
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

Number	Description

10.31
Form of Time Vesting Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.32
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.33
Form of Time Vesting Restricted Stock Unit Agreement for Singapore Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.34
Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.35
Form of Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.36
Form of Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.37
Form of Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.38
Form of Time Vesting Restricted Stock Unit Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.39
Form of Non-Qualified Stock Option Agreement for Patrick J. Sullivan under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.40
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - October 2014 New Hires (Incorporated by reference to our Quarterly Report on Form 10-Q, filed November 5, 2014)

10.41
Form of UK Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.42
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - 2015 Sales Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.43
Form of Non-Qualified Stock Option Agreement for Brad Thomas under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.44
Form of Non-Qualified Stock Option Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.45
Form of Time Vesting Restricted Stock Unit Agreement for Brad Thomas under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.46
Form of Time Vesting Restricted Stock Unit Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.47
Form of UK Non-Qualified Stock Option Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 26, 2015)

10.48	Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Definitive Proxy Statement on Form DEF14A, filed April 2, 2015)

10.49
Form of Canada Non-Qualified Stock Option Agreement for Company Employees under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 12, 2015)

Number	Description

10.50
Form of Canada Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 12, 2015)

10.51
Form of Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 12, 2015)

10.52
Form of Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 12, 2015)

10.53
Form of Non-Qualified Stock Option Agreement for Michael Levitz, David Colleran and Michael Spears (Incorporated by reference to our Registration Statement on Form S-8 (No. 333-208387) filed December 8, 2015)

10.54
Form of Time Vesting Restricted Stock Unit Agreement for Michael Levitz, David Colleran and Michael Spears (Incorporated by reference to our Registration Statement on Form S-8 (No. 333-208387) filed December 8, 2015)

10.55
Form of Non-Executive Employee Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 29, 2016)

10.56
Form of Non-Executive Employee Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 29, 2016)

10.57
Form of Section 16 Officer Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 29, 2016)

10.58
Form of Section 16 Officer Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 29, 2016)

10.59
Form of Vice President Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 29, 2016)

10.60
Form of Vice President Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Annual Report on Form 10-K, filed February 29, 2016)

10.61
Form of International Non-Qualified Stock Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 4, 2016)

10.62
Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 4, 2016)

10.63
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 4, 2016)

10.64
Form of Vice President Incentive Stock Option Agreement (Three Year Vest) under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 4, 2016)

10.65	Insulet Corporation Fourth Amended and Restated 2007 Employee Stock Purchase Plan (Incorporated by reference to our Quarterly Report on Form 10-Q, filed August 4, 2016)

12.1	Insulet Corporation Statement Regarding Computation of Ratios of Earnings to Fixed Charges (Incorporated by reference to our Registration Statement on Form S-3, filed June 22, 2011)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows

_________________________

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.

#	Confidential treatment requested as to certain portions of this exhibit.