Form 10-Q
period 2017-03-31
INSULET CORP
filed 2017-05-09
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2017, the registrant had 57,916,580 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
March 31, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$76,038	$137,174
Short-term investments	177,990	161,396
Accounts receivable, net	40,648	28,803
Inventories, net	34,333	35,514
Prepaid expenses and other current assets	8,159	7,073
Total current assets	337,168	369,960
Property and equipment, net	65,279	44,753
Other intangible assets, net	2,208	2,041
Goodwill	39,697	39,677
Other assets	605	216
Total assets	$444,957	$456,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,413	$13,160
Accrued expenses and other current liabilities	31,839	41,228
Deferred revenue	1,127	1,309
Total current liabilities	39,379	55,697
Long-term debt, net of discount	336,762	332,768
Other long-term liabilities	5,231	5,032
Total liabilities	381,372	393,497
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2017 and December 31, 2016. Issued and outstanding: zero shares at March 31, 2017 and December 31, 2016.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at March 31, 2017 and December 31, 2016. Issued and outstanding: 57,912,745 and 57,457,967 shares at March 31, 2017 and December 31, 2016, respectively.	58	57
Additional paid-in capital	754,585	744,243
Accumulated other comprehensive loss	(657)	(726)
Accumulated deficit	(690,401)	(680,424)
Total stockholders’ equity	63,585	63,150
Total liabilities and stockholders’ equity	$444,957	$456,647

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Revenue	$101,713	$81,213
Cost of revenue	42,315	37,162
Gross profit	59,398	44,051
Operating expenses:
Research and development	17,500	12,989
Sales and marketing	28,095	24,022
General and administrative	19,111	14,739
Total operating expenses	64,706	51,750
Operating loss	(5,308)	(7,699)
Interest expense	5,007	3,096
Other income (expense), net	434	170
Interest expense, net	4,573	2,926
Loss from continuing operations before income taxes	(9,881)	(10,625)
Income tax expense	96	64
Net loss from continuing operations	(9,977)	(10,689)
Loss from discontinued operations, net of tax ($0 and $408 for the three months ended March 31, 2017 and 2016, respectively)	—	(1,792)
Net loss	$(9,977)	$(12,481)
Net loss per share basic and diluted:
Net loss from continuing operations per share	$(0.17)	$(0.19)
Net loss from discontinued operations per share	$—	$(0.03)
Weighted-average number of shares used in calculating net loss per share	57,694	57,030

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss	$(9,977)	$(12,481)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	79	400
Unrealized loss on available-for-sale securities, net of tax	(10)	—
Total other comprehensive income, net of tax	69	400
Total comprehensive loss	$(9,908)	$(12,081)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(9,977)	$(12,481)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,323	3,422
Non-cash interest and other expense	3,994	1,984
Stock-based compensation expense	7,124	5,271
Provision for bad debts	295	655
Other	—	139
Changes in operating assets and liabilities:
Accounts receivable	(12,146)	2,306
Inventories	1,175	(2,649)
Prepaid expenses and other assets	(1,421)	(462)
Accounts payable, accrued expenses and other current liabilities	(14,226)	(8,776)
Deferred revenue	(87)	(882)
Other long-term liabilities	111	956
Net cash used in operating activities(1)	(21,835)	(10,517)
Cash flows from investing activities
Purchases of property, equipment and software(2)	(25,679)	(3,160)
Purchases of short-term investments	(41,347)	—
Receipts from the maturity or sale of short-term investments	24,740	—
Proceeds from divestiture of business, net	—	4,614
Net cash (used in) provided by investing activities	(42,286)	1,454
Cash flows from financing activities
Principal payments of capital lease obligations	(269)	(1,340)
Proceeds from exercise of stock options	6,335	796
Payment of withholding taxes in connection with vesting of restricted stock units	(3,139)	(1,640)
Net cash provided by (used in) financing activities	2,927	(2,184)
Effect of exchange rate changes on cash	58	210
Net decrease in cash and cash equivalents	(61,136)	(11,037)
Cash and cash equivalents, beginning of period	137,174	122,672
Cash and cash equivalents, end of period	$76,038	$111,635
(1) Includes 2016 activity related to discontinued operations. See note 3 to the consolidated financial statements for discussion of discontinued operations.
(2) Cash outflows from purchases of property, equipment and software for the three months ended March 31, 2017 includes $1.7 million of purchases made in prior periods that were previously included in accounts payable.

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
Insulet Corporation, the "Company," is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod Insulin Management System (“Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld Personal Diabetes Manager ("PDM"). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. The Company believes that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
Commercial sales of the Omnipod System began in the United States in 2005. The Company sells the Omnipod System in the United States through direct sales to customers or through its distribution partners. The Omnipod System is currently available in multiple countries in Europe, as well as in Canada and Israel.
In addition to using the Omnipod System for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation including reclassifying internal-use capitalized software from property and equipment to other intangible assets for the year ended December 31, 2016 upon adoption of ASU 2016-19, Technical Corrections and Improvements.
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
Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and revaluation of period-end balances denominated in currencies other than the local entity's functional currency are included in other income (expense), net, and were not material in the three months ended March 31, 2017 and 2016. Exposure to gains and losses from such transactions and revaluations are primarily related to Canadian dollar exchange rate fluctuations.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, and certificates of deposit which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are amounts set aside for collateral on outstanding letters of credit, related to security deposits for lease obligations, totaling $1.2 million as of March 31, 2017 and December 31, 2016.
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
Property and equipment included $42.0 million and $39.0 million of accumulated depreciation as of March 31, 2017 and December 31, 2016, respectively.
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
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill is tested for impairment at the enterprise level. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, the Company would record an impairment loss to the extent that the carrying value of goodwill exceeds its implied fair value. There was no impairment of goodwill during the three months ended March 31, 2017 and 2016.
Revenue Recognition
The Company generates the majority of its revenue from sales of its Omnipod System to customers and third-party distributors who resell the products to patients with diabetes, and to a lesser extent from product sales to pharmaceutical companies who use the Company’s technology as a delivery method for their pharmaceuticals.
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

As of March 31, 2017 and December 31, 2016, the Company had deferred revenue of $1.8 million and $1.9 million, respectively, which included $0.7 million and $0.6 million classified in other long-term liabilities as of March 31, 2017 and December 31, 2016, respectively. Deferred revenue primarily relates to undelivered elements within certain of the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.
Collaborative Arrangements
The Company enters into collaborative arrangements for ongoing initiatives to develop products. Although the Company does not consider any individual alliance to be material, certain of the more notable alliances are described below.
Eli Lilly and Company and Concentrated Insulins: In May 2013 and January 2016, the Company entered into agreements with Eli Lilly and Company to develop new versions of the Omnipod tubeless insulin delivery system specifically designed to deliver a concentrated form of insulin used by higher insulin-requiring patients with diabetes.  Under the terms of these arrangements, the parties share the responsibility of the permissible costs that are incurred. Consideration received and payments made by the Company under the terms of the arrangements are recorded within research and development expense.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $1.3 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively.
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
The Company purchases Omnipod Systems from Flex Ltd., its single source contract manufacturer. As of March 31, 2017 and December 31, 2016, liabilities to this vendor represented approximately 9% and 16% of the combined balance of accounts payable, accrued expenses and other current liabilities, respectively.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2017	2016
Amgen, Inc.	15%	17%
Ypsomed Distribution AG	21%	15%
RGH Enterprises, Inc.	10%	10%

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

The Company has not yet selected a transition method nor has it determined the full effect of the standard on its consolidated financial position and results of operations. While the Company continues to assess all potential impacts of the new standard on its contracts, it currently understands that the treatment of contract acquisition and fulfillment costs will be affected as such costs are generally capitalized and amortized over the contract life under ASU 2014-09.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Upon adoption, entities must disclose the nature of and reason for the accounting change. The Company adopted ASU 2015-11 on January 1, 2017 and its adoption did not have an impact on the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01 ("ASU 2016-01"), Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes the current GAAP model for the accounting of equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective in fiscal years beginning after December 15, 2017, and interim periods within those years. The Company is currently evaluating the impact of ASU 2016-01.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted for all entities. The Company adopted ASU 2016-09 on January 1, 2017 and its adoption resulted in the Company increasing its deferred tax assets (tax effected) by approximately $23.8 million, which is offset by a full valuation allowance. Overall, adoption of the standard did not have a material impact on the Company's consolidated financial statements.
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
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements ("ASU 2016-19"). ASU 2016-19 includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance were effective immediately which did not have an impact on the Company’s consolidated financial statements.  Additional provisions in this accounting guidance are effective for the Company in annual financial reporting periods beginning after December 15, 2016 including the clarification that the license of internal-use software shall be accounted for as the acquisition of an intangible asset.

The standard allows for prospective or retrospective adoption and the Company has elected retrospective adoption. As a result of adoption, the Company has reclassified $1.5 million of internal-use software, which is net of accumulated depreciation of $2.6 million from property and equipment to other intangible assets as of December 31, 2016.
In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by eliminating the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The standard does not change the guidance on completing today's Step 1 of the goodwill impairment test. An entity will still be able to perform today’s optional qualitative goodwill impairment assessment before determining whether to proceed to Step 1. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2017-04 but does not expect it to be material to the consolidated financial statements.
Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	14

Convertible Debt	Note	6	Page	17

Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	19

Inventories	Note	9	Page	19

Other Intangible Assets	Note	10	Page	20

Accrued Expenses and Other Current Liabilities - Product Warranty Costs	Note	11	Page	21

Commitments and Contingencies	Note	12	Page	21

Equity- Stock-Based Compensation	Note	13	Page	23

Income Taxes	Note	14	Page	25

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
In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet provided various services to Liberty Medical on an interim transitional basis. The services generally commenced on the closing date and terminated six months following the closing. Services provided by Insulet included certain information technology and back office support. The charges for such services were generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support provided Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and does not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which were reimbursed in full, were $0.3 million for the three months ended March 31, 2016. No expenses were incurred for such transition services for the three months ended March 31, 2017.
Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. Omnipod System sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation was $0.3 million for the three months ended March 31, 2016. This amount was historically reported in the Neighborhood Diabetes revenue results and is being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.

Post divestiture, Omnipod System sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.4 million for the three months ended March 31, 2016. There were no sales to the Neighborhood Diabetes subsidiary of Liberty Medical for the three months ended March 31, 2017.
The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the three months ended March 31, 2016:

(In thousands)	Three Months Ended March 31, 2016
Discontinued operations:
Revenue (1)	$7,730
Cost of revenue	5,369
Gross profit	2,361
Operating expenses:
Sales and marketing	1,536
General and administrative (2)	2,081
Total operating expenses	3,617
Operating loss	(1,256)
Interest and other income (expense), net	(128)
Loss from discontinued operations before taxes	(1,384)
Income tax expense	408
Net loss from discontinued operations	$(1,792)

(1)	Revenue includes revenue from the operations of Neighborhood Diabetes through date of sale in February 2016.

(2)	Includes $1.3 million loss on sale of Neighborhood Diabetes.
There were no results from discontinued operations for Neighborhood Diabetes for the three months ended March 31, 2017.
Depreciation and amortization expense included in discontinued operations was $0.1 million for the three months ended March 31, 2016. There was no depreciation and amortization expense included in discontinued operations for the three months ended March 31, 2017.
Net operating cash flows used in discontinued operations in the three months ended March 31, 2016 was $2.0 million. There was no net operating cash flows used in discontinued operations in the three months ended March 31, 2017.

Note 4. Fair Value Measurements
The Company adopted the FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following approaches:

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
The following table provides a summary of assets that are measured at fair value as of March 31, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$63,445	$63,445	$—	$—
Corporate bonds	3,833	—	3,833	—
Certificates of deposit	—	—	—	—
Total cash equivalents	$67,278	$63,445	$3,833	$—
Short-term investments:
U.S. government and agency bonds	$99,752	$67,414	$32,338	$—
Corporate bonds	53,884	—	53,884	—
Certificates of deposit	24,354	—	24,354	—
Total short-term investments	$177,990	$67,414	$110,576	$—

December 31, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$93,467	$93,467	$—	$—
Corporate bonds	4,203	—	4,203	—
Certificates of deposit	735	—	735	—
Total cash equivalents	$98,405	$93,467	$4,938	$—
Short-term investments:
U.S. government and agency bonds	$79,093	$49,963	$29,130	$—
Corporate bonds	56,653	—	56,653	—
Certificates of deposit	25,650	—	25,650	—
Total short-term investments	$161,396	$49,963	$111,433	$—
Debt
The estimated fair value of debt is based on the Level 2 quoted market prices for the same or similar issues and included the impact of the conversion features.

The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$60,429	$75,865	$59,737	$71,909

1.25% Convertible Senior Notes	$276,333	$347,556	$273,031	$320,969

Note 5. Short-term Investments
The Company's short-term investments are classified as available-for-sale and have maturity dates that range from zero months to 18 months as of March 31, 2017. The investments are all classified as short-term as they are available for current operations. Amortized costs, gross unrealized holding gains and losses, and fair values at March 31, 2017 and December 31, 2016 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
U.S. government and agency bonds	$99,922	$—	$(170)	$99,752
Corporate bonds	53,931	3	(50)	53,884
Certificates of deposit	24,354	—	—	24,354
Total short-term investments	$178,207	$3	$(220)	$177,990

December 31, 2016
U.S. government and agency bonds	$79,211	$—	$(118)	$79,093
Corporate bonds	56,742	—	(89)	56,653
Certificates of deposit	25,650	—	—	25,650
Total short-term investments	$161,603	$—	$(207)	$161,396
The Company had no realized gains or losses as of March 31, 2017 or December 31, 2016.

Note 6. Convertible Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Principal amount of the 2% Convertible Senior Notes	$67,084	$67,084
Principal amount of the 1.25% Convertible Senior Notes	345,000	345,000
Unamortized debt discount	(66,180)	(69,684)
Deferred financing costs	(9,142)	(9,632)
Long-term debt, net of discount	$336,762	$332,768
Interest expense related to the convertible notes was as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Contractual coupon interest	$1,413	$1,006
Accretion of debt discount	3,504	1,702
Amortization of debt issuance costs	490	282
Total interest and other expense	$5,407	$2,990
1.25% Convertible Senior Notes
In September 2016, the Company issued and sold $345.0 million in principal amount of 1.25% Convertible Senior Notes, due September 15, 2021 (the "1.25% Notes"). The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment was paid in March 2017. The 1.25% Notes are convertible into the Company’s common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
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
Cash interest expense related to the 1.25% Notes was $1.1 million in the three months ended March 31, 2017. Non-cash interest expense related to the 1.25% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $3.3 million in the three months ended March 31, 2017.

As of March 31, 2017, the Company included $276.3 million on its balance sheet in long-term debt related to the 1.25% Notes.
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
Cash interest expense related to the 2% Notes was $0.3 million and $1.0 million in the three months ended March 31, 2017 and 2016, respectively. Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $0.7 million and $2.0 million in the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, the Company included $60.4 million on its balance sheet in long-term debt related to the 2% Notes.

Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2017 and 2016, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2017	2016
2.00% Convertible Senior Notes	1,442,433	4,327,257
1.25% Convertible Senior Notes	5,910,954	—
Unvested restricted stock units	1,023,386	1,150,720
Outstanding options	3,571,559	3,594,297
Total dilutive common share equivalents	11,948,332	9,072,274

Note 8. Accounts Receivable, Net
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
Customers that represented greater than 10% of gross accounts receivable as of March 31, 2017 and December 31, 2016 were as follows:

	As of
	March 31, 2017	December 31, 2016
Amgen, Inc.	10%	16%
Ypsomed Distribution AG	28%	19%
The components of accounts receivable are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Trade receivables	$43,348	$31,714
Allowance for doubtful accounts	(2,700)	(2,911)
Total accounts receivable, net	$40,648	$28,803

Note 9. Inventories, Net
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of March 31, 2017 and December 31, 2016. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.

The components of inventories are as follows:

	As of
(in thousands)	March 31, 2017	December 31, 2016
Raw materials	$2,284	$1,911
Work-in-process	12,925	15,681
Finished goods, net	19,124	17,922
Total inventories	$34,333	$35,514

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
The Company recorded $2.1 million of other intangible assets in 2015 as a result of the July 2015 acquisition of its Canadian distribution business. The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset over the estimated lives, based on the expected cash flows of the assets.
The Company adopted ASU 2016-19 on January 1, 2017 and as a result reclassified $1.5 million of internal-use software from property and equipment to other intangible assets as of December 31, 2016.
The components of other intangible assets are as follows:

	As of
	March 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships, net(1)	$2,011	$(1,524)	$487	$1,994	$(1,466)	$528
Internal-use software	4,471	(2,750)	1,721	4,064	(2,551)	1,513
Total intangible assets	$6,482	$(4,274)	$2,208	$6,058	$(4,017)	$2,041
____________________________________

(1)	Includes foreign currency translation loss of approximately $0.1 million.
Amortization expense for intangible assets was approximately $0.3 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software (1)	Total
2017 (remaining)	$138	$506	$644
2018	157	466	623
2019	131	178	309
2020	61	7	68
Total	$487	$1,157	$1,644

____________________________________

(1)	Excludes software in-process of development that is not currently being amortized.
As of March 31, 2017, the weighted average amortization period of the Company’s intangible assets is approximately 2.5 years.

Note 11. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

(in thousands)	March 31, 2017	December 31, 2016
Employee compensation and related costs	$15,051	$21,999
Professional and consulting services	7,300	6,753
Supplier charges	1,893	2,886
Warranty	1,705	1,642
Other	5,890	7,948
Total accrued expenses and other current liabilities	$31,839	$41,228
Product Warranty Costs
The Company provides a four-year warranty on its PDMs sold in the United States and a five-year warranty on its PDMs sold in Canada and may replace any Omnipod Systems that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Warranty expense is recorded in cost of goods sold on the statement of operations. Cost to service the claims reflects the current product cost which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Balance at the beginning of the period	$4,388	$4,152
Warranty expense	1,463	1,028
Warranty claims settled	(1,289)	(1,020)
Balance at the end of the period	$4,562	$4,160

(in thousands)	March 31, 2017	December 31, 2016
Composition of balance:
Short-term	$1,705	$1,642
Long-term	2,857	2,746
	$4,562	$4,388

Note 12. Commitments and Contingencies
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
Operating Leases

The Company leases facilities in Massachusetts, California, Tennessee, Canada and China. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The leases expire in November 2022 and contain escalating payments over the life of the lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, California and Tennessee containing a total of approximately 11,000 square feet under leases expiring from May 2017 to January 2020.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered ASC 840-20, Leases in accounting for these lease provisions. Rental expense under operating leases was $0.6 million for each of the three months ended March 31, 2017 and 2016.
The aggregate future minimum lease payments related to these leases as of March 31, 2017 are as follows:

(in thousands) Years Ending December 31,	Minimum Lease Payments
2017 (remaining)	$2,065
2018	2,684
2019	2,681
2020	2,402
2021	2,383
Thereafter	2,131
Total	$14,346
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

Note 13. Equity
The Company accounts for stock-based compensation under the provisions of ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires all share-based payments to employees and directors, including grants of stock options and restricted stock units, to be recognized in the income statement based on their fair values. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
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
The following table reflects the Company's stock-based compensation expense related to share-based awards recognized in the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Unamortized Expense	Weighted Average Remaining Contractual Life (Years)
($ in thousands)	2017	2016	At March 31, 2017
Stock options	$2,779	$2,321	$23,067	2.7
Restricted stock units	4,237	2,950	33,359	2.3
Employee stock purchase plan	108	—	72	0.2
Total	$7,124	$5,271	$56,498
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. As of March 31, 2017, 3,441,215 shares remain available for future issuance under the 2007 Plan.
The Company awarded 34,500 shares of performance-based incentive stock options in the three months ended March 31, 2017. There were no shares of performance-based incentive stock options awarded in the three months ended March 31, 2016. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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
The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model.
The following summarizes the activity under the Company’s stock option plans during the three months ended March 31, 2017:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($ in 000s)	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2016	3,441,303	$32.27
Granted	416,244	45.19
Exercised(1)	(260,290)	24.34	$4,882
Canceled	(25,698)	33.85
Balance, March 31, 2017	3,571,559	$34.35	$32,610	8.2
Vested, March 31, 2017(2)	1,540,298	$33.17	$15,447	7.5
Vested and expected to vest, March 31, 2017(2)(3)	3,275,247		$30,325

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the three months ended March 31, 2017 and 2016 was $4.9 million and $0.8 million, respectively.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of March 31, 2017, and the exercise price of the underlying options.

(3)
Represents the number of vested options as of March 31, 2017, plus the number of unvested options expected to vest as of March 31, 2017, based on the unvested options outstanding at March 31, 2017 adjusted for the estimated forfeiture.

Restricted Stock Units
In the three months ended March 31, 2017, the Company awarded 330,619 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 105,476 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved, the Company recognized stock compensation expense of $1.0 million in the three months ended March 31, 2017 as it expects a portion of the performance-based restricted stock units granted in 2016 and 2017 will be earned based on its evaluation of the performance criteria at December 31, 2017 and December 31, 2019, respectively. An additional $0.2 million of stock compensation expense was recognized in the three months ended March 31, 2017 for performance-based restricted stock units for which the performance criteria has been achieved. The restricted stock units were granted under the 2007 Plan and generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted during the three months ended March 31, 2017 have a weighted average fair value of $46.22 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $15.3 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $3.0 million and $2.3 million in the three months ended March 31, 2017 and 2016, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units during the three months ended March 31, 2017:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2016	962,219	$31.14
Granted	330,619	46.22
Vested	(266,495)	32.03
Forfeited	(2,957)	33.17
Balance, March 31, 2017	1,023,386	$35.77
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
The Company follows the provisions of ASC 740-10, Income Taxes (“ASC 740-10”) on accounting for uncertainty in income taxes recognized in its financial statements. ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes estimated interest and penalties for uncertain tax positions in income tax expense.
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
At March 31, 2017 and December 31, 2016, the Company provided a full valuation allowance against its domestic net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded, because it is more likely than not that the future tax benefit will be realized.
Income tax expense was $0.1 million for each of the three months ended March 31, 2017 and 2016. Income tax expense for both periods was primarily driven by income denominated in foreign jurisdictions, mainly Canada.
The Company had no unrecognized tax benefits at March 31, 2017.

15. Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that their Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offerings primarily consists of the Omnipod System and drug delivery. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that they operate as one segment.
Worldwide revenue for the Company's products is categorized as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
U.S. Omnipod	$59,655	$50,712
International Omnipod	25,144	15,380
Drug Delivery	16,914	15,121
Total	$101,713	$81,213
Geographic information about revenue, based on the region of the customer's shipping location, is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
United States	$76,569	$65,833
All other	25,144	15,380
Total	$101,713	$81,213
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in thousands)	March 31, 2017	December 31, 2016
United States	$43,238	$19,341
China	22,203	25,431
Other	71	197
Total	$65,512	$44,969

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

•	product liability lawsuits that may be brought against us;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the Omnipod System or the products of our competitors;

•	potential future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the Omnipod System;

•	the concentration of substantially all of our manufacturing operations at a single location in China and substantially all of our inventory at a single location in Massachusetts;

•	our ability to effectively manage the construction of our planned manufacturing facility in the U.S.;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the expansion of our distribution network;

•	our ability to successfully maintain effective internal control over financial reporting;

•	the volatility of the price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our 2% Convertible Senior Notes due June 15, 2019 and 1.25% Convertible Senior Notes due September 15, 2021;

•	potential indemnification obligations in connection with the disposition of our former Neighborhood Diabetes supplies business;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
The factors discussed above are not intended to be a complete statement of all risks and uncertainties and should be evaluated with all other risks described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 28, 2017 in the section entitled “Risk Factors,” and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
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
In addition to using the Omnipod System for insulin delivery, we also partner with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.

In June 2011, we acquired Neighborhood Diabetes. Through Neighborhood Diabetes, we provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and had the ability to process claims as either durable medical equipment or through pharmacy benefits. In February 2016, we sold Neighborhood Diabetes to Liberty Medical. Additional information regarding the sale of Neighborhood Diabetes is provided in note 3 to the consolidated financial statements included in this Form 10-Q.
First quarter 2017 Revenue Results:

•	Total revenue of $101.7 million

◦	U.S. Omnipod revenue of $59.7 million

◦	International Omnipod revenue of $25.1 million

◦	Drug Delivery revenue of $16.9 million
Our long-term financial objective is to achieve and sustain profitable growth. Our efforts in 2017 are primarily focused on the expansion of our customer base in the United States and internationally, increasing our gross profit and product development. Achieving these objectives is expected to require additional investments in certain personnel and initiatives, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near-term objectives will have a positive impact on our financial condition in the future.
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

Results of Operations
This section discusses our consolidated results of operations for the first quarter of 2017 compared to the first quarter of 2016, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

(Unaudited)	Three Months Ended March 31,
(in Thousands)	2017	2016	Change $	Change %
Revenue:
U.S. Omnipod	$59,655	$50,712	$8,943	18%
International Omnipod	25,144	15,380	9,764	63%
Drug Delivery	16,914	15,121	1,793	12%
Total Revenue	101,713	81,213	20,500	25%
Cost of revenue	42,315	37,162	5,153	14%
Gross profit	59,398	44,051	15,347	35%
Gross margin	58.4%	54.2%
Operating expenses:
Research and development	17,500	12,989	4,511	35%
Sales and marketing	28,095	24,022	4,073	17%
General and administrative	19,111	14,739	4,372	30%
Total operating expenses	64,706	51,750	12,956	25%
Operating loss	(5,308)	(7,699)	(2,391)	(31)%
Interest expense, net	4,573	2,926	(1,647)	(56)%
Loss from continuing operations before income taxes	(9,881)	(10,625)	(744)	(7)%
Income tax expense	96	64	32	50%
Net loss from continuing operations	(9,977)	(10,689)	(712)	(7)%
Loss from discontinued operations, net of tax	—	(1,792)	(1,792)	(100)%
Net loss	$(9,977)	$(12,481)	$(2,504)	(20)%
Revenue
Our total revenue increased to $101.7 million, up $20.5 million, or 25%, in the first quarter of 2017 compared to the first quarter of 2016, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $59.7 million, up $8.9 million, or 18%, primarily due to growth in our installed base of Omnipod users as we continue to expand awareness of the Omnipod System. Our International Omnipod revenue increased to $25.1 million, up $9.8 million, or 63%, primarily due to growth in distributor sales from continued adoption in existing and newer markets such as France. Our drug delivery revenue increased to $16.9 million, up $1.8 million, or 12%, due to strong growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.
For the year ending December 31, 2017, we expect strong revenue growth across all of our product lines as we continue our expansion in the U.S. and internationally.
Cost of Revenue
Cost of revenue increased to $42.3 million, up $5.2 million, or 14%, in the first quarter of 2017 compared to the same period in 2016, reflecting an increase in sales volumes, partially offset by improvements in supply chain operations.
Gross Margin
Gross margin increased to 58%, up approximately 4 points in the first quarter of 2017 compared to the same period in 2016. The margin increase was primarily due to improvements in supply chain operations.
For the year ending December 31, 2017, we expect gross margin to increase primarily due to improvements in supply chain operations.
Research and Development
Research and development expenses increased to $17.5 million, up $4.5 million, or 35%, for the three month period ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to an increase in expenses related to our development projects, including our mobile application development which involves interaction with continuous glucose monitoring technology, artificial pancreas program and development efforts with Eli Lilly and Company for the use of concentrated insulin for patients with higher insulin-resistance and other Omnipod System product improvement initiatives.
For the year ending December 31, 2017, we expect overall research and development spending to increase due to the development efforts on our on-going projects described above.
Sales and Marketing
Sales and marketing expenses increased to $28.1 million, up $4.1 million, or 17%, for the three month period ended March 31, 2017 compared to the same period in 2016. This increase was primarily attributable to increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel.
We expect sales and marketing expenses in the year ending December 31, 2017 to increase due to the expansion of our sales force, customer support and market access personnel.
General and Administrative
General and administrative expenses increased to $19.1 million, up $4.4 million, or 30%, for the three month period ended March 31, 2017 compared to the same period in 2016. This increase was primarily attributable to increased personnel-related costs and fees paid for external consultants to support the growth in our business.
For the year ending December 31, 2017, we expect overall general and administrative expenses to increase as we continue to grow the business and make investments in our operating structure to support this continued growth.
Interest Expense, Net
Interest expense, net increased to $4.6 million, up $1.6 million, or 56%, for the three month period ended March 31, 2017 compared to the same period in 2016. The increase is primarily due to additional interest expense, including cash and non-cash interest, associated with the issuance of the 1.25% Notes issued in September 2016. This was partially offset by lower interest expense associated with the repurchase of $134.2 million in principal of the 2% Notes in September 2016.
Income Tax Expense
For each of the three months ended March 31, 2017 and 2016, income tax expense was $0.1 million. Additional information regarding income tax expense is provided in note 14 to the consolidated financial statements.
Loss from Discontinued Operations, Net of Tax
The loss from discontinued operations was $1.8 million for the three months ended March 31, 2016. We sold the Neighborhood Diabetes business in February 2016.

Liquidity and Capital Resources
As of March 31, 2017, we had $76.0 million in cash and cash equivalents and $178.0 million in short-term investments. We believe that our current liquidity, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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
Convertible Debt
In September 2016, we issued and sold $345.0 million in principal amount of 1.25% Convertible Senior Notes due September 2021 ("1.25% Notes"). The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment was paid in March 2017. The 1.25% Notes are convertible into our common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
Cash interest expense related to the 1.25% Notes was $1.1 million in the three months ended March 31, 2017. Non-cash interest expense related to the 1.25% Notes of $3.3 million was comprised of the amortization of the debt discount and debt issuance costs in the three months ended March 31, 2017.
In June 2014, we issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 ("2% Notes"). The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 2% Notes are convertible into our common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances.
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
Cash interest expense related to the 2% Notes was $0.3 million and $1.0 million in the three months ended March 31, 2017 and 2016, respectively. Non-cash interest expense related to the 2% Notes of $0.7 million and $2.0 million was comprised of the amortization of the debt discount and debt issuance costs in the three months ended March 31, 2017 and 2016, respectively.
Additional information regarding our debt issuances is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash (used in) provided by:
Operating activities	$(21,835)	$(10,517)
Investing activities	(42,286)	1,454
Financing activities	2,927	(2,184)
Effect of exchange rate changes on cash	58	210
Net decrease in cash and cash equivalents	$(61,136)	$(11,037)
Operating Activities
Our net cash used in operating activities for the three months ended March 31, 2017 was $21.8 million compared to net cash used in operating activities of $10.5 million in the same period of 2016. The increase was primarily due to timing of customer collections and vendor cash disbursements.
Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2017 was $42.3 million compared to $1.5 million in net cash provided by investing activities in the same period of 2016. In the three months ended March 31, 2017, we invested $16.6 million into short-term investments (net of proceeds from redemptions and sales). There were no such investments in the same period of 2016. In addition, the increase in investing activities relates to higher capital purchases of $25.7 million for the three months ended March 31, 2017 compared to $3.2 million in the same period in 2016, primarily associated with investments in supply chain operations including approximately $18 million for equipment in process of construction to support our U.S. manufacturing initiatives.
Financing Activities

Our net cash provided by financing activities for the three months ended March 31, 2017 was $2.9 million compared to $2.2 million in net cash used in financing activities in the same period of 2016. The increase was primarily attributable to higher proceeds from the exercise of stock options in the period.
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
Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in note 12 to the consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet financing arrangements.
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
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2017. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of March 31, 2017, we had outstanding debt recorded on our consolidated balance sheet of $336.8 million, net of our deferred financing costs and unamortized debt discount totaling $75.3 million, related to our 2% and 1.25% Notes. As the interest rates are fixed, changes in interest rates do not affect the value of our debt.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings is provided in note 12 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1	Form of Vice President Restricted Stock Unit Agreement with Performance Component under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

10.2	Form of Employee Restricted Stock Unit Agreement with Performance Component under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

10.3	Form of Executive Officer 3 Year Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

10.4	Form of Vice President 3 Year Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

10.5	Form of Executive Officer Cliff Vesting Performance Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

10.6	Form of International 3 Year Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

10.7	Form of Executive Officer 3 Year Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

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

INSULET CORPORATION (Registrant)

Date:	May 8, 2017	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2017	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)