Form 10-Q
period 2017-06-30
INSULET CORP
filed 2017-08-04
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2017, the registrant had 58,059,598 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
June 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$73,488	$137,174
Short-term investments	185,117	161,396
Accounts receivable, net	37,753	28,803
Inventories, net	33,956	35,514
Prepaid expenses and other current assets	8,431	7,073
Total current assets	338,745	369,960
Property and equipment, net	75,878	44,753
Other intangible assets, net	3,386	2,041
Goodwill	39,759	39,677
Other assets	1,559	216
Total assets	$459,327	$456,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,243	$13,160
Accrued expenses and other current liabilities	34,648	41,228
Deferred revenue	1,127	1,309
Total current liabilities	48,018	55,697
Long-term debt, net of discount	340,836	332,768
Other long-term liabilities	5,748	5,032
Total liabilities	394,602	393,497
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2017 and December 31, 2016. Issued and outstanding: zero shares at June 30, 2017 and December 31, 2016.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at June 30, 2017 and December 31, 2016. Issued and outstanding: 58,044,088 and 57,457,967 shares at June 30, 2017 and December 31, 2016, respectively.	58	57
Additional paid-in capital	763,364	744,243
Accumulated other comprehensive loss	(529)	(726)
Accumulated deficit	(698,168)	(680,424)
Total stockholders’ equity	64,725	63,150
Total liabilities and stockholders’ equity	$459,327	$456,647

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$109,756	$87,330	$211,469	$168,543
Cost of revenue	45,117	36,873	87,432	74,035
Gross profit	64,639	50,457	124,037	94,508
Operating expenses:
Research and development	18,029	12,953	35,529	25,942
Sales and marketing	29,475	22,950	57,570	46,972
General and administrative	20,493	15,842	39,604	30,581
Total operating expenses	67,997	51,745	132,703	103,495
Operating loss	(3,358)	(1,288)	(8,666)	(8,987)
Interest expense	4,796	3,127	9,803	6,223
Other income (expense), net	488	129	922	299
Interest expense and other income, net	4,308	2,998	8,881	5,924
Loss from continuing operations before income taxes	(7,666)	(4,286)	(17,547)	(14,911)
Income tax expense	101	65	197	129
Net loss from continuing operations	(7,767)	(4,351)	(17,744)	(15,040)
Loss from discontinued operations, net of tax ($0 for each of the three months ended June 30, 2017 and 2016 and $0 and $408 for the six months ended June 30, 2017 and 2016, respectively)	—	153	—	(1,639)
Net loss	$(7,767)	$(4,198)	$(17,744)	$(16,679)
Net loss per share basic and diluted:
Net loss from continuing operations per share	$(0.13)	$(0.08)	$(0.31)	$(0.26)
Net loss from discontinued operations per share	$—	$—	$—	$(0.03)
Weighted-average number of shares used in calculating net loss per share	57,977	57,196	57,836	57,113

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(7,767)	$(4,198)	$(17,744)	$(16,679)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	186	3	264	403
Unrealized (loss) income on available-for-sale securities, net of tax	(57)	8	(67)	8
Total other comprehensive income, net of tax	129	11	197	411
Total comprehensive loss	$(7,638)	$(4,187)	$(17,547)	$(16,268)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(17,744)	$(16,679)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,707	6,845
Non-cash interest and other expense	8,067	3,992
Stock-based compensation expense	14,655	10,784
Provision for bad debts	722	1,074
Other	374	132
Changes in operating assets and liabilities:
Accounts receivable	(9,630)	3,672
Inventories	1,527	(13,099)
Prepaid expenses and other assets	(1,662)	(2,205)
Accounts payable, accrued expenses and other current liabilities	(7,408)	(1,097)
Deferred revenue	44	(1,020)
Other long-term liabilities	477	765
Net cash used in operating activities(1)	(3,871)	(6,836)
Cash flows from investing activities
Purchases of property, equipment and software(2)	(39,068)	(5,905)
Purchases of investments	(93,383)	(35,597)
Receipts from the maturity or sale of investments	68,185	—
Proceeds from divestiture of business, net	—	5,714
Net cash used in investing activities	(64,266)	(35,788)
Cash flows from financing activities
Principal payments of capital lease obligations	(269)	(3,472)
Proceeds from exercise of stock options and issuance of common stock	7,891	1,490
Payment of withholding taxes in connection with vesting of restricted stock units	(3,428)	(2,610)
Net cash provided by (used in) financing activities	4,194	(4,592)
Effect of exchange rate changes on cash	257	205
Net decrease in cash and cash equivalents	(63,686)	(47,011)
Cash and cash equivalents, beginning of period	137,174	122,672
Cash and cash equivalents, end of period	$73,488	$75,661
(1) 2016 includes activity related to discontinued operations. See Note 3 to the consolidated financial statements for discussion of discontinued operations.
(2) Cash outflows from purchases of property, equipment and software for the six months ended June 30, 2017 includes $2.0 million of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2016 and excludes $2.1 million of purchases made during the six months ended June 30, 2017 that were included in accounts payable and accrued expenses as of June 30, 2017.

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
The Company announced on July 20, 2017 its plans to assume, on July 1, 2018, the distribution, sales, marketing, training and support activities of its Omnipod System across Europe following the expiration of its global distribution agreement with Ypsomed Distribution AG ("Ypsomed') on June 30, 2018. Until the expiration of the agreement, Ypsomed will remain the distributor of the Company's Omnipod products in Europe. The Company will be required to pay to Ypsomed a per unit fee for direct sales over the 12 month period following the expiration of the global distribution agreement of its Omnipod device to former customers of Ypsomed, as defined in the distribution agreement. The Company will recognize a liability for this fee as it sells its Omnipod device to these customers during the twelve-month period beginning July 1, 2018.
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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation including the reclassification of capitalized internal-use software costs from property and equipment to other intangible assets for the year ended December 31, 2016 upon adoption of Accounting Standards Update ("ASU") 2016-19, Technical Corrections and Improvements.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense; the fair value of intangible assets acquired in businesses combinations; the valuation of inventory; the fair value of reporting units used to calculate the potential impairment of goodwill; the valuation of deferred revenue; the calculation of gains and losses, if any, on the retirement or conversion of convertible debt; the estimated useful lives of property and equipment and intangible assets; the amount of internal use software development costs that qualify for capitalization; the estimated amount, if any, of accrued contingent liabilities as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and revaluation of period-end balances denominated in currencies other than the local entity's functional currency are included in other income (expense), net, and were not material in the three and six months ended June 30, 2017 and 2016. Exposure to gains and losses from such transactions and revaluations are primarily related to Canadian dollar exchange rate fluctuations.

Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, U.S. government and agency bonds and certificates of deposit which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are amounts set aside for collateral on outstanding letters of credit, related to security deposits for lease obligations, totaling $1.2 million as of June 30, 2017 and December 31, 2016.

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
Property and equipment included $45.2 million and $39.0 million of accumulated depreciation as of June 30, 2017 and December 31, 2016, respectively.

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

Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offering primarily consists of drug delivery and the Omnipod System. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that it operates as one segment.

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
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill is tested for impairment at the enterprise level. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using either a market approach or a discounted cash flow analysis. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, the Company will record an impairment loss to the extent that the reporting unit's carrying value exceeds its implied fair value as determined in step two of the impairment test. There was no impairment of goodwill during the three and six months ended June 30, 2017 and 2016.

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
As of June 30, 2017 and December 31, 2016, the Company had deferred revenue of $2.0 million and $1.9 million, respectively, which included $0.9 million and $0.6 million classified in other long-term liabilities as of June 30, 2017 and December 31, 2016, respectively. Deferred revenue primarily relates to undelivered elements within certain of the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.

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

Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $0.9 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively, and were $2.2 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

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
The Company purchases Omnipod Systems from Flex Ltd., its single source contract manufacturer. As of each of June 30, 2017 and December 31, 2016, liabilities to this vendor represented approximately 16% of the combined balance of accounts payable, accrued expenses and other current liabilities.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amgen, Inc.	16%	16%	16%	17%
Ypsomed	20%	15%	20%	15%
RGH Enterprises, Inc.	10%	11%	10%	11%

Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	14

Convertible Debt	Note	6	Page	16

Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	18

Inventories	Note	9	Page	18

Other Intangible Assets	Note	10	Page	19

Accrued Expenses and Other Current Liabilities - Product Warranty Costs	Note	11	Page	20

Commitments and Contingencies	Note	12	Page	20

Equity: Stock-Based Compensation	Note	13	Page	21

Income Taxes	Note	14	Page	24

Recently Adopted Accounting Standards:
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements ("ASU 2016-19"). ASU 2016-19 includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance were effective immediately which did not have an impact on the Company’s consolidated financial statements.  Additional provisions in this accounting guidance are effective for the Company in the current fiscal year, including the clarification that the license of internal-use software shall be accounted for as the acquisition of an intangible asset. The standard allows for prospective or retrospective adoption and the Company has elected retrospective adoption. As a result of adoption, the Company reclassified $4.1 million of gross internal-use software costs, net of accumulated amortization of $2.6 million, from property and equipment to other intangible assets as of December 31, 2016.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 amends existing guidance and requires entities to measure most inventory at the lower of cost and net realizable value. The guidance is effective prospectively for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Upon adoption, entities must disclose the nature of and reason for the accounting change. The Company adopted ASU 2015-11 on January 1, 2017 and its adoption did not have a material impact on the consolidated financial statements.
The Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") on January 1, 2017 using the modified retrospective method. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of ASU 2016-09 resulted in the Company increasing its deferred tax assets (tax effected) by approximately $23.8 million, which is offset by a full valuation allowance. Overall, adoption of the standard did not have a material impact on the Company's consolidated financial statements.
The Company adopted ASU 2016-18, Restricted Cash (a consensus of the Emerging Issues Task Force) ("ASU 2016-18") as of January 1, 2017 using the retrospective transition method. ASU 2016-18 requires the statement of cash flows to show the changes in the total of cash, cash equivalents, and restricted cash. As the Company includes restricted cash within cash and cash equivalents on the consolidated balance sheet and discloses the carrying value of restricted cash in the notes to the consolidated financial statements, there was no impact on the statement of cash flows upon the adoption of ASU 2016-18.
Accounting Standards Issued and Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively known as ASC 606) requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Under this guidance, a company makes additional estimates regarding performance conditions and the allocation of variable consideration and must evaluate whether revenue derived from a contract should be recognized at a point in time or over time. The guidance is effective in fiscal years beginning January 1, 2018, with early adoption permitted. The Company plans to adopt the standard as of the required effective date. The new standard permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). The Company currently expects to adopt ASC 606 using the modified retrospective method.
The Company continues to evaluate the potential impact of ASC 606 on its consolidated financial statements and related disclosures. As part of the Company's assessment work to-date, the Company has formed an implementation work team, completed training on the new ASC’s revenue recognition model and is continuing its contract review and documentation, for which to date the Company has made significant progress. Over the course of 2017, the Company plans to finalize its evaluation and implement any required policy, process, and internal control changes required as a result of that evaluation. While the Company continues to assess all potential impacts of the new standard on its contracts, the Company currently understands that the adoption of ASC 606 will impact the treatment of contract acquisition and fulfillment costs as such costs will be generally capitalized and amortized over the contract life under the new standard.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating "Step 2" from the goodwill impairment test, which requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge, and, alternatively, requires an entity to measure the impairment of goodwill assigned to a reporting unit as the amount by which the carrying value of the assets and liabilities of the reporting unit, including goodwill, exceeds the reporting unit's fair value. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2017-04 but does not expect it to be material to the consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01 ("ASU 2016-01"), Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 changes the current GAAP model for the accounting of equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification (changes in fair value reported in other comprehensive income (loss)) for equity securities with readily determinable fair values. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The classification and measurement guidance will be effective in fiscal years beginning after December 15, 2017, and interim periods within those years. While the Company is continuing to evaluate the potential impact of ASU 2016-01, the Company anticipates that the new guidance may create some volatility in earnings related to changes in fair value of its short term marketable securities. The Company does not expect the adoption of ASU 2016-01 to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term.  It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. While the Company is currently evaluating the impact of ASU 2016-02, the Company currently expects that the new guidance will require an increase in the Company's long-lived assets and a corresponding increase to long-term obligations associated with leased office and warehouse space.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ("ASU 2017-09"). ASU 2017-09 specifies the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The new standard is effective for the Company on January 1, 2018 and early adoption is permitted. The Company does not believe that the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

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
In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet provided various services to Liberty Medical on an interim transitional basis. The services generally commenced on the closing date and terminated six months following the closing. Services provided by Insulet included certain information technology and back office support. The charges for such services were generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support provided Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and did not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which were reimbursed in full, were $0.4 million and $0.7 million for the three and six months ended June 30, 2016, respectively. No expenses were incurred for such transition services for the three and six months ended June 30, 2017.
Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. Omnipod System sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation were $0.0 million and $0.3 million for the three and six months ended June 30, 2016, respectively. This amount was historically reported in the Neighborhood Diabetes revenue results and is being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.
Post divestiture, Omnipod System sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.1 million and $0.4 million for the three and six months ended June 30, 2016, respectively. There were no sales of the Omnipod System to this entity in 2017.
The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the three and six months ended June 30, 2016:

(In thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Discontinued operations:
Revenue (1)	$—	$7,730
Cost of revenue	—	5,369
Gross profit	—	2,361
Total operating and other (income) expenses (2)	(153)	3,592
Income (loss) from discontinued operations before taxes	153	(1,231)
Income tax expense	—	408
Net income (loss) from discontinued operations	$153	$(1,639)

(1)	Revenue includes revenue from the operations of Neighborhood Diabetes through date of sale in February 2016.

(2)	Includes $1.3 million loss on sale of Neighborhood Diabetes for the six months ended June 30, 2016.
There were no results from discontinued operations for Neighborhood Diabetes for the three and six months ended June 30, 2017.
Depreciation and amortization expense included in discontinued operations was $0.0 million and $0.1 million for the three and six months ended June 30, 2016, respectively. There was no depreciation and amortization expense included in discontinued operations for the three and six months ended June 30, 2017.
Net operating cash flows used in discontinued operations in the six months ended June 30, 2016 were $2.0 million. There were no net operating cash flows used in discontinued operations in the six months ended June 30, 2017.

Note 4. Fair Value Measurements
The Company adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following approaches:

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

The following table provides a summary of assets that are measured at fair value as of June 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$45,528	$45,528	$—	$—
U.S. government and agency bonds	4,998	4,998	—	—
Certificates of deposit	—	—	—	—
Total cash equivalents	$50,526	$50,526	$—	$—
Short-term investments:
U.S. government and agency bonds	$108,978	$82,372	$26,606	$—
Corporate bonds	59,627	—	59,627	—
Certificates of deposit	16,512	—	16,512	—
Total short-term investments	$185,117	$82,372	$102,745	$—

December 31, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$93,467	$93,467	$—	$—
Corporate bonds	4,203	—	4,203	—
Certificates of deposit	735	—	735	—
Total cash equivalents	$98,405	$93,467	$4,938	$—
Short-term investments:
U.S. government and agency bonds	$79,093	$49,963	$29,130	$—
Corporate bonds	56,653	—	56,653	—
Certificates of deposit	25,650	—	25,650	—
Total short-term investments	$161,396	$49,963	$111,433	$—

Debt
The estimated fair value of the Company's convertible debt is based on the Level 2 quoted market prices for the same or similar issues and includes the impact of the conversion features.
The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$61,135	$81,339	$59,737	$71,909

1.25% Convertible Senior Notes	$279,701	$378,603	$273,031	$320,969

Note 5. Short-term Investments
The Company's short-term investments are classified as available-for-sale and have maturity dates that range from zero months to 15 months as of June 30, 2017. The investments are all classified as short-term as they are available for current operations. Amortized costs, gross unrealized holding gains and losses, and fair values at June 30, 2017 and

December 31, 2016 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
U.S. government and agency bonds	$109,175	$—	$(197)	$108,978
Corporate bonds	59,704	—	(77)	59,627
Certificates of deposit	16,512	—	—	16,512
Total short-term investments	$185,391	$—	$(274)	$185,117

December 31, 2016
U.S. government and agency bonds	$79,211	$—	$(118)	$79,093
Corporate bonds	56,742	—	(89)	56,653
Certificates of deposit	25,650	—	—	25,650
Total short-term investments	$161,603	$—	$(207)	$161,396
The Company had no realized gains or losses as of June 30, 2017 or December 31, 2016.

Note 6. Convertible Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Principal amount of the 2% Convertible Senior Notes	$67,084	$67,084
Principal amount of the 1.25% Convertible Senior Notes	345,000	345,000
Unamortized debt discount	(62,606)	(69,684)
Deferred financing costs	(8,642)	(9,632)
Long-term debt, net of discount	$340,836	$332,768
Interest expense related to the convertible notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Contractual coupon interest	$1,413	$1,007	$2,827	$2,013
Accretion of debt discount	3,573	1,727	7,078	3,429
Amortization of debt issuance costs	500	281	990	563
Total interest and other expense	$5,486	$3,015	$10,895	$6,005
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
Cash interest expense related to the 1.25% Notes was $1.1 million and $2.2 million in the three and six months ended June 30, 2017, respectively. Non-cash interest expense related to the 1.25% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $3.4 million and $6.7 million in the three and six months ended June 30, 2017, respectively.
As of June 30, 2017, the Company included $279.7 million on its balance sheet in long-term debt related to the 1.25% Notes.
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
In September 2016, in connection with the issuance of $345 million in principal amount of the 1.25% Notes, the Company repurchased approximately $134.2 million in principal amount of the 2% Notes for $153.6 million. The extinguishment of the 2% Notes was accounted for separately from the issuance of the 1.25% Notes as both transactions were arm's-length in nature and were not contingent upon one another. The $153.6 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. The fair value of the debt was estimated using a trinomial lattice model based on the following inputs: Company's stock price, expected volatility, term to maturity, risk-free interest rate, and dividend yield. The Company allocated $121.4 million of the payment to the debt and $32.9 million to equity.
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

Cash interest expense related to the 2% Notes was $0.3 million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively. Cash interest expense related to the 2% Notes was $0.7 million and $2.0 million in the six months ended June 30, 2017 and 2016, respectively.
Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $0.7 million and $2.0 million in the three months ended June 30, 2017 and 2016, respectively. Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $1.4 million and $4.0 million in the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, the Company included $61.1 million on its balance sheet in long-term debt related to the 2% Notes.

Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2017 and 2016, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Six Months Ended June 30,
	2017	2016
2.00% Convertible Senior Notes	1,442,433	4,327,257
1.25% Convertible Senior Notes	5,910,954	—
Unvested restricted stock units	978,683	999,186
Outstanding options	3,582,149	3,592,064
Total dilutive common share equivalents	11,914,219	8,918,507

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
Customers that represented greater than 10% of gross accounts receivable as of June 30, 2017 and December 31, 2016 were as follows:

	As of
	June 30, 2017	December 31, 2016
Amgen, Inc.	15%	16%
Ypsomed	17%	19%
The components of accounts receivable are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Trade receivables	$40,410	$31,714
Allowance for doubtful accounts	(2,657)	(2,911)
Total accounts receivable, net	$37,753	$28,803

Note 9. Inventories, Net
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of June 30,

2017 and December 31, 2016. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories are as follows:

	As of
(in thousands)	June 30, 2017	December 31, 2016
Raw materials	$2,501	$1,911
Work-in-process	19,751	15,681
Finished goods, net	11,704	17,922
Total inventories	$33,956	$35,514

Note 10. Other Intangible Assets, Net
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
The Company recorded $2.1 million of other intangible assets in 2015 as a result of the July 2015 acquisition of its Canadian distribution business. The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset over their estimated lives, based on the expected cash flows of the assets.
The Company adopted ASU 2016-19 on January 1, 2017 and, as a result, reclassified $1.5 million of net internal-use software costs from property and equipment to other intangible assets as of December 31, 2016.
The components of other intangible assets are as follows:

	As of
	June 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships, net	$2,065	$(1,612)	$453	$1,994	$(1,466)	$528
Internal-use software	5,867	(2,934)	2,933	4,064	(2,551)	1,513
Total intangible assets	$7,932	$(4,546)	$3,386	$6,058	$(4,017)	$2,041

Amortization expense for intangible assets was approximately $0.3 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense for intangible assets was approximately $0.5 million and $0.6 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software (1)	Total
2017 (remaining)	$91	$372	$463
2018	155	551	706
2019	130	262	392
2020	65	41	106
Total	$441	$1,226	$1,667

____________________________________

(1)	Excludes software in-process of development that is not currently being amortized.
As of June 30, 2017, the weighted average amortization period of the Company’s intangible assets is approximately 2.5 years.

Note 11. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

(in thousands)	June 30, 2017	December 31, 2016
Employee compensation and related costs	$18,746	$21,999
Professional and consulting services	6,172	6,753
Supplier charges	741	2,886
Warranty	1,594	1,642
Other	7,395	7,948
Total accrued expenses and other current liabilities	$34,648	$41,228
Product Warranty Costs
The Company provides a four-year warranty on its PDMs sold in the United States and a five-year warranty on its PDMs sold in Canada and may replace any Omnipod Systems that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Warranty expense is recorded in cost of revenue on the statement of operations. Cost to service the claims reflects the current product cost, which has been decreasing over time. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Balance at the beginning of the period	$4,562	$4,160	$4,388	$4,152
Warranty expense	1,135	1,112	1,641	2,139
Warranty claims settled	(880)	(978)	(1,212)	(1,997)
Balance at the end of the period	$4,817	$4,294	$4,817	$4,294

(in thousands)	June 30, 2017	December 31, 2016
Composition of balance:
Short-term	$1,594	$1,642
Long-term	3,223	2,746
Total warranty liability:	$4,817	$4,388

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
Operating Leases
The Company leases facilities in Massachusetts, California, Tennessee, United Kingdom, Canada and China. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The leases expire in November 2022 and contain escalating payments over the life of each lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, United Kingdom, California and Tennessee containing a total of approximately 11,000 square feet under leases expiring from August 2017 to January 2020.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered ASC 840-20, Leases in accounting for these lease provisions. Rental expense under operating leases was $0.7 million and $0.6 million for the three months ended June 30, 2017 and 2016. Rental expense under operating leases was $1.4 million and $1.2 million for the six months ended June 30, 2017 and 2016.
The aggregate future minimum lease payments related to these leases as of June 30, 2017 are as follows:

(in thousands) Years Ending December 31,	Minimum Lease Payments
2017 (remaining)	$1,407
2018	2,684
2019	2,681
2020	2,402
2021	2,383
Thereafter	2,131
Total	$13,688
Legal Proceedings
In December 2015, the Company received a revised audit report on behalf of the Centers for Medicare and Medicaid Services and the State of New York alleging overpayment of certain Medicaid claims to Neighborhood Diabetes.  As of December 31, 2015, the Company had determined that it was probable that a loss had been incurred and recorded an aggregate liability of $0.4 million within loss from discontinued operations, which was subsequently reduced to $0.3 million during 2016. The change in the liability was recorded in discontinued operations. In June 2017, the Company reached an agreement to settle the claim for $0.3 million, which was subsequently paid in July 2017.
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
The following table reflects the Company's stock-based compensation expense related to share-based awards recognized in the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,		Unamortized Expense	Weighted Average Remaining Contractual Life (Years)
($ in thousands)	2017	2016	2017	2016	At June 30, 2017
Stock options	$2,909	$2,473	$5,688	$4,794	$21,009	2.5
Restricted stock units	4,500	2,970	8,737	5,920	30,213	2.1
Employee stock purchase plan	122	71	230	71	248	0.4
Total	$7,531	$5,514	$14,655	$10,785	$51,470
Stock Options
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company. The 2007 Plan provides for the granting of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. As of June 30, 2017, 3,334,992 shares remain available for future issuance under the 2007 Plan.
The Company awarded 34,500 shares of performance-based incentive stock options in the six months ended June 30, 2017. There were no shares of performance-based incentive stock options awarded in the six months ended June 30, 2016. The stock options were granted under the 2007 Plan and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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
The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model.
The following summarizes the activity under the Company’s stock option plans during the six months ended June 30, 2017:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($ in 000s)	Weighted Average Remaining Contractual Life (Years)
Balance, December 31, 2016	3,441,303	$32.27
Granted	487,402	44.75
Exercised(1)	(292,701)	24.66	$5,406
Canceled	(53,855)	33.50
Balance, June 30, 2017	3,582,149	$34.57	$59,948	8.1
Vested, June 30, 2017(2)	1,734,065	$33.16	$31,475	7.4
Vested or expected to vest, June 30, 2017(2)(3)	3,330,380		$56,274

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the six months ended June 30, 2017 and 2016 was $5.4 million and $1.0 million, respectively.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of June 30, 2017, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of June 30, 2017, plus the number of unvested options expected to vest.

Restricted Stock Units
In the six months ended June 30, 2017, the Company awarded 365,336 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 109,563 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved, the Company recognized stock compensation expense of $1.2 million and $2.2 million in the three and six months ended June 30, 2017 as it expects a portion of the performance-based restricted stock units granted in 2016 and 2017 will be earned based on its evaluation of the performance criteria at December 31, 2017 and December 31, 2019, respectively. An additional $0.1 million and $0.3 million of stock compensation expense was recognized in the three and six months ended June 30, 2017, respectively, for performance-based restricted stock units for which the performance criteria has been achieved. The restricted stock units were granted under the 2007 Plan and generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted during the six months ended June 30, 2017 have a weighted average fair value of $45.78 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $16.7 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $3.2 million and $2.4 million in the three months ended June 30, 2017 and 2016, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Approximately $6.2 million and $4.8 million in the six months ended June 30, 2017 and 2016, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.

The following table summarizes the status of the Company’s restricted stock units during the six months ended June 30, 2017:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2016	962,219	$31.14
Granted	365,336	45.78
Vested	(343,105)	31.29
Forfeited	(5,767)	32.32
Balance, June 30, 2017	978,683	$36.54
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
At June 30, 2017 and December 31, 2016, the Company provided a full valuation allowance against its domestic net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded, because it is more likely than not that the future tax benefit will be realized.
Income tax expense was $0.1 million for each of the three months ended June 30, 2017 and 2016. Income tax expense was $0.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. Income tax expense for both periods was primarily driven by income generated in foreign jurisdictions, mainly Canada.
The Company had no unrecognized tax benefits at June 30, 2017.

15. Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the CODM in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer is the CODM as he is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offerings primarily consists of the Omnipod System and drug delivery. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and, as such, the Company has concluded that it operates as one segment.
Worldwide revenue for the Company's products is categorized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
U.S. Omnipod	$65,361	$56,337	$125,016	$107,050
International Omnipod	26,575	16,559	51,719	31,939
Drug Delivery	17,820	14,434	34,734	29,554
Total	$109,756	$87,330	$211,469	$168,543
Geographic information about revenue, based on the region of the customer's shipping location, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
United States	$83,181	$70,771	$159,750	$136,604
All other	26,575	16,559	51,719	31,939
Total	$109,756	$87,330	$211,469	$168,543
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in thousands)	June 30, 2017	December 31, 2016
United States	$54,228	$19,341
China	21,722	25,431
Other	61	197
Total	$76,011	$44,969

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

•
our inability to effectively assume the distribution and commercial support for our Omnipod System in Europe following the expiration of our global distribution agreement with Ypsomed on June 30, 2018;

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
The factors discussed above are not intended to be a complete statement of all risks and uncertainties and should be evaluated with all other risks described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 28, 2017 in the section entitled “Risk Factors" as updated by Item 1A "Risk Factors" herein, and in our other filings from time to time with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.
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

Highlights and Recent Developments
Assumption of Direct Distribution and Commercial Support in Europe
We announced on July 20, 2017 our plans to assume, on July 1, 2018, the distribution, sales, marketing, training and support activities of our Omnipod System across Europe following the expiration of our global distribution agreement with Ypsomed on June 30, 2018. Until the expiration of the distribution agreement, Ypsomed will remain the distributor of our Omnipod products in Europe. We do not expect that the anticipated transition will have a material impact on our financial trends for the remainder of 2017. Once we assume direct distribution and commercial support following the expiration of the distribution agreement with Ypsomed on June 30, 2018, we expect our revenue and gross margins to increase, as average customer pricing in Europe is higher than our current distributor pricing to Ypsomed. Throughout 2018, we expect to incur increased operating expenses as we invest in our European operations. In addition, we will be required to pay to Ypsomed a per unit fee for direct sales over the 12 months following the expiration of the global distribution agreement of our Omnipod device to former customers of Ypsomed, as defined in the distribution agreement. The actual amount of the fee is dependent on a number of factors, such as the European Omnipod customer installed base as of June 30, 2018, the number of customers who choose to continue to purchase Omnipod devices over the successive 12 months, and the volume of the devices sold to these customers during the 12-month period following the expiration of the distribution agreement. While the actual fee could vary significantly, assuming the continued growth of Omnipod in Europe through June 30, 2018, and limited attrition in the 12 months thereafter, we estimate that the fee could total approximately $50 million. Once European operations are established, excluding nonrecurring transition-related costs, we expect that the assumption of direct distribution will be accretive to our consolidated results of operations.

Second Quarter 2017 Revenue Results:

•	Total revenue of $109.8 million

◦	U.S. Omnipod revenue of $65.4 million

◦	International Omnipod revenue of $26.6 million

◦	Drug Delivery revenue of $17.8 million
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

Results of Operations
This section discusses our consolidated results of operations for the second quarter and the six months ended June 30, 2017 compared to the same periods of 2016, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
(in Thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
Revenue:
U.S. Omnipod	$65,361	$56,337	$9,024	16%	$125,016	$107,050	$17,966	17%
International Omnipod	26,575	16,559	10,016	60%	51,719	31,939	19,780	62%
Drug Delivery	17,820	14,434	3,386	23%	34,734	29,554	5,180	18%
Total revenue	109,756	87,330	22,426	26%	211,469	168,543	42,926	25%
Cost of revenue	45,117	36,873	8,244	22%	87,432	74,035	13,397	18%
Gross profit	64,639	50,457	14,182	28%	124,037	94,508	29,529	31%
Gross margin	58.9%	57.8%			58.7%	56.1%
Operating expenses:
Research and development	18,029	12,953	5,076	39%	35,529	25,942	9,587	37%
Sales and marketing	29,475	22,950	6,525	28%	57,570	46,972	10,598	23%
General and administrative	20,493	15,842	4,651	29%	39,604	30,581	9,023	30%
Total operating expenses	67,997	51,745	16,252	31%	132,703	103,495	29,208	28%
Operating loss	(3,358)	(1,288)	(2,070)	161%	(8,666)	(8,987)	321	(4)%
Interest expense, net	4,308	2,998	1,310	44%	8,881	5,924	2,957	50%
Loss from continuing operations before income taxes	(7,666)	(4,286)	(3,380)	79%	(17,547)	(14,911)	(2,636)	18%
Income tax expense	101	65	36	55%	197	129	68	53%
Net loss from continuing operations	(7,767)	(4,351)	(3,416)	79%	(17,744)	(15,040)	(2,704)	18%
Income (loss) from discontinued operations, net of tax	—	153	(153)	(100)%	—	(1,639)	1,639	(100)%
Net loss	$(7,767)	$(4,198)	$(3,569)	85%	$(17,744)	$(16,679)	$(1,065)	6%
Revenue
Our total revenue increased to $109.8 million, up $22.4 million, or 26%, in the second quarter of 2017 compared to the second quarter of 2016, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $65.4 million, up $9.0 million, or 16%, primarily due to growth in our installed base of Omnipod users as we continue to expand awareness of the Omnipod System. Our International Omnipod revenue increased to $26.6 million, up $10.0 million, or 60%, primarily due to growth in distributor sales from continued adoption in existing and newer markets such as France. Our drug delivery revenue increased to $17.8 million, up $3.4 million, or 23%, due to strong growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.
Our total revenue increased to $211.5 million, up $42.9 million, or 25%, in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $125.0 million, up $18.0 million, or 17%, primarily due to growth in our installed base of Omnipod users as we continue to expand awareness of the Omnipod System. Our International Omnipod revenue increased to $51.7 million, up $19.8 million, or 62%, primarily due to growth in distributor sales from continued adoption in existing and newer markets such as France. Our drug delivery revenue increased to $34.7 million, up $5.2 million, or 18%, due to strong growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.
For the year ending December 31, 2017, we expect strong revenue growth across all of our product lines as we continue our expansion in the U.S. and internationally.

Cost of Revenue
Cost of revenue increased to $45.1 million, up $8.2 million, or 22%, in the second quarter of 2017 compared to the same period in 2016 and increased to $87.4 million, up $13.4 million, or 18%, in the six months ended June 30, 2017 compared to the same period in 2016, reflecting an increase in sales volumes, partially offset by improvements in supply chain operations.
Gross Margin
Gross margin increased to 59%, up over 100 basis points in the second quarter of 2017 compared to the same period in 2016. Gross margin for the six months ended June 30, 2017 was 59% compared with 56% for the six months ended June 30, 2016. The margin increase in each period was primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe.
For the year ending December 31, 2017, we expect gross margin to increase primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe.
Research and Development
Research and development expenses increased to $18.0 million, up $5.1 million, or 39%, for the three month period ended June 30, 2017 compared to the same period in 2016 and increased to $35.5 million, up $9.6 million, or 37%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase in both periods was primarily due to an increase in expenses related to our development projects, including our mobile application development, which involves interaction with continuous glucose monitoring technology, and our artificial pancreas program.
For the year ending December 31, 2017, we expect overall research and development spending to increase due to the development efforts on our on-going projects described above.
Sales and Marketing
Sales and marketing expenses increased to $29.5 million, up $6.5 million, or 28%, for the three month period ended June 30, 2017 compared to the same period in 2016 and increased to $57.6 million, up $10.6 million, or 23%, for the six months ended June 30, 2017 compared to the same period in 2016. These increases were primarily attributable to increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel as well as increased advertising expenses associated with direct to patient marketing activities.
We expect sales and marketing expenses in the year ending December 31, 2017 to increase due to the expansion of our sales force, customer support and market access personnel, increased direct to market patient advertising and investments to support our assumption in mid-2018 of direct commercial support for Omnipod in Europe.
General and Administrative
General and administrative expenses increased to $20.5 million, up $4.7 million, or 29%, for the three month period ended June 30, 2017 compared to the same period in 2016 and increased to $39.6 million, up $9.0 million, or 30%, for the six months ended June 30, 2017 compared to the same period in 2016. This increase was primarily attributable to increased personnel-related costs and fees related to external consultants and professional service providers to support the growth in our business.
For the year ending December 31, 2017, we expect overall general and administrative expenses to increase as we continue to grow the business and make investments in our operating structure to support this continued growth.
Interest Expense, Net
Interest expense, net increased to $4.3 million, up $1.3 million, or 44%, for the three month period ended June 30, 2017 compared to the same period in 2016 and increased to $8.9 million, up $3.0 million, or 50%, for the six months ended June 30, 2017 compared to the same period in 2016. The increase in both periods is primarily due to additional interest expense, including cash and non-cash interest, associated with the issuance of the 1.25% Notes issued in September 2016. This was partially offset by lower interest expense associated with the repurchase of $134.2 million in principal of the 2% Notes in September 2016.
Income Tax Expense
For each of the three months ended June 30, 2017 and 2016, income tax expense was $0.1 million. For the six months ended June 30, 2017 and 2016, income tax expense was $0.2 million and $0.1 million, respectively. Additional information regarding income tax expense is provided in Note 14 to the consolidated financial statements.
Loss from Discontinued Operations, Net of Tax
Income from discontinued operations was $0.2 million and the loss was $1.6 million for the three and six months ended June 30, 2016, respectively, as a result of the sale of the Neighborhood Diabetes business in February 2016. There was no income or loss from discontinued operations in 2017.

Liquidity and Capital Resources
As of June 30, 2017, we had $73.5 million in cash and cash equivalents and $185.1 million in short-term investments. We believe that our current liquidity, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
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
Cash interest expense related to the 1.25% Notes was $1.1 million and $2.2 million in the three and six months ended June 30, 2017, respectively. Non-cash interest expense related to the 1.25% Notes of $3.4 million and $6.7 million was comprised of the amortization of the debt discount and debt issuance costs in the three and six months ended June 30, 2017, respectively.
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
In September 2016, in connection with the issuance of $345.0 million in principal amount of 1.25% Notes discussed above, we repurchased approximately $134.2 million in principal amount of the 2% Notes for $154.3 million, including $0.7 million of accrued interest. The $154.3 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. We allocated $121.4 million of the payment to the debt and $32.9 million to equity.
Cash interest expense related to the 2% Notes was $0.3 million and $1.0 million in the three months ended June 30, 2017 and 2016, respectively. Cash interest expense related to the 2% Notes was $0.7 million and $2.0 million in the six months ended June 30, 2017 and 2016, respectively.
Non-cash interest expense related to the 2% Notes of $0.7 million and $2.0 million was comprised of the amortization of the debt discount and debt issuance costs in the three months ended June 30, 2017 and 2016, respectively. Non-cash interest expense related to the 2% Notes of $1.4 million and $4.0 million was comprised of the amortization of the debt discount and debt issuance costs in the six months ended June 30, 2017 and 2016, respectively.
Additional information regarding our debt issuances is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.

Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2017	2016
Cash (used in) provided by:
Operating activities	$(3,871)	$(6,836)
Investing activities	(64,266)	(35,788)
Financing activities	4,194	(4,592)
Effect of exchange rate changes on cash	257	205
Net decrease in cash and cash equivalents	$(63,686)	$(47,011)

Operating Activities
Our net cash used in operating activities for the six months ended June 30, 2017 was $3.9 million compared to $6.8 million in the same period of 2016. The decrease in cash used was primarily due to a greater investment in inventories in 2016, partially offset by timing of customer collections and vendor cash disbursements.
Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2017 was $64.3 million compared to $35.8 million in the same period of 2016. Investing activities in the current period primarily consists of $25.2 million of investments in marketable securities, net of sales and maturities, and $39.1 million of capital expenditures- primarily associated with investments in supply chain operations, which include approximately $26.1 million for equipment in process of construction to support our U.S. manufacturing initiatives. Investing activities in the six months ended June 30, 2016 primarily related to investments in marketable securities of $35.6 million.
Financing Activities
Our net cash provided by financing activities for the six months ended June 30, 2017 was $4.2 million compared to net cash used of $4.6 million in the same period of 2016. The increase in cash provided was primarily attributable to higher proceeds from the exercise of stock options in the current period along with capital lease payments made in 2016 that did not continue in 2017.
Commitments and Contingencies
We lease our facilities in Massachusetts, California, Tennessee, United Kingdom, Canada and China. Our leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets.
Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 12 to the consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet financing arrangements.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2017. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements
Information with respect to recent accounting pronouncements is provided in Note 2 to the consolidated financial statements included in this Form 10-Q.

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
As of June 30, 2017, we had outstanding debt recorded on our consolidated balance sheet of $340.8 million, net of our deferred financing costs and unamortized debt discount totaling $71.2 million, related to our 2% and 1.25% Notes. As the interest rates are fixed, changes in interest rates do not affect the value of our debt.
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
Fluctuations in foreign currency rates could affect our revenue, cost of revenue and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our business, financial condition or results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 12 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Other than the risks listed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our planned assumption on July 1, 2018 of the distribution, sales, marketing, training and support activities of our Omnipod System in Europe following the expiration of our current third-party global distribution agreement creates several business and operational risks related to the future sales of our Omnipod System in Europe.

On July 20, 2017, we announced our plan to assume, on July 1, 2018, the distribution, sales, marketing, training and support activities of our Omnipod System across Europe following the expiration of our global distribution agreement with Ypsomed on June 30, 2018. Until the expiration of the agreement, Ypsomed will remain the distributor of our Omnipod products in Europe. While we do not expect this transition to materially affect our financial trends for the remainder of 2017, there could be a negative effect on our sales during the transition period if Ypsomed places more emphasis on selling its own proprietary products and other products, instead of ours, during this period, thereby reducing our sales. In addition, to retain current revenue streams after July 1, 2018, we will need to secure the existing customer installed base of Omnipod users in Europe, and there can be no assurance that we will succeed in doing so. More generally, if we are unable to effectively establish direct distribution and commercial support for the Omnipod System in Europe in a timely manner (which may include hiring employees in many of these jurisdictions), we may not be able to service the current Omnipod users in Europe and grow the business as we anticipate. We expect to incur increased operating expenses as we invest in these European operations, and it is possible that the ultimate economic benefits that we derive from these investments could be less than anticipated, or that such expected economic benefits could fail to materialize at all. Any of the foregoing risks could negatively affect our future revenues and, depending on severity, potentially cause a materially adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1	Insulet Corporation 2017 Stock Option and Incentive Plan (Incorporated by reference to our Current Report on Form 8-K, filed May 19, 2017)

10.2	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement for Directors

10.3	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement for Directors

10.4	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Incentive Stock Option Agreement for Employees

10.5	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement for Employees

10.6	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement for Employees

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date:	August 3, 2017	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

Date:	August 3, 2017	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)