Form 10-Q
period 2017-09-30
INSULET CORP
filed 2017-11-03
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2017, the registrant had 58,187,756 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
September 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$102,233	$137,174
Short-term investments	173,523	161,396
Accounts receivable, net	47,173	28,803
Inventories, net	35,054	35,514
Prepaid expenses and other current assets	8,037	7,073
Total current assets	366,020	369,960
Property and equipment, net	88,491	44,753
Other intangible assets, net	4,369	2,041
Goodwill	39,854	39,677
Other assets	1,614	216
Total assets	$500,348	$456,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,648	$13,160
Accrued expenses and other current liabilities	44,897	41,228
Deferred revenue	1,395	1,309
Total current liabilities	74,940	55,697
Long-term debt, net of discount	344,953	332,768
Other long-term liabilities	6,201	5,032
Total liabilities	426,094	393,497
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at September 30, 2017 and December 31, 2016. Issued and outstanding: zero shares at September 30, 2017 and December 31, 2016.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at September 30, 2017 and December 31, 2016. Issued and outstanding: 58,156,128 and 57,457,967 shares at September 30, 2017 and December 31, 2016, respectively.	58	57
Additional paid-in capital	774,714	744,243
Accumulated other comprehensive loss	(123)	(726)
Accumulated deficit	(700,395)	(680,424)
Total stockholders’ equity	74,254	63,150
Total liabilities and stockholders’ equity	$500,348	$456,647

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue	$121,775	$94,871	$333,244	$263,414
Cost of revenue	48,151	39,230	135,583	113,265
Gross profit	73,624	55,641	197,661	150,149
Operating expenses:
Research and development	20,141	13,734	55,670	39,676
Sales and marketing	28,718	22,147	86,288	69,119
General and administrative	22,718	17,342	62,322	47,923
Total operating expenses	71,577	53,223	204,280	156,718
Operating income (loss)	2,047	2,418	(6,619)	(6,569)
Interest expense	4,709	3,029	14,512	9,252
Other income (expense), net	556	211	1,478	510
Loss on extinguishment of long-term debt	—	2,551	—	2,551
Interest expense and other income, net	4,153	5,369	13,034	11,293
Loss from continuing operations before income taxes	(2,106)	(2,951)	(19,653)	(17,862)
Income tax expense	121	66	318	195
Net loss from continuing operations	(2,227)	(3,017)	(19,971)	(18,057)
Loss from discontinued operations, net of tax ($0 for each of the three months ended September 30, 2017 and 2016 and $0 and $408 for the nine months ended September 30, 2017 and 2016, respectively)	—	(64)	—	(1,703)
Net loss	$(2,227)	$(3,081)	$(19,971)	$(19,760)
Net loss per share basic and diluted:
Net loss from continuing operations per share	$(0.04)	$(0.05)	$(0.34)	$(0.32)
Net loss from discontinued operations per share	$—	$—	$—	$(0.03)
Weighted-average number of shares used in calculating net loss per share	58,100	57,341	57,925	57,189

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(2,227)	$(3,081)	$(19,971)	$(19,760)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	329	(102)	594	302
Unrealized gain (loss) income on available-for-sale securities, net of tax	76	(43)	9	(35)
Total other comprehensive income (loss), net of tax	405	(145)	603	267
Total comprehensive loss	$(1,822)	$(3,226)	$(19,368)	$(19,493)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities
Net loss	$(19,971)	$(19,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	10,533	10,474
Non-cash interest and other expense	12,185	6,117
Stock-based compensation expense	23,551	16,850
Loss on extinguishment of long-term debt	—	2,551
Provision for bad debts	1,502	1,889
Other	519	139
Changes in operating assets and liabilities:
Accounts receivable	(19,757)	2,994
Inventories	428	(21,287)
Prepaid expenses and other assets	(1,290)	(3,268)
Accounts payable, accrued expenses and other current liabilities	10,502	(632)
Deferred revenue	537	(982)
Other long-term liabilities	668	756
Net cash provided by (used in) operating activities(1)	19,407	(4,159)
Cash flows from investing activities
Purchases of property, equipment and software(2)	(47,813)	(19,205)
Purchases of investments	(115,056)	(76,241)
Receipts from the maturity or sale of investments	101,384	8,905
Proceeds from divestiture of business, net	—	5,714
Net cash used in investing activities	(61,485)	(80,827)
Cash flows from financing activities
Principal payments of capital lease obligations	(269)	(4,727)
Proceeds from issuance of convertible notes, net of issuance costs	—	333,904
Repayment of convertible notes	—	(153,628)
Proceeds from exercise of stock options and issuance of common stock	10,735	4,848
Payment of withholding taxes in connection with vesting of restricted stock units	(3,816)	(2,839)
Net cash provided by financing activities	6,650	177,558
Effect of exchange rate changes on cash	487	158
Net (decrease) increase in cash and cash equivalents	(34,941)	92,730
Cash and cash equivalents, beginning of period	137,174	122,672
Cash and cash equivalents, end of period	$102,233	$215,402
(1) 2016 includes activity related to discontinued operations. See Note 3 to the consolidated financial statements for discussion of discontinued operations.
(2) Cash outflows from purchases of property, equipment and software for the nine months ended September 30, 2017 includes $2.0 million of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2016 and excludes $10.7 million of purchases made during the nine months ended September 30, 2017 that were included in accounts payable and accrued expenses as of September 30, 2017.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2017, or for any other subsequent interim period.
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

Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and revaluation of period-end balances denominated in currencies other than the local entity's functional currency are included in other income (expense), net, and were not material in the three and nine months ended September 30, 2017 and 2016. Exposure to gains and losses from such transactions and revaluations are primarily related to Canadian dollar exchange rate fluctuations.

Cash and Cash Equivalents
For the purpose of financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds and certificates of deposit which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on an outstanding letter of credit, related to a security deposit for a lease obligation, totaling $0.5 million as of September 30, 2017 and $1.2 million as of December 31, 2016.

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
Property and equipment included $49.0 million and $39.0 million of accumulated depreciation as of September 30, 2017 and December 31, 2016, respectively.

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
As the Company operates in one segment, the Company has considered whether that segment contains multiple reporting units. The Company has concluded that there is a single reporting unit as the Company does not have segment managers and discrete financial information below consolidated results is not reviewed on a regular basis. Based on this conclusion, goodwill is tested for impairment at the enterprise level. The Company has the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of its sole reporting unit is less than its carrying amount. This qualitative analysis is used as a basis for determining whether it is necessary to perform the two-step goodwill impairment analysis. If the Company determines that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step compares the carrying value of the reporting unit to its fair value using either a market approach or a discounted cash flow analysis. If the carrying value of the reporting unit, including goodwill, exceeds its fair value, the Company will record an impairment loss to the extent that the reporting unit's carrying value exceeds its implied fair value as determined in step two of the impairment test. There was no impairment of goodwill during the three and nine months ended September 30, 2017 and 2016.

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

•	Revenue is recognized when title and risk and rewards of ownership have transferred to the customer.

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
As of September 30, 2017 and December 31, 2016, the Company had deferred revenue of $2.6 million and $1.9 million, respectively, which included $1.2 million and $0.6 million classified in other long-term liabilities as of September 30, 2017 and December 31, 2016, respectively. Deferred revenue primarily relates to undelivered elements within certain of the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.

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

Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $1.3 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively, and were $3.5 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively.

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
The Company purchases Omnipod Systems from Flex Ltd., its single source contract manufacturer. As of each of September 30, 2017 and December 31, 2016, liabilities to this vendor represented approximately 21% and 16%, respectively, of the combined balance of accounts payable, accrued expenses and other current liabilities.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amgen, Inc.	16%	17%	16%	17%
Ypsomed	23%	16%	21%	15%
RGH Enterprises, Inc.	11%	10%	10%	10%

Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	14

Convertible Debt	Note	6	Page	16

Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	18

Inventories	Note	9	Page	19

Other Intangible Assets	Note	10	Page	19

Accrued Expenses and Other Current Liabilities - Product Warranty Costs	Note	11	Page	20

Commitments and Contingencies	Note	12	Page	21

Equity: Stock-Based Compensation	Note	13	Page	22

Income Taxes	Note	14	Page	25

Recently Adopted Accounting Standards:
In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements ("ASU 2016-19"). ASU 2016-19 includes numerous technical corrections and clarifications to GAAP that are designed to remove inconsistencies in the board’s accounting guidance. Several provisions in this accounting guidance were effective immediately and did not have an impact on the Company’s consolidated financial statements. Additional provisions in this accounting guidance are effective for the Company in the current fiscal year, including the clarification that the license of internal-use software shall be accounted for as the acquisition of an intangible asset. The standard allows for prospective or retrospective adoption and the Company has elected retrospective adoption. As a result of adoption, the Company reclassified $4.1 million of gross internal-use software costs, net of accumulated amortization of $2.6 million, from property and equipment to other intangible assets as of December 31, 2016.
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
Accounting Standards Issued and Not Yet Adopted:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively known as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under this guidance, an entity makes additional estimates regarding performance conditions and the allocation of variable consideration and must evaluate whether revenue derived from a contract should be recognized at a point in time or over time. The guidance is effective in fiscal years beginning January 1, 2018, with early adoption permitted. The Company plans to adopt the standard as of the required effective date using the modified retrospective method. Under this method, the new guidance is applied to contracts that are not yet completed as of the date of adoption with the cumulative effect of initially applying the guidance recognized through accumulated deficit at the date of initial application.
The Company continues to evaluate the potential impact of ASC 606 on its consolidated financial statements and related disclosures. As part of the Company's assessment work to date, the Company has formed an implementation work team, completed training on the ASC 606 revenue recognition model and is continuing to review and finalize its conclusions relative to its contracts with customers. For the remainder of 2017, the Company plans to finalize its evaluation and implement any required policy, process, and internal control changes required as a result of that evaluation.
While the Company continues to assess all potential impacts of the new standard on its consolidated financial statements, the Company currently expects that the adoption of ASC 606 will accelerate the timing of revenue recognition relative to a portion of its drug delivery product line whereby revenue will be recognized as the product is produced pursuant to the customer’s firm purchase commitments (as opposed to at a point in time when the product is shipped to the customer) as the Company has an enforceable right to payment for performance completed to date and the inventory has no alternative use. Upon the adoption of ASC 606 using the modified retrospective method on January 1, 2018, the Company expects to record an adjustment to accumulated deficit for the amount that would have been recognized in 2017 under the new guidance and would not have been recognized until shipment of the product in 2018 under the current guidance. In addition to the aforementioned impact on drug delivery revenue, the adoption of ASC 606 will impact the treatment of contract acquisition costs such as commissions, which will be capitalized and amortized over the expected period of benefit. Upon adoption, the Company expects to increase its current and other assets for the net value of commissions paid prior to adoption less amortization to date. The new standard will also require an enhanced level of disclosures in the Company’s quarterly and annual consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating "Step 2" from the goodwill impairment test, which requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge, and alternatively, requires an entity to measure the impairment of goodwill assigned to a reporting unit as the amount by which the carrying value of the assets and liabilities of the reporting unit, including goodwill, exceeds the reporting unit's fair value. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2017-04 but does not expect it to be material to the consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. ("ASU 2017-12"). ASU 2017-12 updates the current hedge accounting guidance with the objective of improving the financial reporting of hedging activities by better portraying the economic results of an entity's risk management activities in its financial statements. The new guidance is effective for the Company on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on its consolidated financial statements.

Note 3. Discontinued Operations
In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical for approximately $6.2 million in cash, which included $1.2 million of closing adjustments finalized in June 2016 and paid by Liberty Medical. The results of operations, assets, and liabilities of Neighborhood Diabetes are classified as discontinued operations for all periods presented, except for certain corporate overhead costs which remain in continuing operations.
In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which Insulet provided various services to Liberty Medical on an interim transitional basis. The services generally commenced on the closing date and terminated six months following the closing. Services provided by Insulet included certain information technology and back office support. The charges for such services were generally intended to allow the service provider to recover all out-of-pocket costs. Billings by Insulet under the transition services agreement were recorded as a reduction of the costs to provide the respective service in the applicable expense category in the consolidated statements of operations. This transitional support provided Liberty Medical the time required to establish its stand-alone processes for such activities that were previously provided by Insulet as described above and did not constitute significant continuing support of Liberty Medical's operations. Total expenses incurred for such transition services, which were reimbursed in full, were $0.1 million and $0.8 million for the three and nine months ended September 30, 2016, respectively. No expenses were incurred for such transition services for the three and nine months ended September 30, 2017.
Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. Omnipod System sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation were $0.0 million and $0.3 million for the three and nine months ended September 30, 2016, respectively. This amount was historically reported in the Neighborhood Diabetes revenue results and is being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical.
Post divestiture, Omnipod System sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.0 million and $0.4 million for the three and nine months ended September 30, 2016, respectively. There were no sales of the Omnipod System to this entity in 2017.
The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the three and nine months ended September 30, 2016:

(In thousands)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Discontinued operations:
Revenue (1)	$—	$7,730
Cost of revenue	133	5,502
Gross profit	(133)	2,228
Total operating, interest and other (income) expenses (2)	(69)	3,523
Loss from discontinued operations before taxes	(64)	(1,295)
Income tax expense	—	408
Net loss from discontinued operations	$(64)	$(1,703)

(1)	Revenue includes revenue from the operations of Neighborhood Diabetes through date of sale in February 2016.

(2)	Includes $1.3 million loss on sale of Neighborhood Diabetes for the nine months ended September 30, 2016.
There were no results from discontinued operations for Neighborhood Diabetes for the three and nine months ended September 30, 2017.
Depreciation and amortization expense included in discontinued operations was $0.0 million and $0.1 million for the three and nine months ended September 30, 2016, respectively. There was no depreciation and amortization expense included in discontinued operations for the three and nine months ended September 30, 2017.
Net operating cash flows used in discontinued operations in the nine months ended September 30, 2016 were $2.0 million. There were no net operating cash flows used in discontinued operations in the nine months ended September 30, 2017.

Note 4. Fair Value Measurements
The Company applies ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) related to the fair value measurement of certain of its assets and liabilities. ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following approaches:

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

The following table provides a summary of assets that are measured at fair value as of September 30, 2017 and December 31, 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2017
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$45,343	$45,343	$—	$—
Total cash equivalents	$45,343	$45,343	$—	$—
Short-term investments:
U.S. government and agency bonds	$113,294	$92,344	$20,950	$—
Corporate bonds	47,625	—	47,625	—
Certificates of deposit	12,604	—	12,604	—
Total short-term investments	$173,523	$92,344	$81,179	$—

December 31, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$93,467	$93,467	$—	$—
Corporate bonds	4,203	—	4,203	—
Certificates of deposit	735	—	735	—
Total cash equivalents	$98,405	$93,467	$4,938	$—
Short-term investments:
U.S. government and agency bonds	$79,093	$49,963	$29,130	$—
Corporate bonds	56,653	—	56,653	—
Certificates of deposit	25,650	—	25,650	—
Total short-term investments	$161,396	$49,963	$111,433	$—

Debt
The estimated fair value of the Company's convertible debt is based on the Level 2 quoted market prices for the same or similar issues and includes the impact of the conversion features.
The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$61,849	$84,097	$59,737	$71,909

1.25% Convertible Senior Notes	$283,104	$391,196	$273,031	$320,969

Note 5. Short-term Investments
The Company's short-term investments are classified as available-for-sale and have maturity dates that range from zero months to 12.5 months as of September 30, 2017. The investments are all classified as short-term as they are available for current operations. Amortized costs, gross unrealized holding gains and losses, and fair values at September 30,

2017 and December 31, 2016 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
U.S. government and agency bonds	$113,456	$—	$(162)	$113,294
Corporate bonds	47,660	1	(37)	47,624
Certificates of deposit	12,605	—	—	12,605
Total short-term investments	$173,721	$1	$(199)	$173,523

December 31, 2016
U.S. government and agency bonds	$79,211	$—	$(118)	$79,093
Corporate bonds	56,742	—	(89)	56,653
Certificates of deposit	25,650	—	—	25,650
Total short-term investments	$161,603	$—	$(207)	$161,396
The Company had no realized gains or losses as of September 30, 2017 or December 31, 2016.

Note 6. Convertible Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Principal amount of the 2% Convertible Senior Notes	$67,084	$67,084
Principal amount of the 1.25% Convertible Senior Notes	345,000	345,000
Unamortized debt discount	(58,994)	(69,684)
Deferred financing costs	(8,137)	(9,632)
Long-term debt, net of discount	$344,953	$332,768
Interest expense related to the convertible notes was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Contractual coupon interest	$1,449	$1,041	$4,276	$3,054
Accretion of debt discount	3,612	1,901	10,690	5,330
Amortization of debt issuance costs	505	222	1,495	785
Loss on extinguishment of long-term debt	—	2,551	—	2,551
Total interest and other expense	$5,566	$5,715	$16,461	$11,720
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
Cash interest expense related to the 1.25% Notes was $1.1 million and $3.3 million in the three and nine months ended September 30, 2017, respectively. Non-cash interest expense related to the 1.25% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $3.4 million and $10.1 million in the three and nine months ended September 30, 2017, respectively.
As of September 30, 2017, the Company included $283.1 million on its balance sheet in long-term debt related to the 1.25% Notes.
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
Cash interest expense related to the 2% Notes was $0.3 million and $0.9 million in the three months ended September 30, 2017 and 2016, respectively. Cash interest expense related to the 2% Notes was $1.0 million and $2.9 million in the nine months ended September 30, 2017 and 2016, respectively.
Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $0.7 million and $1.6 million in the three months ended September 30, 2017 and 2016, respectively. Non-cash interest expense related to the 2% Notes was comprised of the amortization of the debt discount and debt issuance costs and was $2.1 million and $5.6 million in the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, the Company included $61.8 million on its balance sheet in long-term debt related to the 2% Notes.

Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and nine months ended September 30, 2017 and 2016, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Nine Months Ended September 30,
	2017	2016
2.00% Convertible Senior Notes	1,442,433	1,442,433
1.25% Convertible Senior Notes	5,910,954	5,910,954
Unvested restricted stock units	1,007,729	971,814
Outstanding options	3,489,393	3,541,936
Total dilutive common share equivalents	11,850,509	11,867,137

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
Customers that represented greater than 10% of gross accounts receivable as of September 30, 2017 and December 31, 2016 were as follows:

	As of
	September 30, 2017	December 31, 2016
Amgen, Inc.	13%	16%
Ypsomed	28%	19%

The components of accounts receivable are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Trade receivables	$50,210	$31,714
Allowance for doubtful accounts	(3,037)	(2,911)
Total accounts receivable, net	$47,173	$28,803

Note 9. Inventories, Net
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of September 30, 2017 and December 31, 2016. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories are as follows:

	As of
(in thousands)	September 30, 2017	December 31, 2016
Raw materials	$2,289	$1,911
Work-in-process	15,168	15,681
Finished goods, net	17,597	17,922
Total inventories	$35,054	$35,514

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
The components of other intangible assets are as follows:

	As of
	September 30, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships, net	$2,149	$(1,726)	$423	$1,994	$(1,466)	$528
Internal-use software	7,175	(3,229)	3,946	4,064	(2,551)	1,513
Total intangible assets	$9,324	$(4,955)	$4,369	$6,058	$(4,017)	$2,041

Amortization expense for intangible assets was approximately $0.3 million and $0.3 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense for intangible assets was approximately $0.8 million and $0.9 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.

Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software	Total
2017 (remaining)	$66	$324	$390
2018	159	1,171	1,330
2019	132	881	1,013
2020	66	661	727
2021	—	578	578
Thereafter	—	331	331
Total	$423	$3,946	$4,369

As of September 30, 2017, the weighted average amortization period of the Company’s intangible assets is approximately 3.9 years.

Note 11. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

(in thousands)	September 30, 2017	December 31, 2016
Employee compensation and related costs	$27,389	$21,999
Professional and consulting services	8,972	6,753
Supplier charges	932	2,886
Warranty	1,583	1,642
Other	6,021	7,948
Total accrued expenses and other current liabilities	$44,897	$41,228
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
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Balance at the beginning of the period	$4,817	$4,294	$4,388	$4,152
Warranty expense	1,483	1,149	3,123	3,288
Warranty claims settled	(1,303)	(1,101)	(2,514)	(3,098)
Balance at the end of the period	$4,997	$4,342	$4,997	$4,342

(in thousands)	September 30, 2017	December 31, 2016
Composition of balance:
Short-term	$1,583	$1,642
Long-term	3,414	2,746
Total warranty liability:	$4,997	$4,388

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
Operating Leases
The Company leases facilities in Massachusetts, California, Tennessee, the United Kingdom, Canada and China. The Company’s leases are accounted for as operating leases. The leases generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases.
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The leases expire in November 2022 and contain escalating payments over the life of each lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, the United Kingdom, California and Tennessee containing a total of approximately 11,000 square feet under leases expiring from 2017 to 2020.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying balance sheets. The Company has considered ASC 840-20, Leases in accounting for these lease provisions. Rental expense under operating leases was $0.7 million and $0.7 million for the three months ended September 30, 2017 and 2016. Rental expense under operating leases was $2.1 million and $1.9 million for the nine months ended September 30, 2017 and 2016.
The aggregate future minimum lease payments related to these leases as of September 30, 2017 are as follows:

(in thousands) Years Ending December 31,	Minimum Lease Payments
2017 (remaining)	$725
2018	2,702
2019	2,681
2020	2,402
2021	2,383
Thereafter	2,131
Total	$13,024
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
On April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court of Massachusetts against the Company (as a nominal defendant) and certain individual current and former officers and directors of the Company. Both actions were filed as related actions to the securities class action referenced above, and the allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs. The Company currently cannot reasonably estimate a possible loss, or range of loss, in connection with the either of these actions.
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
The following table reflects the Company's stock-based compensation expense related to share-based awards recognized in the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2017	2016	2017	2016	At September 30, 2017
Stock options	$3,127	$2,578	$8,815	$7,372	$18,264	2.4
Restricted stock units	5,621	3,439	14,358	9,359	30,411	1.9
Employee stock purchase plan	149	71	379	142	99	0.2
Total	$8,897	$6,088	$23,552	$16,873	$48,774

Equity Award Plans
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards were granted to persons who were, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company or the Company's subsidiaries. The 2007 Plan provided for the grant of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. In May 2017, the Company adopted the 2017 Stock Option and Incentive Plan (the "2017 Plan"), which has replaced the 2007 Plan as the means by which the Company makes equity and cash awards. Effective May 18, 2017, the 2017 Plan became effective (the "2017 Plan Effective Date") and the Company ceased granting awards from the 2007 Plan. Outstanding awards under the 2007 Plan remain subject to the terms of the 2007 Plan. Under the 2017 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors, consultants, or advisers of the Company or the Company's subsidiaries and affiliates. The 2017 Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Stock options granted under the 2017 Plan generally vest over a period of four years and expire ten years from the date of grant. Shares of stock subject to awards granted under the 2007 Plan and the 2017 Plan that are forfeited, expire or otherwise terminate without delivery generally become available for future issuance under the 2017 Plan. As of September 30, 2017, approximately 5.1 million shares remain available for future grant under the 2017 Plan.

Stock Options
The Company awarded 34,500 shares of performance-based incentive stock options in the nine months ended September 30, 2017. There were 55,000 shares of performance-based incentive stock options awarded in the nine months ended September 30, 2016. The stock options were granted under the 2007 and 2017 Plans and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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
The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model.

The following summarizes the activity under the Company’s stock option plans during the nine months ended September 30, 2017:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($ in 000s)	Weighted Average Remaining Contractual Term (Years)
Balance, December 31, 2016	3,441,303	$32.27
Granted	519,231	45.23
Exercised(1)	(385,345)	26.11	$7,696
Canceled	(85,796)	34.82
Balance, September 30, 2017	3,489,393	$34.82	$70,718	7.8
Vested, September 30, 2017(2)	1,860,596	$33.41	$40,326	7.1
Vested or expected to vest, September 30, 2017(2)(3)	3,282,804		$67,057

(1)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the nine months ended September 30, 2017 and 2016 was $7.7 million and $4.4 million, respectively.

(2)
The aggregate intrinsic value was calculated based on the positive difference between the estimated fair value of the Company’s common stock as of September 30, 2017, and the exercise price of the underlying options.

(3)	Represents the number of vested options as of September 30, 2017, plus the number of unvested options expected to vest.
Restricted Stock Units
In the nine months ended September 30, 2017, the Company awarded 432,877 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 168,857 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved, the Company recognized stock compensation expense of $1.8 million and $4.0 million in the three and nine months ended September 30, 2017 as it expects a portion of the performance-based restricted stock units granted in 2016 and 2017 will be earned based on its evaluation of the performance criteria at December 31, 2017 and December 31, 2019, respectively. An additional $0.1 million and $0.4 million of stock compensation expense was recognized in the three and nine months ended September 30, 2017, respectively, for performance-based restricted stock units for which the performance criteria has been achieved. The restricted stock units were granted under the 2007 and 2017 Plans and generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted during the nine months ended September 30, 2017 have a weighted average fair value of $47.48 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $20.6 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $3.8 million and $2.6 million in the three months ended September 30, 2017 and 2016, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Approximately $10.0 million and $7.3 million in the nine months ended September 30, 2017 and 2016, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units during the nine months ended September 30, 2017:

	Number of Shares (#)	Weighted Average Fair Value ($)
Balance, December 31, 2016	962,219	$31.14
Granted	432,877	47.48
Vested	(375,050)	31.51
Forfeited	(12,317)	34.23
Balance, September 30, 2017	1,007,729	$37.98

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
For all offering periods ending on or before June 30, 2016, the purchase price for each share purchased was 85% of the fair market value of the common stock on the last day of the offering period. For all offering periods beginning on or after July 1, 2016, the purchase price for each share purchased is 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the last day of the offering period.
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
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2014 through 2016 and 2012 through 2016, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At September 30, 2017 and December 31, 2016, the Company provided a full valuation allowance against its domestic net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded as it is more likely than not that the future tax benefit will be realized.

Income tax expense was $0.1 million for each of the three months ended September 30, 2017 and 2016. Income tax expense was $0.3 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. Income tax expense for both periods was primarily driven by income generated in foreign jurisdictions, mainly Canada.
The Company had no unrecognized tax benefits at September 30, 2017.

15. Segment Reporting
As further described in Note 2, the Company has concluded that it operates as one segment.
Worldwide revenue for the Company's products is categorized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
U.S. Omnipod	$70,065	$59,641	$195,081	$166,691
International Omnipod	32,481	19,107	84,200	51,046
Drug Delivery	19,229	16,123	53,963	45,677
Total	$121,775	$94,871	$333,244	$263,414
Geographic information about revenue, based on the region of the customer's shipping location, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
United States	$89,294	$75,764	$249,044	$212,368
All other	32,481	19,107	84,200	51,046
Total	$121,775	$94,871	$333,244	$263,414
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in thousands)	September 30, 2017	December 31, 2016
United States	$68,106	$19,341
China	20,456	25,431
Other	60	197
Total	$88,622	$44,969

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
Executive Level Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device, which is worn on the body for approximately three days at a time, and its wireless companion, the handheld PDM. Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump, tubing and separate blood glucose meter, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
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

Third Quarter 2017 Revenue Results:

•	Total revenue of $121.8 million

◦	U.S. Omnipod revenue of $70.1 million

◦	International Omnipod revenue of $32.5 million

◦	Drug Delivery revenue of $19.2 million
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

Results of Operations
This section discusses our consolidated results of operations for the third quarter and the nine months ended September 30, 2017 compared to the same periods of 2016, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

(Unaudited)	Three Months Ended September 30,				Nine Months Ended September 30,
(in Thousands)	2017	2016	Change $	Change %	2017	2016	Change $	Change %
Revenue:
U.S. Omnipod	$70,065	$59,641	$10,424	17%	$195,081	$166,691	$28,390	17%
International Omnipod	32,481	19,107	13,374	70%	84,200	51,046	33,154	65%
Drug Delivery	19,229	16,123	3,106	19%	53,963	45,677	8,286	18%
Total revenue	121,775	94,871	26,904	28%	333,244	263,414	69,830	27%
Cost of revenue	48,151	39,230	8,921	23%	135,583	113,265	22,318	20%
Gross profit	73,624	55,641	17,983	32%	197,661	150,149	47,512	32%
Gross margin	60.5%	58.6%			59.3%	57.0%
Operating expenses:
Research and development	20,141	13,734	6,407	47%	55,670	39,676	15,994	40%
Sales and marketing	28,718	22,147	6,571	30%	86,288	69,119	17,169	25%
General and administrative	22,718	17,342	5,376	31%	62,322	47,923	14,399	30%
Total operating expenses	71,577	53,223	18,354	34%	204,280	156,718	47,562	30%
Operating income (loss)	2,047	2,418	(371)	(15)%	(6,619)	(6,569)	(50)	1%
Interest expense and other, net	4,153	5,369	(1,216)	(23)%	13,034	11,293	1,741	15%
Loss from continuing operations before income taxes	(2,106)	(2,951)	845	(29)%	(19,653)	(17,862)	(1,791)	10%
Income tax expense	121	66	55	83%	318	195	123	63%
Net loss from continuing operations	(2,227)	(3,017)	790	(26)%	(19,971)	(18,057)	(1,914)	11%
Loss from discontinued operations, net of tax	—	(64)	64	(100)%	—	(1,703)	1,703	(100)%
Net loss	$(2,227)	$(3,081)	$854	(28)%	$(19,971)	$(19,760)	$(211)	1%
Revenue
Our total revenue increased to $121.8 million, up $26.9 million, or 28%, in the third quarter of 2017 compared to the third quarter of 2016, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $70.1 million, up $10.4 million, or 17%, primarily due to growth in our installed base of Omnipod users as we continue to expand awareness of the Omnipod System. Our International Omnipod revenue increased to $32.5 million, up $13.4 million, or 70%, primarily due to growth in distributor sales from continued adoption in existing and newer markets such as France. Our drug delivery revenue increased to $19.2 million, up $3.1 million, or 19%, due to strong growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.
Our total revenue increased to $333.2 million, up $69.8 million, or 27%, in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $195.1 million, up $28.4 million, or 17%, primarily due to growth in our installed base of Omnipod users as we continue to expand awareness of the Omnipod System. Our International Omnipod revenue increased to $84.2 million, up $33.2 million, or 65%, primarily due to growth in distributor sales from continued adoption in existing and newer markets such as France. Our drug delivery revenue increased to $54.0 million, up $8.3 million, or 18%, due to strong growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.
For the year ending December 31, 2017, we expect strong revenue growth across all of our product lines as we continue our expansion in the U.S. and internationally.
Cost of Revenue
Cost of revenue increased to $48.2 million, up $8.9 million, or 23%, in the third quarter of 2017 compared to the same period in 2016 and increased to $135.6 million, up $22.3 million, or 20%, in the nine months ended September 30, 2017 compared to the same period in 2016, reflecting an increase in sales volumes, partially offset by improvements in supply chain operations.

Gross Margin
Gross margin increased to 60%, up 1.9% in the third quarter of 2017 compared to the same period in 2016. Gross margin for the nine months ended September 30, 2017 was 59% compared with 57% for the nine months ended September 30, 2016. The margin increase in each period was primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe.
For the year ending December 31, 2017, we expect gross margin to increase as compared to 2016 primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe.
Research and Development
Research and development expenses increased to $20.1 million, up $6.4 million, or 47%, for the three month period ended September 30, 2017 compared to the same period in 2016 and increased to $55.7 million, up $16.0 million, or 40%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in both periods was primarily due to an increase in expenses related to our development projects, including our digital mobile Omnipod platform, which involves interaction with continuous glucose monitoring technology, and our artificial pancreas program.
For the year ending December 31, 2017, we expect overall research and development spending to increase as compared to 2016 due to the development efforts on our on-going projects described above.
Sales and Marketing
Sales and marketing expenses increased to $28.7 million, up $6.6 million, or 30%, for the three month period ended September 30, 2017 compared to the same period in 2016 and increased to $86.3 million, up $17.2 million, or 25%, for the nine months ended September 30, 2017 compared to the same period in 2016. The increase in sales and marketing expenses in both periods was primarily attributable to increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel, investments to support our assumption in mid-2018 of direct commercial support for Omnipod in Europe, and increased advertising expenses associated with direct to patient marketing activities.

For the year ending December 31, 2017, we expect sales and marketing expense to increase as compared to 2016 due to sales and marketing efforts as described above.
General and Administrative
General and administrative expenses increased to $22.7 million, up $5.4 million, or 31%, for the three month period ended September 30, 2017 compared to the same period in 2016 and increased to $62.3 million, up $14.4 million, or 30%, for the nine months ended September 30, 2017 compared to the same period in 2016. This increase was primarily attributable to increased personnel-related costs and fees related to external consultants and professional service providers to support the growth in our business.
For the year ending December 31, 2017, we expect overall general and administrative expenses to increase as compared to 2016 as we continue to grow the business and make investments in our operating structure to support this continued growth.
Interest Expense and Other, Net
Interest expense and other, net, decreased to $4.2 million, down $1.2 million, or 23%, for the three month period ended September 30, 2017 compared to the same period in 2016 and increased to $13.0 million, up $1.7 million, or 15%, for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease in the three month period is primarily due to a $2.6 million charge related to the extinguishment of debt in the prior period, partially offset by additional interest expense, including cash and non-cash interest, associated with the issuance in September 2016 of 1.25% convertible senior notes, which increased our net outstanding long-term debt. The increase in the nine month period is due to a net increase on our outstanding long-term debt, partially offset by a lower effective interest rate on outstanding debt. Please refer to Liquidity and Capital Resources for further discussion of our convertible debt.

Liquidity and Capital Resources
As of September 30, 2017, we had $102.2 million in cash and cash equivalents and $173.5 million in short-term investments. We believe that our current liquidity, together with the cash expected to be generated from sales, will be sufficient to meet our projected operating and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we are constructing a highly-automated manufacturing facility in Acton, Massachusetts with planned production out of the facility beginning in 2019. We expect capital expenditures to increase above historic levels to fund the construction of the manufacturing facility and related equipment purchases. We believe that our current liquidity will be sufficient to meet our projected expenditures associated with this project.
Convertible Debt
In September 2016, we issued and sold $345.0 million in principal amount of 1.25% Convertible Senior Notes due September 15, 2021 ("1.25% Notes"). The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. Interest began accruing on September 13, 2016; the first interest payment was paid in March 2017. The 1.25% Notes are convertible into our common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
Cash interest expense related to the 1.25% Notes was $1.1 million and $3.3 million in the three and nine months ended September 30, 2017, respectively. Non-cash interest expense related to the 1.25% Notes of $3.4 million and $10.1 million was comprised of the amortization of the debt discount and debt issuance costs in the three and nine months ended September 30, 2017, respectively.
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
Cash interest expense related to the 2% Notes was $0.3 million and $0.9 million in the three months ended September 30, 2017 and 2016, respectively, and was $1.0 million and $2.9 million in the nine months ended September 30, 2017 and 2016, respectively.
Non-cash interest expense related to the 2% Notes of $0.7 million and $1.6 million was comprised of the amortization of the debt discount and debt issuance costs in the three months ended September 30, 2017 and 2016, respectively. Non-cash interest expense related to the 2% Notes of $2.1 million and $5.6 million was comprised of the amortization of the debt discount and debt issuance costs in the nine months ended September 30, 2017 and 2016, respectively.
Additional information regarding our debt issuances is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.

Summary of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2017	2016
Cash provided by (used in):
Operating activities	$19,407	$(4,159)
Investing activities	(61,485)	(80,827)
Financing activities	6,650	177,558
Effect of exchange rate changes on cash	487	158
Net (decrease) increase in cash and cash equivalents	$(34,941)	$92,730

Operating Activities
Our net cash provided by operating activities for the nine months ended September 30, 2017 was $19.4 million compared to net cash used in operating activities of $4.2 million in the same period of 2016, an increase of $23.6 million. The increase in cash provided by operating activities in the current period is primarily due to additional inventory purchases in 2016 in order to support customer demand and to allow for alternative shipping methods, the growth of our business in the current period and the timing of cash disbursements. This impact was partially offset by an increase in accounts receivable, which was primarily due to an increase in sales.
Investing Activities
Our net cash used in investing activities for the nine months ended September 30, 2017 was $61.5 million compared to $80.8 million in the same period of 2016. Investing activities in the current period primarily consists of $47.8 million of capital expenditures, primarily associated with investments in our supply chain operations, which include approximately $29.8 million for facility and equipment in process of construction to support our U.S. manufacturing initiatives, and $13.7 million of investments in marketable securities, net of sales and maturities. Cash used in investing activities in the nine months ended September 30, 2016 primarily related to investments in marketable securities of $76.2 million.
Financing Activities
Our net cash provided by financing activities for the nine months ended September 30, 2017 was $6.7 million, which primarily includes proceeds from the exercise of stock options, as compared to net cash of $177.6 million provided in the same period of 2016. The decrease in cash provided by financing activities in the current period as compared to the same period in the prior year was primarily attributable to proceeds from the issuance of our 1.25% Notes, net of the retirement of our 2% Notes as further described above, that occurred in the nine months ended September 30, 2016 where no such convertible debt financing activity occurred in the current period.
Commitments and Contingencies
We lease our facilities in Massachusetts, California, Tennessee, the United Kingdom, Canada and China. These leases are accounted for as operating leases and generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets.
Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 12 to the consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet financing arrangements.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the nine months ended September 30, 2017. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
As of September 30, 2017, we had outstanding debt recorded on our consolidated balance sheet of $345.0 million, net of our deferred financing costs and unamortized debt discount totaling $67.1 million, related to our 2% and 1.25% Notes. As the interest rates are fixed, changes in interest rates do not affect the value of our debt.
Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We are primarily exposed to currency exchange rate fluctuations related to our subsidiary operation in Canada. The majority of our sales outside of the U.S. are currently transacted in U.S. dollars and are not subject to material foreign currency fluctuations.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Vesting Restricted Stock Unit Agreement for Officers

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016

(ii) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date:	November 2, 2017	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2017	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)