Form 10-K
period 2017-12-31
INSULET CORP
filed 2018-02-22
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2017 was approximately $3.0 billion.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 16, 2018:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	58,391,036
Preferred Stock Purchase Rights	—
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod® Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device, which is worn on the body for approximately three days at a time, and its wireless companion: the handheld Personal Diabetes Manager (“PDM”). Conventional tubed insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump and tubing, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We began commercial sale of the Omnipod System in the United States in 2005. We sell the Omnipod System in the United States through direct sales to customers or through our distribution partners. The Omnipod System is currently available in multiple countries in Europe, as well as in Canada and Israel.
In January 2018, the Centers for Medicare & Medicaid Services (“CMS”) issued guidance clarifying that Medicare Part D Plan Sponsors may provide coverage for products such as the Omnipod System under the Medicare Part D (prescription drug) program. We believe this guidance will allow many additional people with diabetes to begin accessing our product in the future. Securing Medicare Part D coverage also provides us with a direct pathway to gain Medicaid coverage at the state level, as many state-run Medicaid programs follow CMS prescription drug guidance to determine coverage. This allows access for lower-income individuals and families on Medicaid for whom Omnipod is currently not an option. The Company estimates that obtaining Medicare and Medicaid coverage extends access to Insulet's Omnipod System to approximately 450,000 additional individuals with Type 1 diabetes in the United States.
We announced in 2017 our plans to assume, on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of our Omnipod System across Europe following the expiration of our distribution agreement with Ypsomed Distribution AG ("Ypsomed" or our "European distributor") on June 30, 2018.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies that utilize a customized form of the Omnipod System to deliver a drug over a specified interval of time, at a certain administered volume. The majority of our drug delivery revenue currently consists of sales of Amgen's Neulasta Onpro kit.
We are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in early 2019. The facility will also serve as our global headquarters. We expect that the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth.
In January 2018, we submitted a premarket notification 510(k) to the U.S. Food and Drug Administration ("FDA") requesting clearance for commercial distribution of our DASHTM System, which is our next generation of the Omnipod System, featuring a secured Bluetooth Low Energy enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. Upon clearance, we would begin a limited commercial release of the product prior to a full market launch.

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
Diabetes is typically classified as either Type 1 or Type 2:

•
Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin therapy to survive, typically administered via injections or continuous infusion through pump therapy. It is estimated that approximately 1.5 million people have Type 1 diabetes in the United States.

•
Type 2 diabetes, the more common form of diabetes, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, Type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population, due primarily to increasing childhood obesity. Initially, many people with Type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and/or oral medications. As their diabetes advances, some patients progress to multiple drug therapies, which often include insulin therapy. It is estimated that approximately 1.7 million people in the United States have Type 2 diabetes requiring daily insulin administration.

Throughout this Annual Report on Form 10-K, we refer to both Type 1 diabetes and insulin-requiring Type 2 diabetes as insulin-dependent diabetes.
Diabetes Management Challenges
Diabetes is often frustrating and difficult for patients to manage. Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. For people with insulin-dependent diabetes, many corrections, consisting of the administration of additional insulin or ingestion of additional carbohydrates, are needed throughout the day in order to maintain blood glucose levels within normal ranges. Achieving this result can be very difficult without multiple daily injections of insulin or the use of continuous subcutaneous insulin infusion (“CSII”), often referred to as pump therapy. Patients attempting to control their blood glucose levels tightly to prevent the long-term complications associated with fluctuations in blood glucose levels are at greater risk for overcorrection and the resultant hypoglycemia. As a result, many patients have difficulty managing their diabetes optimally. Additionally, the time spent in managing diabetes, the swings in blood glucose levels and the fear of hypoglycemia can render diabetes management overwhelming to patients and their families.
Current Insulin Therapy
People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, to provide for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level.
There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body.

MDI therapy involves the administration of a rapid acting insulin before meals (bolus) to bring blood glucose levels down into the healthy range. MDI therapy may also require a separate injection of a long-acting (basal) insulin, to control glucose levels between meals; this type of insulin is typically taken once or twice per day. By comparison, insulin pump therapy uses only rapid acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump therapy allows a person to customize their bolus and basal insulin doses to meet their insulin needs throughout the day, and is intended to more closely resemble the physiologic function of a healthy pancreas.
Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. For example, insulin pump therapy eliminates individual insulin injections, delivers insulin more accurately and precisely than injections, often improves HbA1c (a common measure of blood glucose levels) over time, provides greater flexibility with meals, exercise and daily schedules, and can reduce severe low blood glucose levels.
We estimate that approximately one-third of the Type 1 diabetes population in the United States use insulin pump therapy. In addition, we believe less than 10% of the Type 2 diabetes population in the United States who are insulin-dependent use insulin pump therapy. We believe that the distinct advantages and increased awareness of insulin pump therapy as compared to other available insulin therapies will continue to generate demand for insulin pump devices.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies that utilize a customized form of the Omnipod System to deliver specific drugs over a specified interval of time, at a certain administered volume.

The Omnipod System
The Omnipod Insulin Management System is an innovative continuous insulin delivery system that provides all the proven benefits of insulin pump therapy in a way no conventional insulin pump can. The Omnipod System's innovative design and differentiated features allows people with insulin-dependent diabetes to live their lives, and manage their diabetes, with unprecedented freedom, comfort, convenience and ease.

The long-term health benefits of better blood glucose control are well known. Maintaining near-normal blood glucose levels can help people with insulin-dependent diabetes live a longer, healthier life with fewer diabetes-related complications. The Omnipod System also has many practical, everyday benefits, including convenience, freedom, flexibility and ease of use.
Continuous insulin delivery at preset rates eliminates the need for individual injections and the interruptions that come with them. In addition, with the Omnipod System, insulin delivery can be changed with the press of a button to adapt to snacks or unexpected changes in daily routine.
The Omnipod System works much like the pancreas of a person without diabetes by delivering insulin in two ways:

•	A small, constant background supply of insulin (basal) is delivered automatically at a programmed rate, all day and night.

•	An extra dose of insulin (bolus) can be delivered when a patient needs it to match the carbohydrates in a meal or snacks or to correct high blood glucose.
The Omnipod System is a discreet two part design, the Omnipod device (“Omnipod” or “Pod”) and the PDM, that eliminates the need for the external tubing required with conventional pumps.

•
The Pod is a small, lightweight, self-adhesive device that the user fills with insulin and wears directly on the body. The Pod delivers precise, personalized doses of insulin into the body through a small flexible tube (called a cannula), based on instructions that the patient programs into the Pod's wireless companion, the PDM.

•
The PDM is a wireless, handheld device that programs the Pod with the user's personalized insulin-delivery instructions, wirelessly monitors the Pod's operation and includes a FreeStyle® blood glucose meter.

We have designed the Omnipod System to fit within the normal daily routines of patients. The Omnipod System consists of just two devices, as opposed to up to seven for conventional tubed insulin pumps. As a result, the Omnipod System is easy for patients to use, which also reduces the training burden on healthcare professionals and users. We believe that the Omnipod System’s overall ease of use makes it very attractive to people with insulin-dependent diabetes. We also believe that the Omnipod System’s ease of use and substantially lower training burden helps to redefine which diabetes patients are appropriate for insulin pump therapy, allowing healthcare professionals to prescribe pump therapy to a broader pool of patients.
The Omnipod System’s unique patented design and proprietary manufacturing process allow us to provide CSII therapy at a relatively low up-front investment compared to conventional tubed insulin pumps. We believe that our pricing model reduces the risk of investing in pump therapy for third-party payors and makes this therapy much more accessible for people with insulin-dependent diabetes.
In 2017, the results of a clinical study were published in a peer-reviewed, scientific journal demonstrating that insulin infusion devices similar to the Omnipod System can effectively maintain the blood glucose levels at a basal level across a representative sample of individuals, including children and adolescents, with Type 1 diabetes. This study further demonstrates the effectiveness of the Omnipod System and builds on the catalog of clinical evidence that helps us build support for our product within the physician community.
In 2016, there were three publications in peer-reviewed, scientific journals demonstrating the clinical and quality of life benefits associated with use of the Omnipod System. Two publications reported results of a retrospective study of patients with Type 1 and Type 2 diabetes. The study demonstrated clinically meaningful and statistically significant improvements in HbA1c (an important measure of blood glucose control), reduction in total daily dose of insulin and reduction in the frequency and severity of self-reported hypoglycemic episodes after three months of Omnipod System use compared to previous treatment with either multiple daily injections or traditional tubed insulin pumps. The third publication reported results of a second study that surveyed current adult Omnipod System users of which the majority reported positive changes in quality of life including perceived control over their diabetes, reduced diabetes distress, improved overall well-being and sense of hypoglycemic safety since initiating treatment with the Omnipod System. In addition, the majority of patients also reported significant improvement in glycemic control with more than one-third reporting a decrease in severe hypoglycemic episodes.

Competition
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Omnipod System competes for patients in the insulin delivery industry. As the majority of new Omnipod System end-users have previously used MDI therapy, which is currently the most prevalent method of insulin delivery, we believe that we primarily compete with companies that provide MDI products such as insulin syringes and needles. Also, we compete with companies in the insulin pump therapy market, which consist of conventional tubed pump companies and patch-pump companies. Conventional tubed pump companies include Medtronic MiniMed, a division of Medtronic Public Limited Company ("Medtronic"), and Tandem Inc. Medtronic has historically held the majority share of the conventional tubed insulin pump market in the United States. The competitive landscape in our industry is undergoing significant change. For example, during 2017, Animas Corporation, a division of Johnson & Johnson, announced that it is exiting the insulin pump market in the United States and other countries. In addition to the established insulin pump competitors, several companies are working to develop and market new insulin patch pumps and other methods of insulin delivery, such as nasal, for the treatment of diabetes. These companies are at various stages of development and the number of such companies often changes as they enter or exit the market. Our non-insulin drug delivery product line also competes with drug delivery device companies such as West Pharmaceutical Services, Inc.
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
Research and Development
Our current research and development efforts are primarily focused on the development of mobile applications for the Omnipod System, including:

•
Omnipod DASH Insulin Management System. We are developing our next generation of the Omnipod System, which features a secure Bluetooth Low Energy enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. We refer to this as our Omnipod DASH System, or (“DASH”). In January 2018, we submitted a premarket notification 510(k) application to the FDA requesting permission for commercial distribution of DASH.

•
Concentrated Insulin Delivery. In collaboration with Eli Lilly, we are developing new products that leverage the DASH mobile platform to support the use of concentrated insulins for Type 1 and Type 2 patients with higher insulin-requirements, utilizing the same form factor as our existing Pod. These new products are being specifically designed to deliver Humalog ® 200 units/mL and Humulin® R U-500 insulin, which are concentrated forms of insulin used by people with highly insulin resistant Type 2 diabetes. We believe these innovations should significantly expand our access to more of the Type 2 diabetes market.

•
Omnipod Horizon Automated Glucose Control. We are also developing a hybrid closed loop control system that would utilize the DASH mobile platform. Our Pod will communicate with Dexcom Inc.'s ("Dexcom") continuous glucose monitor and help control insulin delivery utilizing an algorithm located on the Pod.

In addition to insulin delivery, we continue to work with pharmaceutical and biotechnology companies on alternative uses for our Omnipod System technology as a delivery platform for a range of different pharmaceuticals and therapies.
Manufacturing and Quality Assurance
We believe a key contributing factor to the overall attractiveness of the Omnipod System is the disposable Omnipod continuous insulin delivery device. In order to manufacture sufficient volumes and achieve a cost-effective per unit production price for the Omnipod, we have designed the Omnipod to be manufactured through our current semi-automated process.
We are currently producing our devices on varying degrees of semi-automated manufacturing lines at a facility in China, operated by a subsidiary of Flex Ltd. (“Flex”). We purchase our devices pursuant to an agreement with Flex. The current term of the agreement expires in September 2021 and is subject to an automatic renewal thereafter, unless otherwise canceled by the parties under the contract terms. The contract may be terminated by either party upon compliance with certain advance written notice provisions that are intended to provide the parties with sufficient time to make alternative arrangements.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base, and support our growth, we continue to invest in our supply chain operations. As part of our investment strategy, in 2016 we announced our plan to establish a highly automated manufacturing operation in the United States, and we expect to begin production through this operation in early 2019. To date, we have invested approximately $70 million in property, equipment and infrastructure related to the new facility.
We utilize outside vendors for the supply of components, sub-assemblies, and various services used in the manufacture of the Omnipod System. Our outside vendors produce the components to our specifications and they are audited periodically by our Quality Assurance Department to ensure conformity with the specifications, policies and procedures for the Omnipod System. Our Quality Assurance Department also inspects and tests the Omnipod System at various steps in the manufacturing cycle to facilitate compliance with our specifications. We have received approval of our Quality Management System from the BSI Group London, U.K., an accredited Notified Body for CE Marking and the International Standards Organization (“ISO”). Processes utilized in the manufacture, test and release of the Omnipod System have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA and certain corresponding state agencies.
Intellectual Property
To maintain a competitive advantage, we believe we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, consultants and advisers to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require our employees, consultants and advisers who we expect to work on our current or future products to agree to disclose and assign to us all inventions conceived during their work with us that are developed using our property or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the Omnipod System or to obtain and use information that we regard as proprietary.
Patents.   As of December 31, 2017, we had 16 granted and active United States patents with expiration dates ranging from 2020 through 2034, and had 53 additional pending United States patent applications. We believe it will take up to four years, and possibly longer, for the most recent of these U.S. patent applications to result in issued patents. We are also seeking patent protection for our proprietary technology in other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

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
Trademarks. We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. Our trademarks include OMNIPOD(R), DASHTM, OMNIPOD U-200TM, OMNIPOD U-500TM, and HORIZONTM.

Markets and Distribution Methods
We sell our Omnipod System directly to patients or indirectly through intermediaries, such as independent distributors and the pharmacy channel, in the United States, Canada, Europe, and Israel. In 2017, direct sales to patients represented approximately 52% of our total revenue in the United States. We sell the Omnipod System in certain countries in Europe through our independent distributor. Our exclusive European distribution agreement expires on June 30, 2018, at which time we plan to assume all commercial activities (including, among other things, distribution, sales, marketing, training and support) of our Omnipod System across Europe.
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

•
Second, build physician support by increasing the clinical evidence that clearly demonstrates the benefits that the Omnipod System provides and by improving the data available to physicians to monitor their patient's diabetes care.

•	Third, provide payors with the clinical and economic justification of why the Omnipod System is a greater benefit for the patients whom they insure.
Training. We believe that patient training is critical to ensure successful outcomes and patient retention on the Omnipod System. We have streamlined our new patient training by developing improved online resources, a standardized approach as well as increasing our field clinician team to directly train new Omnipod System customers.
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

FDA’s Pre-Market Notification 510(k) and Pre-Market Approval Requirements. Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose low to moderate risk are placed in either class I or II, which, absent an exemption, requires the manufacturer to submit to the FDA a premarket notification requesting clearance for commercial distribution. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring approval of a PMA application. We have obtained 510(k) clearance for the Omnipod System and expect that PMA approval will be needed for some of our future products. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to the Omnipod System. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless an exemption is available.
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

Clinical Trials. Clinical trials are almost always required to support a PMA application and sometimes also 510(k) submissions. If the device presents a “significant risk” to human health as defined by the FDA, the FDA requires the device sponsor to submit an investigational device exemption ("IDE") to the FDA and obtain IDE approval prior to commencing the human clinical trials. The IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product is deemed a “non-significant risk” device, in which case an IDE approval from the FDA would not be required, although the clinical trial would need to meet other requirements including IRB approval. Clinical trials for a significant risk device may begin once an IDE is approved by the FDA and the appropriate Institutional Review Board ("IRB") at each clinical trial site. Future clinical trials may require that we obtain an IDE from the FDA prior to commencing any such clinical trial and that the trial be conducted with the oversight of an IRB at the clinical trial site.
Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. A clinical trial may be suspended by the FDA or at a specific site by the relevant IRB at any time for various reasons, including a belief that the risks to the trial participants outweigh the benefits of participation in the clinical trial. Even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device, or may be equivocal or otherwise not be sufficient for us to obtain approval of our product.
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
Failure to comply with applicable regulatory requirements can result in enforcement actions by the FDA and other regulatory agencies, which may include any of the following sanctions: untitled letters or warning letters, fines, injunctions, consent decrees, civil or criminal penalties, recall or seizure of our current or future products, operating restrictions, partial suspension or total shutdown of production, refusal of or delay in granting 510(k) clearance or PMA approval of new products or modified products, rescinding previously granted 510(k) clearances or withdrawing previously granted PMA approvals, or refusal to grant import or export approval of our products.

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
The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices, including the Medical Device Directive ("MDD"). Devices that comply with the requirements of a relevant directive will be entitled to bear the CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout Europe. The method of assessing conformity varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third party assessment by a “Notified Body.” This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. An assessment by a Notified Body of one country within the European Union is required in order for a manufacturer to commercially distribute the product throughout the European Union. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis in order for us to market our products.
In April 2009, we obtained the right to affix the CE Mark to the original Omnipod System, and in August 2011, we obtained the right to affix the CE Mark for our updated Omnipod System. The CE Mark gives us authorization to distribute the Omnipod System throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the original Omnipod System throughout Canada, and in March 2013, we received Health Canada approval for our current Omnipod System. We have been distributing the Omnipod System in certain countries in Europe through our European distributor since 2010.
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

•
the purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of, any item or service reimbursable under Medicare, Medicaid or other federal health care programs.

The Federal Anti-Kickback Statute has been interpreted to apply to arrangements between drug and medical device manufacturers and suppliers on one hand and prescribers, patients, purchasers and formulary managers on the other. Liability under the statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, claims resulting from a violation of the Federal Anti-Kickback Statute constitute false or fraudulent claims for purposes of the Federal False Claims Act, which is addressed below. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common business practices from prosecution and administrative sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be perceived as inducing the prescription, purchase, or recommendation of the Omnipod System may be subject to scrutiny under the law. For example, we provide the initial training to patients necessary for appropriate use of the Omnipod System either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Certified Pod Trainer training course. We compensate outside diabetes educators for their services at contracted rates deemed to be consistent with the market. We have structured our arrangements with diabetes educators and other business practices to comply with statutory exemptions and regulatory safe harbors whenever possible, but our practices may be subject to scrutiny if they fail to strictly comply with the criteria in the exemption or regulatory safe harbor. Moreover, there are no safe harbors for many common practices such providing reimbursement assistance, coding and billing information or other patient assistance and product support programs. If any of our practices, arrangements or programs are found not to be in compliance with the Federal Anti-Kickback Statute, we can be subject to criminal, civil and administrative penalties, including imprisonment, fines, damages, and exclusion from Medicare, Medicaid or other governmental programs, any of which could have an adverse effect on our business and results of operations.
Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity for the furnishing of certain “designated health services,” including durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received for items and services referred by a physician with a noncompliant arrangement, civil damages and penalties, and exclusion from Medicare, Medicaid or other governmental programs. Although there are a number of statutory and regulatory exceptions protecting certain common business practices implicating the Stark Law, and we have structured our arrangements with physicians and other providers to comply with these exceptions, these arrangements may not expressly meet the requirements for applicable exceptions from the law.
Federal civil False Claims Act. The Federal civil False Claims Act imposes penalties against any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act are subject to the imposition of significant per claim penalties, three times the amount of damages that the federal government sustained and possible exclusion from participation in federal health care programs like Medicare and Medicaid. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of claims for reimbursement. However, many drug and medical device manufacturers have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; or causing submission of false claims by providing inaccurate coding or billing information to actual or prospective purchasers, and our business practices could be subject to scrutiny and enforcement under the Federal False Claims Act. We also may be subject to other federal false claim laws, including federal criminal statutes that prohibit making a false statement to the federal government.

Civil Monetary Penalties Law.    We are also subject to the Federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in significant civil money penalties for each wrongful act, assessment of three times the amount claimed for each item or service and exclusion from the federal healthcare programs.
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
State Fraud and Abuse Laws and Marketing Restrictions. Many states have also adopted anti-kickback, anti-referral laws, and false claims laws and regulations analogous to the Federal civil Anti-Kickback Statute and Federal False Claims Act, and in some cases these state laws apply regardless of the payer, including private payors. We believe that we are in conformance with such laws. Moreover, several states have imposed requirements to disclose payments to health care providers, restrictions on marketing and other expenditures, and requirements to adopt a code of conduct or compliance program with specific elements. Nevertheless, a determination of liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
Administrative Simplification of the Health Insurance Portability and Accountability Act of 1996.    The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. Ensuring privacy and security of patient information is one of the key factors driving the legislation. If we are found to be in violation of HIPAA, we could be subject to civil or criminal penalties.
Patient Protection and Affordable Care Act.    The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”) enacted significant changes to the provision of and payment for healthcare in the United States. Under the ACA and related laws and regulations, federal and state government initiatives are focused on limiting the growth of healthcare costs and implementing changes to healthcare delivery structures. These reforms are intended in part to put increased emphasis on the delivery to patients of more cost-effective therapies and could adversely affect our business. Certain changes to the ACA in the 115th United States Congress and under the Trump Administration have occurred and additional changes remain possible. Such changes could adversely affect our business. While some uncertainty exists regarding the future aspects of the ACA, we expect that the ACA will continue to have a significant impact on the delivery of healthcare in the United States and on our business in the near term.
Physician Payments Sunshine Act.  The Physician Payments Sunshine Act, implemented as the Open Payments program, requires manufacturers of drugs and devices for which Medicare or Medicaid payment is available to track and report payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physician and their immediate family members. Our failure to disclose reportable payments could subject us to penalties and materially adversely impact our business and financial results.
Additionally, as these laws and regulations continue to evolve, we lack definitive guidance as to the application of certain key aspects of these laws and regulations as they relate to certain of our arrangements and programs, including those with providers with respect to patient training. We cannot predict the final form of these federal and state regulations or the effect that application of those interpretations will have on us. As a result, our provider and training arrangements may ultimately be found not to be in compliance with applicable federal law. Even if we are not found to have violated the law, responding to lawsuits, government investigations or enforcement actions, defending any claims raised, and paying any resulting settlement amounts would be expensive and time-consuming, and could have a material adverse effect on our reputation and business operations.

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
We continue to work with third-party payors in the United States to establish coverage and payment for the Omnipod System. Our coverage contracts with third-party payors typically have a term of between one and three years and set coverage amounts during that term. Typically, coverage contracts automatically renew for specified incremental periods upon expiration, unless one of the parties terminates the contract.
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
Historically, there had not been an established mechanism for Medicare or broad Medicaid coverage for the majority of the Omnipod System. However, in January 2018, the CMS issued guidance clarifying that Medicare Part D Plan Sponsors are permitted to provide coverage for products such as the Omnipod System under the Medicare Part D (prescription drug) program. We have begun discussions with Medicare Part D Plan Sponsors to be listed on their formularies, which will allow many additional people with diabetes to begin accessing our product. Medicare Part D Plan Sponsors will be submitting bids to the government in the Spring of 2018 that include their formularies for 2019 plans.
The ability of Medicare Part D plans to cover the Omnipod System also provides us with a direct pathway to gain Medicaid coverage at the state level, as many state-run Medicaid programs follow CMS prescription drug guidance to determine coverage. This allows access for lower-income individuals and families on Medicaid for whom Omnipod is currently not an option. The Company estimates that obtaining Medicare and Medicaid coverage extends access to Insulet's Omnipod System to approximately 450,000 additional individuals with Type 1 diabetes in the United States.
As part of our international distribution agreements, our distribution partners establish appropriate reimbursement contracts with third-party payors in countries and provinces in which they distribute the Omnipod System prior to distributing the Omnipod System in each territory. In anticipation of our transition to direct distribution and commercial support of our product in Europe upon the expiration of our European distribution agreement in June 2018, we are working with local payors to establish coverage and a payment process for our Omnipod System.
Employees
As of December 31, 2017, we had 857 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are good.

Company Information
Insulet Corporation is a Delaware corporation formed in 2000. Our principal offices are located at 600 Technology Park Drive, Suite 200, Billerica, Massachusetts 01821, and our telephone number is (978) 600-7000. Our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2017.

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
Since our inception in 2000, we have incurred significant operating losses. We began commercial sales of the Omnipod System in 2005. For the year ended December 31, 2017, our operating loss was $7.4 million. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $26.8 million, $28.9 million and $73.5 million, respectively. The extent of our future operating losses and the timing of profitability are uncertain, and we may never achieve or sustain profitability. As of December 31, 2017, we had an accumulated deficit of $707.3 million.
We may experience significant fluctuations in our quarterly results of operations.
The fluctuations in our quarterly results of operations have resulted, and may continue to result, from numerous factors, including:

•	delays in shipping due to capacity constraints;

•	practices of health insurance companies and other third-party payors with respect to reimbursement for our current or future products;

•	market acceptance of the Omnipod System;

•	our ability to manufacture the Omnipod System efficiently;

•	transitions in our distribution channel;

•	timing of regulatory approvals and clearances;

•	new product introductions;

•	competition; and

•	timing of research and development expenditures.
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

•	manufacturing problems or capacity constraints;

•	actual or perceived quality problems;

•	changes in reimbursement rates or policies relating to the Omnipod System by third-party payors;

•	claims that any portion of the Omnipod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the Omnipod System;

•	damage, destruction or loss of any of the facilities where our products are manufactured or stored or of the equipment therein or failure to successfully open or expand new facilities;

•	conversion rate of patient referrals to actual sales of the Omnipod System;

•	write-offs of receivables from customers;

•	attrition rates of customers who cease using the Omnipod System;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the Omnipod System or our competitors’ products.
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
Healthcare spending in the United States, Canada and Europe could be negatively affected in the event of a downturn in economic conditions. For example, U.S. patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan and patients reducing their overall spending may eliminate purchases requiring co-payments. Since the sale of the Omnipod System to a new patient is generally dependent on the availability of third-party reimbursement and normally requires the patient to make a significant co-payment, an economic downturn on our potential customers could reduce the referrals generated by our sales force and thereby reduce our customer orders. Similarly, existing customers could cease purchasing the Omnipod System and return to MDI or other less-costly therapies, which would cause our attrition rate to increase. Any decline in new customer orders or increase in our customer attrition rate would reduce our revenue, which in turn would make it more difficult to achieve our per-unit cost-savings goals, which we are attempting to attain in part through increases in our manufacturing volume.
Healthcare reform laws could adversely affect our revenue and financial condition.
During the past several years, the U.S. healthcare industry has been subject to an increase in governmental regulation at both the federal and state levels. Efforts to control healthcare costs, including limiting access to care, alternative delivery models and changes in the methods used to determine reimbursement scenarios and rates, are ongoing at the federal and state government levels. There are provisions of law that provide for the creation of a new public-private Patient-Centered Outcomes Research Institute tasked with identifying comparative effectiveness research priorities. For example, establishing a research project agenda and contracting with entities to conduct the research in accordance with the agenda. Research findings published by this institute are publicly disseminated. It is difficult at this time to determine whether a comparative effectiveness analysis impacting our business will be done, and assuming one is, what impact that analysis will have on the Omnipod System or our future financial results.
Sales of certain medical devices are subject to a 2.3% federal excise tax, subject to a suspension through 2019. We believe that the sales of our products are exempt from this excise tax. However, if it is subsequently determined that sales of one or more of our products are subject to this excise tax, these tax obligations could adversely affect our financial results.
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
Certain changes to the ACA have occurred in the 115th United States Congress and under the Trump Administration. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the individual mandate, beginning in 2019. Additional changes to the ACA remain possible. We expect that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have an adverse effect on our industry generally and on our ability to maintain or increase sales of any of our products and achieve profitability.

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
We believe that our current cash, cash equivalents and short-term investments of $440.1 million, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2018.
We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. We may need to raise additional debt or equity financing to repay our outstanding Senior Convertible Notes. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies, or grant licenses on terms that are not favorable to us.
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

We may not be able to generate sufficient cash to service our indebtedness represented by our Convertible Senior Notes. We may be forced to take other actions to satisfy our obligations under our indebtedness or we may experience a financial failure.
As of December 31, 2017, we had outstanding principal amounts due of $751.2 million on our Convertible Senior Notes, which mature between 2019 and 2024. Our ability to make scheduled payments or to refinance the Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the outstanding Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.
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
CMS has announced that it will establish a competitive bidding program nationwide for conventional insulin pumps effective January 1, 2019. Since the Omnipod System is currently coverable by Medicare Part D through the pharmacy channel and not as durable medical equipment or as a prosthetic device, we would not be directly affected by this program. However, should this program commence in 2019 on a nationwide basis as announced, it is expected that there would be a reduction in the amount reimbursed by CMS for conventional insulin pumps. This may negatively impact our ability to negotiate future pricing with private payors comparing the price of the Omnipod System to conventional insulin pumps.
If we are required to pay sales tax on sales of certain products, our results of operations could be adversely affected.
We believe that sales of most diabetes supplies are exempt from sales tax in most U.S. jurisdictions. However, if it is subsequently determined that sales of one or more of our products are subject to sales tax in such jurisdictions, our obligation to pay such sales taxes could materially adversely affect our financial results.
Our financial condition or results of operations may be adversely affected by international business risks.
We use an exclusive distributor of the Omnipod System under an agreement that is in place through June 2018 in multiple countries in Europe including France, Germany, the United Kingdom, the Netherlands, Switzerland, Austria, Italy, Norway, and Sweden. In addition to the Omnipod System, our European distributor also markets and sells a suite of other products for the treatment of diabetes and has introduced and sells its own branded conventional tubed insulin pump. Therefore, this distributor could have a greater financial incentive to sell its proprietary products rather than the Omnipod System through the contract expiration in June 2018. We also sell the Omnipod System in Canada. As a result of our international sales, we are exposed to fluctuations in product demand and sales productivity outside the United States, which may be partially attributed to foreign exchange rate changes, and have to manage the risks associated with market acceptance of the Omnipod System in foreign countries. Our efforts to introduce or expand our current or future products in foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We do not have control over our European distributor's operational and financial condition, and we are subject to foreign regulatory and import or export requirements.
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
Our planned assumption on July 1, 2018 of the commercial activities, including, among other things, distribution, sales, marketing, training and support, of our Omnipod System in Europe following the expiration of our current third-party global distribution agreement creates several business and operational risks related to the future sales of our Omnipod System in Europe.
We announced on July 20, 2017 our plan to assume, on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018. Until the expiration of the agreement, our current distribution agreement for our Omnipod products in Europe will remain in effect. While we do not expect this transition to materially affect our financial trends during the first half of 2018, there could be a negative effect on our sales during the transition period if our European distributor places more emphasis on selling its own proprietary products and other products, instead of ours, during this period, thereby reducing our sales. In addition, to retain current revenue streams after July 1, 2018, we will need to secure the existing customer installed base of Omnipod users in Europe, and there can be no assurance that we will succeed in doing so. More generally, if we are unable to effectively establish direct distribution and commercial support for the Omnipod System in Europe in a timely manner (which will include hiring employees in many of these jurisdictions), we may not be able to service the current Omnipod users in Europe and grow the business as we anticipate. We expect to incur increased operating expenses as we invest in these European operations, and it is possible that the ultimate economic benefits that we derive from these investments could be less than anticipated, or that such expected economic benefits could fail to materialize at all. Any of the foregoing risks could negatively affect our future revenues and, depending on severity, potentially cause a materially adverse effect on our business and results of operations.
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
We are an approved Medicare supplier and, in January 2018, CMS issued guidance clarifying that Medicare Part D Plan Sponsors may provide coverage for products such as the Omnipod System under the Medicare Part D prescription drug program. As a result, we must negotiate with third-party payors in order to provide our product through the pharmacy channel to users who are covered under Medicare Part D. Compliance with administrative procedures or requirements of these third-party payors may result in delays in processing approvals by those payors for patients to obtain Medicare Part D coverage for the use of the Omnipod System. Medicaid coverage decisions are made by the governing authorities in each state. As the Medicaid coverage process and stakeholders are unique to each state, the timeline to gain coverage in each state may vary.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Omnipod System competes with several existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other suppliers in the United States include Tandem Diabetes Care, Inc.
In addition to the Omnipod System, our European distributor markets and sells a suite of other products for the treatment of diabetes and also sells its own branded conventional tubed insulin pump. This distributor may have a greater financial incentive to sell its proprietary products rather than the Omnipod System.
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
We also compete with MDI therapy, which is substantially less expensive than CSII therapy. MDI therapy has been made more effective by the introduction of long-acting insulin analogs that can be used in combination with bolus devices. While we believe that CSII therapy, in general, and the Omnipod System, in particular, have significant competitive and clinical advantages over traditional MDI therapy, improvements in the effectiveness of MDI therapy may result in fewer people with insulin-dependent diabetes converting from MDI therapy to CSII therapy than we expect and may result in negative price pressure.
In addition to the established insulin pump competitors, several companies are working to develop and market new insulin “patch” pumps and other methods for the treatment of diabetes, such as inhaled insulin. These companies are at various stages of development and the number of such companies continuously change as they enter or exit the market on an ongoing basis.

Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. For example, other diabetes-focused companies, including Abbott Diabetes Care, Inc. ("Abbott"), Becton Dickinson and Company, Eli Lilly and Company, Novo Nordisk A/S, and Takeda Pharmaceuticals Company Limited, are developing similar products. All of these competitors are large, well-capitalized companies with significantly greater product development resources than we have. If an existing or future competitor develops a product that competes with or is superior to the Omnipod System, our revenue may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products were to gain acceptance by healthcare professionals, people with insulin-dependent diabetes or third-party payors, a downward pressure on prices could result. If prices were to fall, we may not improve our gross margins or sales growth sufficiently to achieve profitability.
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
The diabetes treatment market is subject to rapid technological change and product innovation. The Omnipod System is based on our proprietary technology, but a number of companies, medical researchers and existing pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs and other therapeutics for the monitoring, treatment and/or prevention of insulin-dependent diabetes. For example, FDA approval of a commercially viable “closed-loop” or "hybrid closed-loop" system that combines continuous “real-time” glucose sensing or monitoring and automatic continuous subcutaneous insulin infusion in a manner that delivers appropriate amounts of insulin on a timely basis with reduced patient direction could have a material adverse effect on our revenue and future profitability. Medtronic has developed a "hybrid closed-loop" system with FDA-approval, which was commercially launched in 2017 and which could negatively impact our business. In addition, the National Institutes of Health and other supporters of diabetes research are continually seeking ways to prevent, cure or improve the treatment of diabetes. Any technological breakthroughs in diabetes monitoring, treatment or prevention could render the Omnipod System obsolete, which would have a material adverse effect on our business, financial condition and results of operations.
We also have ongoing initiatives to develop products to improve the treatment of Type 1 diabetes and to treat patients with highly insulin resistant Type 2 diabetes. For example, we are working with DexCom to integrate its continuous glucose monitoring technology with the Omnipod System and we continue to explore partnership opportunities with other companies that have blood glucose monitoring and continuous glucose monitoring technologies. We are also developing with Eli Lilly and Company a new version of the Omnipod System specifically designed to deliver Humulin® R U-500 and U-200 insulin, which are more concentrated forms of insulin than traditional U-100 insulin for patients with higher insulin-resistance. In each of these cases, these projects will require substantial clinical support and are subject to regulatory approvals. No assurances can be given that these or other development initiatives by us will be successful. The failure to successfully bring any of these products to market could have an adverse effect on our business and results of operations.
If our existing license agreement with Abbott is terminated or we fail to enter into new license agreements allowing us to incorporate a blood glucose meter into the Omnipod System, or if Abbott's FreeStyle meter is less desirable to our current and potential customers, our business may be materially adversely impacted.
Our rights to incorporate the FreeStyle blood glucose meter into the Omnipod System are governed by a development and license agreement with Abbott. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license in the United States under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended, this agreement runs through January 2020. The agreement may be terminated or limited in geographical scope by Abbott or us under certain circumstances. Termination of this agreement could require us to either remove the blood glucose meter from PDMs to be sold in the future, which could impair the functionality of the Omnipod System, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the Omnipod System to our customers, which could have a material adverse effect on our business, financial condition and results of operations.
The FreeStyle blood glucose meter in our PDM is only approved for use with FreeStyle test strips in the United States. Not all third party payors reimburse patients for the purchase and use of FreeStyle test strips to the same extent as they reimburse patients for other brands of test strips. The absence or reduction in such reimbursement or availability of the test strips may make the Omnipod System less desirable to our current and potential customers.
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
Our non-insulin drug delivery product line faces challenges which, if not met, may impair its future success and continued growth.
Our non-insulin drug delivery product line has grown substantially over the past years. This product line typically involves the development, manufacturing and sale of a modified Omnipod System for delivery of a specific drug other than insulin. The marketing and sales initiatives driving this product line differ markedly from those on which we rely for our sales of Omnipod Systems to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to patients and clinicians. We expect that the continued success of our non-insulin drug delivery product line will face several challenges, including:

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
If we are unsuccessful in overcoming one or more of these challenges, our ability to capitalize on these opportunities and to continue to grow our non-insulin drug delivery product line could be significantly impaired, which in turn could materially and adversely impact our business and financial results.
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

•conformity assessment procedures;
•product traceability and record keeping procedures;
•advertising and promotion;
•product complaints, complaint reporting, recalls and field safety corrective actions;

•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
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
The Omnipod System is also sold in a number of European countries, Canada and Israel. As a result, we are required to comply with additional foreign regulatory requirements. For example, in April 2009, we first received CE Mark approval for our Omnipod System. The CE Mark gives us authorization to distribute the Omnipod System throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we first received Health Canada approval to distribute the Omnipod System throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.
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
We rely on third parties, such as contract research organizations, medical institutions, clinical investigators, contract laboratories and other third parties to conduct some of our clinical trials and pre-clinical investigations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.
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

We are subject to federal, state and foreign laws prohibiting “kickbacks” and false or fraudulent claims, and other fraud and abuse laws, transparency laws, and other health care laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
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
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection, and other matters. Many of these laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.

We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business, including laws and regulations relating to privacy and data protection, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, personal information, electronic contracts and other communications, competition, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, corrupt practices, fraud, waste and abuse restrictions, and securities law compliance. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, data protection laws passed by the federal government, many states and foreign countries require notification to users when there is a security breach for personal data.

In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. For example, data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to our customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.
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
Revenue for customers comprising more than 10% of total revenue were as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
Amgen, Inc.	15%	17%	10%
Ypsomed Distribution AG	22%	16%	12%
RGH Enterprises, Inc.	11%	10%	13%

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
In addition, substantially all of our Omnipod System inventory is held at a single location in Massachusetts. We take precautions to safeguard our facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our inventory, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property may have a material adverse effect on our business, financial condition and results of operations.
If we do not effectively manage the construction of our planned manufacturing facility in the U.S., our results of operations may be adversely affected.
To lower our manufacturing costs, increase supply redundancy and add capacity to support growth, we are constructing a highly-automated manufacturing facility in Acton, Massachusetts. This facility will also serve as our global headquarters. As of December 31, 2017, we had outstanding purchase commitments with various suppliers for the construction of the facility. To date, we have incurred capital expenditures of approximately $70 million related to this facility and we expect that capital expenditures for this facility will approach $200 million when production begins in 2019. These costs could increase significantly and there is no assurance that the final cost of the facility will not be materially higher than anticipated. There may be design changes, material cost escalations or budgetary overruns associated with the construction.
We may experience delays in the construction of our planned manufacturing facility. We may also encounter defects in materials and/or workmanship in connection with construction which could lead to a failure to adhere to compliance requirements. Any defects could delay the commencement of operations of the facility, lead to fines from non-compliance of regulatory requirements, or, if such defects are discovered after operations have commenced, could halt or discontinue the facility indefinitely.
Our success will depend on our ability to attract and retain personnel.
Over the last several years, we have made significant changes to our senior management team and to many other positions throughout the Company. We believe we will benefit substantially from the leadership and performance of these new employees. As such, our success will depend on our ability to retain our new employees and to attract and retain additional qualified personnel in the future. In addition, it is important to the success of the Company that the transition of the new employees be largely seamless. Competition for senior management personnel, and other highly skilled personnel is intense and there can be no assurances that we will be able to retain our personnel. The loss of the services of members of our senior management, and other highly skilled personnel could prevent or delay the implementation and completion of our objectives, or divert management’s attention to seeking qualified replacements.
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
If we do not effectively manage our growth, our business resources may become strained and we may not be able to deliver the Omnipod System in a timely manner, which could harm our results of operations.
Since the commercial launch of the Omnipod System, we have progressively expanded our marketing efforts to cover the entire United States. In addition, the Omnipod System is sold in a number of European countries, Canada and Israel. As we continue to expand our sales internationally, including our assumption of the distribution, sales, marketing, training and support activities of our Omnipod System across Europe following the expiration of our global distribution agreement with our European distributor on June 30, 2018, we will need to obtain regulatory approvals and reimbursement agreements with government agencies or private third-party payors in those countries. Failure to obtain such agreements would limit our ability to successfully penetrate those foreign, including the European, markets. In addition, the geographic expansion of our business will require additional manufacturing capacity to supply those markets as well as additional sales and marketing resources.
We expect to continue to increase our manufacturing capacity, our personnel and the scope of our U.S. and international sales and marketing efforts. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations resources. In order to manage future growth, we will be required to improve existing, and implement new, sales and marketing efforts and distribution channels. The form and function of our enterprise information technology systems will need to change and be improved upon as our business needs change. We will need to manage our supply chain effectively, including the development of our U.S. manufacturing, our relationship with Flex and other suppliers going forward. We may also need to partner with additional third-party suppliers to manufacture certain components of the Omnipod System and complete additional manufacturing lines in the future. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to manufacture sufficient inventory, or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the Omnipod System in a timely manner and our results of operations may be adversely affected.
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
We currently promote, market and sell the majority of our Omnipod Systems through our own direct sales force. We currently utilize a limited number of domestic distributors to augment our sales efforts. In addition, in January 2010 we entered into an exclusive distribution agreement with our European distributor to promote, advertise, distribute and sell the Omnipod System in certain countries. This agreement expires in mid-2018, at which point we will assume the distribution, sales, marketing, training and support activities of our Omnipod System across Europe. In addition to the Omnipod System, our European distributor also markets and sells a suite of other products for the treatment of diabetes and has introduced and sells its own branded conventional insulin pump. We cannot assure you that we will be able to successfully develop our relationships with third-party distributors. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Distributors that are in the business of selling other medical products may not devote a sufficient level of resources and support required to generate awareness of our products and grow or maintain product sales. If our distributors are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.

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
Conversion of any of our Convertible Senior Notes may dilute the ownership interest of existing stockholders or depress our stock price.
The conversion of some or all of our Convertible Senior Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the anticipated conversion of the Convertible Senior Notes into a combination of cash and shares of our common stock could depress the price of our common stock.

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
In February 2016, we sold Neighborhood Diabetes to Liberty Medical. Under the terms of the sale, we agreed to indemnify Liberty Medical for certain customary matters primarily related to our pre-closing operation of the business. Although we currently do not expect any material indemnification obligations to arise, we could be required to reimburse Liberty Medical for such claims in the event that they were to arise.
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
In addition, in November 2008, our board of directors adopted a shareholder rights plan, implementing what is commonly known as a “poison pill.” This poison pill significantly increases the costs that would be incurred by an unwanted third party acquirer if such party owns or announces its intent to commence a tender offer for more than 15% of our outstanding common stock or otherwise “triggers” the poison pill by exceeding the applicable stock ownership threshold. The existence of this poison pill could delay, deter or prevent a takeover of us. The shareholder rights plan is scheduled to expire in November 2018.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We lease a total of approximately 143,000 square feet of office space, laboratory, warehousing and other related facilities. Approximately 100,000 of the total square footage consists of laboratory and office space for our corporate headquarters in Billerica, Massachusetts under leases expiring in November 2022.
Additionally, we lease approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. We lease other facilities in Canada, China, the United Kingdom, California and Tennessee containing a total of approximately 14,000 square feet under leases expiring from April 2018 to December 2020.
In December 2016, we purchased property for our U.S. manufacturing facility in Acton, Massachusetts. The property includes 195,000 square feet of manufacturing and office space.

Item 3. Legal Proceedings
The information required by this Item is provided under "Legal Proceedings" in Note 12 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.

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

	High	Low
Fiscal Year 2016
First Quarter	$37.54	$24.68
Second Quarter	$35.15	$26.89
Third Quarter	$45.07	$30.46
Fourth Quarter	$40.72	$30.73
Fiscal Year 2017
First Quarter	$47.22	$36.98
Second Quarter	$51.31	$39.10
Third Quarter	$59.46	$49.49
Fourth Quarter	$71.80	$55.67
As of February 16, 2018, there were approximately 11 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.
Performance Graph
The chart set forth below shows the value of an investment of $100 on December 31, 2012 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2017. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

	2012	2013	2014	2015	2016	2017
Insulet Corporation	$100	$175	$217	$178	$178	$325
NASDAQ Composite	100	142	162	173	187	242
NASDAQ Health Care	100	156	199	208	170	204
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
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,598,462	$35.10	5,058,556
Equity compensation plans not approved by security holders(2)	773,122	$35.08	—
Total(4)	4,371,584	$35.10	5,058,556	(3)

(1) Includes our Amended and Restated 2007 Stock Option and Incentive Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2017, 860,123 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $32.76.
(2) Consists of the following inducement grants made to certain executive officers upon their initial hire by us:

•	one inducement grant of 499,468 shares of non-qualified stock option awards made to Patrick J. Sullivan upon being hired by us in September 2014;

•	one inducement grant of 26,756 non-qualified stock options made to Bradley Thomas upon being hired by us in November 2014;

•
one inducement grant of 79,936 non-qualified stock options and 56,965 restricted stock units (37,976 of which have vested as of December 31, 2017) made to Shacey Petrovic upon being hired by us in February 2015;

•
one inducement grant of 58,852 non-qualified stock options and 43,028 restricted stock units (28,685 of which have vested as of December 31, 2017) made to Michael Levitz upon being hired by us in May 2015;

•
one inducement grant of 29,581 non-qualified stock options and 21,627 restricted stock units (14,418 of which have vested as of December 31, 2017) made to David Colleran upon being hired by us in June 2015; and

•
one inducement grant of 30,511 non-qualified stock options and 22,431 restricted stock units (14,954 of which have vested as of December 31, 2017) made to Michael Spears upon being hired by us in July 2015.

These non-qualified stock option awards and restricted stock units were granted outside of our Amended and Restated 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635.
(3) The maximum number of shares of our common stock that remain available for future issuance under our 2017 Stock Option and Incentive Plan as of December 31, 2017 is 5,058,556 shares.
(4) As of December 31, 2017, 994,364 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued as inducement grants was $35.08.
For more information relating to our equity compensation plans, see footnote 13 to our consolidated financial statements.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2017, nor issue any securities that were not registered under Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data

	Years Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:
Revenue	$463,768	$366,989	$263,893	$231,321	$185,139
Cost of revenue	186,599	155,903	130,622	104,195	95,364
Gross profit	277,169	211,086	133,271	127,126	89,775
Operating expenses:
Research and development	74,452	55,710	43,208	27,900	21,765
Sales and marketing	121,617	94,483	78,407	50,552	45,176
General and administrative (1)	88,487	71,597	60,392	57,548	49,509
Total operating expenses	284,556	221,790	182,007	136,000	116,450
Operating loss	(7,387)	(10,704)	(48,736)	(8,874)	(26,675)
Interest expense and other, net (3)	(19,187)	(16,114)	(12,654)	(39,006)	(15,783)
Loss from continuing operations before income taxes	(26,574)	(26,818)	(61,390)	(47,880)	(42,458)
Income tax expense (benefit)	257	392	212	60	22
Net loss from continuing operations	(26,831)	(27,210)	(61,602)	(47,940)	(42,480)
Loss from discontinued operations, net of tax(2)	—	(1,669)	(11,918)	(3,560)	(2,494)
Net loss	$(26,831)	$(28,879)	$(73,520)	$(51,500)	$(44,974)
Net loss per share basic and diluted:
Net loss from continuing operations per share	(0.46)	(0.48)	(1.08)	(0.86)	(0.78)
Net loss from discontinued operations per share	—	(0.03)	(0.21)	(0.06)	(0.05)
Weighted-average number of shares used in calculating net loss per share	58,003,434	57,251,377	56,785,646	55,628,542	54,010,887

	As of December 31,
(In thousands)	2017	2016	2015	2014	2013
Consolidated Balance Sheets Data:
Cash and cash equivalents	$272,577	$137,174	$122,672	$151,193	$149,727
Short-term investments	$167,479	$161,396	$—	$—	$—
Working capital	$451,146	$314,263	$125,605	$163,900	$155,824
Long-term investments	$125,549	$—	$—	$—	$—
Total assets	$816,744	$456,647	$275,126	$297,182	$286,541
Current portion of long-term debt and capital lease obligations	$—	$269	$5,519	$3,380	$2,637
Long-term debt and capital lease obligations(3)	$566,173	$332,768	$171,967	$166,283	$117,627
Other long-term liabilities	$6,030	$5,032	$3,952	$2,774	$1,943
Total stockholders’ equity	$158,516	$63,150	$34,051	$83,829	$124,597

(1)	Includes a charge of $6.1 million related to in-process internally developed software in 2016.

(2)
Includes an impairment charge of $9.0 million in 2015 related to the impairment of the Neighborhood Diabetes asset group. See Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

(3)
In June 2008, we issued and sold $85.0 million principal amount of 5.375% Convertible Senior Notes due June 2013. In June 2011, we issued and sold $143.8 million of 3.75% Convertible Notes due June 2016 and repurchased $70 million in principal of the 5.375% Notes. In June 2014, we issued and sold $201.3 million of 2% Convertible Notes due June 2019 and repurchased $114.9 million in 3.75% Notes. In July 2014, the remaining principal balance of the 3.75% Notes were converted and the principal was settled in cash. In September 2016, we issued $345.0 million of 1.25% Convertible Notes due September 2021 and repurchased $134.2 million in principal of the 2% Notes. In November 2017, we issued $402.5 million of 1.375% Convertible Notes due November 2024 and repurchased $63.4 million in principal of the 2% Notes. See Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Level Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device, which is worn on the body for approximately three days at a time, and its wireless companion, the handheld PDM. Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump and tubing, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We began commercial sale of the Omnipod System in the United States in 2005. We sell the Omnipod System in the United States through direct sales to customers or through our distribution partners. The Omnipod System is currently available in multiple countries in Europe, as well as Canada and Israel.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies that utilize a customized form of the Omnipod System to deliver a drug over a specified interval of time, at a certain administered volume. The majority of our drug delivery revenue currently consists of sales of Amgen's Neulasta Onpro kit.
We are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in early 2019. The facility will also serve as our global headquarters. We expect that the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth. We expect capital expenditures for the construction of the Acton facility and related equipment purchases will approach $200 million when production begins in 2019 and will be funded by our cash flows from operations and proceeds from our senior convertible debt offerings.
We announced on July 20, 2017 our plans to assume, on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018. Once we assume commercial activities following the expiration of the current distribution agreement, we expect our revenue and gross margins to increase, as average customer pricing in Europe is higher than the current distributor pricing to our European distributor. Throughout 2018, we expect to incur increased operating expenses as we invest in our European operations. Once European operations are established, excluding nonrecurring transition-related costs, we expect that the assumption of direct distribution will be accretive to our consolidated results of operations.

Highlights and Recent Developments:

•
In January 2018, we announced that CMS has issued guidance clarifying that Medicare Part D Plan Sponsors are permitted to provide coverage for products such as the Omnipod System under the Medicare Part D (prescription drug) program. The CMS guidance empowers us to begin working with Medicare Part D carriers to ensure beneficiaries living with diabetes have access to the Omnipod System. Securing Medicare Part D coverage also provides us with a direct pathway to gain Medicaid coverage at the state level, as many state-run Medicaid programs follow CMS prescription drug guidance to determine coverage. This allows access for lower-income individuals and families on Medicaid for whom Omnipod currently is not a covered option. The Company estimates that obtaining Medicare and Medicaid coverage extends Omnipod System coverage access to approximately 450,000 additional individuals with Type 1 diabetes in the United States.

•
Also in January 2018, we submitted a premarket notification 510(k) to the FDA requesting clearance for commercial distribution of our DASH TM System, which is our next generation of the Omnipod System, featuring a secured Bluetooth Low Energy enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. Upon clearance, we would begin a limited commercial release of the product prior to a full market launch.

•
In November 2017, we issued and sold $402.5 million in principal amount of 1.375% Convertible Senior Notes due in 2024 and repurchased $63.4 million in principal amount of our 2.0% Convertible Senior Notes due in 2019.

•
In July 2017, we announced plans to assume distribution and commercial support for the Omnipod System in Europe as further discussed above. We believe that our strategy of accessing our customers directly in Europe will allow us to have better control over existing and future markets, be closer to our customers, gain a better understanding of innovation needs specific to the European market, and expand our customer base.

•
During 2017, we began construction of our new, highly-automated U.S. manufacturing facility in Acton, Massachusetts. We believe that this manufacturing facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer our growing U.S. customer base and support our growth. The facility will also serve as our global headquarters.

2017 Revenue Results:

•	Total revenue of $463.8 million

◦	U.S. Omnipod revenue of $271.6 million, an 18% increase year over year

◦	International Omnipod revenue of $120.0 million, a 67% increase year over year

◦	Drug Delivery revenue of $72.2 million, an 11% increase year over year
Our long-term financial objective is to achieve and sustain profitable growth. We expect our efforts in 2018 and 2019 to focus primarily on the construction and commissioning of our U.S. manufacturing facility, the establishment of our European operations, the launch of new products, such as the DASH TM Omnipod System, continuing our product development efforts, and taking the necessary actions such as amending or creating payor or distributor contracts to allow us to service patients who receive benefits through the Medicare Part D and Medicaid programs. Achieving these objectives is expected to require additional investments in certain personnel and initiatives, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness. We believe that we will continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.
Components of Financial Operations
Revenue.  We derive most of our revenue from global sales of the Omnipod System. Our revenue also includes sales of devices based on the Omnipod System technology platform to global pharmaceutical and biotechnology companies for the delivery of subcutaneous drugs across multiple therapeutic areas.
Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty, inventory reserve and overhead costs such as freight-in and depreciation, and the cost of products we acquire from third party suppliers.
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

Results of Operations
This section discusses our consolidated results of operations for 2017 compared to 2016, as well as 2016 compared to 2015, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K.
TABLE 1: RESULTS OF OPERATIONS

	Years Ended December 31,				Years Ended December 31,
(In Thousands)	2017	2016	$ Change	% Change	2016	2015	$ Change	% Change
Revenue
U.S. Omnipod	$271,597	$229,785	$41,812	18%	$229,785	$189,604	$40,181	21%
International Omnipod	119,953	71,889	48,064	67%	71,889	40,339	31,550	78%
Drug Delivery	72,218	65,315	6,903	11%	65,315	33,950	31,365	92%
Total Revenue	463,768	366,989	96,779	26%	366,989	263,893	103,096	39%
Cost of revenue	186,599	155,903	30,696	20%	155,903	130,622	25,281	19%
Gross profit	277,169	211,086	66,083	31%	211,086	133,271	77,815	58%
Gross margin	59.8%	57.5%		2.3	57.5%	50.5%		7
Operating expenses:
Research and development	74,452	55,710	18,742	34%	55,710	43,208	12,502	29%
Sales and marketing	121,617	94,483	27,134	29%	94,483	78,407	16,076	21%
General and administrative	88,487	71,597	16,890	24%	71,597	60,392	11,205	19%
Total operating expenses	284,556	221,790	62,766	28%	221,790	182,007	39,783	22%
Operating loss	(7,387)	(10,704)	(3,317)	(31)%	(10,704)	(48,736)	(38,032)	(78)%
Interest expense and other, net	(19,187)	(16,114)	(3,073)	19%	(16,114)	(12,654)	(3,460)	27%
Loss from continuing operations before income taxes	(26,574)	(26,818)	(244)	(1)%	(26,818)	(61,390)	(34,572)	(56)%
Income tax expense	257	392	(135)	(34)%	392	212	180	85%
Net loss from continuing operations	(26,831)	(27,210)	(379)	(1)%	(27,210)	(61,602)	(34,392)	(56)%
Loss from discontinued operations, net of tax	—	(1,669)	(1,669)	(100)%	(1,669)	(11,918)	(10,249)	(86)%
Net loss	$(26,831)	$(28,879)	$2,048	(7)%	$(28,879)	$(73,520)	$44,641	(61)%

Comparison of the Years Ended December 31, 2017 and December 31, 2016
Revenue
Our total revenue increased to $463.8 million, up $96.8 million, or 26%, in 2017 compared to 2016, due to strong growth in our International Omnipod revenue, our U.S. Omnipod revenue and our on-body injection device for drug delivery. Our International Omnipod revenue increased to $120.0 million, up $48.1 million, or 67%, primarily due to growth in distributor sales from continued adoption in existing and newer markets within Europe such as France. Our U.S. Omnipod revenue increased to $271.6 million, up $41.8 million, or 18%, primarily due to growth in our installed base as we continue to expand awareness of the Omnipod System. Our drug delivery revenue increased to $72.2 million, up $6.9 million, or 11%, due to growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.
For 2018, we expect strong revenue growth driven by our expansion in the U.S. and internationally, as well as the transition to direct distribution of our Omnipod System across Europe following the expiration of our global distribution agreement with our European distributor on June 30, 2018, partially offset by lower drug delivery revenue.
Cost of Revenue
Cost of revenue increased to $186.6 million, up $30.7 million, or 20%, in 2017 compared to 2016, primarily due to an increase in sales volumes, partially offset by improvements in supply chain operations in 2017.

Gross Margin
Gross margin increased to 59.8%, up approximately 2.3 points, in 2017 compared to 2016. The increase in gross margin was primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe. For 2018, we expect gross margin to increase as compared to 2017 primarily due to improvements in supply chain operations and our assumption of distribution of our Omnipod System in Europe in the second half of 2018.
Research and Development
Research and development expenses increased to $74.5 million, up $18.7 million, or 34%, in 2017 compared to 2016. The increase in research and development expenses in the current period was primarily due to an increase in expenses related to our development projects, including our digital mobile Omnipod platform, which involves interaction with continuous glucose monitoring technology, our concentrated insulin program and our artificial pancreas program. For 2018, we expect overall research and development spending to increase as compared to 2017 primarily due to the development efforts on our ongoing projects.
Sales and Marketing
Sales and marketing expenses increased to $121.6 million, up $27.1 million, or 29%, for 2017, compared to 2016. The increase in sales and marketing expenses in the current period was primarily due increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel, investments to support our assumption in mid-2018 of direct commercial support for Omnipod in Europe, and increased advertising expenses associated with direct to patient marketing activities. We expect sales and marketing expenses in 2018 to increase as compared to 2017 due to the expansion of our sales force and customer support personnel and establishment of direct commercial operations in Europe.
General and Administrative
General and administrative expenses increased to $88.5 million, up $16.9 million, or 24%, for 2017, compared to 2016. The increase in general and administrative expenses in the current period was primarily attributable to increased personnel-related costs and fees related to external consultants and professional service providers to support the growth in our business. For 2018, we expect overall general and administrative expenses to increase as compared to 2017 as we continue to grow the business and make investments in our operating structure to support continued growth as well as the establishment of direct commercial operations in Europe.
Interest Expense and Other, Net
Interest expense and other, net, increased to $19.2 million, up $3.1 million, or 19%, for 2017, compared to 2016. The increase in interest expense and other, net, in the current period was primarily due to a net increase in our outstanding long-term debt, partially offset by lower losses on the extinguishment of debt in 2017. Non-cash interest expense, which includes the amortization of deferred financing and debt issuance costs, increased $7.9 million and cash interest expense increased $1.8 million in 2017 as compared to 2016. These increases were partially offset by a $1.9 million reduction in losses on the extinguishment of debt in 2017, higher capitalization of interest, and higher interest income. We expect that our interest expense and other, net, will increase in 2018 compared to the prior year primarily due to an increase in non-cash interest expense associated with the issuance in November 2017 of our 1.375% Notes, partially offset by higher capitalization of interest due to increased capital expenditures associated with the construction of our Acton, Massachusetts facility.
Income Tax Expense
Income tax expense was not material to our results of operations in the years 2017 or 2016 as we have generated net operating losses to date and have fully reserved our net operating loss carryforwards. For more information on our income tax expense, please refer to Note 15 to the consolidated financial statements.

Comparison of the Years Ended December 31, 2016 and December 31, 2015
Revenue
Our total revenue increased to $367.0 million, up $103.1 million, or 39%, in 2016, compared to 2015, primarily due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue and our on-body injection device for drug delivery. Our U.S. Omnipod revenue increased to $229.8 million, up $40.2 million, or 21%, primarily due to growth in our installed base of Omnipod users which was greatly driven by the expansion in 2015 and 2016 of our sales force and customer support personnel and strategic initiatives introduced in mid-2015 to expand awareness of the Omnipod System. The results for 2015 were also partially impacted by unfavorable distributor ordering patterns in the first quarter of 2015 which stabilized thereafter. Our International Omnipod revenue increased to $71.9 million, up $31.6 million, or 78%, primarily due to growth in distributor sales from continued adoption in existing markets and to a lesser extent from entry into new markets. The results for 2015 included lower International Omnipod sales which partially resulted from unfavorable distributor ordering patterns in the first and second quarters of 2015, which stabilized thereafter. Our drug delivery revenue increased to $65.3 million, up $31.4 million due to strong growth in demand for our primary drug delivery device following regulatory approval in December 2014.
Cost of Revenue
Cost of revenue increased to $155.9 million, up $25.3 million, or 19%, in 2016 compared to 2015, primarily due to an increase in sales volumes, partially offset by $11.5 million of costs incurred during 2015 that were considered non-recurring in nature, along with supply chain operation efficiency and effectiveness improvements made in 2016.
Gross Margin
Gross margin increased to 57.5%, up approximately 7 points, in 2016 compared to 2015, primarily due to $11.5 million of costs incurred in 2015 that were considered non-recurring in nature, along with supply chain operation efficiencies and effectiveness improvements made in 2016.
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
Sales and Marketing
Sales and marketing expenses increased to $94.5 million, up $16.1 million, or 21%, for 2016 compared to 2015, primarily due to an increase of $16.0 million in personnel-related expenses, including increased incentive compensation costs resulting from growth in the business, as well as costs associated with the expansion in 2015 of our sales force and customer support personnel.
General and Administrative
General and administrative expenses increased to $71.6 million, up $11.2 million, or 19%, for 2016 compared to 2015. This increase includes a charge of $6.1 million related to in-process internally developed software recorded in the fourth quarter of 2016 due to a change in our longer-term enterprise resource planning system requirements. In addition, the increase was also due to a $4.6 million increase that was primarily attributable to personnel-related costs on higher incentive compensation associated with growth in our business, as well as additional staff to support our growth expectations and fees paid for external consultants.
Interest Expense and Other, Net
Interest expense and other income, net increased to $16.1 million, up $3.5 million, or 27% for 2016 compared to 2015, due to $3.0 million of net additional interest expense associated with the issuance of the 1.25% Notes and a $2.6 million charge recorded for the extinguishment of debt related to the repurchase of $134.2 million in principal of the 2% Notes. This was partially offset from a slight decrease in capital lease interest expense.
Income Tax Expense
Income tax expense was not material to our results of operations in the years 2016 or 2015. For more information on our income tax expense, please refer to Note 15 to the consolidated financial statements.

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

Liquidity and Capital Resources
As of December 31, 2017, we had $272.6 million in cash and cash equivalents and $293.0 million in short-term and long-term investments. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in 2019. This facility will also serve as our global headquarters. As a result, capital expenditures have increased above historic levels to fund the construction of the Acton facility and related equipment purchases. As of December 31, 2017, investments in construction-in-progress related to the Acton facility were approximately $70 million. We expect that capital expenditures for this facility will approach $200 million when production begins in 2019.
In connection with our plans to assume, on July 1, 2018, all commercial activities of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018, we will be required to pay to the European distributor a per unit fee for sales of our Omnipod device, over the twelve months following the expiration of the global distribution agreement, to identified customers (as that term is defined in the distribution agreement) of the European distributor who had previously entered into an agreement with the distributor for the purchase of Omnipod devices. While the actual total fee could vary significantly, we estimate that the total fee could be in the range of approximately $10 million to $55 million. The fee will be determined and paid on a quarterly basis following the expiration of the distribution agreement and the actual amount of the fee will depend on a number of factors and will not be known until the number of qualifying sales of Omnipod devices is determined following each quarter beginning with the quarter ending September 30, 2018.
Convertible Senior Notes
In order to finance our operations and global expansion, we have periodically issued and sold Convertible Senior Notes, which are convertible into our common stock. As of December 31, 2017, the following Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in thousands)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
June 2014	2.000%	$3,664	June 15, 2019	21.5019	$46.51
September 2016	1.250%	345,000	September 15, 2021	17.1332	$58.37
November 2017	1.375%	402,500	November 15, 2024	10.7315	$93.18
Total		$751,164
Additional information regarding our debt issuances is provided in Note 11 to the consolidated financial statements included under Item 8 of this Form 10-K.
Capital Leases
As of December 31, 2017, we had no capital leases outstanding.

Summary of Cash Flows	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash provided by (used in):
Operating activities	$41,207	$15,911	$(12,552)
Investing activities	(210,797)	(178,010)	(15,323)
Financing activities	304,547	176,567	(371)
Effect of exchange rate changes on cash	446	34	(275)
Net increase (decrease) in cash and cash equivalents	$135,403	$14,502	$(28,521)
Included in our summary of cash flows for the years ended December 31, 2016 and 2015 are the results of our discontinued operations. Additional information regarding our discontinued operations is provided in Note 19 to the consolidated financial statements included under Item 8 of this Form 10-K.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2017 was $41.2 million compared to net cash provided by operating activities of $15.9 million in the same period of 2016, an increase of $25.3 million year over year. The increase in cash provided by operating activities in the current period is primarily due to reductions in working capital (excluding cash and cash equivalents and short-term investments) in the current period as compared to investments in working capital in 2016, which included additional inventory purchases in order to support customer demand. Reductions in working capital in the current period were primarily due to increases in accounts payable, accrued expenses and other liabilities, partially offset by increases in account receivable due to the growth of our business.
Our net cash provided by operating activities was $15.9 million for the year ended December 31, 2016 compared to net cash used in operating activities of $12.6 million in the same period in 2015. The increase was primarily due to a lower net loss recorded for the year and improved customer collections, partially offset by timing of cash disbursements and additional inventory purchases in order to support customer demand and to allow for alternative shipping methods.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2017 was $210.8 million compared to net cash used in investing activities of $178.0 million in 2016, an increase of $32.8 million. The increase in investing activities in the current period is primarily due to an increase in capital expenditures, which were $77.2 million in 2017 compared to $22.1 million in 2016, primarily associated with the construction of our manufacturing facility in Acton, Massachusetts, partially offset by fewer net investments in marketable securities in the current period.
Net cash used in investing activities in the year ended December 31, 2016 was $178.0 million compared to $15.3 million in the same period of 2015. In the year ended December 31, 2016, we invested $161.6 million in marketable securities (net of proceeds from redemptions and sales) driven by the net proceeds from the issuance of our 1.25% Notes. There were no such investments in 2015. In addition, the increase in investing activities related to higher capital expenditures of $22.1 million in 2016 compared to $10.6 million in 2015, primarily associated with investments in supply chain operations including $10.7 million for equipment in process of construction to support our U.S. manufacturing initiatives.
Financing Activities
Net cash provided by financing activities for the year ended December 31, 2017 was $304.5 million compared to $176.6 million in net cash provided by financing activities in 2016, an increase of $127.9 million. The increase was primarily attributable to net proceeds of $391.6 million in November 2017 from the issuance of our 1.375% Notes as compared to $333.7 million of net proceeds from the issuance in 2016 of our 1.25% Notes, and lower repayments to retire outstanding debt in the current period as compared to 2016. In November 2017, we made payments of $98.6 million to extinguish $63.4 million of our outstanding 2% Notes as compared to $153.6 million of payments to extinguish a portion of our 2% Notes in 2016.
Net cash provided by financing activities in the year ended December 31, 2016 was $176.6 million compared to $0.4 million in net cash used in financing activities in the same period of 2015. The increase was primarily attributable to net proceeds of $333.7 million in September 2016 from the issuance of our 1.25% Notes, offset by repayments of $153.6 million to extinguish $134.2 million, or approximately 67%, of our outstanding 2% Notes.
Commitments and Contingencies
We lease facilities in Massachusetts, California, Tennessee, the United Kingdom, Canada and China. These leases are accounted for as operating leases and generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets.
The following table summarizes our principal obligations as of December 31, 2017:

(In millions)
Contractual Obligations (3)	Total	2018	2019	2020	2021	2022	Later
Operating lease obligations	$13.1	$3.0	$3.0	$2.6	$2.4	$2.1	$—
Debt obligations: principal (1)	751.2	—	3.7	—	345.0	—	402.5
Debt obligations: cash interest (1)	54.1	9.9	9.9	9.8	8.6	5.5	10.4
Purchase obligations(2)	140.9	128.3	12.6	—	—	—	—
Total contractual obligations	$959.3	$141.2	$29.2	$12.4	$356.0	$7.6	$412.9

(1)	Debt obligations include principal and cash interest. Our senior convertible notes incur annual interest of 2%, 1.25% and 1.375%.

(2)
Our purchase obligations include commitments with certain of our suppliers, primarily for the purchase of Omnipod System components and manufacturing equipment along with other commitments to purchase goods or services in the normal course of business. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. These amounts include approximately $58.0 million of commitments with three major suppliers for the construction of our Acton, Massachusetts manufacturing facility and the establishment of highly-automated manufacturing operations.

(3)
The contractual obligations table excludes a fee that we will be required to pay to our European distributor following the expiration of our global distribution agreement on June 30, 2018. The actual amount of the fee is uncertain and is dependent on a number of factors.

Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 12 of the consolidated financial statements included under Item 8 of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet financing arrangements.
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
Based on the sensitivity of reported financial statement amounts to the underlying estimates and assumptions, the relatively more significant accounting policies applied by us have been identified by management as those associated with the following:
•Revenue recognition
•Fair value measurements
•Accounts receivable and allowance for doubtful accounts
•Inventories

•Product warranty costs
•Convertible debt
•Commitments and contingencies
•Stock-based compensation

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
Our financial instruments consist of cash, cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses, debt and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest in cash equivalents, short-term and long-term marketing securities. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.
As of December 31, 2017, we had outstanding debt recorded on our consolidated balance sheet of $566.2 million, net of deferred financing costs and unamortized debt discount totaling $185.0 million, related to our Convertible Senior Notes. As the interest rates are fixed and the notes are not carried at fair value, changes in interest rates do not affect the value of our debt.
Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We are primarily exposed to currency exchange rate fluctuations related to our subsidiary operation in Canada and, to a lesser extent, Europe. Currently, the majority of our sales outside of the U.S. are transacted in U.S. dollars and are not subject to material foreign currency fluctuations. We expect that as we establish our commercial operations in Europe during 2018 that our business will become more susceptible to foreign exchange rate volatility, primarily related to the Euro and the British Pound.
Fluctuations in foreign currency rates could affect our sales, cost of goods and operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our cash flows, financial condition or results of operations.
Item 8. Financial Statements and Supplementary Data
Our financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, and the Reports of the Registered Independent Public Accounting Firms are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Insulet Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 21, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2016.

Boston, Massachusetts
February 21, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Insulet Corporation

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Insulet Corporation for the year ended December 31, 2015. Our audit also includes the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2015. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Insulet Corporation for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2015 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 29, 2016
(except for the effects of discontinued operations as discussed in Note 19 as to which the date is September 6, 2016 and the effects of the adoption of ASU 2016-19 and ASU 2016-18 as discussed in Notes 2 and 7, as to which the date is February 21, 2018 )

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$272,577	$137,174
Short-term investments	167,479	161,396
Accounts receivable, net	53,373	28,803
Inventories	33,793	35,514
Prepaid expenses and other current assets	9,949	7,073
Total current assets	537,171	369,960
Long-term investments	125,549	—
Property and equipment, net	107,864	44,753
Other intangible assets, net	4,351	2,041
Goodwill	39,840	39,677
Other assets	1,969	216
Total assets	$816,744	$456,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,413	$13,160
Accrued expenses and other current liabilities	59,256	41,228
Deferred revenue	2,356	1,309
Total current liabilities	86,025	55,697
Long-term debt, net	566,173	332,768
Other long-term liabilities	6,030	5,032
Total liabilities	658,228	393,497
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2017 and 2016. Issued and outstanding: zero shares at December 31, 2017 and 2016	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2017 and 2016. Issued and outstanding: 58,319,348 and 57,457,967 shares at December 31, 2017 and 2016, respectively	58	57
Additional paid-in capital	866,206	744,243
Accumulated other comprehensive loss	(493)	(726)
Accumulated deficit	(707,255)	(680,424)
Total stockholders’ equity	158,516	63,150
Total liabilities and stockholders’ equity	$816,744	$456,647

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015
Revenue	$463,768	$366,989	$263,893
Cost of revenue	186,599	155,903	130,622
Gross profit	277,169	211,086	133,271
Operating expenses:
Research and development	74,452	55,710	43,208
Sales and marketing	121,617	94,483	78,407
General and administrative	88,487	71,597	60,392
Total operating expenses	284,556	221,790	182,007
Operating loss	(7,387)	(10,704)	(48,736)
Interest expense	21,211	14,388	12,712
Interest income and other, net	2,633	825	58
Loss on extinguishment of long-term debt	609	2,551	—
Interest and other income (expense), net	(19,187)	(16,114)	(12,654)
Loss from continuing operations before income taxes	(26,574)	(26,818)	(61,390)
Income tax expense	257	392	212
Net loss from continuing operations	(26,831)	(27,210)	(61,602)
Loss from discontinued operations, net of tax ($408 and $79 for the years ended December 31, 2016 and 2015, respectively)	—	(1,669)	(11,918)
Net loss	$(26,831)	$(28,879)	$(73,520)

Net loss from continuing operations per share basic and diluted	$(0.46)	$(0.48)	$(1.08)
Net loss from discontinued operations per share basic and diluted	$—	$(0.03)	$(0.21)
Weighted-average number of shares used in calculating net loss per share	58,003,434	57,251,377	56,785,646

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Net loss	$(26,831)	$(28,879)	$(73,520)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	565	135	(641)
Unrealized loss on available-for-sale securities, net of tax	(332)	(207)	—
Total other comprehensive income (loss), net of tax	233	(72)	(641)
Total comprehensive loss	$(26,598)	$(28,951)	$(74,161)

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance, December 31, 2014	56,299,022	$56	$661,811	$(578,025)	$(13)	$83,829
Exercise of options to purchase common stock	449,149	1	7,198	—	—	7,199
Issuance for employee stock purchase plan	22,039	—	652	—	—	652
Stock-based compensation expense	—	—	19,178	—	—	19,178
Restricted stock units vested, net of shares withheld for taxes	184,620	—	(2,646)	—	—	(2,646)
Net loss	—	—	—	(73,520)	—	(73,520)
Other comprehensive income					(641)	(641)
Balance, December 31, 2015	56,954,830	57	686,193	(651,545)	(654)	34,051
Exercise of options to purchase common stock	242,962	—	4,832	—	—	4,832
Issuance for employee stock purchase plan	30,949	—	802	—	—	802
Stock-based compensation expense	—	—	23,638	—	—	23,638
Restricted stock units vested, net of shares withheld for taxes	229,226	—	(2,866)	—	—	(2,866)
Allocation to equity for conversion feature on 1.25% Notes, net of issuance costs	—	—	64,509	—	—	64,509
Extinguishment of conversion feature on 2% Notes, net of issuance costs	—	—	(32,865)	—	—	(32,865)
Net loss	—	—	—	(28,879)	—	(28,879)
Other comprehensive loss					(72)	(72)
Balance, December 31, 2016	57,457,967	57	744,243	(680,424)	(726)	63,150
Exercise of options to purchase common stock	505,207	1	13,987	—	—	13,988
Issuance for employee stock purchase plan	59,134	—	1,817	—	—	1,817
Stock-based compensation expense		—	31,941	—	—	31,941
Restricted stock units vested, net of shares withheld for taxes	297,040	—	(4,054)	—	—	(4,054)
Allocation to equity for conversion feature on 1.375% Notes, net of issuance costs	—	—	117,458	—	—	117,458
Extinguishment of conversion feature on 2% Notes, net of issuance costs	—	—	(39,186)	—	—	(39,186)
Net loss				(26,831)		(26,831)
Other comprehensive income					233	233
Balance, December 31, 2017	58,319,348	$58	$866,206	$(707,255)	$(493)	$158,516

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities
Net loss	$(26,831)	$(28,879)	$(73,520)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	13,854	13,833	15,838
Non-cash interest expense	18,008	10,068	7,678
Stock-based compensation expense	31,941	23,617	19,178
Loss on extinguishment of long-term debt	609	2,551	—
Provision for bad debts	1,922	2,070	1,184
Impairments and other	89	6,234	9,086
Changes in operating assets and liabilities:
Accounts receivable	(26,322)	12,551	(9,793)
Inventories	1,689	(24,103)	(722)
Deferred revenue	1,061	(849)	809
Prepaid expenses and other assets	(3,328)	(2,621)	(1,460)
Accounts payable, accrued expenses and other current liabilities	27,313	639	17,986
Other long-term liabilities	1,202	800	1,184
Net cash provided by (used in) operating activities(1)	41,207	15,911	(12,552)
Cash flows from investing activities
Purchases of property, equipment and software (2)	(77,226)	(22,115)	(10,608)
Purchases of investments	(297,965)	(177,654)	—
Receipts from the maturity or sale of investments	164,394	16,045	—
Proceeds from divestiture of business, net	—	5,714	—
Acquisition of business	—	—	(4,715)
Net cash used in investing activities	(210,797)	(178,010)	(15,323)
Cash flows from financing activities
Principal payments of capital lease obligations	(269)	(5,518)	(5,576)
Proceeds from issuance of convertible notes, net of issuance costs	391,638	333,725	—
Repayment of convertible notes	(98,572)	(153,628)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	15,804	4,854	7,851
Payment of withholding taxes in connection with vesting of restricted stock units	(4,054)	(2,866)	(2,646)
Net cash provided by (used in) financing activities	304,547	176,567	(371)
Effect of exchange rate changes on cash	446	34	(275)
Net increase (decrease) in cash, cash equivalents and restricted cash	135,403	14,502	(28,521)
Cash, cash equivalents and restricted cash, beginning of year (3)	137,174	122,672	151,193
Cash, cash equivalents and restricted cash, end of year (3)	$272,577	$137,174	$122,672
Supplemental disclosure of cash flow information
Cash paid for interest	$2,476	$3,687	$4,025
Cash paid for taxes	$462	$932	$109
Non-cash investing and financing activities
Allocation to equity for conversion feature for issuance of 1.375% convertible notes	$120,710	$—	$—
Allocation to equity for conversion feature for issuance of 1.25% convertible notes	$—	$66,689	$—
Allocation to equity for conversion feature for the repurchase of 2% convertible notes	$(39,186)	$(32,865)	$—
Purchases of property and equipment under capital lease	$—	$—	$5,721
(1) Includes activity related to discontinued operations for the years ended December 31, 2016 and 2015. See Note 19 to the consolidated financial statements for discussion of discontinued operations.
(2) Cash outflows from purchases of property, equipment and software for the year ended December 31, 2017 include $2.0 million of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2016 and exclude $4.0 million of purchases made during the year ended December 31, 2017 that were included in accounts payable and accrued expenses as of December 31, 2017.
(3) Cash and cash equivalents includes restricted cash amounts totaling $0.5 million, $1.2 million and $1.2 million as of December 31, 2017, 2016 and 2015, respectively. See Note 2 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business
Insulet Corporation, the "Company," is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device, which is worn on the body for approximately three days at a time, and its wireless companion, the handheld Personal Diabetes Manager (“PDM”). Conventional insulin pumps require people with insulin-dependent diabetes to learn to use, manage and wear a number of cumbersome components, including up to 42 inches of tubing. In contrast, the Omnipod System features only two discreet, easy-to-use devices that eliminate the need for a bulky pump and tubing, provides for virtually pain-free automated cannula insertion, communicates wirelessly and integrates a blood glucose meter. The Company believes that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
Commercial sales of the Omnipod System began in the United States in 2005. The Company sells the Omnipod System in the United States through direct sales to customers or through its distribution partners. The Omnipod System is currently available in multiple countries in Europe, as well as in Canada and Israel.
To lower manufacturing costs, increase supply redundancy, add capacity closer to its largest customer base and support growth, the Company is constructing a highly-automated manufacturing facility in Acton, Massachusetts with planned production out of the facility beginning in early 2019. The facility will also serve as the Company's global headquarters.
The Company announced on July 20, 2017 its plans to assume, on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of its Omnipod System across Europe following the expiration of its distribution agreement with Ypsomed Distribution AG ("Ypsomed" or the "European distributor") on June 30, 2018. Until the expiration of the distribution agreement, the Company's current distribution agreement for its Omnipod products in Europe will remain in effect. The Company will be required to pay to the European distributor a per unit fee for sales of the Company's Omnipod device, over the twelve months following the expiration of the distribution agreement, to identified customers, as that term is defined in the distribution agreement, of the European distributor who had previously entered into an agreement with the distributor for the purchase of Omnipod devices. The Company expects to recognize a liability for this fee as qualifying sales of its Omnipod device are made to these identified customers during the twelve-month period beginning July 1, 2018.
In addition to using the Omnipod for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.
The Company acquired Neighborhood Holdings, Inc. and its wholly-owned subsidiaries (collectively, “Neighborhood Diabetes”) in June 2011. Through Neighborhood Diabetes, the Company provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals and had the ability to process claims as either durable medical equipment or through pharmacy benefits. In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical LLC ("Liberty Medical"). Additional information regarding the disposition and treatment of the Neighborhood Diabetes business as discontinued operations is provided in Note 19 to these consolidated financial statements.

Note 2. Summary of Significant Accounting Policies
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense; the fair value of intangible assets acquired in businesses combinations; the valuation of inventory; the valuation of deferred revenue; the calculation of gains and losses, if any, on the retirement or conversion of convertible debt; the estimated useful lives of property and equipment and intangible assets; the amount of internal use software development costs that qualify for capitalization; the valuation allowance related to deferred income taxes, the estimated amount, if any, of accrued contingent liabilities as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.
Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications, primarily related to internal-use software intangible assets, have been made to prior period amounts to conform to the current period financial statement presentation.
Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and translation of period-end balances denominated in currencies other than the functional currency, primarily the Canadian dollar, are included in interest and other income (expense), net, and were not material for fiscal years 2017, 2016 and 2015.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, and certificates of deposit which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on outstanding letters of credit related to lease obligations totaling $0.5 million as of December 31, 2017 and $1.2 million as of December 31, 2016.
Investments in Marketable Securities
Short-term and long-term investment securities consist of available-for-sale marketable securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive loss in stockholders' equity. Investments, exclusive of cash equivalents, with a stated maturity date of more than one year from the balance sheet date and that are not expected to be used in current operations, are classified as long-term investments. Short-term and long-term investments include U.S. government and agency bonds, corporate bonds, and certificates of deposit.
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
Goodwill
Goodwill represents the excess of the cost of acquired businesses over the fair value of identifiable net assets acquired. The Company follows the provisions of Financial Accounting Standards Board ("FASB") ASC 350-20, Intangibles - Goodwill and Other (“ASC 350-20”) whereby the Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be impairment. The Company's annual impairment test date is October 1st.
Goodwill is evaluated for impairment at the reporting unit level. As the Company operates in one segment, the Company has considered whether that segment contains multiple components which represent separate reporting units. The Company has concluded that it has a single reporting unit. In reaching this conclusion, the Company considered how components of the business are managed, whether discrete financial information at the component level is reviewed on a regular basis by segment management and whether components may be aggregated based on economic similarity.
In performing that annual goodwill test, the Company utilizes the two-step approach as currently prescribed by ASC 350-20. The first step compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would perform the second step and record an impairment loss to the extent that the carrying value of the reporting unit's goodwill exceeds its implied fair value. There were no impairments of goodwill during the years ended December 31, 2017, 2016 or 2015.
The following table presents the change in carrying amount of goodwill during the period indicated:

	Years Ended December 31,
(In thousands)	2017	2016
Goodwill:
Beginning balance	$39,677	$39,607
Foreign currency adjustment	163	70
Ending balance	$39,840	$39,677

Revenue Recognition
The Company generates the majority of its revenue from sales of its Omnipod System directly to patients and through third-party distributors.
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
The Company had deferred revenue of $3.2 million and $1.9 million as of December 31, 2017 and 2016, respectively. Deferred revenue included $0.9 million and $0.6 million classified in other long-term liabilities as of December 31, 2017 and 2016, respectively. Deferred revenue relates to undelivered elements within certain of the Company's developmental arrangements and other instances where the Company has not yet met the revenue recognition criteria.
Collaborative Arrangements
The Company enters into collaborative arrangements for ongoing initiatives to develop products. Although the Company does not consider any individual alliance to be material, the following more notable alliances are described below.
Eli Lilly and Concentrated insulins: In May 2013, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to develop a new version of the Omnipod System specifically designed to deliver Humulin® R U-500 insulin, a concentrated form of insulin used by people with highly insulin resistant Type 2 diabetes. In January 2016, the Company entered into a development agreement with Eli Lilly to develop a new version of Insulet's Omnipod tubeless insulin delivery system, specifically designed to deliver Lilly's Humalog ® 200 units/mL insulin, a concentrated form of insulin used by higher insulin-requiring patients with diabetes that provides the same dose of insulin in half the volume of Lilly's Humalog ® U-100 insulin. Under the terms of these arrangements, the parties share the responsibility of the permissible costs that are incurred. Any amounts incurred in excess of the permissible shared costs that are the responsibility of one party becomes due and payable by the other party. Consideration received and payments made by the Company under the terms of the arrangements are recorded within research and development expense.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $5.0 million, $4.1 million and $3.7 million in the years ended December 31, 2017, 2016 and 2015, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term and long-term investments in marketable securities and accounts receivable. The Company maintains the majority of its cash and short-term and long-term investments with one financial institution. Accounts are partially insured up to various amounts mandated by the Federal Deposit Insurance Corporation or by the foreign country where the account is held.
The Company purchases Omnipod Systems from Flex Ltd., its single source supplier. As of December 31, 2017 and December 31, 2016, liabilities to this vendor represented approximately 20% and 16%, respectively, of the combined balance of accounts payable, accrued expenses and other current liabilities.

Revenue for customers comprising more than 10% of total revenue were as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
Amgen, Inc.	15%	17%	10%
Ypsomed Distribution AG	22%	16%	12%
RGH Enterprises, Inc.	11%	10%	13%

Recently Adopted Accounting Standards
During 2017, the Company retrospectively adopted Accounting Standards Update ("ASU") 2016-19, Technical Corrections and Improvements, which included clarification that the license of internal-use software shall be accounted for as the acquisition of an intangible asset. As a result of adoption, the Company reclassified $4.1 million of gross internal-use software costs, net of accumulated amortization of $2.6 million, from property and equipment to other intangible assets as of December 31, 2016.
Effective January 1, 2017, the Company adopted ASU 2015-11, Simplifying the Measurement of Inventory, which requires entities to measure most inventory at the lower of cost and net realizable value. The adoption of this guidance did not have a material impact on the consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09") using the modified retrospective method. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The adoption of ASU 2016-09 resulted in the Company increasing its deferred tax assets by approximately $23.8 million, which was offset by a full valuation allowance. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU 2016-18, Restricted Cash (a consensus of the Emerging Issues Task Force) ("ASU 2016-18") using the retrospective transition method. ASU 2016-18 requires the statement of cash flows to show the changes in the total of cash, cash equivalents, and restricted cash. There was no significant impact on the statement of cash flows upon the adoption of ASU 2016-18.
Accounting Pronouncements Issued and Not Yet Adopted as of December 31, 2017
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under this guidance, an entity makes additional estimates regarding performance conditions and the allocation of variable consideration and must evaluate whether revenue derived from a contract should be recognized at a point in time or over time.
The Company adopted the standard as of the required effective date of January 1, 2018 using the modified retrospective method. Under this method, the new guidance was applied to contracts that were not yet completed as of January 1, 2018 with the cumulative effect of initially applying the guidance recognized through accumulated deficit as the date of initial application. In addition to the enhanced footnote disclosures related to customer contracts, the Company anticipates that the most significant impact of the new standard will relate to the timing of revenue recognition relative to a portion of its drug delivery product line, the deferral and amortization of contract acquisition costs such as commissions and a material right granted to the Company's European distributor in 2010.
The quantitative ranges provided below are estimates of the expected effects of the Company’s adoption of ASC 606 as of the time of preparation of this Annual Report on Form 10-K. The anticipated accounting impacts described below will have no impact on cash flows.

i.
Drug Delivery Revenue. The adoption of ASC 606 will accelerate the timing of revenue recognition relative to a portion of the Company's drug delivery product line whereby revenue will be recognized as the product is produced pursuant to the customer’s firm purchase commitments as the Company has an enforceable right to payment for performance completed to date and the inventory has no alternative use to the Company. This guidance is in contrast to legacy accounting guidance whereby revenue is recognized when the product is shipped to the customer. Upon the adoption of ASC 606 on January 1, 2018, the Company expects to record a contract asset on its consolidated balance sheet of approximately $4 million to $6 million to reflect revenue that would have been recognized upon shipment of the product in 2018 under ASC 605 but will not be under ASC 606 as it would have been recognized in 2017 as the product was produced. The impact on the Company's drug delivery revenue in 2018 and forward will depend on the timing of drug delivery inventory production levels.

ii.
Material Right. The adoption of ASC 606 will require the Company to record a contract liability on January 1, 2018 of approximately $1 million to $3 million associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The contract liability will be classified as deferred revenue and will be recognized as revenue through the completion of the distributor contract during the first half of 2018.

iii.
Contract Acquisition Costs. The adoption of ASC 606 will impact the treatment of contract acquisition costs, such as commissions, which will be capitalized and amortized over the expected period of benefit. Upon adoption, the Company expects to increase its current and other assets by approximately $18 million to $20 million for the net value of cumulative commissions paid prior to adoption less amortization to date. The new guidance will likely have an accretive impact to the Company's earnings in 2018 as the Company continues to increase its customer base.

The deferred tax assets and liabilities resulting from these adjustments will be substantially offset by an associated adjustment to the Company valuation allowance. Therefore, as the Company currently maintains a full valuation allowance against its domestic net deferred tax assets, the Company does not expect the adoption of ACS 606 to have a significant impact on its deferred tax balances or income tax expense in 2018.

Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 changes the current GAAP model for the accounting of equity investments, whereby equity investments with readily determinable fair value will be carried at fair value with changes reported in net income (loss) as opposed to other comprehensive income (loss). The classification and measurement guidance was effective January 1, 2018 for the Company. As the Company held no available for sale equity investments on December 31, 2017, there was no impact on the consolidated financial statements upon the adoption of ASU 2016-01.
Effective January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The Company does not expect that the adoption of this guidance will have an impact on the consolidated statement of cash flows.
Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). ASU 2017-09 specifies the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The new standard is effective for the Company on January 1, 2018 and early adoption is permitted. The adoption of ASU 2017-09 did not have an impact on the Company's consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires than an entity recognized the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs as opposed to when the asset is sold to a third party. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 updates the current hedge accounting guidance with the objective of improving the financial reporting of hedging activities by better portraying the economic results of an entity's risk management activities in its financial statements. The new guidance is effective for the Company on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. The new guidance will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for the Company on January 1, 2019 and is expected to be applicable to all leases in place as of the beginning of the earliest reporting period. The Company does not expect to early-adopt the guidance. While the Company is currently evaluating the impact of ASU 2016-02, the Company currently expects that the new guidance will require an increase in the Company's long-lived assets and a corresponding increase to long-term obligations associated with leased office and warehouse space.
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

Fair Value Measurements	Note	3	Page	68
Accounts Receivable and Allowance for Doubtful Accounts	Note	5	Page	70
Inventories	Note	6	Page	71
Product Warranty Costs	Note	9	Page	73
Convertible Debt	Note	11	Page	74
Commitments and Contingencies	Note	12	Page	77
Stock-Based Compensation	Note	13	Page	78

Note 3. Fair Value Measurements
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

The following table provides a summary of assets that are measured at fair value as of December 31, 2017 and 2016, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$236,936	$236,936	$—	$—
U.S. government and agency bonds	5,000	5,000	—	—
Corporate bonds	—	—	—	—
Certificates of deposit	—	—	—	—
Total cash equivalents	$241,936	$241,936	$—	$—
Short-term investments:
U.S. government bonds	$112,076	$90,703	$21,373	$—
Corporate bonds	47,681	—	47,681	—
Certificates of deposit	7,722	—	7,722	—
Total short-term investments	$167,479	$90,703	$76,776	$—

Long-term investments:
U.S. government and agency bonds	$92,464	$49,651	$42,813	$—
Corporate bonds	27,812	—	27,812	—
Certificates of deposit	5,273	—	5,273	—
Total long-term investments	$125,549	$49,651	$75,898	$—

December 31, 2016
Recurring fair value measurements:
Cash equivalents:
Money market mutual funds	$93,467	$93,467	$—	$—
Corporate bonds	4,203	—	4,203	—
Certificates of deposit	735	—	735	—
Total cash equivalents	$98,405	$93,467	$4,938	$—
Short-term investments:
U.S. government and agency bonds	$79,093	$49,963	$29,130	$—
Corporate bonds	56,653	—	56,653	—
Certificates of deposit	25,650	—	25,650	—
Total short-term investments	$161,396	$49,963	$111,433	$—

Convertible Debt
The estimated fair value of the Company's convertible debt is based on the Level 2 quoted market prices for the same or similar issues and includes the impact of the conversion features.

The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$3,421	$5,467	$59,737	$71,909
1.375% Convertible Senior Notes	276,172	407,652	—	—
1.25% Convertible Senior Notes	286,580	450,881	273,031	320,969
Total	$566,173	$864,000	$332,768	$392,878

Note 4. Investments
The Company's short-term and long-term investments have maturity dates that range from 15 days to 23 months as of December 31, 2017. Amortized costs, gross unrealized holding gains and losses, and fair values at December 31, 2017 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government and agency bonds	$112,311	$—	$(235)	$112,076
Corporate bonds	47,713	3	(35)	47,681
Certificates of deposit	7,722	—	—	7,722
Total short-term investments	$167,746	$3	$(270)	$167,479

U.S. government and agency bonds	$92,677	$—	$(213)	$92,464
Corporate bonds	27,871	—	(59)	27,812
Certificates of deposit	5,273	—	—	5,273
Total long-term investments	$125,821	$—	$(272)	$125,549

December 31, 2016
U.S. government and agency bonds	$79,211	$—	$(118)	$79,093
Corporate bonds	56,742	—	(89)	56,653
Certificates of deposit	25,650	—	—	25,650
Total short-term investments	$161,603	$—	$(207)	$161,396

Total long-term investments	$—	$—	$—	$—
The Company's realized gains or losses in the years ended December 31, 2017 and 2016 were insignificant.

Note 5. Accounts Receivable, Net
Accounts receivable consist of amounts due from third-party payors, patients, and third-party distributors. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, discussions with individual customers or various assumptions and estimates that are believed to be reasonable under the circumstances. The Company believes the reserve is adequate to mitigate current collection risk.

Customers that represented greater than 10% of gross accounts receivable as of December 31, 2017, and 2016 were as follows:

	As of
	December 31, 2017	December 31, 2016
Amgen, Inc.	10%	16%
Ypsomed Distribution AG	31%	19%
The components of accounts receivable are as follows:

(in thousands)	As of
	December 31, 2017	December 31, 2016
Trade receivables	$55,914	$31,714
Allowance for doubtful accounts	(2,541)	(2,911)
Total accounts receivable	$53,373	$28,803

Note 6. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of December 31, 2017 and 2016. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories are as follows:

(in thousands)	As of
	December 31, 2017	December 31, 2016
Raw materials	$2,146	$1,911
Work-in-process	23,918	15,681
Finished goods, net	7,729	17,922
Total inventories	$33,793	$35,514

Note 7. Property and Equipment, Net
Property and equipment related to continuing operations consist of the following:

	Estimated Useful Life (Years)	As of
(in thousands)		December 31, 2017	December 31, 2016
Land	n/a	$2,525	$—
Machinery and equipment	2-7	60,878	53,246
Lab equipment	3-7	1,038	694
Computers	3-5	3,659	2,833
Office furniture and fixtures	3-5	2,521	1,960
Leasehold improvement	*	1,425	1,126
Construction in process	—	87,397	23,859
Total property and equipment		$159,443	$83,718
Less: accumulated depreciation		(51,579)	(38,965)
Total property and equipment, net		$107,864	$44,753
____________________________________
* Lesser of lease term or useful life of asset.

Depreciation expense related to property and equipment from continuing operations was $12.7 million, $12.6 million and $11.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense from discontinued operations was not significant during those same periods. The Company recorded $3.1 million, $0.5 million and $0.2 million of capitalized interest in the years ended December 31, 2017, 2016 and 2015.
Construction in process mainly consists of construction of the Company's highly-automated manufacturing facility in Acton, Massachusetts with planned production out of the facility beginning in early 2019.

Note 8. Other Intangible Assets, Net
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
During 2016, the Company restructured its plan for an internally developed ERP system in order to leverage current third-party software available and scale conversion based on the Company's evolving ERP needs. As a result, the Company recorded a charge of $6.1 million, included in general and administrative expenses, related to this in-process internally developed software.
The Company recorded $2.1 million of other intangible assets in 2015 as a result of the acquisition of its Canadian distribution business (see Note 18 for further description). The Company determined that the estimated useful life of the contractual relationship asset is 5 years and is amortizing the asset over its estimated life, based on the expected cash flows of the assets, accordingly.
The Company adopted ASU 2016-19 on January 1, 2017 and, as a result, reclassified $4.1 million of gross internal-use software costs, net of accumulated amortization of $2.6 million, from property and equipment to other intangible assets as of December 31, 2016.
Other intangible assets consist of the following:

	As of
	December 31, 2017			December 31, 2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships	$2,135	$(1,764)	$371	$1,994	$(1,466)	$528
Internal use software	7,545	(3,565)	3,980	4,064	(2,551)	1,513
Total intangible assets	$9,680	$(5,329)	$4,351	$6,058	$(4,017)	$2,041

Amortization expense was approximately $1.2 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. Amortization expense is recorded in general and administration expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software	Total
2018	$165	$1,235	$1,400
2019	138	984	1,122
2020	68	744	812
2021	—	623	623
2022	—	383	383
Thereafter	—	11	11
Total	$371	$3,980	$4,351
As of December 31, 2017, the weighted average amortization periods of the Company’s customer and contractual relationships intangible assets and internal use software intangible assets are approximately 3 years and 4 years, respectively.

Note 9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities related to continuing operations consist of the following:

	Years Ended December 31,
(in thousands)	2017	2016
Employee compensation and related costs	$34,942	$21,999
Professional and consulting services	9,273	6,753
Supplier charges	3,542	2,886
Warranty	1,653	1,642
Accrued interest	2,030	1,303
Accrued freight	1,148	595
Other	6,668	6,050
Total accrued expenses and other current liabilities	$59,256	$41,228
Product Warranty Costs
The Company provides a four-year warranty on its PDMs sold in the United States and a five-year warranty on its PDMs sold in Canada and may replace any Omnipod that does not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Warranty expense is recorded in cost of goods sold on the statement of operations. Cost to service the claims reflects the current product cost. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Years Ended December 31,
(in thousands)	2017	2016
Product warranty liability at the beginning of the period	$4,388	$4,152
Warranty expense	6,127	4,602
Warranty claims settled	(5,178)	(4,366)
Product warranty liability at the end of the period	$5,337	$4,388

	As of
(in thousands)	December 31, 2017	December 31, 2016
Composition of balance:
Short-term	$1,653	$1,642
Long-term	3,684	2,746
Product warranty liability at the end of the period	$5,337	$4,388

Note 10. Capital Lease Obligations
As of December 31, 2016, the Company had approximately $13.7 million of manufacturing equipment acquired under capital leases, which is included in property and equipment. During 2017, the Company made final minimum lease payments of $0.3 million and at the expiration of these leases title to the equipment was transferred to the Company. These assets were depreciated on a straight-line basis over 5 years. Depreciation expense related to these assets was $2.7 million, $2.7 million and $2.5 million in the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had no assets under capital lease and no future minimum lease payments due under capital leases. The Company recorded $0.4 million and $1.2 million of interest expense on capital leases in the years ended December 31, 2016, and 2015, respectively. Interest expense on capital leases was not significant in 2017.

Note 11. Convertible Debt
The Company had outstanding convertible debt and related deferred financing costs on its consolidated balance sheet as follows:

	As of
(in thousands)	December 31, 2017	December 31, 2016
Principal amount of 2.0% Convertible Senior Notes	$3,664	$67,084
Principal amount of 1.25% Convertible Senior Notes	345,000	345,000
Principal amount of 1.375% Convertible Senior Notes	402,500	—
Unamortized debt discount	(170,448)	(69,684)
Deferred financing costs	(14,543)	(9,632)
Long-term debt, net of discount and issuance costs	$566,173	$332,768
Interest expense related to the convertible notes is as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Contractual coupon interest	$6,282	$4,467	$4,025
Accretion of debt discount	15,931	8,800	6,552
Amortization of debt issuance costs	2,077	1,270	1,126
Total interest expense related to convertible notes	$24,290	$14,537	$11,703
Interest expense related to convertible notes for the year ended December 31, 2017 is as follows:

(in thousands)	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$769	$4,336	$1,177	$6,282
Amortization of debt discount and issuance costs	1,998	13,549	2,461	18,008
Total interest expense	$2,767	$17,885	$3,638	$24,290

1.375% Convertible Senior Notes
In November 2017, the Company issued and sold $402.5 million in aggregate principal amount of 1.375% Convertible Senior Notes, due November 15, 2024 (the "1.375% Notes"). The interest rate on the notes is 1.375% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year. Interest began accruing on November 10, 2017 and the first interest payment is due on May 15, 2018. The 1.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 10.7315 shares of common stock per $1,000 principal amount of the 1.375% Notes, which is equivalent to a conversion price of approximately $93.18 per share, subject to adjustment under certain circumstances. The 1.375% Notes will be convertible prior to the close of business on the business day immediately preceding August 15, 2024 only under certain circumstances and during certain periods, and will be convertible on or after August 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024, regardless of those circumstances.
The Company recorded a debt discount of $120.7 million related to the 1.375% Notes resulting from the allocation of a portion of the proceeds to the fair value of the conversion feature. The debt discount was recorded as additional paid-in capital and the remaining liability reflects a nonconvertible debt borrowing rate of 6.8% per annum. This debt discount is being amortized as non-cash interest expense over the seven year term of the 1.375% Notes. The Company also incurred debt issuance costs and other expenses related to the 1.375% Notes of approximately $10.9 million, of which $3.3 million has been reclassified as a reduction to the value of the conversion feature allocated to equity. The remaining $7.6 million of debt issuance costs is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the seven year term of the 1.375% Notes.
The 1.375% Notes contain provisions that allow for additional interest to holders of the notes upon failure to timely file documents or reports that the Company is required to file with the SEC. The additional interest is at a rate of 0.50% per annum of the principal amounts of the notes outstanding for a period of 360 days. If the Company merges or consolidates with a foreign entity, then additional taxes may be required to be paid by the Company under the terms of the 1.375% Notes. The Company determined that the higher interest payments required and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had nominal value at the balance sheet date.
As of December 31, 2017, the Company included $276.2 million, net of unamortized discount and issuance costs, on its consolidated balance sheet in long-term debt related to the 1.375% Notes.
1.25% Convertible Senior Notes
In September 2016, the Company issued and sold $345.0 million in principal amount of 1.25% Convertible Senior Notes, due September 15, 2021. The interest rate on the notes is 1.25% per annum, payable semi-annually in arrears in cash on March 15 and September 15 of each year. The 1.25% Notes are convertible into the Company’s common stock at an initial conversion rate of 17.1332 shares of common stock per $1,000 principal amount of the 1.25% Notes, which is equivalent to a conversion price of approximately $58.37 per share, subject to adjustment under certain circumstances. The 1.25% Notes will be convertible prior to the close of business on the business day immediately preceding June 15, 2021 only under certain circumstances and during certain periods, and will be convertible on or after June 15, 2021 until the close of business on the second scheduled trading day immediately preceding September 15, 2021, regardless of those circumstances.
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

The 1.25% Notes contain provisions that allow for additional interest to holders of the notes upon failure to timely file documents or reports that the Company is required to file with the SEC. The additional interest is at a rate of 0.50% per annum of the principal amounts of the notes outstanding for a period of 360 days. If the Company merges or consolidates with a foreign entity, then additional taxes may be required to be paid by the Company under the terms of the 1.25% Notes. The Company determined that the higher interest payments required and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had a nominal value at the balance sheet date.
As of December 31, 2017, the Company included $286.6 million, net of unamortized discount and issuance costs, on its consolidated balance sheet in long-term debt related to the 1.25% Notes.
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
Upon issuance of the notes, the Company recorded a debt discount of $35.6 million, which was recorded as additional paid-in capital to reflect the value of the Company’s nonconvertible debt borrowing rate of 6.2% per annum. The debt discount is being amortized as non-cash interest expense over the five year term of the 2% Notes. Financing costs related to this offering were approximately $6.7 million, of which $1.2 million was classified to equity and the remainder was recorded as a reduction to debt in the consolidated balance sheet and is being amortized as non-cash interest expense over the five year term of the 2% Notes.
In September 2016, in connection with the issuance of $345 million in principal amount of the 1.25% Notes, the Company repurchased approximately $134.2 million in principal amount of the 2% Notes for $153.6 million. The extinguishment of the 2% Notes was accounted for separately from the issuance of the 1.25% Notes as both transactions were viewed as arm's-length in nature and were not contingent upon one another. The $153.6 million paid to extinguish the debt was allocated to debt and equity based on their respective fair values immediately prior to the transaction. The fair value of the debt, which is classified as a Level 3 measurement, was estimated using a trinomial lattice model based on the following inputs: Company's stock price, expected volatility, term to maturity, risk-free interest rate, and dividend yield. The Company allocated $121.4 million of the payment to the debt and $32.9 million to equity. The Company recorded a loss on extinguishment of debt of $2.6 million in connection with the repurchase and redemption of the 2% Notes during the year ended December 31, 2016, representing the excess of the $121.4 million allocated to the debt over its carrying value, net of unamortized debt discount, deferred financing costs and accrued interest.
In November 2017, the Company used $98.6 million of the net proceeds from the 1.375% Notes to repurchase approximately $63.4 million principal amount of its outstanding 2.0% Convertible Senior Notes due 2019 (the "2% Notes") pursuant to individually negotiated transactions. The extinguishment of the 2% Notes was accounted for separately from the issuance of the 1.375% Notes as both transactions were arm's-length in nature and were not contingent upon one another. The amount paid to extinguish these notes was allocated between debt in the amount $59.4 million and equity in the amount of $39.2 million based on their respective fair values immediately prior to the transaction. The fair value of the debt, which is considered a Level 3 measurement, was determined by comparing the effective yield-to-maturity of the repurchased 2% Notes as of the extinguishment date to the market yield for non-convertible debt with similar characteristics. The Company recorded a loss on extinguishment of debt of $0.6 million in connection with the repurchase of the 2% Notes during the year ended December 31, 2017, representing the excess of the amount allocated to the debt over the principal amount of the debt plus accrued interest, net of unamortized debt discount and deferred financing costs.
The 2% Notes contain provisions that allow for additional interest to the holders of the notes upon the failure to timely file documents or reports that the Company is required to file with the SEC. The additional interest is at a rate of 0.25% per annum of the principal amount of the notes outstanding for the first 180 days and 0.50% per annum of the principal amount of the notes outstanding for a period up to 360 days. The Company determined that the higher interest and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had a nominal value at the balance sheet date.
As of December 31, 2017, the Company included $3.4 million, net of unamortized discount and issuance costs, on its consolidated balance sheet in long-term debt related to the 2% Notes.

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
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease expires in November 2022 and contain escalating payments over the life of the lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, the United Kingdom, California and Tennessee containing a total of approximately 14,000 square feet under leases expiring from April 2018 to December 2020.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets. Rental expense from continuing operations under operating leases was $2.8 million, $2.5 million and $1.9 million in the years ended December 31, 2017, 2016 and 2015, respectively.
The aggregate future minimum lease payments related to these leases as of December 31, 2017 are as follows:

(in thousands)
Years Ending December 31,	Minimum Lease Payments
2018	3,025
2019	2,961
2020	2,611
2021	2,383
2022	2,131
Thereafter	—
Total	$13,111
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, (“ATRS”) which remains outstanding, alleges that the Company (and certain executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. The lawsuit seeks, among other things, compensatory damages in connection with the Company’s allegedly inflated stock price between May 7, 2013 and April 30, 2015, as well as attorneys' fees and costs. In addition, on April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) (“Walker”) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) (“Carnazza”) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court for the District of Massachusetts against the Company (as a nominal defendant) and certain individual current and former officers and directors of the Company. Both actions were filed as related actions to the securities class action referenced above, and the allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs.
On December 14, 2017, following a series of negotiations, the Company, the individual defendants and their insurers reached an agreement in principle with the plaintiffs in the ATRS matter, individually and on behalf of the respective classes they purport to represent, to settle and release all claims with respect to the matter, subject to final court approval. Under the terms of the agreement in principle, a payment would be made to the plaintiffs and the classes they purport to represent. The Company has accrued fees and expenses in connection with this matter up to and including the amount of any expected residual settlement liability that would not be covered by insurance, and such amount is not material to the Company's consolidated financial statements. The parties have filed a motion for preliminary approval of the settlement with the court and it is currently under review. Although the Company currently believes that the settlement is likely to be consummated and approved, there can be no assurance that the settlement will receive court approval on the terms proposed by the parties. In the event that the settlement is not approved by the court, the Company would not be able to reasonably estimate the possible uninsured loss, or range of uninsured loss, to the Company in connection with an alternative resolution of this matter.
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

Note 13. Stock-Based Compensation and Stockholders' Equity
Stock-Based Compensation
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
Stock-based compensation from continuing operations related to share-based awards recognized in the years ended December 31, 2017, 2016 and 2015 was $31.9 million, $23.8 million and $18.7 million, respectively. At December 31, 2017, the Company had $41.2 million of total unrecognized compensation expense related to unvested stock options and restricted stock units.
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

As of December 31, 2017, 5.1 million shares remain available for future issuance under the 2017 Plan.
Stock Options
In the years ended December 31, 2017, 2016 and 2015, the Company awarded 34,500, 65,000 and 194,500 shares of performance-based incentive stock options, respectively. These stock options were granted under the 2007 and 2017 Plans and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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

The estimated grant date fair values of the employee stock options were calculated using the Black-Scholes option pricing model, based on the following assumptions:

Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.66% - 1.85%	0.99% - 1.91%	1.16% - 1.75%
Expected term (in years)	4.7 - 5.3	5.1 - 5.4	4.9 - 5.3
Dividend yield	—	—	—
Expected volatility	38% - 39%	38% - 40%	37% - 38%
The weighted average grant date fair value per share of options granted for the years ended December 31, 2017, 2016 and 2015 was $17.28, $11.60 and $11.09, respectively.
The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2016	3,441,303	$32.27
Granted	543,045	45.99
Exercised	(505,207)	27.72		$11,846
Canceled	(101,921)	34.29
Outstanding at December 31, 2017	3,377,220	$35.10	7.6	$114,505
Vested, December 31, 2017	1,934,398	$33.51	7.0	$68,654
Vested or expected to vest, December 31, 2017(1)	3,211,982	$34.93	7.6	$109,462

(1)	Represents total outstanding stock options as of December 31, 2017, adjusted for the estimated forfeiture.
The aggregate intrinsic value of stock options exercised was calculated based on the positive difference between the estimated fair value of the Company’s common stock and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2016 and 2015 was $4.6 million and $8.6 million, respectively.
The aggregate intrinsic value for outstanding awards as of December 31, 2017 was calculated based on the positive difference between the Company’s closing stock price of $69.00 on December 31, 2017 and the exercise price of the underlying options.
Employee stock-based compensation from continuing operations related to stock options in the years ended December 31, 2017, 2016 and 2015 was $11.6 million, $9.9 million and $9.1 million, respectively, and was based on awards ultimately expected to vest. Stock-based compensation from discontinued operations related to stock options was not significant for these periods. At December 31, 2017, the Company had $15.5 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average vesting period of 2.4 years.
Restricted Stock Units
In the years ended December 31, 2017 and 2016, the Company awarded 436,066 and 592,783 restricted stock units, respectively, to certain employees and non-employee members of the Board of Directors, which included 169,394 and 154,991 restricted stock units, respectively, subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved as of December 31, 2017, the Company recognized stock compensation expense of $5.9 million and $2.4 million in 2017 and 2016, respectively, as it expects a portion of the performance-based restricted stock units granted will be earned based on its evaluation of the performance criteria. An additional $0.5 million and $1.0 million of stock compensation expense was recognized in 2017 and 2016, respectively, for performance-based restricted stock units for which the performance criteria had been achieved as of the end of these periods. The restricted stock units generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted in 2017 have a weighted average fair value of $47.64 per share based on the closing price of the Company’s common stock on the date of grant. The restricted stock units granted during the year ended December 31, 2017 were valued at approximately $20.8 million on their grant date, and the Company is recognizing the compensation expense over the vesting period. Approximately $13.3 million, $10.2 million and $8.1 million of stock-based compensation expense from continuing operations related to the vesting of non-performance based restricted stock units was recognized in the years ended December 31, 2017, 2016 and 2015, respectively. Employee stock-based compensation expense from discontinued operations related to the vesting of non-performance based restricted stock was not significant for the three year period ended December 31, 2017.
Approximately $25.7 million of the fair value of restricted stock units, including performance-based restricted stock units, remained unrecognized as of December 31, 2017 and will be recognized over a weighted average period of 1.8 years. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Outstanding at December 31, 2016	962,219	$31.14
Granted	436,066	47.64
Vested	(386,284)	31.79
Forfeited	(17,637)	33.68
Outstanding at December 31, 2017	994,364	$38.08
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees. The Company makes one or more offerings each year to eligible employees to purchase stock under the ESPP. Offering periods begin on the first business day occurring on or after each December 1 and June 1 and end on the last business day occurring on or before the following May 31 and November 30, respectively.
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
The Company issued 59,134 shares of common stock in 2017, 30,949 shares of common stock in 2016 and 22,039 shares of common stock in 2015 to employees participating in the ESPP. The Company recorded approximately $0.6 million, $0.2 million and $0.1 million of stock-based compensation expense related to the ESPP in each of the years ended December 31, 2017, 2016 and 2015.

Stockholders' Equity
Shareholder Rights Plan
In November 2008, the Board of Directors of the Company adopted a shareholder rights plan (the "Shareholder Rights Plan”), as set forth in the Shareholder Rights Agreement between the Company and the rights agent, the purpose of which is, among other things, to enhance the ability of the Board of Directors to protect shareholder interests and to ensure that shareholders receive fair treatment in the event any coercive takeover attempt of the Company is made in the future. The Shareholder Rights Plan could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of the Company’s common stock. The Shareholder Rights Plan is scheduled to expire in November 2018.
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

Note 14. Defined Contribution Plan
The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon hire. Eligible employees may elect to contribute 100% of their eligible compensation up to the IRS maximum. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. Since 2011, the Company has offered a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests after the employee attains one year of service. The total amount contributed by the Company under the 401(k) Plan in continuing operations was $3.0 million, $1.6 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Contributions in discontinued operations were not significant during those same periods.

Note 15. Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. The effect of a change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. As of December 31, 2017, the Company had no uncertain tax positions.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company has recognized the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. Staff Accounting Bulletin No. 118 ("SAB 118") provides Companies with guidance on accounting for the impact of the Tax Reform Act. Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements. In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in these consolidated financial statements and related disclosures. The impact of the remeasurement of the Company’s U.S. deferred tax assets and liabilities to 21% resulted in a tax benefit of approximately $0.3 million consisting of a reduction of the deferred tax assets of $60.5 million offset by a reduction in the valuation allowance of $60.8 million. The Company recorded no tax expense related to the deemed repatriation tax consisting of a reduction in net operating losses in 2017 of $0.8 million offset by a reduction in the valuation allowance of the $0.8 million. The impact of the deemed repatriation tax computation is still open due to finalization of the earnings and profits of the Company's foreign subsidiaries, as well as the Company’s evaluation of certain elections and guidance.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from two to four years from the date they are filed or, in certain circumstances, from the end of the accounting period. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2014 through 2016 and 2013 through 2016, respectively. In addition, the Company has generated tax losses since its inception in 2000. These years may be subject to examination if the losses are carried forward and utilized in future years.
At December 31, 2017 and 2016, the Company provided a full valuation allowance against its domestic net deferred tax asset as, in the judgment of the Company, it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded as, in the judgment of the Company, it is more likely than not that the future tax benefit will be realized.
Income tax expense from continuing operations consists of the following:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Current:
Federal	$—	$—	$—
State	151	52	72
Non-U.S.	603	539	321
Total current expense	754	591	393
Deferred:
Federal	(347)	—	—
State	91	—	—
Non-U.S.	(241)	(199)	(181)
Total deferred expense	(497)	(199)	(181)
Total income tax expense	$257	$392	$212

Income tax expense from discontinued operations was $0.4 million for the year ended December 31, 2016 and was primarily generated from federal deferred taxes. Income tax expense from discontinued operations was not significant for the year ended December 31, 2015.
The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Tax at U.S. statutory rate	34.00%	34.00%	34.00%
Changes from statutory rate:
State taxes, net of federal benefit	10.21	(10.86)	3.06
Tax credits	13.28	0.03	1.51
Permanent items	(0.55)	(11.03)	(2.09)
Change in enacted rates	0.98	—	—
Change in valuation allowance	(57.91)	(13.45)	(37.11)
Other	(0.98)	(0.15)	0.28
Effective income tax rate	(0.97)%	(1.46)%	(0.35)%
Pre-tax income attributable to the Company's operations located outside the U.S. was approximately $1.1 million, $0.8 million and $0.3 million for 2017, 2016 and 2015, respectively. In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2017, the Company has chosen to indefinitely reinvest approximately $6.4 million of earnings of certain of its non-U.S. subsidiaries. To the extent the Company repatriates its foreign earnings, certain withholding taxes and state taxes may apply. No provision has been recorded for taxes that could be incurred upon repatriation. The deferred tax liability related to repatriation of these earnings would not be material to the company's consolidated financial statements.

Significant components of the Company’s deferred tax assets (liabilities) consists of the following:

	Year Ended December 31,
(in thousands)	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$129,184	$169,203
Start up expenditures	462	929
Tax credits	12,705	8,007
Provision for bad debts	824	1,330
Depreciation and amortization	3,068	6,368
Capital loss carryforwards	12,850	18,961
Stock-based compensation	9,799	10,359
Other	4,449	4,701
Total deferred tax assets	$173,341	$219,858
Deferred tax liabilities:
Prepaid assets	$(1,326)	$(1,173)
Amortization of acquired intangibles	(5)	(33)
Amortization of debt discount	(43,083)	(25,977)
Goodwill	(633)	(855)
Other	(259)	(313)
Total deferred tax liabilities	$(45,306)	$(28,351)
Valuation allowance	$(127,927)	$(191,922)
Net deferred tax liabilities	$108	$(415)
The Company has recorded a deferred tax liability related to the tax basis in acquired goodwill that is not amortized for financial reporting purposes. The deferred tax liability will only reverse at the time of further impairment of the goodwill. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability cannot be used to offset the deferred tax asset related to the net operating loss carryforward for tax purposes. The Tax Reform Act limits certain deductions and these limitations may impact the value of existing deferred tax assets. The Company will continue to review the impact of these limitations as regulatory guidance is issued.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the U.S. deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $127.9 million valuation allowance at December 31, 2017 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company provided a valuation allowance for the full amount of its domestic net deferred tax asset for the years ended December 31, 2017 and 2016 because it is not more likely than not that the future tax benefit will be realized. In the year ended December 31, 2017, the Company’s valuation allowance decreased to $127.9 million from the balance at December 31, 2016 of $191.9 million. The change in the valuation allowance is primarily attributable to the reduction in the U.S. federal tax rate from 34% to 21% as a result of the 2017 Tax Reform Act, which had an impact of reducing the valuation allowance by approximately $60.8 million. Additional movement in the valuation allowance from December 31, 2016 to December 31, 2017 is comprised of an increase of approximately $15.6 million to offset current year net deferred tax asset and liability changes, a decrease of approximately $42.6 million to offset the net deferred tax liability related to the debt discount and deferred financing costs related to the Company’s 1.375% Notes issued during the year ended December 31, 2017, and an increase of approximately $23.8 million increase related to the adoption of ASU 2016-09 related to accounting for stock-based compensation.

At December 31, 2017, the Company had approximately $543.6 million, $250.6 million and $12.7 million of gross federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. If not utilized, these federal carryforwards will begin to expire in 2020 and will continue to expire through 2037, and the state carryforwards will continue to expire through 2037. At December 31, 2016, the Company had approximately $535.7 million, $216.2 million and $8.0 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively from continuing operations. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon the Company's ability to generate taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which may be used in future years whereby there would be a yearly limitation placed on the amount of net operating loss available for use in future years. Additionally, it is probable that a portion of the research and development tax credit carryforward may not be available to offset future income.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2016 that arose directly from tax deductions related to equity compensation greater than compensation recognized for financial reporting. Upon adoption of ASU 2016-09 on January 1, 2017, the Company recorded $23.8 million of deferred tax assets, less a full valuation allowance related to these amounts.

Note 16. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the years ended December 31, 2017, 2016 and 2015, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Years Ended December 31,
	2017	2016	2015
1.375% Convertible Senior Notes	4,319,429	—	—
2.00% Convertible Senior Notes	78,783	1,442,433	4,327,257
1.25% Convertible Senior Notes	5,910,954	5,910,954	—
Unvested restricted stock units	994,364	962,219	811,965
Outstanding stock options	3,377,220	3,441,303	2,999,199
Total dilutive common shares	14,680,750	11,756,909	8,138,421

Note 17. Segment Reporting
As further described in Note 2, the Company has concluded that it operates as one segment. Worldwide revenue for the Company's products is categorized as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
U.S. Omnipod	$271,597	$229,785	$189,604
International Omnipod	119,953	71,889	40,339
Drug Delivery	72,218	65,315	33,950
Total	$463,768	$366,989	$263,893

Geographic information about revenue, based on the region of the customer's shipping location, is as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
United States	$343,815	$295,100	$223,554
All other	119,953	71,889	40,339
Total	$463,768	$366,989	$263,893
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in thousands)	December 31, 2017	December 31, 2016
United States	$89,404	$19,341
China	18,217	25,431
Other	434	197
Total	$108,055	$44,969

Note 18. Business Combination

On July 7, 2015, the Company executed an asset purchase agreement with GlaxoSmithKline ("GSK") whereby the Company acquired GSK's assets associated with the Canadian distribution of the Company's products. The acquisition was accounted for as a business combination. With the acquisition, the Company assumed all distribution, sales, marketing, training and support activities for the Omnipod System in Canada through its wholly-owned subsidiary, Insulet Canada Corporation. The acquisition allowed the Company to establish a local presence in Canada that enabled it to engage directly with healthcare providers and Omnipod users.
The aggregate purchase price of approximately $4.7 million consisted of cash paid at closing and was allocated to the fair value of assets acquired and liabilities assumed as follows:

(in thousands)
Goodwill	$2,403
Contractual relationships	2,100
Inventory step-up	230
Assumed liabilities	(18)
$4,715

Note 19. Discontinued Operations

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

In connection with the 2016 disposition, the Company entered into a transition services agreement pursuant to which various services were provided to Liberty Medical on an interim transitional basis. Total expenses incurred for such transition services were $0.9 million for the year ended December 31, 2016.

Following the disposition, the Company entered into a distribution agreement with the Neighborhood Diabetes subsidiary of Liberty Medical to continue to act as a distributor for the Company's products. Omnipod sales transacted through Neighborhood Diabetes prior to the divestiture that were previously eliminated in consolidation were $0.3 million and $2.8 million for the years ended December 31, 2016 and 2015, respectively. These amounts were historically reported in the Neighborhood Diabetes revenue results and are being presented based on current market terms of products sold to the Neighborhood Diabetes subsidiary of Liberty Medical. Post divestiture, Omnipod System sales to the Neighborhood Diabetes subsidiary of Liberty Medical were $0.4 million for the year ended December 31, 2016.

The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the year ended December 31, 2016 and 2015:

	Years Ended December 31,
(In thousands)	2016	2015
Discontinued operations:
Revenue (1)	$7,730	$60,332
Cost of revenue	5,468	45,449
Gross profit	2,262	14,883
Operating expenses:
Sales and marketing	1,542	9,945
General and administrative (2) (3)	1,853	16,967
Total operating expenses	3,395	26,912
Operating loss	(1,133)	(12,029)
Interest and other income (expense), net	(128)	190
Loss from discontinued operations before taxes	(1,261)	(11,839)
Income tax expense	408	79
Net loss from discontinued operations	$(1,669)	$(11,918)
(1) Revenue for the year ended December 31, 2016 includes revenue from operations of Neighborhood Diabetes through the date of sale in February 2016.
(2) Included in general and administration expenses for the year ended December 31, 2015 was a charge of $9.1 million related to the impairment of Neighborhood Diabetes asset group.
(3) Included in general and administration expenses for the year ended December 31, 2015 was $0.5 million of stock-based compensation expense from discontinued operations related to share-based awards. Stock-based compensation expense from discontinued operations related to share-based awards was not significant for the year ended December 31, 2016.
Depreciation and amortization expense included in discontinued operations was $0.0 million, $0.1 million, and $3.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. There were no assets or liabilities presented as discontinued operations as of December 31, 2017 or December 31, 2016. Net operating cash flows used in discontinued operations in the years ended December 31, 2017, 2016 and 2015 were $0.0 million, $2.0 million, and $3.2 million, respectively.

20. Quarterly Data (Unaudited)

	2017 Quarters Ended
	December 31	September 30	June 30	March 31
(In thousands, except per share data)
Revenue	$130,524	$121,775	$109,756	$101,713
Gross profit	79,508	73,624	64,639	59,398
Operating (loss) income	(768)	2,047	(3,358)	(5,308)
Net loss	$(6,860)	$(2,227)	$(7,767)	$(9,977)
Net loss per share	$(0.12)	$(0.04)	$(0.13)	$(0.17)

	2016 Quarters Ended
	December 31(1)	September 30	June 30	March 31
(In thousands, except per share data)
Revenue	$103,575	$94,871	$87,330	$81,213
Gross profit	60,937	55,641	50,457	44,051
Operating (loss) income	(4,135)	2,418	(1,288)	(7,699)
Net loss from continuing operations, net of taxes	(9,153)	(3,017)	(4,351)	(10,689)
Income (loss) from discontinued operations, net of taxes	34	(64)	153	(1,792)
Net loss	$(9,119)	$(3,081)	$(4,198)	$(12,481)
Net loss per share from continuing operations	$(0.16)	$(0.05)	$(0.08)	$(0.19)
Net loss per share from discontinued operations	$—	$—	$—	$(0.03)

(1)	Included in net loss from continuing operations for the fourth quarter of 2016 was a charge of $6.1 million related to in-process internally developed software.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in the Company's accounts receivable reserve and deferred tax valuation allowance accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
(In thousands)
Year Ended December 31, 2017
Allowance for doubtful accounts	$2,911	$1,923	$2,293	$2,541
Deferred tax valuation allowance	$191,922	$14,232	$78,227	$127,927
Year Ended December 31, 2016
Allowance for doubtful accounts(1)	$4,454	$2,069	$3,612	$2,911
Deferred tax valuation allowance(1)	$193,405	$7,599	$9,082	$191,922
Year Ended December 31, 2015
Allowance for doubtful accounts(1)	$5,837	$1,184	$2,567	$4,454
Deferred tax valuation allowance(1)	$165,020	$28,418	$33	$193,405
(1) Includes the amount classified as discontinued operations on the consolidated balance sheet and related activity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).
Based on our assessment we believe that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Insulet Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated February 21, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 21, 2018

ITEM 9B. OTHER INFORMATION
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our proxy statement in connection with our 2018 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the close of our year ended December 31, 2017.
Item 11. Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2018 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2018 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended December 31, 2017. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities “ in Part II, Item 5, in this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our proxy statement in connection with our 2018 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2017.
Item 14. Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our proxy statement in connection with our 2018 annual meeting of stockholders, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of our year ended December 31, 2017.

Item 15. Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of Insulet Corporation are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - Years ended December 31, 2017 and 2016
Consolidated Statements of Operations - Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Loss - Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

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

INSULET CORPORATION (Registrant)

February 21, 2018	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

February 21, 2018	/s/ Michael L. Levitz
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 21, 2018.

Signature	Title
/s/ Patrick J. Sullivan	Chief Executive Officer
Patrick J. Sullivan	(Principal Executive Officer)

/s/ Michael L. Levitz	Chief Financial Officer
Michael L. Levitz	(Principal Financial and Accounting Officer)

/s/ Sally Crawford
Sally Crawford	Director

/s/ John Fallon, M.D.
John Fallon, M.D.	Director

/s/ Dr. Jessica Hopfield
Dr. Jessica Hopfield	Director

/s/ David A. Lemoine
David Lemoine	Director

/s/ Timothy J. Scannell
Timothy J. Scannell	Director

/s/ Michael R. Minogue
Michael R. Minogue	Director

/s/ James C. Mullen
James C. Mullen	Director

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Number	Description

3.1	Eighth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007)

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed February 26, 2016)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No.2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007)

4.2
Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of Insulet Corporation classifying and designating the Series A Junior Participating Cumulative Preferred Stock (Incorporated by reference to Exhibit 3.1 to our Form 8-A, filed November 20, 2008)

4.3
Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Registrar and Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to our Form 8-A, filed November 20, 2008)

4.4
Amendment, dated September 25, 2009, to Shareholder Rights Agreement, dated as of November 14, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-A/A, filed September 28, 2009)

4.5
Amendment No. 2, dated August 30, 2016, to Shareholder Rights Agreement, dated as of November 18, 2008, between Insulet Corporation and Computershare Trust Company, As Rights Agent (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 31, 2016)

4.6
Indenture, dated as of November 10, 2017, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 13, 2017)

4.7	Form of 1.375% Convertible Senior Notes due 2024 (included in Exhibit 4.6)

4.8
Indenture, dated as of September 13, 2016, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 13, 2016)

4.9	Form of 1.25% Convertible Senior Notes due 2021 (included in Exhibit 4.8)

10.1	Insulet Corporation 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 19, 2017)

10.2
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Incentive Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed August 4, 2017)

10.3
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement for Employees (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed August 4, 2017)

10.4
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement for Employees (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed August 4, 2017)

10.5
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Vesting Restricted Stock Unit Agreement for Officers (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, filed November 3, 2017)

10.6
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement for Directors (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed August 4, 2017)

10.7
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement for Directors (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, filed August 4, 2017)

10.8	Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 2, 2015)

10.9
Form of Vice President Restricted Stock Unit Agreement with Performance Component under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.10
Form of Employee Restricted Stock Unit Agreement with Performance Component under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.11
Form of Executive Officer 3 Year Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.12
Form of Vice President 3 Year Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.13
Form of Executive Officer Cliff Vesting Performance Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.14
Form of International 3 Year Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.15
Form of Executive Officer 3 Year Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.16
Form of International Non-Qualified Stock Option Agreement under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.17
Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.18
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.19
Form of Vice President Incentive Stock Option Agreement (Three Year Vest) under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.20
Form of Non-Executive Employee Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.21
Form of Non-Executive Employee Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.60  to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.22
Form of Section 16 Officer Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.61  to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.23
Form of Section 16 Officer Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.24
Form of Vice President Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.25
Form of Vice President Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.26
Form of Canada Non-Qualified Stock Option Agreement for Company Employees under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed August 12, 2015)

10.27
Form of Canada Time Vesting Restricted Stock Unit Agreement under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed August 12, 2015)

10.28
Form of Performance Vesting Restricted Stock Unit Agreement under the Insulet Corporation Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed August 12, 2015)

10.29
Form of Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed August 12, 2015)

10.30
Form of UK Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.31
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - 2015 Sales Plan (Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.32
Form of Non-Qualified Stock Option Agreement for Brad Thomas under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.33
Form of Non-Qualified Stock Option Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.34
Form of Time Vesting Restricted Stock Unit Agreement for Brad Thomas under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.35
Form of Time Vesting Restricted Stock Unit Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.36
Form of UK Non-Qualified Stock Option Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.37
Form of Non-Qualified Stock Option Agreement for Patrick J. Sullivan under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.38
Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.39
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.40
Form of Time Vesting Restricted Stock Unit Agreement for Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.41
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.42
Form of Time Vesting Restricted Stock Unit Agreement for Singapore Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.43
Form of Time Vesting Restricted Stock Unit Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.44
Form of Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.45
Form of Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.46
Form of Time Vesting Restricted Stock Unit Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.47
Form of Time Vesting Restricted Stock Unit Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.48
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - October 2014 New Hires (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.49
Form of Non-Qualified Stock Option Agreement for Michael Levitz, David Colleran and Michael Spears (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-208387) filed December 8, 2015)

10.50
Form of Time Vesting Restricted Stock Unit Agreement for Michael Levitz, David Colleran and Michael Spears (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-8 (No. 333-208387) filed December 8, 2015)

10.51	Amended and Restated Executive Severance Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 20, 2016 (Items 5.02 and 9.01))

10.52
Insulet Corporation Fourth Amended and Restated 2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.53
Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694), filed April 25, 2007)

10.54
Employment Agreement by and between Insulet Corporation and Patrick J. Sullivan dated September 16, 2014 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 16, 2014)

10.55+
Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, dated September 1, 2016 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed November 4, 2016)

10.56+
Distribution Agreement dated January 4, 2010 by and between Insulet Corporation and Ypsomed Distribution AG (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, filed May 7, 2010)

10.57+
Amendment No. 1 to Distribution Agreement dated April 10, 2012 by and between Insulet Corporation and Ypsomed Distribution AG (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed May 9, 2012)

10.58+
Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed November 7, 2013)

10.59+
Master Equipment and Services Agreement between Insulet Corporation and ATS Automated Tooling Systems Inc., dated August 31, 2016 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed November 4, 2016)

10.60
Purchase and Sale Agreement by and between 100 Nagog Park Limited Partnership and Insulet Corporation, dated December 16, 2016 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed December 20, 2016 (Items 1.01 and 9.01)

10.61+
Supply Agreement, dated November 21, 2013, between Amgen and Insulet Corporation, as amended by Amendment No. 1 through Amendment No. 14 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 28, 2017)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)

24.1	Power of Attorney (included on signature page)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.