Form 10-Q
period 2018-03-31
INSULET CORP
filed 2018-05-04
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, the registrant had 58,744,475 shares of common stock outstanding.

INSULET CORPORATION
QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED
March 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$203,146	$272,577
Short-term investments	148,853	167,479
Accounts receivable, net	50,383	53,373
Unbilled receivable (Note 3)	5,446	—
Inventories	26,334	33,793
Prepaid expenses and other current assets (Note 10)	17,449	9,949
Total current assets	451,611	537,171
Long-term investments	164,117	125,549
Property and equipment, net	153,029	107,864
Other intangible assets, net	4,570	4,351
Goodwill	39,773	39,840
Other assets (Note 10)	16,663	1,969
Total assets	$829,763	$816,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,846	$24,413
Accrued expenses and other current liabilities	45,759	59,256
Deferred revenue	2,809	2,356
Total current liabilities	82,414	86,025
Convertible debt, net (Note 6)	569,877	566,173
Other long-term liabilities	6,904	6,030
Total liabilities	659,195	658,228
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2018 and December 31, 2017. Issued and outstanding: zero shares at March 31, 2018 and December 31, 2017.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 at March 31, 2018 and December 31, 2017. Issued and outstanding: 58,723,242 and 58,319,348 at March 31, 2018 and December 31, 2017, respectively.	59	58
Additional paid-in capital	865,520	866,206
Accumulated other comprehensive loss	(1,536)	(493)
Accumulated deficit	(693,475)	(707,255)
Total stockholders’ equity	170,568	158,516
Total liabilities and stockholders’ equity	$829,763	$816,744

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share and share data)	2018	2017
Revenue	$123,578	$101,713
Cost of revenue	47,763	42,315
Gross profit	75,815	59,398
Operating expenses:
Research and development	19,912	17,500
Sales and marketing	32,133	28,095
General and administrative	23,770	19,111
Total operating expenses	75,815	64,706
Operating income (loss)	—	(5,308)
Interest expense	7,918	5,007
Other income, net	1,682	434
Interest expense and other income, net	6,236	4,573
Loss before income taxes	(6,236)	(9,881)
Income tax expense	333	96
Net loss	$(6,569)	$(9,977)
Net loss per share basic and diluted:
Net loss per share	$(0.11)	$(0.17)
Weighted-average number of shares used in calculating net loss per share	58,482,786	57,693,930

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(6,569)	$(9,977)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(318)	79
Unrealized loss on available-for-sale debt securities, net of tax	(725)	(10)
Total other comprehensive (loss) income, net of tax	(1,043)	69
Total comprehensive loss	$(7,612)	$(9,908)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(6,569)	$(9,977)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,522	3,323
Non-cash interest expense	7,163	3,994
Stock-based compensation expense	8,181	7,124
Provision for bad debts	697	295
Other	46	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	1,800	(12,146)
Inventories	6,706	1,175
Prepaid expenses and other assets	(3,324)	(1,421)
Accounts payable, accrued expenses and other current liabilities	(20,950)	(14,226)
Deferred revenue	(2,165)	(87)
Other long-term liabilities	627	111
Net cash used in operating activities	(4,266)	(21,835)
Cash flows from investing activities
Purchases of property, equipment and software(1)	(35,374)	(25,679)
Purchases of investments	(60,880)	(41,347)
Receipts from the maturity or sale of investments	40,266	24,740
Net cash used in investing activities	(55,988)	(42,286)
Cash flows from financing activities
Principal payments of capital lease obligations	—	(269)
Repayment of convertible notes	(15)	—
Proceeds from exercise of stock options (2)	2,961	6,335
Payment of withholding taxes in connection with vesting of restricted stock units	(11,816)	(3,139)
Net cash (used in) provided by financing activities	(8,870)	2,927
Effect of exchange rate changes on cash	(307)	58
Net decrease in cash and cash equivalents	(69,431)	(61,136)
Cash, cash equivalents, beginning of period	272,577	137,174
Cash, cash equivalents, end of period	$203,146	$76,038
(1) Cash outflows from purchases of property, equipment and software for the three months ended March 31, 2018 includes $4.0 million of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2017 and excludes $17.5 million of purchases made during the three months ended March 31, 2018 that were included in accounts payable and accrued expenses as of March 31, 2018.
(2) During the period, the Company acquired 8,243 shares of its common stock with a value of $0.7 million in return for the exercise of stock options. The acquired shares were subsequently retired.

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
Insulet Corporation (the "Company") is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. The Company estimates that approximately one-third of the Type 1 diabetes population in the United States use insulin pump therapy, and that less than 10% of the Type 2 diabetes population in the United States who are insulin-dependent use insulin pump therapy. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld Personal Diabetes Manager ("PDM"). The Omnipod System, which features two discreet, easy-to-use devices that communicate wirelessly and provide for virtually pain-free automated cannula insertion and blood glucose meter integration, eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. The Company believes that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
Commercial sales of the Omnipod System began in the United States in 2005. The Company sells the Omnipod System in the United States through direct sales to customers or through its distribution partners. The Omnipod System is currently available in multiple countries in Europe, as well as in Canada and Israel.
To lower manufacturing costs, increase supply redundancy, add capacity closer to its largest customer base and support growth, the Company is constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in early 2019. The facility will also serve as the Company's global headquarters.
The Company announced on July 20, 2017 its plans to assume, on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of its Omnipod System across Europe following the expiration of its distribution agreement with Ypsomed Distribution AG ("Ypsomed" or the "European distributor") on June 30, 2018. Until the expiration of the distribution agreement, the Company's current distribution agreement for its Omnipod products in Europe will remain in effect. The Company will be required to pay to the European distributor a per unit fee for sales of the Company's Omnipod device over the subsequent twelve months following the expiration of the distribution agreement. The fee will be based on sales of the Omnipod device to identified customers (as that term is defined in the distribution agreement) of the European distributor who had previously entered into an agreement with the distributor for the purchase of Omnipod devices. The Company expects to recognize a liability for this fee as qualifying sales of its Omnipod device are made to these identified customers during the twelve-month period beginning July 1, 2018.
In addition to using the Omnipod System for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. Actual results may differ from those estimates. See Note 3 related to the Company's adoption of ASU No. 2014-09, Revenue from Contracts with Customers, for a discussion of judgments associated with the recognition of revenue and deferral of cost to obtain a contract.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and revaluation of period-end balances denominated in currencies other than the local entity's functional currency, primarily the Canadian dollar, are included in interest and other income (expense), net, and were not material in the three months ended March 31, 2018 and 2017.

Cash and Cash Equivalents
For the purpose of financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, U.S. government and agency bonds, and certificates of deposit, which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on an outstanding letter of credit, related to a security deposit for a lease obligation, totaling $0.5 million as of March 31, 2018 and $0.5 million as of December 31, 2017.

Investments in Marketable Securities
Short-term and long-term investment securities consist of available-for-sale marketable debt securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive loss in stockholders' equity. Investments, exclusive of cash equivalents, with a stated maturity date of one year or more from the balance sheet date and that are not expected to be used in current operations, are classified as long-term investments. Short-term and long-term investments include U.S. government and agency bonds, corporate bonds, and certificates of deposit.
The Company reviews investments for other-than-temporary impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is other than temporarily impaired, the loss is charged to earnings.

Fair Value Measurements
To measure fair value of assets and liabilities required to be measured or disclosed at fair value, the Company uses the following fair value hierarchy based on three levels of inputs of which the first two are considered observable and the last unobservable:
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
Property and equipment included $54.7 million and $51.6 million of accumulated depreciation as of March 31, 2018 and December 31, 2017, respectively.

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
In performing that annual goodwill test, the Company utilizes the two-step approach as currently prescribed by ASC 350-20. The first step compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would perform the second step and record an impairment loss to the extent that the carrying value of the reporting unit's goodwill exceeds its implied fair value. There was no impairment of goodwill during the three months ended March 31, 2018.

Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $1.0 million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively.

Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term and long-term investments in marketable debt securities and accounts receivable. The Company maintains the majority of its cash with one financial institution. Accounts are partially insured up to various amounts mandated by the Federal Deposit Insurance Corporation or by the foreign country where the account is held.
The Company purchases Omnipod Systems from Flex Ltd., its single source contract manufacturer. As of each of March 31, 2018 and December 31, 2017, liabilities to this vendor represented approximately 13% and 20%, respectively, of the combined balance of accounts payable, accrued expenses and other current liabilities.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2018	2017
Amgen, Inc.	12%	15%
Ypsomed	27%	21%
Cardinal Health Inc.	10%	10%

Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Revenue Recognition	Note	3	Page	11
Convertible Debt, Net	Note	6	Page	17
Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	19
Inventories	Note	9	Page	19
Other Intangible Assets	Note	11	Page	20
Accrued Product Warranty Costs	Note	12	Page	21
Commitments and Contingencies	Note	13	Page	21
Equity: Stock-Based Compensation	Note	14	Page	22
Income Taxes	Note	15	Page	25

Recently Adopted Accounting Standards:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 and its related amendments (collectively referred to as ASC 606) requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Under this guidance, an entity makes additional estimates regarding performance conditions and the allocation of variable consideration and must evaluate whether revenue derived from a contract should be recognized at a point in time or over time. The Company adopted the standard as of the required effective date of January 1, 2018 using the modified retrospective method. Under this method, the new guidance was applied to contracts that were not yet completed as of January 1, 2018 with the cumulative effect of initially applying the guidance recognized through accumulated deficit as the date of initial application. See Note 3 "Revenue from Contracts with Customers".
Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 changes the current GAAP model for the accounting of equity investments, whereby equity investments with readily determinable fair value will be carried at fair value with changes reported in net income (loss) as opposed to other comprehensive income (loss). The Company adopted ASU 2016-01 as of the required effective date of January 1, 2018. There was no impact on the consolidated financial statements upon the adoption of ASU 2016-01 as of the effective date or as of and for the period ended March 31, 2018.
Effective January 1, 2018, the Company retrospectively adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) ("ASU 2016-15"). ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. There was no impact on the consolidated statements of cash flows upon the adoption of ASU 2016-15.
Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ("ASU 2017-09"). ASU 2017-09 specifies the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.
Effective January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires than an entity recognized the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs as opposed to when the asset is sold to a third party. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Accounting Standards Issued and Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 also amends ASC 420, Exit or Disposal Cost Obligations, to exclude costs to terminate a lease from its scope. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. While the Company is currently evaluating the impact of ASU 2016-02, the Company currently expects that the new guidance will require an increase in the Company's long-lived assets and a corresponding increase to long-term obligations associated with leased office and warehouse space.
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

Note 3. Revenue from Contracts with Customers
The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Under this method, the new guidance was applied to contracts that were not yet completed as of January 1, 2018 with the cumulative effect of initially applying the guidance recognized through accumulated deficit as the date of initial application. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to accumulated deficit. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will primarily impact how revenue is recognized for the Company's drug delivery product line and how the Company accounts for contract acquisition costs such as commissions. In accordance with ASC 606, revenue is recognized when a customer obtains control of the promised products. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products. To achieve this core principle, the Company applies the following five steps as outlined in ASC 606:
1) Identify the contract with a customer;
2) Identify the performance obligations in the contract;
3) Determine the transaction price;
4) Allocate the transaction price to performance obligations in the contract;
5) Recognize revenue when or as the Company satisfies a performance obligation.

The following table summarizes revenue from contracts with customers for the three month period ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(in thousands)	2018	2017
U.S. Omnipod	$70,272	$59,655
International Omnipod	38,404	25,144
Drug Delivery	14,902	16,914
Total	$123,578	$101,713
U.S. and International Omnipod
The Company generates the majority of its revenue from sales of its Omnipod, which is sold in the U.S., Canada, Europe and Israel. The Omnipod is sold either directly to end users or indirectly through intermediaries, such as independent distributors who resell the Omnipod to end users or wholesalers who sell the Company's product to end users through the pharmacy channel. The Company's exclusive European distribution agreement expires on June 30, 2018, at which time the Company plans to assume all commercial activities (including, among other things, distribution, sales, marketing, training and support) of the Omnipod across Europe.

•
Contracts with Customers. The Company's contracts with its direct customers generally consist of a physician order form, a patient information form and, if applicable, third-party insurance (payor) approval. Contracts with the Company's intermediaries are generally in the form of master service agreements against which firm purchase orders are issued. The Company applies judgment in determining the customer’s ability and intention to pay, which is based on a variety of factors including historical payment experience or, in the case of a new intermediary, published credit, credit references and other available financial information pertaining to the customer and in the case of a new direct customer, an investigation of insurance eligibility.

•
Performance Obligations. The performance obligations in contracts for the delivery of the Omnipod to new end users, either directly to end users or through intermediaries, consist of the PDM, the initial quantity of Pods ordered, training, and in Canada a service-type warranty. To the extent a contract includes multiple promised items, the Company must apply judgment to determine whether promised items are capable of being distinct and distinct in the context of the contract. If these criteria are not met the promised services are accounted for as a combined performance obligation.

•
Transaction Price. The price charged for the PDM and Pods is dependent on the Company's pricing as established with third party payors and intermediaries. The Company provides a right of return for sales of its Omnipod to new patients. The Company also provides for certain rebates and discounts for sales of its product through intermediaries. These rights of return, discounts and rebates represent variable consideration and reduce the transaction price at the outset of the contract based on the Company's estimates, which are primarily based on the expected value method using historical and other data related to actual product returns, discounts and rebates paid in each market in which the Omnipod is sold. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. There were no constraints recorded to variable consideration and none of the Company's contracts as of January 1, 2018 or March 31, 2018 contained a significant financing component.

•
Allocation of Transaction Price. The Company allocates the transaction price to each performance obligation based on its relative stand-alone selling price, which is determined based on the price at which the Company typically sells the deliverable or, if the performance obligation is not typically sold separately, the stand-alone selling price is estimated based on cost plus a reasonable profit margin or the price that a third party would charge for a similar product or service.

•
Recognition of Revenue. The Company transfers the Omnipod at a point in time, which is determined based on when the customer gains control of the product. Generally, intermediaries obtain control upon shipment based on the contractual terms including right to payment and transfer of title and risk of loss. For sales directly to end users, control is generally transferred at the time of delivery based on customary business practices related to risk of ownership. Training is delivered at a point in time when the end user receives the training. Service warranty revenue is recognized over the service warranty period, which is typically five years.

Drug Delivery
The Company's drug delivery product line includes sales of a modified version of the Omnipod to pharmaceutical and biotechnology companies who uses the Company’s technology as a delivery method for their drugs. Under ASC 606, for the majority of this product line, revenue is recognized as the product is produced pursuant to the customer’s firm purchase commitments as the Company has an enforceable right to payment for performance completed to date and the inventory has no alternative use to the Company. Judgment is required in the assessment of progress toward completion of in-process inventory. The Company recognizes revenue over time using a blend of costs incurred to date relative to total estimated costs at completion and time incurred to date relative to total production time to measure progress toward the satisfaction its performance obligations. The Company believes that both incurred cost and elapsed time reflect the value generated, which best depicts the transfer of control to the customer. Contract costs include third party costs as well as an allocation of manufacturing overhead. Changes from quarter to quarter in quantity and stage of production of in-process inventory could have a significant quarterly impact on revenue.
Material Right
The adoption of ASC 606 required the Company to record a contract liability, which the Company refers to as deferred revenue, on January 1, 2018, associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The deferred revenue will be recognized as revenue through the completion of the distributor contract during the first half of 2018 as the distributor purchases the product.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission costs that are related to new patient starts. These costs are deferred in other assets on the Company's consolidated balance sheet, net of the short term portion included in prepaid and other current assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit, which considers future product upgrades for which a commission would be paid. These capitalized costs are periodically reviewed for impairment. As of March 31, 2018, capitalized contract acquisition costs were $21.3 million, including a current balance of $6.9 million and a non-current balance of $14.4 million. The Company recognized $1.6 million of amortization of capitalized commission costs during the three months ended March 31, 2018. There were no impairments to capitalized costs to obtain a contract recorded during the period.
Financial Statement Impact of Adopting ASC 606
The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table shows the adjustments made to accounts on the condensed consolidated balance sheet as of January 1, 2018 as a result of adopting the new guidance. The table also compares the reported condensed consolidated balance sheet accounts as of March 31, 2018 that were impacted by the new guidance to pro forma balance sheet amounts had the previous guidance been in effect.

	As Reported (1)	Adjustments (2)	As Adjusted	As Reported (3)	Adjustments	Pro forma (4)
(in thousands)	12/31/2017	1/1/2018	1/1/2018	3/31/2018	3/31/2018	3/31/2018
Assets
Unbilled receivable (a)	$—	$5,119	$5,119	$5,446	$(5,446)	$—
Inventories	33,793	(753)	33,040	26,334	820	27,154
Prepaid expenses and other current assets (b)	9,949	5,568	15,517	17,449	(6,851)	10,598
Total current assets	537,171	9,934	547,105	451,611	(11,477)	440,134
Other assets (b)	1,969	13,326	15,295	16,663	(14,459)	2,204
Total assets	816,744	23,260	840,004	829,763	(25,936)	803,827
Liabilities and Stockholder's Equity
Deferred revenue (c)	2,356	2,625	4,981	2,809	(1,397)	1,412
Total current liabilities	86,025	2,625	88,650	82,414	(1,397)	81,017
Other long-term liabilities	6,030	271	6,301	6,904	(271)	6,633
Total liabilities	658,228	2,896	661,124	659,195	(1,668)	657,527
Accumulated deficit	(707,255)	20,349	(686,906)	(693,475)	(24,273)	(717,748)
Total stockholders' equity	158,516	20,364	178,880	170,568	(24,268)	146,300
Total liabilities and stockholders' equity	816,744	23,260	840,004	829,763	(25,936)	803,827

(1) Financial statement amounts as reported in the Company's consolidated balance sheet as of December 31, 2017. Financial statement amounts that are not shown on the above table were not impacted by the adoption of ASC 606.
(2) Adjustments made on January 1, 2018 to adopt ASC 606.
(3) Financial statement amounts as reported in the interim condensed consolidated balance sheet as of March 31, 2018. Financial statement amounts that are not shown on the above table were not impacted by the adoption of the adoption of ASC 606.
(4) Pro forma balance sheet amounts that would have been reported as of March 31, 2018 had the Company applied the previous guidance under ASC 605.
(a) The Company recorded an unbilled receivable upon adoption of ASC 606 that reflects revenue for a portion of the Company's drug delivery product line that would have been recognized in 2017 as the product was produced. The unbilled receivable will be reclassified to accounts receivable as the product is completed and shipped to the customer.
(b) Other current and non-current assets include contract acquisition costs related to the sale of the Omnipod. These costs are amortized over the estimated period of benefit.
(c) The Company recorded deferred revenue for a material right associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The deferred revenue related to this material right will be recognized as revenue through the completion of the distributor contract during the first half of 2018.
The following summarizes the significant changes on the Company’s consolidated statement of operations for the three months ended March 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under ASC 605:

	Three months ended March 31, 2018
(in thousands, except per share amounts)	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
U.S. Omnipod	$70,272	$49	$70,321
International Omnipod (a)	38,404	(1,277)	37,127
Drug Delivery (b)	14,902	(327)	14,575
Revenue	123,578	(1,555)	122,023
Cost of revenue	47,763	(68)	47,695
Gross profit	75,815	(1,487)	74,328
Sales and marketing (c)	32,133	2,437	34,570
Total operating expenses	75,815	2,437	78,252
Operating income (loss)	—	(3,924)	(3,924)
Loss before income taxes	(6,236)	(3,924)	(10,160)
Net loss	$(6,569)	$(3,924)	$(10,493)
Net loss per basic and diluted share	$(0.11)	$(0.07)	$(0.18)
(a) International Omnipod revenue under ASC 606 includes the amortization of a material right associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The deferred revenue is being recognized as revenue through the completion of the distributor contract during the first half of 2018.
(b) ASC 606 accelerated the recognition of revenue and fulfillment costs related to certain drug delivery contracts in which recognition was previously recorded when the product was shipped to the customer and is recorded as the product is produced under ASC 606.
(c) ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized in the quarter, reduced sales and marketing expenses in the quarter.

	Three Months Ended March 31, 2018
Statement of Cash Flows	As Reported	Adjustments	Pro Forma
Net loss	$(6,569)	$(3,924)	$(10,493)
Adjustments to reconcile net loss to net cash provided by operating activities			—
Non-cash items	19,609	—	19,609
Changes in operating assets and liabilities:			—
Accounts receivable and unbilled receivable	1,800	327	2,127
Inventories	6,706	(68)	6,638
Prepaid expenses and other assets	(3,324)	2,437	(887)
Deferred revenue	(2,165)	1,228	(937)
Accounts payable, accrued expenses and other current liabilities	(20,950)	—	(20,950)
Other long-term liabilities	627	—	627
Net cash used in operating activities	$(4,266)	$—	$(4,266)
The adoption of ASC 606 had no net impact on the Company’s cash used in operating, investing or financing activities.
Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $2.1 million. No revenue was recognized during the three months ended March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods. During the three months ended March 31, 2018, a $5.1 million unbilled receivable became billable. There were no contract modifications entered into during the three months ended March 31, 2018 impacting the Company’s unbilled receivable or deferred revenue.

Note 4. Fair Value Measurements
The following table provides a summary of assets that are measured at fair value as of March 31, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

(in thousands)	Fair Value Measurements
March 31, 2018	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Money market mutual funds	$143,086	$143,086	$—	$—
Corporate bonds	5,110	—	5,110	—
Total cash equivalents	$148,196	$143,086	$5,110	$—
U.S. government and agency bonds	$103,873	$80,667	$23,206	$—
Corporate bonds	39,636	—	39,636	—
Certificates of deposit	5,344	—	5,344	—
Total short-term investments	$148,853	$80,667	$68,186	$—
U.S. government and agency bonds	$106,467	$59,270	$47,197	$—
Corporate bonds	51,396	—	51,396	—
Certificates of deposit	6,254	—	6,254	—
Total long-term investments	$164,117	$59,270	$104,847	$—

December 31, 2017
Recurring fair value measurements:
Money market mutual funds	$236,936	$236,936	$—	$—
U.S. government and agency bonds	5,000	5,000	—	—
Total cash equivalents	$241,936	$241,936	$—	$—
U.S. government and agency bonds	$112,076	$90,703	$21,373	$—
Corporate bonds	47,681	—	47,681	—
Certificates of deposit	7,722	—	7,722	—
Total short-term investments	$167,479	$90,703	$76,776	$—
U.S. government and agency bonds	$92,464	$49,651	$42,813	$—
Corporate bonds	27,812	—	27,812	—
Certificates of deposit	5,273	—	5,273	—
Total long-term investments	$125,549	$49,651	$75,898	$—

Convertible Debt
The estimated fair value of the Company's convertible debt is based on the Level 2 quoted market prices for the same or similar issues and includes the impact of the conversion features.
The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$3,451	$6,820	$3,421	$5,467
1.375% Convertible Senior Notes	279,782	460,339	276,172	407,652
1.25% Convertible Senior Notes	290,095	535,233	286,580	450,881
Total	$573,328	$1,002,392	$566,173	$864,000

Note 5. Investments
The Company's short-term and long-term investments in debt securities have maturity dates that range from 11 days to 23 months as of March 31, 2018. Amortized costs, gross unrealized holding gains and losses, and fair values at March 31, 2018 and December 31, 2017 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
U.S. government and agency bonds	$104,148	$—	$(275)	$103,873
Corporate bonds	39,721	—	(85)	39,636
Certificates of deposit	5,344	—	—	5,344
Total short-term investments	$149,213	$—	$(360)	$148,853

U.S. government and agency bonds	$107,079	$—	$(612)	$106,467
Corporate bonds	51,688	—	(292)	51,396
Certificates of deposit	6,254	—	—	6,254
Total long-term investments	$165,021	$—	$(904)	$164,117

December 31, 2017
U.S. government and agency bonds	$112,311	$—	$(235)	$112,076
Corporate bonds	47,713	3	(35)	47,681
Certificates of deposit	7,722	—	—	7,722
Total short-term investments	$167,746	$3	$(270)	$167,479

U.S. government and agency bonds	$92,677	$—	$(213)	$92,464
Corporate bonds	27,871	—	(59)	27,812
Certificates of deposit	5,273	—	—	5,273
Total long-term investments	$125,821	$—	$(272)	$125,549

The Company’s investment portfolio included approximately 150 available-for-sale debt securities that had insignificant unrealized loss positions as of March 31, 2018. The Company does not intend to sell these investments prior to maturity and has concluded that it will not be required to sell these securities prior to the recovery of amortized costs at maturity. There were no charges recorded in the period for other-than-temporary declines in the fair value of available-for-sale debt securities.
The Company had no realized gains or losses for the three months ended March 31, 2018 and in the year ended December 31, 2017 the realized gains or losses were insignificant.

Note 6. Convertible Debt, Net
The Company had outstanding convertible debt and related deferred financing costs on its condensed consolidated balance sheet as follows:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Principal amount of 2.0% Convertible Senior Notes	$3,655	$3,664
Principal amount of 1.25% Convertible Senior Notes	345,000	345,000
Principal amount of 1.375% Convertible Senior Notes	402,500	402,500
Unamortized debt discount	(163,925)	(170,448)
Deferred financing costs	(13,902)	(14,543)
Total convertible debt, net	$573,328	$566,173
Less: current portion	$(3,451)	$—
Convertible debt, net of current portion	$569,877	$566,173
Interest expense related to the convertible notes was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Contractual coupon interest	$2,480	$1,413
Accretion of debt discount	6,522	3,504
Amortization of debt issuance costs	641	490
Total interest expense related to convertible debt	$9,643	$5,407
Interest expense related to convertible debt for the three months ended March 31, 2018 is as follows:

(in thousands)	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$1,384	$1,078	$18	$2,480
Amortization of debt discount and issuance costs	3,611	3,513	39	7,163
Total interest expense	$4,995	$4,591	$57	$9,643

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
The Company recorded a debt discount of $120.7 million related to the 1.375% Notes resulting from the allocation of a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 6.8% per annum. The debt discount was recorded as additional paid-in capital and is being amortized as non-cash interest expense over the seven year term of the 1.375% Notes. The Company also incurred debt issuance costs and other expenses related to the 1.375% Notes of approximately $10.9 million, of which $3.3 million was reclassified as a reduction to the value of the conversion feature allocated to equity. The remaining $7.6 million of debt issuance costs is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the seven year term of the 1.375% Notes. As of March 31, 2018, the Company included $279.8 million on its balance sheet in long-term debt related to the 1.375% Notes.

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
The Company recorded a debt discount of $66.7 million related to the 1.25% Notes resulting from allocating a portion of the proceeds to the fair value of the conversion feature reflecting the a nonconvertible debt borrowing rate of 5.8% per annum. The debt discount is being amortized as non-cash interest expense over the five year term of the 1.25% Notes. The Company incurred debt issuance costs and other expenses related to this offering of approximately $11.3 million, of which $2.2 million was reclassified as a reduction to the value of the amount allocated to equity. The remainder is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the five year term of the 1.25% Notes. As of March 31, 2018, the Company has $290.1 million, net of discounts and issuance costs, on its balance sheet in long-term debt related to the 1.25% Notes.

2% Convertible Senior Notes
In June 2014, the Company issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the "2% Notes"). The interest rate on the notes is 2% per annum, payable semi-annually in arrears in cash on June 15 and December 15 of each year. The 2% Notes are convertible into the Company’s common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share, subject to adjustment under certain circumstances. In separately negotiated transactions, the Company repurchased $134.2 million in principal of the 2% Notes in September 2016 and $63.4 million of the 2% Notes in November 2017. As of March 31, 2018, the Company has $3.5 million, net of discounts and issuance costs, on its balance sheet in accrued expenses and other current liabilities related to the 2% Notes. The Company called the 2% Notes in March 2018 and settled the outstanding notes in May 2018.

Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three months ended March 31, 2018 and 2017, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three Months Ended March 31,
	2018	2017
1.375% Convertible Senior Notes	4,319,429	—
2.00% Convertible Senior Notes	78,589	1,442,433
1.25% Convertible Senior Notes	5,910,954	5,910,954
Unvested restricted stock units	970,802	1,023,386
Outstanding options	3,433,110	3,571,559
Total dilutive common share equivalents	14,712,884	11,948,332

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
Customers that represented greater than 10% of gross accounts receivable as of March 31, 2018 and December 31, 2017 were as follows:

	As of
	March 31, 2018	December 31, 2017
Amgen, Inc.	*	10%
Ypsomed	23%	31%
* Represents less than 10% of gross accounts receivable as of March 31, 2018.

The components of accounts receivable are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Trade receivables	$53,214	$55,914
Allowance for doubtful accounts	(2,831)	(2,541)
Total accounts receivable, net	$50,383	$53,373

Note 9. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of March 31, 2018 and December 31, 2017. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories are as follows:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Raw materials	$3,173	$2,146
Work-in-process	11,678	23,918
Finished goods, net	11,483	7,729
Total inventories	$26,334	$33,793

Note 10. Prepaid Expenses and Other Assets
The components of prepaid expenses and other current assets are as follows:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Prepaid expenses	$10,598	$9,949
Capitalized contract acquisition costs, current portion	6,851	—
Total prepaid expenses and current other assets	$17,449	$9,949

The components of other assets are as follows:

	As of
(in thousands)	March 31, 2018	December 31, 2017
Other assets	$2,221	$1,969
Capitalized contract acquisition costs, net of current portion	14,442	—
Total other assets	$16,663	$1,969
Upon the adoption of ASC 606 on January 1, 2018, the Company capitalizes commission costs that are related to new patient starts. These costs are deferred in other assets on the Company's consolidated balance sheet, net of the current portion included in prepaid and other current assets. See Note 3 "Revenue from Contracts with Customers" for a further discussion of the accounting for costs to obtain and fulfill a contract and the impact on the consolidated balance sheet upon adoption of this new guidance.

Note 11. Other Intangible Assets, Net
The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. The Company assesses its intangible and other long-lived assets for impairment whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable. The Company recognizes an impairment loss for intangible and other finite-lived assets if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows. Any such impairment loss is measured as the difference between the carrying amount and the fair value of the asset.
The components of other intangible assets are as follows:

	As of
	March 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships, net	$2,077	$(1,756)	$321	$2,135	$(1,764)	$371
Internal-use software	8,175	(3,926)	4,249	7,545	(3,565)	3,980
Total intangible assets	$10,252	$(5,682)	$4,570	$9,680	$(5,329)	$4,351

Amortization expense for intangible assets was approximately $0.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software	Total
2018 (remaining)	$121	$1,037	$1,158
2019	134	1,165	1,299
2020	66	903	969
2021	—	683	683
2022	—	425	425
Thereafter	—	36	36
Total	$321	$4,249	$4,570

As of March 31, 2018, the weighted average amortization period of the Company’s intangible assets is approximately 3.6 years.

Note 12. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

(in thousands)	March 31, 2018	December 31, 2017
Employee compensation and related costs	$20,253	$34,942
Professional and consulting services	8,920	9,273
Supplier charges	2,136	3,542
Warranty	1,928	1,653
Accrued interest	2,353	2,030
Accrued freight	795	1,148
Current portion of long-term debt	3,451	—
Other	5,923	6,668
Total accrued expenses and other current liabilities	$45,759	$59,256
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
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Product warranty liability at the beginning of the period	$5,337	$4,388
Warranty expense	1,972	1,463
Warranty claims settled	(1,923)	(1,289)
Product warranty liability at the end of the period	$5,386	$4,562

(in thousands)	March 31, 2018	December 31, 2017
Composition of balance:
Short-term	$1,928	$1,653
Long-term	3,458	3,684
Total warranty liability:	$5,386	$5,337

Note 13. Commitments and Contingencies
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
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease expires in November 2022 and contains escalating payments over the life of the lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, the United Kingdom, California and Tennessee containing a total of approximately 18,500 square feet under leases expiring from April 2018 to December 2020.

Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets. Rental expense under operating leases was $0.8 million and $0.6 million for the three months ended March 31, 2018 and 2017, respectively.
The aggregate future minimum lease payments related to these leases as of March 31, 2018 are as follows:

(in thousands) Years Ending December 31,	Minimum Lease Payments
2018 (remaining)	$2,398
2019	2,986
2020	2,619
2021	2,383
2022	2,131
Thereafter	—
Total	$12,517
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, (“ATRS”) alleged that the Company (and certain executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. On December 14, 2017, following a series of negotiations, the Company, the individual defendants and their insurers reached an agreement in principle with the plaintiffs in the ATRS matter, individually and on behalf of the respective classes they purport to represent, to settle and release all claims with respect to the matter. On February 8, 2018, the parties executed a binding stipulation of settlement. On April 6, 2018, the court preliminarily approved the settlement, and scheduled a final settlement approval hearing for August 2, 2018. Under the terms of the settlement stipulation, a payment will be made to the plaintiffs and the classes they purport to represent. The Company has accrued fees and expenses in connection with this matter up to and including the amount of the expected residual settlement liability that would not be covered by insurance, and such amount is not material to the Company's consolidated financial statements.
In addition, on April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) (“Walker”) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) (“Carnazza”) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court for the District of Massachusetts against the Company (as a nominal defendant) and certain individual current and former officers and directors of the Company. Both actions were filed as related actions to the securities class action referenced above, and the allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs. The Company has accrued fees and expenses in connection with this matter up to and including the amount of any expected residual settlement that would not be covered by insurance, and such amount is not material to the Company's consolidated financial statements.
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

Note 14. Stock-Based Compensation and Stockholder' Equity
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
The following table reflects the Company's stock-based compensation expense related to share-based awards recognized in the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2018	2017	At March 31, 2018
Stock options	$2,358	$2,779	$19,572	2.7
Restricted stock units	5,528	4,237	39,744	2.3
Employee stock purchase plan	294	108	196	0.2
Total	$8,180	$7,124	$59,512
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

As of March 31, 2018, approximately 4 million shares remain available for future grant under the 2017 Plan.
Stock Options
There were no shares of performance-based incentive stock options awarded in the three months ended March 31, 2018 and there were 34,500 shares of performance-based incentive stock options awarded in the three months ended March 31, 2017. The stock options were granted under the 2007 and 2017 Plans and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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
The following summarizes the activity under the Company’s stock option plans during the three months ended March 31, 2018:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	3,377,220	$35.10
Granted	234,689	74.39
Exercised	(114,042)	31.35	$5,438
Canceled	(64,757)	36.18
Outstanding at March 31, 2018	3,433,110	$37.89	$167,501	7.5
Vested, March 31, 2018	2,042,078	$34.14	$107,296	6.9
Vested or expected to vest, March 31, 2018 (1)	3,280,220		$161,681

(1)	Represents total outstanding stock options as of March 31, 2018, adjusted for estimated forfeitures.

The aggregate intrinsic value of stock options exercised was calculated based on the positive difference between the estimated fair value of the Company’s common stock on the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the three months ended March 31, 2018 and 2017 was $5.4 million and $4.9 million, respectively. The aggregate intrinsic value for outstanding awards as of March 31, 2018 was calculated based on the positive difference between the Company’s closing stock price of $86.68 on March 31, 2018 and the exercise price of the underlying options.

Employee stock-based compensation related to stock options in the three months ended March 31, 2018 and 2017 was $2.4 million and $2.8 million, respectively, and was based on awards ultimately expected to vest. At March 31, 2018, the Company had $19.6 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 2.7 years.
Restricted Stock Units
In the three months ended March 31, 2018, the Company awarded 303,390 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 110,070 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved, the Company recognized stock compensation expense of $1.2 million in the three months ended March 31, 2018 as it expects a portion of the performance-based restricted stock units granted in 2017 and 2018 will be earned based on its evaluation of the performance criteria. An additional $1.2 million of stock compensation expense was recognized in the three months ended March 31, 2018 for performance-based restricted stock units for which the performance criteria has been achieved. The restricted stock units were granted under the 2007 and 2017 Plans and generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted during the three months ended March 31, 2018 have a weighted average fair value of $74.49 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $22.4 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $3.2 million of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized in the three months ended March 31, 2018. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.
The following table summarizes the status of the Company’s restricted stock units during the three months ended March 31, 2018:

	Number of Shares (#)	Weighted Average Fair Value ($)
Outstanding at December 31, 2017	994,364	$38.08
Granted	303,390	74.49
Adjustment (1)	147,301	29.54
Vested	(445,190)	33.35
Forfeited	(29,063)	36.81
Outstanding at March 31, 2018	970,802	$50.37
(1) Certain performance-based restricted stock units are subject to a three-year vesting period subject to meeting performance targets and continued employment. During the three months ended March 31, 2018, the Compensation Committee of the Board of Directors determined that the performance was achieved at 200% of target for certain performance-based awards issued in 2016, resulting in an adjustment to the shares that will ultimately vest for these awards.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to a total of 380,000 shares of common stock to participating employees. The Company typically makes two offerings each year to eligible employees to purchase stock under the ESPP. Offering periods begin on the first business day occurring on or after each December 1 and June 1 and end on the last business day occurring on or before the following May 31 and November 30, respectively.
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

Note 15. Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. The effect of a change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. As of March 31, 2018, the Company had no uncertain tax positions.
On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act ("Tax Reform Act"). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system, expanding the tax base and imposing a tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate federal income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The Company recognized the impact of the Tax Reform Act in the consolidated financial statements as of December 31, 2017. Staff Accounting Bulletin No. 118 ("SAB 118") provides guidance on accounting for the impact of the Tax Reform Act. Specifically, SAB 118 provides for a measurement period, not to exceed one year, that begins on the date of enactment of December 22, 2017, and ends when the Company has obtained, prepared, and analyzed information needed to complete accounting requirements. In accordance with SAB 118, the Company recorded provisional amounts reflecting the impact of the Tax Reform Act in its consolidated financial statements and related disclosures as of December 31, 2017. As of December 31 2017, the Company recorded a reduction in net operating losses in 2017 of $0.8 million offset by an associated reduction in the valuation allowance of the $0.8 million related to the deemed repatriation. However, the final impact of the deemed repatriation tax computation is still open due to finalization of the earnings and profits of the Company's foreign subsidiaries, as well as the Company’s evaluation of certain elections and guidance. The Company expects to complete its evaluation upon the filing of its federal and state tax returns, generally in its third quarter of 2018.

The Tax Reform Act subjects the Company to current tax on global intangible low-taxed income, or ("GILTI") earned by certain of its foreign subsidiaries. The Company has elected to recognize the income tax related to GILTI as a period expense in the period the tax is incurred or expected to occur for the year ended December 31, 2018. The inclusion of GILTI had no impact on the Company's income tax expense or effective tax rate in the period due to the full valuation allowance applied to the U.S. entity.
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
At March 31, 2018 and December 31, 2017, the Company provided a full valuation allowance against its domestic net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded as it is more likely than not that the future tax benefit will be realized.
Income tax expense was $0.3 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Income tax expense for both periods was primarily driven by income generated in foreign jurisdictions, mainly the United Kingdom and Canada.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition.
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2018 in the section entitled “Risk Factors" as updated by Item 1A "Risk Factors" herein, and in our other filings from time to time with the Securities and Exchange Commission. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this quarterly report on Form 10-Q relate only to events as of the date of this report. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Executive Level Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: MDI therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. We estimate that approximately one-third of the Type 1 diabetes population in the United States use insulin pump therapy, and that less than 10% of the Type 2 diabetes population in the United States who are insulin-dependent use insulin pump therapy. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld PDM. The Omnipod System, which features two discreet, easy-to-use devices that communicate wirelessly and provide for virtually pain-free automated cannula insertion and blood glucose meter integration, eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We began commercial sale of the Omnipod System in the United States in 2005. We sell the Omnipod System in the United States through direct sales to customers or through our distribution partners. The Omnipod System is currently available in multiple countries in Europe, as well as Canada and Israel.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies that utilize a customized form of the Omnipod System to deliver a drug over a specified interval of time, at a certain administered volume. The majority of our drug delivery revenue currently consists of sales to Amgen for its Neulasta Onpro kit.
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
In 2017, we announced our plans to assume, on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018. Once we assume commercial activities following the expiration of the current distribution agreement, we expect our revenue and gross margins to increase, as average customer pricing in Europe is higher than the current distributor pricing to our European distributor. Throughout 2018, we expect to incur increased operating expenses as we invest in our European operations. Once European operations are established, excluding nonrecurring transition-related costs, we expect that the assumption of direct distribution will be accretive to our consolidated results of operations.
In January 2018, we announced that the Centers for Medicare & Medicaid Services ("CMS") has issued guidance clarifying that Medicare Part D Plan Sponsors are permitted to provide coverage for products such as the Omnipod System under the Medicare Part

D (prescription drug) program. We have begun working with Medicare Part D carriers to ensure beneficiaries living with diabetes have access to the Omnipod System. Securing Medicare Part D coverage also provides us with a direct pathway to gain Medicaid coverage at the state level, as many state-run Medicaid programs follow CMS prescription drug guidance to determine coverage. This allows access for lower-income individuals and families on Medicaid for whom Omnipod currently is not a covered option. We estimate that obtaining Medicare and Medicaid coverage extends Omnipod System coverage access to approximately 450,000 additional individuals with Type 1 diabetes in the United States.
Also in January 2018, we submitted a premarket notification 510(k) to the U.S. Food and Drug Administration ("FDA") requesting clearance for commercial distribution of our DASH TM System, which is our next generation of the Omnipod System, featuring a secured Bluetooth Low Energy enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. Upon clearance, we would begin a limited commercial release of the product prior to a full market launch.
First Quarter 2018 Revenue Results:
Total revenue of $123.6 million

•	U.S. Omnipod revenue of $70.3 million

•	International Omnipod revenue of $38.4 million

•	Drug Delivery revenue of $14.9 million
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
Components of Financial Operations
Revenue.  We derive the majority of our revenue from global sales of the Omnipod System. Our revenue also includes sales of devices based on the Omnipod System technology platform to global pharmaceutical and biotechnology companies for the subcutaneous delivery of drugs across multiple therapeutic areas.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer care and training functions, sales commissions paid to our sales representatives, costs associated with promotional activities and participation in industry trade shows. Commissions costs that are direct and incremental to obtaining a new customer are capitalized and amortized to sales and marketing expense over the expected period of benefit.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, legal, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs.

Results of Operations
This section discusses our consolidated results of operations for the three months ended March 31, 2018 compared to the same period of 2017, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

(Unaudited)	Three Months Ended March 31,
(in thousands)	2018	2017	Change $	Change %
Revenue:
U.S. Omnipod	$70,272	$59,655	$10,617	18%
International Omnipod	38,404	25,144	13,260	53%
Drug Delivery	14,902	16,914	(2,012)	(12)%
Total revenue	123,578	101,713	21,865	21%
Cost of revenue	47,763	42,315	5,448	13%
Gross profit	75,815	59,398	16,417	28%
Gross margin	61.4%	58.4%
Operating expenses:
Research and development	19,912	17,500	2,412	14%
Sales and marketing	32,133	28,095	4,038	14%
General and administrative	23,770	19,111	4,659	24%
Total operating expenses	75,815	64,706	11,109	17%
Operating income (loss)	—	(5,308)	5,308	(100)%
Interest expense and other, net	6,236	4,573	1,663	36%
Loss before income taxes	(6,236)	(9,881)	3,645	(37)%
Income tax expense	333	96	237	247%
Net loss	$(6,569)	$(9,977)	$3,408	(34)%
Revenue
Our total revenue increased to $123.6 million, up $21.9 million, or 21%, in the first quarter of 2018 compared to the first quarter of 2017, due to continued growth in our U.S. Omnipod and International Omnipod revenue, partially offset by lower drug delivery revenue. Our U.S. Omnipod revenue increased to $70.3 million, up $10.6 million, or 18%, primarily due to growth in our Omnipod customer base as we continue to expand awareness of and access to the Omnipod System. Our International Omnipod revenue increased to $38.4 million, up $13.3 million, or 53%, primarily due to growth in distributor sales from continued adoption in existing European markets. Our drug delivery revenue decreased to $14.9 million, down $2.0 million, or 12%, due to fewer shipments to Amgen during the period. For the year ending December 31, 2018, we expect strong revenue growth driven by our expansion in the U.S. and internationally, as well as the transition to direct distribution of our Omnipod System across Europe following the expiration of our global distribution agreement with our European distributor on June 30, 2018, partially offset by lower drug delivery revenue.
Cost of Revenue
Cost of revenue increased to $47.8 million, up $5.4 million, or 13%, in the first quarter of 2018 compared to the same period in 2017 reflecting an increase in sales volumes.
Gross Margin
Gross margin increased to 61.4%, up 300 basis points in the first quarter of 2018 compared to the same period in 2017. The margin increase was primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe. For the year ending December 31, 2018, we expect gross margin to increase as compared to 2017 primarily due to improvements in supply chain operations and our assumption of distribution of our Omnipod System in Europe in the second half of 2018.
Research and Development
Research and development expenses increased to $19.9 million, up $2.4 million, or 14%, for the three month period ended March 31, 2018 compared to the same period in 2017. The increase was primarily due to an increase in expenses related to our development projects, including our digital mobile Omnipod platform, which involves interaction with continuous glucose monitoring technology, our concentrated insulin program and our hybrid closed-loop control system program. For the year ending December 31, 2018, we expect overall research and development spending to increase as compared to 2017 due to the development efforts on our on-going projects.

Sales and Marketing
Sales and marketing expenses increased to $32.1 million, up $4.0 million, or 14%, for the three month period ended March 31, 2018 compared to the same period in 2017. The increase in sales and marketing expenses was primarily attributable to investments to support our assumption in mid-2018 of direct commercial support for Omnipod in Europe, increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel, and increased advertising expenses associated with direct to patient marketing activities. These increases were partially offset by incremental capitalized commission costs of $4.0 million related to the acquisition of new customer contracts, less quarterly amortization of previously capitalized costs of $1.6 million. This method of accounting for commission costs was adopted in the first quarter of 2018 with the adoption ASC 606. For the year ending December 31, 2018, we expect sales and marketing expense to increase as compared to 2017 due to the sales and marketing effort as described above, partially offset by the capitalization of commission costs under ASC 606.
General and Administrative
General and administrative expenses increased to $23.8 million, up $4.7 million, or 24%, for the three month period ended March 31, 2018 compared to the same period in 2017. This increase was primarily attributable to increased personnel-related costs and fees related to external consultants and professional service providers to support the growth in our business. For 2018, we expect overall general and administrative expenses to increase as compared to 2017 as we continue to grow the business and make investments in our operating structure to support continued growth as well as the establishment of direct commercial operations in Europe.
Interest Expense and Other, Net
Interest expense and other, net, increased to $6.2 million, up $1.7 million, or 36%, for the three month period ended March 31, 2018 compared to the same period in 2017. The increase is primarily due to the full quarterly effect of interest expense, including cash and non-cash interest, related to our 1.375% Notes, which were issued in November 2017, partially offset by a reduction in interest expense related to our 2% Notes, which were partially retired in 2017, and an increase in interest income on our investments in marketable securities.

Liquidity and Capital Resources
As of March 31, 2018, we had $203.1 million in cash and cash equivalents and $313.0 million in investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in 2019. This facility will also serve as our global headquarters. As a result, capital expenditures have increased above historic levels to fund the construction of the Acton facility and related equipment purchases. As of March 31, 2018, investments in construction-in-progress related to the Acton facility were approximately $110 million. We expect that capital expenditures for this facility will approach $200 million when production begins in 2019.
In connection with our plans to assume, on July 1, 2018, all commercial activities of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018, we will be required to pay to the European distributor a per unit fee for sales of our Omnipod device over the subsequent twelve months following the expiration of the global distribution agreement. The fee will be based on our sales of the Omnipod device to identified customers (as that term is defined in the distribution agreement) of the European distributor who had previously entered into an agreement with the distributor for the purchase of Omnipod devices. While the actual total fee could vary significantly, we estimate that the total fee could be in the range of approximately $10 million to $55 million. The fee will be determined and paid on a quarterly basis following the expiration of the distribution agreement and the actual amount of the fee will depend on a number of factors and will not be known until the number of qualifying sales of Omnipod devices is determined following each quarter beginning with the quarter ending September 30, 2018.
Convertible Debt
In order to finance our operations and global expansion, we have periodically issued and sold Convertible Senior Notes, which are convertible into our common stock. As of March 31, 2018, the following Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in thousands)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
June 2014	2.000%	$3,655	June 15, 2019	21.5019	$46.51
September 2016	1.250%	345,000	September 15, 2021	17.1332	$58.37
November 2017	1.375%	402,500	November 15, 2024	10.7315	$93.18
Total		$751,155

We called the 2% Notes in March 2018 and settled the outstanding notes in May 2018. As of March 31, 2018, we had $3.5 million, net of discounts and issuance costs, on our balance sheet within accrued expenses and other current liabilities related to these notes. Additional information regarding our debt issuances is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(4,266)	$(21,835)
Investing activities	(55,988)	(42,286)
Financing activities	(8,870)	2,927
Effect of exchange rate changes on cash	(307)	58
Net decrease in cash and cash equivalents	$(69,431)	$(61,136)

Operating Activities
Our net cash used in operating activities for the three months ended March 31, 2018 was $4.3 million compared to net cash used in operating activities of $21.8 million in the same period of 2017, a decrease of $17.5 million. The decrease in cash used in operating activities in the current period is primarily due to favorable cash collections relative to the prior period, the timing of cash disbursements as well as improved operating results.
Investing Activities
Our net cash used in investing activities for the three months ended March 31, 2018 was $56.0 million compared to $42.3 million in the same period of 2017. Investing activities in the current period primarily consists of $35.4 million of capital expenditures, primarily associated with investments in our supply chain operations, which include approximately $29.0 million for facility and equipment in process of construction to support our U.S. manufacturing initiatives, and $20.6 million of investments in marketable securities, net of sales and maturities. Cash used in investing activities in the three months ended March 31, 2017 primarily related to net investments in marketable securities of $16.6 million and capital expenditures of $25.7 million.
Financing Activities
Our net cash used in financing activities for the three months ended March 31, 2018 was $8.9 million, which primarily includes $11.8 million of payments of withholding taxes in connection with the vesting of restricted stock units, partially offset by proceeds from the exercise of stock options of $3.0 million, as compared to net cash provided by financing activities of $2.9 million in the same period of 2017, which includes $6.3 million of proceeds from the exercise of stock options less $3.1 million for payment of amounts withheld for taxes related to the vesting of restricted stock units.
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

Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet financing arrangements.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2018. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017 other than our accounting policies related to revenue recognition and our policies related to the accounting for commissions expense as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which was adopted on January 1, 2018 as further described in Note 3 to the consolidated financial statements included in this Form 10-Q.
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
As of March 31, 2018, we had outstanding debt related to our Convertible Senior Notes recorded on our consolidated balance sheet of $573.3 million, which includes a current portion of $3.5 million and a long-term portion of $569.9 million and is net of unamortized discount and issuance costs totaling $177.8 million. Change in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the debt, which is disclosed in Note 4 to the consolidated financial statements, is also impacted by changes on our stock price.
Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. We are primarily exposed to currency exchange rate fluctuations related to our subsidiary operations in Canada and the United Kingdom. The majority of our sales outside of the U.S. are currently transacted in U.S. dollars and are not subject to material foreign currency fluctuations. However, we expect that following our assumption of direct commercial activities of our Omnipod System across Europe in July 2018 our revenue and expenditures, which will be primarily denominated in Euro, will be subject to additional foreign currency fluctuations. Fluctuations in foreign currency rates could affect our operating margins and could result in exchange losses. In addition, currency devaluations can result in a loss if we hold deposits of that currency. A hypothetical 10% increase or decrease in foreign currencies that we transact in would not have a material adverse impact on our business, financial condition or results of operations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 13 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

INSULET CORPORATION (Registrant)

Date:	May 3, 2018	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

Date:	May 3, 2018	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)