Form 10-Q
period 2018-06-30
INSULET CORP
filed 2018-08-02
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2018, the registrant had 58,997,012 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$136,246	$272,577
Short-term investments	163,546	167,479
Accounts receivable, net	49,676	53,373
Unbilled receivable (Note 3)	13,958	—
Inventories	40,808	33,793
Prepaid expenses and other current assets (Note 10)	17,559	9,949
Total current assets	421,793	537,171
Long-term investments	156,060	125,549
Property and equipment, net	197,564	107,864
Other intangible assets, net	5,747	4,351
Goodwill	39,731	39,840
Other assets (Note 10)	17,961	1,969
Total assets	$838,856	$816,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,191	$24,413
Accrued expenses and other current liabilities	48,580	59,256
Deferred revenue	2,338	2,356
Total current liabilities	76,109	86,025
Convertible debt, net (Note 6)	577,119	566,173
Other long-term liabilities	6,480	6,030
Total liabilities	659,708	658,228
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at June 30, 2018 and December 31, 2017. Issued and outstanding: zero shares at June 30, 2018 and December 31, 2017.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 at June 30, 2018 and December 31, 2017. Issued and outstanding: 58,975,395 and 58,319,348 at June 30, 2018 and December 31, 2017, respectively.	59	58
Additional paid-in capital	876,641	866,206
Accumulated other comprehensive loss	(2,386)	(493)
Accumulated deficit	(695,166)	(707,255)
Total stockholders’ equity	179,148	158,516
Total liabilities and stockholders’ equity	$838,856	$816,744

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$124,262	$109,756	$247,840	$211,469
Cost of revenue	42,190	45,117	89,953	87,432
Gross profit	82,072	64,639	157,887	124,037
Operating expenses:
Research and development	18,418	18,029	38,330	35,529
Sales and marketing	35,605	29,475	67,738	57,570
General and administrative	23,724	20,493	47,494	39,604
Total operating expenses	77,747	67,997	153,562	132,703
Operating income (loss)	4,325	(3,358)	4,325	(8,666)
Interest expense	7,290	4,796	15,208	9,803
Other income, net	1,686	488	3,368	922
Interest expense and other income, net	5,604	4,308	11,840	8,881
Loss before income taxes	(1,279)	(7,666)	(7,515)	(17,547)
Income tax expense	412	101	745	197
Net loss	$(1,691)	$(7,767)	$(8,260)	$(17,744)
Net loss per share basic and diluted:
Net loss per share	$(0.03)	$(0.13)	$(0.14)	$(0.31)
Weighted-average number of shares used in calculating net loss per share	58,833	57,977	58,659	57,836

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(1,691)	$(7,767)	$(8,260)	$(17,744)
Other comprehensive income, net of tax
Foreign currency translation adjustment, net of tax	(741)	186	(1,059)	264
Unrealized loss on available-for-sale debt securities, net of tax	(109)	(57)	(834)	(67)
Total other comprehensive (loss) income, net of tax	(850)	129	(1,893)	197
Total comprehensive loss	$(2,541)	$(7,638)	$(10,153)	$(17,547)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities
Net loss	$(8,260)	$(17,744)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	7,131	6,707
Non-cash interest expense	14,427	8,067
Stock-based compensation expense	15,117	14,655
Provision for bad debts	1,586	722
Other	(130)	374
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(7,217)	(9,630)
Inventories	(7,959)	1,527
Prepaid expenses and other assets	(4,823)	(1,662)
Accounts payable, accrued expenses and other current liabilities	(17,873)	(7,408)
Deferred revenue	(2,626)	44
Other long-term liabilities	232	477
Net cash used in operating activities	(10,395)	(3,871)
Cash flows from investing activities
Purchases of property, equipment and software(1)	(89,937)	(39,068)
Purchases of investments	(117,940)	(93,383)
Receipts from the maturity or sale of investments	90,774	68,185
Net cash used in investing activities	(117,103)	(64,266)
Cash flows from financing activities
Principal payments of capital lease obligations	—	(269)
Repayment of convertible notes	(6,687)	—
Proceeds from exercise of stock options (2)	11,206	7,891
Payment of withholding taxes in connection with vesting of restricted stock units	(12,691)	(3,428)
Net cash (used in) provided by financing activities	(8,172)	4,194
Effect of exchange rate changes on cash	(661)	257
Net decrease in cash, cash equivalents and restricted cash	(136,331)	(63,686)
Cash, cash equivalents and restricted cash, beginning of period	272,577	137,174
Cash, cash equivalents and restricted cash, end of period	$136,246	$73,488
(1) Cash outflows from purchases of property, equipment and software for the six months ended June 30, 2018 includes $4.0 million of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2017 and excludes $12.3 million of purchases made during the six months ended June 30, 2018 that were included in accounts payable and accrued expenses as of June 30, 2018.
(2) During the period, the Company acquired 9,733 shares of its common stock with a value of $0.8 million in return for the exercise of stock options. The acquired shares were subsequently retired.

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
Insulet Corporation (the "Company") is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod Insulin Management System (the “Omnipod System”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. The Company estimates that approximately one-third of the Type 1 diabetes population in the United States use insulin pump therapy, and that less than 10% of the Type 2 diabetes population in the United States who are insulin-dependent use insulin pump therapy. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device, which is worn on the body for approximately three days at a time, and its wireless companion, the handheld Personal Diabetes Manager ("PDM"). The Omnipod System, which features two discreet, easy-to-use devices that communicate wirelessly and provide for virtually pain-free automated cannula insertion and blood glucose meter integration, eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. The Company believes that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
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
The Company assumed on July 1, 2018, all commercial activities (including, among other things, distribution, sales, marketing, training and support) of its Omnipod System across Europe following the expiration of its prior distribution agreement with Ypsomed Distribution AG ("Ypsomed" or the "European distributor") on June 30, 2018. The Company will be required to pay to the former European distributor a per unit fee for sales of the Company's Omnipod device over the twelve months following the expiration of the distribution agreement. The fee will be based on sales of the Omnipod device to identified customers (as that term is defined in the distribution agreement) of the former European distributor who had previously entered into an agreement with the former European distributor for the purchase of Omnipod devices. The Company expects to recognize a liability and an associated intangible asset for this fee as qualifying sales of its Omnipod device are made to these identified customers during the twelve-month period between July 1, 2018 and June 30, 2019. The intangible asset will be amortized over its estimated useful life.
In addition to using the Omnipod System for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across multiple therapeutic areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2018, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. Actual results may differ from those estimates. See Note 3 related to the Company's adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, for a discussion of judgments associated with the recognition of revenue and deferral of cost to obtain a contract.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation
For foreign operations, asset and liability accounts are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive loss, a separate component of stockholders' equity. Gains and losses arising from transactions and revaluation of period-end balances denominated in currencies other than the local entity's functional currency, primarily the Canadian dollar and the Euro, are included in other income, net, and were not material in the three and six months ended June 30, 2018 and 2017.

Cash and Cash Equivalents
For the purpose of financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds, corporate bonds, U.S. government and agency bonds, and certificates of deposit, and are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on outstanding letters of credit and for European cash management and VAT filing collateral, totaling $2.0 million as of June 30, 2018 and $0.5 million as of December 31, 2017.

Investments in Marketable Securities
Short-term and long-term investment securities consist of available-for-sale marketable debt securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive loss in stockholders' equity. Investments with a stated maturity date of one year or more from the balance sheet date and that are not expected to be used in current operations, are classified as long-term investments. Short-term and long-term investments include U.S. government and agency bonds, corporate bonds, and certificates of deposit.
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

Property and Equipment
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Assets acquired under capital leases are amortized in accordance with the respective class of owned assets and the amortization is included within depreciation expense. Maintenance and repair costs are expensed as incurred.
Property and equipment included $57.9 million and $51.6 million of accumulated depreciation as of June 30, 2018 and December 31, 2017, respectively.

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
In performing its annual goodwill test, the Company utilizes the two-step approach as currently prescribed by ASC 350-20. The first step compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would perform the second step and record an impairment loss to the extent that the carrying value of the reporting unit's goodwill exceeds its implied fair value. There was no impairment of goodwill during the three and six months ended June 30, 2018.

Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $1.4 million and $0.9 million for the three months ended June 30, 2018 and 2017, respectively, and were $2.5 million and $2.2 million for the six months ended June 30, 2018 and 2017, respectively.

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
The Company purchases Omnipod Systems from Flex Ltd., its single source contract manufacturer. As of each of June 30, 2018 and December 31, 2017, liabilities to this vendor represented approximately 16% and 20%, respectively, of the combined balance of accounts payable, accrued expenses and other current liabilities.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amgen, Inc.	14%	16%	13%	16%
Ypsomed	*	20%	17%	20%
Cardinal Health Inc. and affiliates	13%	10%	12%	10%
* Represents less than 10% of consolidated revenue.

Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Revenue Recognition	Note	3	Page	11
Convertible Debt, Net	Note	6	Page	17
Accounts Receivable and Allowance for Doubtful Accounts	Note	8	Page	19
Inventories	Note	9	Page	19
Other Intangible Assets	Note	11	Page	20
Accrued Product Warranty Costs	Note	12	Page	21
Commitments and Contingencies	Note	13	Page	22
Equity: Stock-Based Compensation	Note	14	Page	23
Income Taxes	Note	15	Page	26

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
Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 changes the GAAP model for the accounting of equity investments, whereby equity investments with readily determinable fair value will be carried at fair value with changes reported in net income (loss) as opposed to other comprehensive income (loss). The Company adopted ASU 2016-01 as of the required effective date of January 1, 2018. There was no impact on the consolidated financial statements upon the adoption of ASU 2016-01 as of the effective date or as of and for the period ended June 30, 2018.
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
Accounting Standards Issued and Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) requires lessees to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and continue to recognize expenses on their income statements over the lease term. It will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 also amends ASC 420, Exit or Disposal Cost Obligations, to exclude costs to terminate a lease from its scope. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted for all entities. While the Company continues to evaluate the impact of ASU 2016-02, the Company plans to adopt this standard in the first quarter of 2019 and expects to record right-of-use assets and associated lease obligations on its balance sheet primarily related to its leased office and warehousing space. The Company is also evaluating whether its supplier agreements may contain embedded leases. The Company expects that the adoption of this standard will require updates to its processes and internal controls over financial reporting.

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
3) Determine the transaction price;
4) Allocate the transaction price to performance obligations in the contract;
5) Recognize revenue when or as the Company satisfies a performance obligation.

The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2018 and 2017:

	Three months		Six months
(in thousands)	2018	2017	2018	2017
U.S. Omnipod	$78,047	$65,361	$148,319	$125,016
International Omnipod	28,509	26,575	66,913	51,719
Drug Delivery	17,706	17,820	32,608	34,734
Total	$124,262	$109,756	$247,840	$211,469

U.S. and International Omnipod
The Company generates the majority of its revenue from sales of its Omnipod, which is sold in the U.S., Canada, Europe and Israel. The Omnipod is sold either directly to end users or indirectly through intermediaries, such as independent distributors who resell the Omnipod to end users or wholesalers who sell the Company's product to end users through the pharmacy channel. The Company's exclusive European distribution agreement with its former European distributor expired on June 30, 2018, at which time the Company assumed all commercial activities (including, among other things, distribution, sales, marketing, training and support) of the Omnipod across Europe.

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

•
Transaction Price. The price charged for the PDM and Pods is dependent on the Company's pricing as established with third party payors and intermediaries. The Company provides a right of return for sales of its Omnipod to new patients. The Company also provides for certain rebates and discounts for sales of its product through intermediaries. These rights of return, discounts and rebates represent variable consideration and reduce the transaction price at the outset of the contract based on the Company's estimates, which are primarily based on the expected value method using historical and other data related to actual product returns, discounts and rebates paid in each market in which the Omnipod is sold. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. There were no constraints recorded to variable consideration and none of the Company's contracts as of January 1, 2018 or June 30, 2018 contained a significant financing component.

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
Material Right
The adoption of ASC 606 required the Company to record a contract liability, which the Company refers to as deferred revenue, on January 1, 2018, associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The deferred revenue was recognized as revenue through the completion of the distributor contract during the first half of 2018 as the distributor purchased the product.
Costs to Obtain and Fulfill a Contract
The Company capitalizes commission costs that are related to new patient starts. These costs are deferred in other assets on the Company's consolidated balance sheet, net of the short term portion included in prepaid and other current assets. The judgments made in determining the amount of costs incurred include whether the commissions are incremental and would not have occurred absent the customer contract. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit, which considers future product upgrades for which a commission would be paid. These capitalized costs are periodically reviewed for impairment. As of June 30, 2018, capitalized contract acquisition costs were $22.1 million, including a current balance of $6.6 million and a non-current balance of $15.5 million. The Company recognized $3.3 million of amortization of capitalized commission costs during the six months ended June 30, 2018. There were no impairments to capitalized costs to obtain a contract recorded during the period.
Financial Statement Impact of Adopting ASC 606
The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date. The following table shows the adjustments made to accounts on the condensed consolidated balance sheet as of January 1, 2018 as a result of adopting the new guidance. The table also compares the reported condensed consolidated balance sheet accounts as of June 30, 2018 that were impacted by the new guidance to pro forma balance sheet amounts had the previous guidance been in effect.

	As Reported (1)	Adjustments (2)	As Adjusted	As Reported (3)	Adjustments	Pro forma (4)
(in thousands)	12/31/2017	1/1/2018	1/1/2018	6/30/2018	6/30/2018	6/30/2018
Assets
Unbilled receivable (a)	$—	$5,119	$5,119	$13,958	$(13,958)	$—
Inventories	33,793	(753)	33,040	40,808	2,103	42,911
Prepaid expenses and other current assets (b)	9,949	5,568	15,517	17,559	(6,554)	11,005
Total current assets	537,171	9,934	547,105	421,793	(18,409)	403,384
Other assets (b)	1,969	13,326	15,295	17,961	(15,491)	2,470
Total assets	816,744	23,260	840,004	838,856	(33,900)	804,956
Liabilities and Stockholder's Equity
Deferred revenue (c)	2,356	2,625	4,981	2,338	(854)	1,484
Total current liabilities	86,025	2,625	88,650	76,109	(854)	75,255
Other long-term liabilities	6,030	271	6,301	6,480	(270)	6,210
Total liabilities	658,228	2,896	661,124	659,708	(1,124)	658,584
Accumulated deficit	(707,255)	20,349	(686,906)	(695,166)	(32,786)	(727,952)
Total stockholders' equity	158,516	20,364	178,880	179,148	(32,776)	146,372
Total liabilities and stockholders' equity	816,744	23,260	840,004	838,856	(33,900)	804,956

(1) Financial statement amounts as reported in the Company's consolidated balance sheet as of December 31, 2017. Financial statement amounts that are not shown on the above table were not impacted by the adoption of ASC 606.
(2) Adjustments made on January 1, 2018 to adopt ASC 606.
(3) Financial statement amounts as reported in the interim condensed consolidated balance sheet as of June 30, 2018. Financial statement amounts that are not shown on the above table were not impacted by the adoption of ASC 606.
(4) Pro forma balance sheet amounts that would have been reported as of June 30, 2018 had the Company applied the previous guidance under ASC 605.

(a) Unbilled receivable that reflects revenue for a portion of the Company's drug delivery product line as the product is produced. The unbilled receivable is reclassified to accounts receivable as the product is completed and shipped to the customer.
(b) Other current and non-current assets include contract acquisition costs related to the sale of the Omnipod. These costs are amortized over the estimated period of benefit.
(c) The Company recorded deferred revenue for a material right associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The deferred revenue related to this material right was recognized as revenue through the completion of the distributor contract during the first half of 2018.
The following summarizes the significant changes on the Company’s consolidated statement of operations for the three and six months ended June 30, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under ASC 605:

	Three months ended June 30, 2018			Six months ended June 30, 2018
(in thousands, except per share amounts)	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect	As reported	Adjustments	Pro forma as if the previous accounting guidance was in effect
U.S. Omnipod	$78,047	$77	$78,124	$148,319	$126	$148,445
International Omnipod (a)	28,509	(621)	27,888	66,913	(1,898)	65,015
Drug Delivery (b)	17,706	(8,512)	9,194	32,608	(8,839)	23,769
Revenue	124,262	(9,056)	115,206	247,840	(10,611)	237,229
Cost of revenue	42,190	(1,283)	40,907	89,953	(1,351)	88,602
Gross profit	82,072	(7,773)	74,299	157,887	(9,260)	148,627
Sales and marketing (c)	35,605	736	36,341	67,738	3,173	70,911
Total operating expenses	77,747	736	78,483	153,562	3,173	156,735
Operating income (loss)	4,325	(8,509)	(4,184)	4,325	(12,433)	(8,108)
Loss before income taxes	(1,279)	(8,509)	(9,788)	(7,515)	(12,433)	(19,948)
Net loss	$(1,691)	$(8,509)	$(10,200)	$(8,260)	$(12,433)	$(20,693)
Net loss per basic and diluted share	$(0.03)	$(0.14)	$(0.17)	$(0.14)	$(0.21)	$(0.35)
(a) International Omnipod revenue under ASC 606 includes the amortization of a material right associated with a volume-based pricing discount granted to the Company's European distributor at the outset of the distribution contract in 2010. The deferred revenue was recognized as revenue through the completion of the distributor contract during the first half of 2018.
(b) ASC 606 accelerated the recognition of revenue and fulfillment costs related to certain drug delivery contracts for which recognition was previously recorded when the product was shipped to the customer and is recorded as the product is produced under ASC 606.
(c) ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption and during the six months ended June 30, 2018. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized in the three and six month periods, reduced sales and marketing expenses in each period.

	Six Months Ended June 30, 2018
Statement of Cash Flows (in thousands)	As Reported	Adjustments	Pro Forma
Net loss	$(8,260)	$(12,433)	$(20,693)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items	38,131	—	38,131
Changes in operating assets and liabilities:			—
Accounts receivable and unbilled receivable	(7,217)	8,839	1,622
Inventories	(7,959)	(1,351)	(9,310)
Prepaid expenses and other assets	(4,823)	3,174	(1,649)
Accounts payable, accrued expenses and other current liabilities	(17,873)	—	(17,873)
Deferred revenue	(2,626)	1,771	(855)
Other long-term liabilities	232	—	232
Net cash used in operating activities	$(10,395)	$—	$(10,395)
The adoption of ASC 606 had no net impact on the Company’s cash used in operating, investing or financing activities.
Revenue recognized during the three and six months ended June 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $1.1 million and  $2.4 million, respectively. No revenue was recognized during the three and six months ended June 30, 2018 from performance obligations satisfied or partially satisfied in previous periods. During the six months ended June 30, 2018, a $5.1 million unbilled receivable became billable. There were no contract modifications entered into during the three and six months ended June 30, 2018 impacting the Company’s unbilled receivable or deferred revenue.

Note 4. Fair Value Measurements
The following table provides a summary of assets that are measured at fair value as of June 30, 2018 and December 31, 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

(in thousands)	Fair Value Measurements
June 30, 2018	Total	Level 1	Level 2	Level 3
Recurring fair value measurements:
Money market mutual funds	$85,905	$85,905	$—	$—
U.S. government and agency bonds	9,989	9,989	—	—
Total cash equivalents	$95,894	$95,894	$—	$—
U.S. government and agency bonds	$120,653	$84,591	$36,062	$—
Corporate bonds	40,940	—	40,940	—
Certificates of deposit	1,953	—	1,953	—
Total short-term investments	$163,546	$84,591	$78,955	$—
U.S. government and agency bonds	$100,817	$68,950	$31,867	$—
Corporate bonds	47,510	—	47,510	—
Certificates of deposit	7,733	—	7,733	—
Total long-term investments	$156,060	$68,950	$87,110	$—

December 31, 2017
Recurring fair value measurements:
Money market mutual funds	$236,936	$236,936	$—	$—
U.S. government and agency bonds	5,000	5,000	—	—
Total cash equivalents	$241,936	$241,936	$—	$—
U.S. government and agency bonds	$112,076	$90,703	$21,373	$—
Corporate bonds	47,681	—	47,681	—
Certificates of deposit	7,722	—	7,722	—
Total short-term investments	$167,479	$90,703	$76,776	$—
U.S. government and agency bonds	$92,464	$49,651	$42,813	$—
Corporate bonds	27,812	—	27,812	—
Certificates of deposit	5,273	—	5,273	—
Total long-term investments	$125,549	$49,651	$75,898	$—

Convertible Debt
The estimated fair value of the Company's convertible debt is based on the Level 2 quoted market prices for the same or similar issues and includes the impact of the conversion features.

The carrying amounts, net of unamortized discounts and issuance costs, and the estimated fair values of the Company's convertible debt as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$—	$—	$3,421	$5,467
1.375% Convertible Senior Notes	283,436	455,831	276,172	407,652
1.25% Convertible Senior Notes	293,683	522,116	286,580	450,881
Total	$577,119	$977,947	$566,173	$864,000

Note 5. Investments
The Company's short-term and long-term investments in debt securities have maturity dates that range from 13 days to 23.5 months as of June 30, 2018. Amortized costs, gross unrealized holding gains and losses, and fair values at June 30, 2018 and December 31, 2017 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
U.S. government and agency bonds	$120,965	$—	$(312)	$120,653
Corporate bonds	41,054	—	(114)	40,940
Certificates of deposit	1,953	—	—	1,953
Total short-term investments	$163,972	$—	$(426)	$163,546

U.S. government and agency bonds	$101,485	$3	$(672)	$100,816
Corporate bonds	47,789	—	(278)	47,511
Certificates of deposit	7,733	—	—	7,733
Total long-term investments	$157,007	$3	$(950)	$156,060

December 31, 2017
U.S. government and agency bonds	$112,311	$—	$(235)	$112,076
Corporate bonds	47,713	3	(35)	47,681
Certificates of deposit	7,722	—	—	7,722
Total short-term investments	$167,746	$3	$(270)	$167,479

U.S. government and agency bonds	$92,677	$—	$(213)	$92,464
Corporate bonds	27,871	—	(59)	27,812
Certificates of deposit	5,273	—	—	5,273
Total long-term investments	$125,821	$—	$(272)	$125,549

The Company’s investment portfolio included approximately 150 available-for-sale debt securities that had insignificant unrealized loss positions as of June 30, 2018. The Company does not intend to sell these investments prior to maturity and has concluded that it will not be required to sell these securities prior to the recovery of amortized costs at maturity. There were no charges recorded in the period for other-than-temporary declines in the fair value of available-for-sale debt securities.
The Company had insignificant realized gains or losses for the six months ended June 30, 2018 and in the year ended December 31, 2017.

Note 6. Convertible Debt, Net
The Company had outstanding convertible debt and related deferred financing costs on its condensed consolidated balance sheet as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Principal amount of 2.0% Convertible Senior Notes	$—	$3,664
Principal amount of 1.25% Convertible Senior Notes	345,000	345,000
Principal amount of 1.375% Convertible Senior Notes	402,500	402,500
Unamortized debt discount	(157,152)	(170,448)
Deferred financing costs	(13,229)	(14,543)
Total convertible debt, net	$577,119	$566,173
Interest expense related to the convertible notes was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Contractual coupon interest	$2,462	$1,413	$4,942	$2,827
Accretion of debt discount	6,616	3,572	13,138	7,077
Amortization of debt issuance costs	648	500	1,289	990
Total interest expense related to convertible debt	$9,726	$5,485	$19,369	$10,894
Interest expense related to convertible debt for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(in thousands)	1.375%	1.25%	2.0%	Total	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$1,383	$1,078	$1	$2,462	$2,767	$2,156	$19	$4,942
Amortization of debt discount and issuance costs	3,654	3,589	21	7,264	7,265	7,102	60	14,427
Total interest expense	$5,037	$4,667	$22	$9,726	$10,032	$9,258	$79	$19,369
Interest expense related to convertible debt for the three and six months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(in thousands)	1.25%	2.0%	Total	1.25%	2.0%	Total
Contractual coupon interest	$1,078	$335	$1,413	$2,157	$670	$2,827
Amortization of debt discount and issuance costs	3,367	705	4,072	6,670	1,397	8,067
Total interest expense	$4,445	$1,040	$5,485	$8,827	$2,067	$10,894

1.375% Convertible Senior Notes
In November 2017, the Company issued and sold $402.5 million in aggregate principal amount of 1.375% Convertible Senior Notes, due November 15, 2024 (the "1.375% Notes"). The interest rate on the notes is 1.375% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year. Interest began accruing on November 10, 2017 and the first interest payment was made on May 15, 2018. The 1.375% Notes are convertible into the Company’s common stock at an initial conversion rate of 10.7315 shares of common stock per $1,000 principal amount of the 1.375% Notes, which is equivalent to a conversion price of approximately $93.18 per share, subject to adjustment under certain circumstances. The 1.375% Notes will be convertible prior to the close of business on the business day immediately preceding August 15, 2024 only under certain circumstances and during certain periods, and will be convertible on or after August 15, 2024 until the close of business on the second scheduled trading day immediately preceding November 15, 2024, regardless of those circumstances.
The Company recorded a debt discount of $120.7 million related to the 1.375% Notes resulting from the allocation of a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 6.8% per annum. The debt discount was recorded as additional paid-in capital and is being amortized as non-cash interest expense over the seven year term of the 1.375% Notes. The Company also incurred debt issuance costs and other expenses related to the 1.375% Notes of approximately $10.9 million, of which $3.3 million was reclassified as a reduction to the value of the conversion feature allocated to equity. The remaining $7.6 million of debt issuance costs is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the seven year term of the 1.375% Notes. As of June 30, 2018, the Company included $283.4 million on its balance sheet in long-term debt related to the 1.375% Notes.
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
The Company recorded a debt discount of $66.7 million related to the 1.25% Notes resulting from allocating a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 5.8% per annum. The debt discount is being amortized as non-cash interest expense over the five year term of the 1.25% Notes. The Company incurred debt issuance costs and other expenses related to this offering of approximately $11.3 million, of which $2.2 million was reclassified as a reduction to the value of the amount allocated to equity. The remainder is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the five year term of the 1.25% Notes. As of June 30, 2018, the Company has $293.7 million, net of discounts and issuance costs, on its balance sheet in long-term debt related to the 1.25% Notes.
2% Convertible Senior Notes
In June 2014, the Company issued and sold $201.3 million in principal amount of 2% Convertible Senior Notes due June 15, 2019 (the "2% Notes"). The 2% Notes were convertible into the Company’s common stock at an initial conversion rate of 21.5019 shares of common stock per $1,000 principal amount of the 2% Notes, which is equivalent to a conversion price of approximately $46.51 per share. In separately negotiated transactions, the Company repurchased $134.2 million in principal of the notes in September 2016 and $63.4 million in principal of the notes in November 2017. The Company elected to call the remaining notes in March 2018 and settled the outstanding principal and conversion feature of the notes for $6.7 million in cash in the second quarter of 2018. The Company allocated approximately $3.2 million of the settlement to the fair value of the equity component and $3.5 million to the debt component, which was consistent with the carrying value of the notes as of the settlement date, resulting in no gain or loss on extinguishment.

Note 7. Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from options, restricted stock units and warrants (using the treasury-stock method), and potential common shares from convertible securities (using the if-converted method). Because the Company reported a net loss for the three and six months ended June 30, 2018 and 2017, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for all periods presented, as the effect would have been anti-dilutive.
Potential dilutive common share equivalents consist of the following:

	Three and Six Months Ended June 30,
	2018	2017
1.375% Convertible Senior Notes	4,319,429	—
2.00% Convertible Senior Notes	—	1,442,433
1.25% Convertible Senior Notes	5,910,954	5,910,954
Unvested restricted stock units	914,710	978,683
Outstanding stock options	3,199,238	3,582,149
Total dilutive common share equivalents	14,344,331	11,914,219

Note 8. Accounts Receivable, Net
Accounts receivable consist of amounts due from third-party payors, patients and third-party intermediaries. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, and discussions with individual customers. The Company believes the reserve is adequate to mitigate current collection risk.
Customers that represented greater than 10% of gross accounts receivable as of June 30, 2018 and December 31, 2017 were as follows:

	As of
	June 30, 2018	December 31, 2017
Amgen, Inc.	*	10%
Ypsomed	*	31%
* Represents less than 10% of gross accounts receivable as of June 30, 2018.

The components of accounts receivable are as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Trade receivables	$52,895	$55,914
Allowance for doubtful accounts	(3,219)	(2,541)
Total accounts receivable, net	$49,676	$53,373

Note 9. Inventories
Inventories are held at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of June 30, 2018 and December 31, 2017. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.

The components of inventories are as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Raw materials	$5,243	$2,146
Work-in-process	8,128	23,918
Finished goods, net	27,437	7,729
Total inventories	$40,808	$33,793

Note 10. Prepaid Expenses and Other Assets
The components of prepaid expenses and other current assets are as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Prepaid expenses	$11,005	$9,949
Capitalized contract acquisition costs, current portion	6,554	—
Total prepaid expenses and current other assets	$17,559	$9,949

The components of other assets are as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Other assets	$2,486	$1,969
Capitalized contract acquisition costs, net of current portion	15,475	—
Total other assets	$17,961	$1,969
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
The components of other intangible assets are as follows:

	As of
	June 30, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships	$2,040	$(1,764)	$276	$2,135	$(1,764)	$371
Internal-use software	9,751	(4,280)	5,471	7,545	(3,565)	3,980
Total intangible assets	$11,791	$(6,044)	$5,747	$9,680	$(5,329)	$4,351

Amortization expense for intangible assets was approximately $0.4 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets was approximately $0.8 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software	Total
2018 (remaining)	$79	$863	$942
2019	132	1,519	1,651
2020	65	1,257	1,322
2021	—	979	979
2022	—	683	683
Thereafter	—	170	170
Total	$276	$5,471	$5,747

As of June 30, 2018, the weighted average amortization period of the Company’s intangible assets is approximately 3.8 years.

Note 12. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	As of
(in thousands)	June 30, 2018	December 31, 2017
Employee compensation and related costs	$21,470	$34,942
Professional and consulting services	8,512	9,273
Supplier charges	3,651	3,542
Other	14,947	11,499
Total accrued expenses and other current liabilities	$48,580	$59,256
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
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Product warranty liability at the beginning of the period	$5,386	$4,562	$5,337	$4,388
Warranty expense	1,529	1,135	3,501	1,641
Warranty claims settled	(1,412)	(880)	(3,335)	(1,212)
Product warranty liability at the end of the period	$5,503	$4,817	$5,503	$4,817

	As of
(in thousands)	June 30, 2018	December 31, 2017
Composition of balance:
Short-term	$2,335	$1,653
Long-term	3,168	3,684
Total warranty liability:	$5,503	$5,337

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
The Company leases approximately 100,000 square feet of laboratory and office space for its corporate headquarters in Billerica, Massachusetts. The lease expires in November 2022 and contains escalating payments over the life of the lease. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company leases other facilities in Canada, China, the United Kingdom, France, Germany, California, Tennessee and Utah containing a total of approximately 20,000 square feet under leases expiring from August 2018 to June 2021.
Certain of the Company’s operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets. Rental expense under operating leases was $0.9 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively. Rental expense under operating leases was $1.7 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.
The aggregate future minimum lease payments related to these leases as of June 30, 2018 are as follows:

(in thousands)
Years Ending December 31,	Minimum Lease Payments
2018 (remaining)	$1,691
2019	3,035
2020	2,651
2021	2,402
2022	2,131
Thereafter	—
Total	$11,910
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

In addition, on April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) (“Walker”) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) (“Carnazza”) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court for the District of Massachusetts against the Company (as a nominal defendant) and certain individual current and former officers and directors of the Company. Both actions were filed as related actions to the securities class action referenced above, and the allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs. On May 10, 2018, following a series of negotiations, the Company, the individual defendants, and their insurers reached an agreement in principle with the plaintiffs in both of the derivative actions to settle and release all claims with respect to the matters. On July 11, 2018, the parties executed a binding stipulation of settlement. On July 13, 2018, the plaintiffs filed a motion for preliminary approval of the settlement. Under the terms of the settlement stipulation, a payment of attorneys’ fees and reimbursement of expenses will be paid to plaintiffs’ counsel, subject to the Court’s approval.
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
The following table reflects the Company's stock-based compensation expense related to share-based awards recognized in the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,		Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2018	2017	2018	2017	At June 30, 2018
Stock options	$2,272	$2,909	$4,630	$5,688	$17,424	2.6
Restricted stock units	4,371	4,500	9,899	8,737	35,936	2.0
Employee stock purchase plan	294	122	588	230	494	0.4
Total	$6,937	$7,531	$15,117	$14,655	$53,854

Equity Award Plans
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards were granted to persons who were, at the time of grant, employees, officers, non-employee directors or key persons (including consultants and prospective employees) of the Company or the Company's subsidiaries. The 2007 Plan provided for the grant of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. In May 2017, the Company adopted the 2017 Stock Option and Incentive Plan (the "2017 Plan"), which has replaced the 2007 Plan as the means by which the Company makes equity and cash awards. Effective May 18, 2017, the 2017 Plan became effective (the "2017 Plan Effective Date") and the Company ceased granting awards under the 2007 Plan. Outstanding awards under the 2007 Plan remain subject to the terms of the 2007 Plan. Under the 2017 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors, consultants, or advisers of the Company or the Company's subsidiaries and affiliates. The 2017 Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Stock options granted under the 2017 Plan generally vest over a period of four years and expire ten years from the date of grant. Shares of stock subject to awards granted under the 2007 Plan and the 2017 Plan that are forfeited, expire or otherwise terminate without delivery generally become available for future issuance under the 2017 Plan.

Stock Options
There were no shares of performance-based incentive stock options awarded in the six months ended June 30, 2018 and there were 34,500 shares of performance-based incentive stock options awarded in the six months ended June 30, 2017. The stock options were granted under the 2007 and 2017 Plans and vest over a four year period from the grant date with the potential of an accelerated vesting period pursuant to the achievement of certain performance conditions.
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
The following summarizes the activity under the Company’s stock option plans during the six months ended June 30, 2018:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($ in thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2017	3,377,220	$35.10
Granted	269,853	76.32
Exercised	(318,102)	32.91	$17,024
Canceled	(129,733)	40.28
Outstanding at June 30, 2018	3,199,238	$38.59	$150,872	7.3
Vested, June 30, 2018	2,007,167	$34.29	$103,188	6.7
Vested or expected to vest, June 30, 2018 (1)	3,066,211		$146,303

(1)	Represents total outstanding stock options as of June 30, 2018, adjusted for estimated forfeitures.

The aggregate intrinsic value of stock options exercised was calculated based on the positive difference between the estimated fair value of the Company’s common stock on the date of exercise and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the six months ended June 30, 2018 and 2017 was $17.0 million and $5.4 million, respectively. The aggregate intrinsic value for outstanding awards as of June 30, 2018 was calculated based on the positive difference between the Company’s closing stock price of $85.70 on June 30, 2018 and the exercise price of the underlying options.

Employee stock-based compensation related to stock options in the six months ended June 30, 2018 and 2017 was $4.6 million and $5.7 million, respectively, and was based on awards ultimately expected to vest. At June 30, 2018, the Company had $17.4 million of total unrecognized compensation expense related to stock options that will be recognized over a weighted average period of 2.6 years.
Restricted Stock Units
In the six months ended June 30, 2018, the Company awarded 326,144 restricted stock units to certain employees and non-employee members of the Board of Directors, which included 111,239 restricted stock units subject to the achievement of performance conditions (performance-based restricted stock units). For performance-based restricted stock units for which the performance criteria has not yet been achieved, the Company recognized stock compensation expense of $1.0 million and $2.1 million in the three and six months ended June 30, 2018 as it expects a portion of the performance-based restricted stock units granted in 2017 and 2018 will be earned based on its evaluation of the performance criteria. An additional $0.3 million and $1.4 million of stock compensation expense was recognized in the three and six months ended June 30, 2018 for performance-based restricted stock units for which the performance criteria has been achieved. The restricted stock units were granted under the 2007 and 2017 Plans and generally vest annually over a one or three year period from the grant date, except for the performance-based restricted stock units, which follow different vesting patterns.
The restricted stock units granted during the six months ended June 30, 2018 have a weighted average fair value of $75.36 per share based on the closing price of the Company’s common stock on the date of grant and were valued at approximately $24.1 million on their grant date. The Company is recognizing the compensation expense over the vesting period. Approximately $3.2 million and $3.2 million in the three months ended June 30, 2018 and 2017, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Approximately $6.4 million and $6.2 million in the six months ended June 30, 2018 and 2017, respectively, of stock-based compensation expense related to the vesting of non-performance based restricted stock units was recognized. Under the terms of the awards, the Company will issue shares of common stock on each of the vesting dates.

The following table summarizes the status of the Company’s restricted stock units during the six months ended June 30, 2018:

	Number of Shares (#)	Weighted Average Fair Value ($)
Outstanding at December 31, 2017	994,364	$38.08
Granted	326,144	75.36
Adjustment (1)	147,301	29.54
Vested	(487,001)	33.39
Forfeited	(66,098)	44.43
Outstanding at June 30, 2018	914,710	$52.04
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

Note 15. Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”) under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. The effect of a change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. As of June 30, 2018, the Company had no uncertain tax positions.
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
At June 30, 2018 and December 31, 2017, the Company provided a full valuation allowance against its domestic net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded as it is more likely than not that the future tax benefit will be realized.
Income tax expense was $0.4 million and $0.1 million for the three months ended June 30, 2018 and 2017. Income tax expense was $0.7 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Income tax expense for both periods in the current year was primarily driven by income generated in foreign jurisdictions, mainly the United Kingdom and Canada.

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
We are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in early 2019. The facility will also serve as our global headquarters. We expect that the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth. We expect capital expenditures for the construction of the Acton facility and related equipment purchases will be approximately $200 million when production begins in 2019 and will be funded by our cash flows from operations and proceeds from our senior convertible debt offerings.
On July 1, 2018 we assumed all commercial activities (including, among other things, distribution, sales, marketing, training and support) for our Omnipod System across Europe following the expiration of our prior distribution agreement with our former European distributor on June 30, 2018. As a result of this mid-year transition, we expect our revenue and gross margins to increase, as average customer pricing in Europe is higher than the pricing under the prior agreement with the former European distributor. Throughout 2018, we expect to incur increased operating expenses as we invest in our European operations. Once European operations are firmly established, excluding nonrecurring transition-related costs, we expect that our assumption of the direct distribution model in Europe will be accretive to our consolidated results of operations.
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
In June 2018, the U.S. Food and Drug Administration ("FDA") provided clearance for the commercial distribution of our DASH TM System, which is our next generation of the Omnipod System, featuring a secured Bluetooth Low Energy enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. We commenced a U.S. limited commercial release of Omnipod DASH TM in Q3 2018 prior to a full market launch in early 2019.
Second Quarter 2018 Revenue Results:
Total revenue of $124.3 million

•	U.S. Omnipod revenue of $78.1 million

•	International Omnipod revenue of $28.5 million

•	Drug Delivery revenue of $17.7 million
Our long-term financial objective is to achieve and sustain profitable growth. We expect our efforts in 2018 and 2019 to focus primarily on constructing and commissioning our U.S. manufacturing facility, continuing to establish our European operations, launching new products, such as the DASH TM Omnipod System, continuing our product development efforts, and taking the necessary actions such as amending or creating payor or distributor contracts to allow us to service patients who receive benefits through the Medicare Part D and Medicaid programs through the pharmacy channel. Achieving these objectives is expected to require additional investments in certain personnel and initiatives, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness. We believe that we may continue to incur net losses in the near term in order to achieve these objectives. However, we believe that the accomplishment of our near term objectives will have a positive impact on our financial condition in the future.

Components of Financial Operations
Revenue.  We derive the majority of our revenue from global sales of the Omnipod System. Our revenue also includes sales of devices based on the Omnipod System technology platform to global pharmaceutical and biotechnology companies for the subcutaneous delivery of drugs across therapeutic areas.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support, customer care, sales commissions paid to our sales representatives, costs associated with promotional activities and participation in industry trade shows. Commissions costs that are direct and incremental to obtaining a new customer are capitalized and amortized to sales and marketing expense over the expected period of benefit.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, legal, information technology and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs.

Results of Operations
This section discusses our consolidated results of operations for the second quarter and the six months ended June 30, 2018 compared to the same periods of 2017, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

(Unaudited)	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2018	2017	Change $	Change %	2018	2017	Change $	Change %
Revenue:
U.S. Omnipod	$78,047	$65,361	$12,686	19%	$148,319	$125,016	$23,303	19%
International Omnipod	28,509	26,575	1,934	7%	66,913	51,719	15,194	29%
Drug Delivery	17,706	17,820	(114)	(1)%	32,608	34,734	(2,126)	(6)%
Total revenue	124,262	109,756	14,506	13%	247,840	211,469	36,371	17%
Cost of revenue	42,190	45,117	(2,927)	(6)%	89,953	87,432	2,521	3%
Gross profit	82,072	64,639	17,433	27%	157,887	124,037	33,850	27%
Gross margin	66.0%	58.9%			63.7%	58.7%
Operating expenses:
Research and development	18,418	18,029	389	2%	38,330	35,529	2,801	8%
Sales and marketing	35,605	29,475	6,130	21%	67,738	57,570	10,168	18%
General and administrative	23,724	20,493	3,231	16%	47,494	39,604	7,890	20%
Total operating expenses	77,747	67,997	9,750	14%	153,562	132,703	20,859	16%
Operating income (loss)	4,325	(3,358)	7,683	229%	4,325	(8,666)	12,991	150%
Interest expense and other, net	5,604	4,308	1,296	30%	11,840	8,881	2,959	33%
Loss before income taxes	(1,279)	(7,666)	6,387	83%	(7,515)	(17,547)	10,032	57%
Income tax expense	412	101	311	308%	745	197	548	278%
Net loss	$(1,691)	$(7,767)	$6,076	78%	$(8,260)	$(17,744)	$9,484	53%

Revenue
Our total revenue increased to $124.3 million, up $14.5 million, or 13%, in the second quarter of 2018 compared to the second quarter of 2017, due to continued growth in our U.S. Omnipod and International Omnipod revenue. Our U.S. Omnipod revenue increased to $78.0 million, up $12.7 million, or 19%, primarily due to growth in our Omnipod customer base as we continue to expand awareness of and access to the Omnipod System. Our International Omnipod revenue increased to $28.5 million, up $1.9 million, or 7%, over the prior period. The growth during the quarter was unfavorably impacted by fewer shipments to our former European distributor as we approached the expiration date of our distribution agreement with them and by a reduction in revenue to account for $7.4 million of Omnipod inventory that we decided to repurchase from this former distributor as of June 30, 2018 to minimize channel conflict following the expiration of the distribution agreement. This unfavorable impact was offset in part by our initial shipments to country-level intermediaries to ensure an effective transition and product availability upon the expiration of our distribution agreement with our former European distributor.

Our total revenue increased to $247.8 million, up $36.4 million, or 17%, in the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due to strong growth in our U.S. Omnipod revenue, International Omnipod revenue, partially offset by a decline in revenue for our on-body device for drug delivery. Our U.S. Omnipod revenue increased to $148.3 million, up $23.3 million, or 19%, primarily due to growth in our Omnipod customer base as we continue to expand awareness of and access to the Omnipod System. Our International Omnipod revenue increased to $66.9 million, up $15.2 million, or 29%, due to the continued adoption of our product in existing international markets and partially offset by our transition to direct operations in Europe. Our drug delivery revenue decreased to $32.6 million, down $2.1 million, or 6%, reflecting the number of shipments in the period and the timing of our production activity.

For the year ending December 31, 2018, we expect strong revenue growth driven by our expansion in the U.S. and internationally, as well as the transition to direct distribution of our Omnipod System across Europe following the expiration of our global distribution agreement with our European distributor on June 30, 2018, partially offset by lower drug delivery revenue.

Cost of Revenue
Cost of revenue decreased to $42.2 million, down $2.9 million, or 6%, in the second quarter of 2018 compared to the same period in 2017 due to improvements in supply-chain operations, partially offset by an increase in volumes. Cost of revenue increased to $90.0 million, up $2.5 million, or 3%, in the six months ended June 30, 2018 compared to the same period in 2017, reflecting an increase in sales volumes partially offset by improvements in gross margins.
Gross Margin
Gross margin increased to 66.0%, up 710 basis points in the second quarter of 2018 compared to the same period in 2017. Gross margin for the six months ended June 30, 2018 was 63.7% compared with 58.7% for the six months ended June 30, 2017. The margin increase in each period was primarily due to improvements in supply chain operations and, to a lesser extent, the geographic mix of our global Omnipod sales. We expect gross margin to increase for the year ending December 31, 2018 as compared to 2017 primarily due to improvements in supply chain operations and our assumption of commerical activities associated with of our Omnipod System in Europe.
Research and Development
Research and development expenses increased to $18.4 million, up $0.4 million, or 2%, for the three month period ended June 30, 2018 compared to the same period in 2017 and increased to $38.3 million, up $2.8 million, or 8%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase in both periods was primarily due to an increase in expenses related to our development projects, including our DASH TM System, our next-generation digital mobile Omnipod platform. For the year ending December 31, 2018, we expect overall research and development spending to increase as compared to 2017 due to development efforts on our on-going projects.
Sales and Marketing
Sales and marketing expenses increased to $35.6 million, up $6.1 million, or 21%, for the three month period ended June 30, 2018 compared to the same period in 2017 and increased to $67.7 million, up $10.2 million, or 18%, for the six months ended June 30, 2018 compared to the same period in 2017. These increases were primarily attributable to investments to support our assumption in mid-2018 of direct commercial support for Omnipod in Europe, increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel, and increased advertising expenses associated with direct to patient marketing activities. These increases were partially offset by incremental capitalized commission costs of $2.5 million during the three months ended June 30, 2018 and $6.5 million during the six months ended June 30, 2018 related to the acquisition of new customer contracts, less quarterly amortization of previously capitalized costs of $1.7 million for the three month period ended June 30, 2018 and $3.3 million for the six month period ended June 30, 2018. This method of accounting for commission costs was adopted in the first quarter of 2018 with the adoption ASC 606. For the year ending December 31, 2018, we expect sales and marketing expense to increase as compared to 2017 due to the sales and marketing effort as described above, partially offset by the capitalization of commission costs under ASC 606.
General and Administrative
General and administrative expenses increased to $23.7 million, up $3.2 million, or 16%, for the three month period ended June 30, 2018 compared to the same period in 2017 and increased to $47.5 million, up $7.9 million, or 20%, for the six month period ended June 30, 2018 compared to the same period in 2017. This increase was primarily attributable to increased personnel-related costs and fees related to consultants and professional service providers to support our assumption in mid-2018 of direct support for Omnipod in Europe. For the year ending December 31, 2018, we expect overall general and administrative expenses to increase as compared to 2017 as we continue to grow the business and make investments in our operating structure to support continued growth as well as the establishment of direct commercial operations in Europe.
Interest Expense and Other, Net
Interest expense and other, net, increased to $5.6 million, up $1.3 million, or 30%, for the three month period ended June 30, 2018 compared to the same period in 2017 and increased to $11.8 million, up $3.0 million, or 33%, for the six month period ended June 30, 2018. The increase in both periods is primarily due to the effect of interest expense, including cash and non-cash interest, related to our 1.375% Notes, which were issued in November 2017, partially offset by a reduction in interest expense related to our 2% Notes, which were retired in 2018, and an increase in interest income on our investments in marketable securities.

Liquidity and Capital Resources
As of June 30, 2018, we had $136.2 million in cash and cash equivalents and $319.6 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.

To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in 2019. This facility will also serve as our global headquarters. As a result, capital expenditures have increased above historic levels to fund the construction of the Acton facility and related equipment purchases. As of June 30, 2018, investments in construction-in-progress related to the Acton facility were approximately $146 million. We expect that capital expenditures for this facility will approach $200 million when production begins in 2019.
In connection with our assumption on July 1, 2018, of all commercial activities of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018, we will be required to pay to the European distributor a per unit fee for sales of our Omnipod device over the subsequent twelve months following the expiration of the global distribution agreement. The fee will be based on our sales of the Omnipod device to identified customers (as that term is defined in the distribution agreement) of the European distributor who had previously entered into an agreement with the distributor for the purchase of Omnipod devices. While the actual total fee could vary significantly, we estimate that the total fee could be in the range of approximately $10 million to $55 million. The fee will be determined and paid on a quarterly basis following the expiration of the distribution agreement and the actual amount of the fee will depend on a number of factors and will not be known until the number of qualifying sales of Omnipod devices is determined following each quarter beginning with the quarter ending September 30, 2018.
Convertible Debt
In order to finance our operations and global expansion, we have periodically issued and sold Convertible Senior Notes, which are convertible into our common stock. As of June 30, 2018, the following Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in thousands)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
September 2016	1.250%	$345,000	September 15, 2021	17.1332	$58.37
November 2017	1.375%	402,500	November 15, 2024	10.7315	$93.18
Total		$747,500

We called our 2% Notes in March 2018 and settled the outstanding notes in May 2018.
Additional information regarding our debt issuances is provided in Note 6 to the consolidated financial statements included in this Form 10-Q.
Summary of Cash Flows

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash provided by (used in):
Operating activities	$(10,395)	$(3,871)
Investing activities	(117,103)	(64,266)
Financing activities	(8,172)	4,194
Effect of exchange rate changes on cash	(661)	257
Net decrease in cash and cash equivalents	$(136,331)	$(63,686)

Operating Activities
Our net cash used in operating activities for the six months ended June 30, 2018 was $10.4 million, compared to net cash used in operating activities of $3.9 million in the same period of 2017. The increase in cash used in operating activities in the current period is primarily due to a $10.5 million increase in disbursements due to the timing of the settlement of accounts payable and a $9.5 million increase in inventory in anticipation of future demand, partially offset by a $9.5 million improvement in operating results.

Investing Activities
Our net cash used in investing activities for the six months ended June 30, 2018 was $117.1 million compared to $64.3 million in the same period of 2017. The increase in cash used in investing activities in the current period is primarily due to a $50.9 million increase in capital expenditures, primarily associated with investments in our supply chain operations, which include approximately $64 million for facility and equipment in process of construction to support our U.S. manufacturing initiatives.
Financing Activities
Our net cash used in financing activities for the six months ended June 30, 2018 was $8.2 million as compared to net cash provided by financing activities of $4.2 million in the same period of 2017. The increase in cash used in financing activities was primarily due to a $9.3 million increase in payments for amounts withheld for taxes related to the vesting of restricted stock units and $6.7 million in payments for the settlement of our 2% Notes, partially offset by an increase in proceeds from the exercise of stock options.
Commitments and Contingencies
We lease our facilities in Massachusetts, California, Tennessee, Utah, the United Kingdom, France, Germany, Canada and China. These leases are accounted for as operating leases and generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of our operating lease agreements contain scheduled rent increases. Rent expense is recorded using the straight-line method and deferred rent is included in other liabilities in the accompanying consolidated balance sheets.
Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 13 to the consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet financing arrangements.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the six months ended June 30, 2018. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2017 other than our accounting policies related to revenue recognition and our policies related to the accounting for commissions expense as a result of the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which was adopted on January 1, 2018 as further described in Note 3 to the consolidated financial statements included in this Form 10-Q.
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
As of June 30, 2018, we had outstanding debt related to our Convertible Senior Notes recorded on our consolidated balance sheet of $577.1 million, net of unamortized discount and issuance costs totaling $170.4 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the debt, which is disclosed in Note 4 to the consolidated financial statements, is also impacted by changes on our stock price.

Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility.  A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. Accordingly, we have assessed that we do not have any material net exposure to foreign currency exchange rate fluctuations at this time. However, as our business in markets outside of the United States continues to increase, we will be exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro, Canadian Dollar, and the British Pound, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.1
Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of Insulet Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 7, 2018).

4.1	Amendment No. 3 to Shareholder Rights Agreement, dated May 7, 2018 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed May 7, 2018).

10.1 +	First Amendment to Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, entered into on June 29, 2018 and made effective as of January 1, 2018.

10.2	Letter Agreement between Brad Thomas and Insulet Corporation, dated April 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2018).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017

(ii) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(iii) Consolidated Statements of Comprehensive Loss for the Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

(iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017 (Unaudited)

(iv) Condensed Notes to Consolidated Financial Statements (Unaudited)

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment requested as to certain portions of this exhibit.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	August 2, 2018	/s/ Patrick J. Sullivan
Patrick J. Sullivan
Chief Executive Officer (Principal Executive Officer)

Date:	August 2, 2018	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)