Form 10-K
period 2018-12-31
INSULET CORP
filed 2019-02-26
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33462
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	04-3523891
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Nagog Park Acton, Massachusetts	01720
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(978) 600-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value Per Share	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2018 was approximately $5.0 billion.
The number of shares outstanding of each of the registrant’s classes of common stock as of February 20, 2019:

Title of Class	Shares Outstanding
Common Stock, $0.001 Par Value Per Share	59,278,993
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod® System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System consists of two product lines: the Omnipod Insulin Management System (“Omnipod”), which we have been selling since 2005, and our next generation Omnipod DASHTM Insulin Management System ("Omnipod DASH" or "DASH"), which began a U.S. limited market release in 2018. Collectively, we refer to these products as the "Omnipod System".

There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. We estimate that approximately one-third of the Type 1 diabetes population in the United States and less than one fifth of the Type 1 diabetes population outside the United States use insulin pump therapy. An even smaller portion of the insulin-dependent Type 2 diabetes population in the United States use insulin pump therapy. We believe these factors present a significant available market for the Omnipod System globally.

The Omnipod System features two discreet, easy-to-use devices: a small, lightweight, self-adhesive disposable tubeless Pod ("Pod"), which is worn on the body and provides up to three days of non-stop insulin delivery without the need to see or handle a needle; and a handheld Personal Diabetes Manager ("PDM"). The Pod can be worn in multiple locations, including the abdomen, hip, back of upper arm, upper thigh or lower back and, because it is waterproof, there is no need to remove it when showering, swimming or performing other activities. The Omnipod System communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We began commercial sales of the Omnipod in the United States in 2005 and we sell the Omnipod directly to end-users or through intermediaries. The Omnipod is also available in multiple countries in Europe, as well as in Canada and Israel. On July 1, 2018, we commenced direct commercial operations for the Omnipod in Europe immediately following the expiration of our distribution agreement with our former European distributor. In June 2018, the U.S. Food and Drug Administration ("FDA") cleared for commercial sale our Omnipod DASH, which is our next-generation digital mobile Omnipod platform within the Omnipod System family, featuring secured Bluetooth wireless technology for connectivity between the Pod and the color touchscreen smartphone PDM. The DASH PDM is optimized for use with the CONTOUR® NEXT ONE Blood Glucose (BG) Meter for the direct transfer of blood glucose readings to the PDM's bolus calculator. Bluetooth functionality will also provide connectivity to our smartphone apps. We commenced a limited commercial release of Omnipod DASH in 2018 prior to a planned full market launch in the U.S. in the first half of 2019.
For the year ended December 31, 2018, approximately 69% of our consolidated revenue was from sales in the United States and approximately 31% from international sales.
In January 2018, the Centers for Medicare & Medicaid Services (“CMS”) issued guidance clarifying that Medicare Part D Plan Sponsors may provide coverage for products such as the Omnipod System under the Medicare Part D (prescription drug) program. During 2018, we began securing coverage with Medicare Part D carriers to ensure beneficiaries living with diabetes have access to the Omnipod System. Securing Medicare Part D coverage also provides a direct pathway to increased Medicaid coverage at the state level, as many state-run Medicaid programs follow CMS prescription drug guidance to determine coverage. This increased Medicaid access allows access for lower-income individuals and families for whom Omnipod had previously not been a covered option. In April 2018, we also significantly increased our market access when we secured in-network coverage of Omnipod with UnitedHealthcare, the largest commercial payer in the United States.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. The majority of our drug delivery revenue currently consists of sales of Pods used in Amgen's Neulasta Onpro kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.

We have substantially completed the construction of a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in the first half of 2019. The facility also serves as our global headquarters. We expect that, following start-up related activities, the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support our growth trajectory.
Market Opportunity: Management of Diabetes
Diabetes is a chronic, life-threatening disease for which there is no known cure. It is caused by the body’s inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high levels, a condition known as hyperglycemia, and very low levels, a condition called hypoglycemia. Hyperglycemia can lead to serious short-term complications, such as confusion, vomiting, dehydration and loss of consciousness and long-term complications, such as blindness, kidney disease, nervous system disease, occlusive vascular diseases, stroke and cardiovascular disease, or death. Hypoglycemia can lead to confusion, loss of consciousness or death.
Diabetes is typically classified as either Type 1 or Type 2:

•
Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with Type 1 diabetes require daily insulin therapy to survive. It is estimated that approximately one million to two million people in the United States have Type 1 diabetes.

•
Type 2 diabetes, the more common form, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, Type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population, due primarily to increasing obesity. Initially, many people with Type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise and/or oral medications. As their diabetes advances, some patients progress to multiple drug therapies, which often include insulin therapy. It is estimated that approximately two million to three million people in the United States have Type 2 diabetes that requires daily insulin administration.

Throughout this Annual Report on Form 10-K, we refer to both Type 1 diabetes and insulin-requiring Type 2 diabetes as insulin-dependent diabetes.
Diabetes Management Challenges
Diabetes is often frustrating and difficult for patients to manage. Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness or impending illness, hormonal releases, variability in insulin absorption and changes in the effects of insulin on the body. For people with insulin-dependent diabetes, many corrections, consisting of the administration of additional insulin or ingestion of additional carbohydrates, are needed throughout the day in order to maintain blood glucose levels within normal ranges. Achieving this result can be very difficult without multiple daily injections of insulin or insulin pump therapy. Patients attempting to control their blood glucose levels tightly to prevent the long-term complications associated with fluctuations in blood glucose levels are at greater risk for overcorrection and the resultant hypoglycemia. As a result, many patients have difficulty managing their diabetes. Additionally, the time spent managing fluctuations in blood glucose levels and the fear associated with hypoglycemia can be incredibly stressful to patients and their families.
Current Insulin Therapy
People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, to provide for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level.
As previously noted, there are two primary types of insulin therapy practiced today: MDI therapy and insulin pump therapy. Insulin pumps are used to perform continuous subcutaneous insulin infusion and typically use a programmable device and an infusion set to administer insulin into the person’s body. MDI therapy involves the administration of fast-acting insulin before meals (bolus) to lower blood glucose levels to a healthy range. MDI therapy may also require a separate injection of a long-acting (basal) insulin, to control glucose levels between meals; typically once or twice per day. By comparison, insulin pump therapy uses only fast-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump therapy allows individuals to customize their bolus and basal insulin doses to meet their insulin needs throughout the day, and is intended to more closely resemble the physiologic function of a healthy pancreas.

Insulin pump therapy has been shown to provide numerous advantages relative to MDI therapy. For example, insulin pump therapy eliminates individual insulin injections (approximately five per day), delivers insulin more accurately and precisely than injections, often improves HbA1c (a common measure of blood glucose levels) over time, provides greater flexibility with meals, exercise and daily schedules, and can reduce severe low blood glucose levels.

We believe that these distinct advantages, including technological advancements and increased awareness of insulin pump therapy as compared to other available insulin therapies will continue to generate demand for insulin pump devices.
Our Solution: The Omnipod System
The Omnipod System is an innovative continuous insulin delivery system that provides all the benefits of insulin pump therapy in a way no conventional insulin pump can. The Omnipod System's innovative design and differentiated features allow people with insulin-dependent diabetes to live their lives, and manage their diabetes, with unprecedented freedom, comfort, convenience and ease.

Pod	Omnipod PDM	Omnipod DASH PDM

The Omnipod System is a discreet two-part design, the Pod and the PDM, that eliminates the need for the external tubing required with conventional pumps.

•
The Pod is a small, lightweight, self-adhesive device that the user fills with insulin and wears directly on the body. The Pod delivers precise, personalized doses of insulin into the body through a small flexible tube (called a cannula), based on instructions that the patient programs into the Pod's wireless companion, the PDM.

•	The PDM is a wireless, handheld device that programs the Pod with the user's personalized insulin-delivery instructions and, wirelessly monitors the Pod's operation.
The Omnipod System provides continuous insulin delivery at preset rates, eliminating the need for individual insulin injections and the interruptions that come with them. In addition, insulin delivery can be changed with the press of a button to adapt to snacks or unexpected changes in daily routine.
The Omnipod System works much like the pancreas of a person without diabetes by delivering insulin in two ways:

•	A small, constant background supply of insulin is delivered automatically at a programmed rate, all day and night.

•	An extra dose of insulin can be delivered when a patient needs it to match the carbohydrates in a meal or snacks or to correct high blood glucose.
We have designed the Omnipod System to fit within the normal daily routines of patients. The Omnipod System consists of just two devices as opposed to up to seven for conventional tubed insulin pumps. As a result, the Omnipod System is easy for patients to use, which also reduces the training burden on healthcare professionals and end-users. We believe that the Omnipod System’s overall ease of use, flexibility, and substantially lower training burden make it very attractive to people with insulin-dependent diabetes and help redefine for whom insulin pump therapy is appropriate, allowing healthcare professionals to prescribe pump therapy to a broader group of patients.
The Omnipod System’s unique patented design and proprietary manufacturing process allow us to provide pump therapy at a relatively low up-front investment compared to conventional tubed insulin pumps. We believe that our pricing model, which includes little or no initial investment, reduces the risk to third-party payors of significant up-front investments commonly associated with traditional tubed insulin pumps.

Several publications over the past decade have found that compared to multiple daily injections therapy, the use of the Omnipod System by individuals with both Type 1 and Type 2 diabetes across all age groups is associated with good glycemic control, reduced total daily dose of insulin, and reduced frequency and severity of hypoglycemic episodes. These results are consistent with other published literature of other continuous subcutaneous insulin infusion devices similar to the Omnipod System. In addition, research in adults with Type 1 diabetes has found that compared to prior treatment modality, the use of the Omnipod System is associated with improved quality of life. We believe that this data is clinically meaningful to healthcare providers and provides support for the use of the Omnipod System in the treatment of both Type 1 and Type 2 diabetes.
We have partnered with Glooko Inc. ("Glooko") to connect our Omnipod System user data with Glooko's comprehensive diabetes data management system (including Glooko and Diasend in selected regions). Glooko provides a cloud-based application for clinicians and patients accessible through a kiosk, home computer or a mobile application on the user's smartphone that provides patients and their health care providers access to insulin delivery trends, blood glucose levels and other integrated data.
Third-Party Reimbursement
In the United States, our products are generally reimbursed by third-party payors when sold directly to end-users, and we bill those payors for products provided to end-users. Prior to 2018, coverage was more limited in the United States due to the lack of an established mechanism for Medicare or broad Medicaid coverage for the majority of the Omnipod System. In January 2018, CMS issued guidance clarifying that Medicare Part D Plan Sponsors may provide coverage for products such as the Omnipod System under the Medicare Part D (prescription drug) program. We have been successful in securing coverage with Medicare Part D plans, which allows many additional people with diabetes to access our product. The ability of Medicare Part D plans to cover the Omnipod System also provides us with a direct pathway to gain Medicaid coverage at the state level, as many state-run Medicaid look to Medicare to determine coverage. This allows access for lower-income individuals and families on Medicaid for whom Omnipod is currently not an option. In addition, in April 2018, we also significantly increased our third-party reimbursement when we secured in-network coverage of Omnipod with UnitedHealthcare, the largest commercial payer in the United States.
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
Our fulfillment and reimbursement systems are fully integrated such that product is generally shipped only after confirmation of a physician’s valid statement of medical necessity and current health insurance information. We maintain an insurance benefits investigation department that works to simplify and expedite claims processing and to assist patients in obtaining third-party reimbursement. Common medical criteria for third-party payors approving reimbursement for pump therapy may include a patient having elevated A1c levels, a history of recurring hypoglycemia, fluctuations in blood glucose levels prior to meals or upon waking or, severe glycemic variability. Third-party payors may decline to reimburse for procedures, supplies or services determined not to be “medically necessary” or “reasonable.” Reimbursement may also be declined by insurers based upon the contract between the insurer and the insured group.
In Europe, in connection with of our recent assumption of direct operations in mid-2018, we have worked with local healthcare systems to establish coverage and payment processes for the Omnipod System. In certain non-U.S. locations in which we sell through a distributor, our distribution partners establish appropriate reimbursement contracts with healthcare systems in those countries and provinces.
Markets and Distribution Methods
We sell the Omnipod directly to patients or indirectly through intermediaries, such as independent distributors and the pharmacy channel, in the United States, Canada, Europe, and Israel. In 2018, following FDA clearance, we also commenced a limited commercial release of Omnipod DASH directly to customers in the U.S. For the year ended December 31, 2018, approximately 46% of our Omnipod System sales in the United States were through intermediaries. Consistent with CMS’s decision in 2018 that products such as the Omnipod System are coverable under the Medicare Part D prescription drug benefit, we have been expanding access to our Omnipod System through the pharmacy channel, which we believe provides several competitive advantages over the durable medical equipment ("DME") distribution method used by traditional pump companies. Internationally, the majority of our sales are through intermediaries.
Our sales and marketing efforts are focused on patient retention and growing patient, clinician and payor demand for the Omnipod System. We have a uniform sales and marketing approach, aligned across patients, physicians and providers, to capitalize on the unique benefits of our Omnipod System technology. We have three areas of focus:

•	First, build patient awareness about the features and benefits that the Omnipod System provides.

•
Second, build physician support by increasing the clinical evidence that demonstrates the benefits that the Omnipod System provides and improving the patient-monitoring data available to physicians providing diabetes care.

•	Third, provide payors with the clinical and economic justification for why the Omnipod System is a unique value to the patients whom they insure.
Training. We believe that training patients how to use the Omnipod System is an important factor to promote successful outcomes and patient retention. We have streamlined and standardized our patient training by developing improved online resources and increased our field clinician team to directly train new Omnipod System customers.
Customer Support. We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, order fulfillment and ongoing support. We have integrated our customer support systems with our sales, reimbursement and billing processes and also offer support by telephone and through our website to provide customers with seamless and reliable support.
Competition
The diabetes medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions. The Omnipod System competes for patients in the insulin delivery market. Because the majority of new Omnipod System end-users come from MDI therapy, which currently is the most prevalent method of insulin delivery, we believe that we primarily compete with companies that provide MDI therapy. To a smaller extent, we also compete with companies in the insulin pump market, which today consists of conventional tubed pump companies, including Medtronic MiniMed, a division of Medtronic Public Limited Company ("Medtronic"), and Tandem Inc. Medtronic historically has held the majority share of the conventional tubed insulin pump market in the United States. The competitive landscape in our industry continues to undergo significant change. For example, Animas Corporation, a division of Johnson & Johnson, exited the insulin pump market in the United States and other countries in late 2017. In addition to the established insulin pump competitors, several companies are working to develop and market new insulin patch pumps and smart pens. These companies are at various stages of development and the number of such companies often changes as they enter or exit the market. Our non-insulin drug delivery product line also competes with drug delivery device companies such as West Pharmaceutical Services, Inc.
Research and Development
Our current research and development efforts are primarily focused on making improvements to the Omnipod System, including adding features and functionality that will deliver economic value, convenience and simplicity to our customers, and improving our supply chain operations. These efforts include:
Omnipod DASH. We have developed Omnipod DASH, our next generation of the Omnipod System, which features a secure Bluetooth-enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity incorporating state-of-the-art security features. Bluetooth functionality also provides connectivity to our smartphone apps, allowing users and those they approve (e.g. caregivers) to view their Omnipod DASH data on their personal smartphones. In June 2018, the FDA provided clearance for the commercial distribution of DASH in the U.S. We commenced a limited commercial release of DASH in 2018 and expect to commence a full market launch in the U.S. in the first half of 2019.
Omnipod HorizonTM Automated Insulin Delivery System ("Omnipod Horizon System"). We also are developing a hybrid closed loop control system that utilizes the DASH mobile platform to allow the Pod to communicate with Dexcom Inc.'s ("Dexcom") continuous glucose monitor and help control insulin delivery utilizing an algorithm located on the Pod. The Omnipod Horizon System is intended to be controllable through a secure mobile app on the user's smartphone (i.e. "phone control"). In July 2018, we announced positive results from a clinical trial finding that the Omnipod Horizon System performed well and was safe for over five days of use in adults, adolescents, and children with Type 1 diabetes. The Omnipod Horizon System recently was granted designation in the FDA's breakthrough device program, which is a program intended to help patients have more timely access to certain medical devices and device-led combination products that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions by expediting the development and review process. We believe that recent and ongoing developments in the use of Continuous Glucose Monitoring ("CGM") technology and Automated Insulin Delivery ("AID") algorithms in conjunction with insulin pump therapy will continue to provide people with insulin-dependent diabetes benefits that will make insulin pump therapy an even more attractive treatment alternative to the existing MDI therapy market.
Paramount to our ability to deliver phone control is our commitment to cyber and information security. Just recently, Omnipod DASH became the first FDA-cleared insulin pump to be certified under the Diabetes Technology Society’s “Standard for

Wireless Diabetes Device Security” cybersecurity assurance standard and program, known as DTSec. This certification is a cybersecurity standard with the goal of raising confidence in the security of network connected medical devices through independent expert evaluation. In addition, Omnipod DASH recently received International Standards Organization ("ISO") 27001 certification, which is the international standard for best practice in an information security management system globally. With the DTSec and ISO 27001 certifications, Omnipod DASH is now globally recognized for incorporating the highest standards for cyber and information security and safety, including secure data transfer between the Pod and PDM, as well as secure cloud storage.
Concentrated Insulin Delivery. In collaboration with Eli Lilly, we are developing new products that leverage the DASH mobile platform to support the use of concentrated insulins for Type 1 and Type 2 patients with higher insulin-requirements, utilizing the same form factor as our existing Pod. These new products are being specifically designed to deliver Humalog -® 200 units/mL and Humulin® R U-500 insulin, which are concentrated forms of insulin used by people with highly insulin resistant Type 2 diabetes. Together with our Omnipod DASH System, we believe these innovations significantly expand our access to more of the Type 2 diabetes market.
Supply Chain Operation Improvements. We continue to invest in improvements and efficiencies to our entire supply chain, including improvements in automation at our suppliers and contract manufacturer as well as our U.S. manufacturing facility in Acton, Massachusetts, set to commence manufacturing in the first half of 2019.
Manufacturing and Quality Assurance
We believe a key contributing factor to the overall attractiveness and success of the Omnipod System is the disposable nature of the Pod. In order to manufacture sufficient volumes and achieve a cost-effective per unit production price for the Omnipod, we have designed the Omnipod System to be manufactured through automation.
We produce our devices on varying degrees of semi-automated manufacturing lines at a facility in China, operated by a subsidiary of Flex Ltd. (“Flex”) pursuant to a multi-year materials supply agreement. The agreement expires in December 2022 and is subject to an automatic renewal thereafter, unless otherwise canceled by the parties under the contract terms.
We have substantially completed the construction of a highly automated manufacturing facility that we own and will operate in Acton, Massachusetts. This facility now serves as our global headquarters and we plan to produce devices there beginning in the first half of 2019. We expect that, following start up related activities, the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base, and support our strong growth trajectory. To date, we have invested approximately $193 million in property, equipment and infrastructure related to the new facility. We expect to continue to expand our investment in this facility in 2019 to support the growth of our business.
We utilize outside vendors for the supply of components, sub-assemblies, and various services used in the manufacture of the Omnipod System. Our outside vendors produce the components to our specifications and they are audited periodically by our Quality Assurance Department to confirm conformity with the specifications, policies and procedures for the Omnipod System. Our Quality Assurance Department also inspects and tests the Omnipod System at various steps in the manufacturing cycle to facilitate compliance with our specifications. We have received approval of our Quality Management System from the BSI Group London, U.K., an accredited Notified Body for CE Marking and the International Standards Organization. Processes utilized in the manufacture, test and release of the Omnipod System have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA and certain corresponding state agencies.
Intellectual Property
To maintain a competitive advantage, we believe we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of copyright, patent, trademark, trade secret and other intellectual property laws, non-disclosure agreements and other measures to protect our proprietary rights. Currently, we require our employees, consultants and advisers to execute non-disclosure agreements in connection with their employment, consulting or advisory relationships with us, where appropriate. We also require employees, consultants and advisers who work on our products to agree to disclose and assign to us all inventions conceived during their work with us that are developed using our property or relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the Omnipod System or to obtain and use information that we regard as proprietary.
Patents.   As of December 31, 2018, we had 21 granted and active U.S. patents with expiration dates ranging from 2020 through 2034, and had 56 additional pending U.S. patent applications. We believe that it will take at least several years for the most recent of these U.S. patent applications to result in issued patents. We are also seeking patent protection for our proprietary technology in other countries and regions throughout the world. The issued patents and pending patent applications cover, among other things:

•	the basic architecture of the Omnipod System, including the pump and the PDM;

•	the Omnipod shape memory alloy drive system;

•	the Omnipod System cannula insertion system;

•	communication features between system components for the Omnipod System and next generation products;

•	software, such as apps, for controlling the Omnipod System and next generation products; and

•	various novel aspects of the Omnipod System, potential future generations of Omnipod Systems, and other mechanisms for the delivery of pharmaceuticals.
Trademarks. We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. Our trademarks include OMNIPOD(R), DASHTM, Omnipod CONTROLTM, Omnipod DISPLAYTM, Omnipod VIEWTM, Omnipod OMNIPOD U-200TM, OMNIPOD U-500TM, HORIZONTM, Pod PalsTM and PodderTM.
Government Regulation
United States FDA Regulation
The Omnipod System is a medical device subject to extensive and ongoing regulation by the FDA and other federal, state, and local regulatory bodies. FDA regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, labeling, post-market adverse event reporting, post-market surveillance, complaint handling, repair or recall of products, product storage, record keeping, pre-market clearance or approval, advertising and promotion, and sales and distribution.
FDA’s Pre-Market Notification 510(k) and Pre-Market Approval Requirements. Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. We have obtained 510(k) clearance for the Omnipod and Omnipod DASH Systems and expect that PMA approval may be needed for some of our future products. We may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to our products. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees, unless an exemption is available.
510(k) Clearance. To obtain 510(k) clearance for any of our potential future devices (or for certain modifications to devices that have previously received 510(k) clearance), we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device. The FDA’s 510(k) clearance pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination regarding whether a new premarket submission is required for the modification of an existing device, the FDA can, at its discretion, require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or approval of a PMA application is obtained. In addition, in these circumstances, we may be subject to significant regulatory fines or penalties for failure to submit the requisite PMA application(s).
PMA. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, devices deemed not substantially equivalent to a previously cleared 510(k) device generally require a PMA before they can be commercially distributed. A PMA application must be supported by extensive data, including technical information, pre-clinical and clinical trials, manufacturing and labeling to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulations, or QSRs, which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. After any pre-market approval, a new pre-market approval application or application supplement may be required in the event of modifications to the device, its labeling, intended use or indication or its manufacturing process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.
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

•
quality system regulation, or QSR, which requires manufacturers, including third party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the development and manufacturing process;

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
International Product Regulations

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
We have obtained the right to affix the CE Mark to the Omnipod and Omnipod DASH Systems. The CE Mark gives us authorization to distribute these products throughout the European Union and in other countries that recognize the CE Mark. In September 2009, we received Health Canada approval to distribute the Omnipod throughout Canada. We have been distributing the Omnipod in certain countries in Europe through intermediaries or directly to end-users since 2010.
Other Regulations
Licensure. Several states require that DME providers be licensed in order to sell products to patients in that state. Certain of these states require, among other things, that DME providers maintain an in-state location. In order to sell our product through the pharmacy channel, we are required to work with intermediaries who have the appropriate pharmacy license for the applicable market in which we provide customers with access to our product through the pharmacy.
In addition, we are subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in compliance with all such state laws. However, if our educators or we were to be found non-compliant in a given state, we may need to modify our approach to providing education, clinical support and customer service.
Federal Anti-Kickback and Self-Referral Laws. The federal healthcare Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration (anything of value) in return for, or to induce:

•	the referral of an individual;

•	furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal health care programs; or

•
the purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of, any item or service reimbursable under Medicare, Medicaid or other federal health care programs.

The federal Anti-Kickback Statute has been interpreted to apply to arrangements between drug and medical device manufacturers and suppliers on one hand and prescribers, patients, purchasers and formulary managers on the other. Liability under the statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, claims resulting from a violation of the federal Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal civil False Claims Act, which is addressed below. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common business practices from prosecution and administrative sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be perceived as inducing the prescription, purchase, or recommendation of the Omnipod System may be subject to scrutiny under the law. For example, we provide the initial training to patients necessary for appropriate use of the Omnipod System either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Certified Pod Trainer training course. We compensate outside diabetes educators for their services at contracted rates deemed to be consistent with the market. We have structured our arrangements with diabetes educators and other business practices to comply with statutory exemptions and regulatory safe harbors whenever possible, but our practices may be subject to scrutiny if they fail to strictly comply with the criteria in the exemption or regulatory safe harbor. Moreover, there are no safe harbors for many common practices such providing reimbursement assistance, coding and billing information or other patient assistance and product support programs. If any of our practices, arrangements or programs are found not to be in compliance with the federal Anti-Kickback Statute, we can be subject to significant criminal, civil and administrative penalties, including imprisonment, fines, damages, and exclusion from Medicare, Medicaid or other governmental programs, any of which could have an adverse effect on our business and results of operations.
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
Federal Health Care Fraud Statutes. We are also subject to a federal health care fraud statute that, among other things, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program including non-governmental programs, and prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false or fraudulent statement or representation, or making or using any false writing or document with knowledge that it contains a materially false or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of these statutes can result in significant civil, criminal and administrative penalties, fines, damages, and exclusion from federal health care programs.
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

General Data Protection Regulation. The General Data Protection Regulation ("GDPR") is a comprehensive update to the data protection regime in the European Economic Area that is effective in fiscal 2018. The GDPR imposes new requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties for noncompliance with the GDPR.
Patient Protection and Affordable Care Act.    The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”) enacted significant changes to the provision of and payment for healthcare in the United States. Under the ACA and related laws and regulations, federal and state government initiatives are focused on limiting the growth of healthcare costs and implementing changes to healthcare delivery structures. These reforms are intended in part to put increased emphasis on the delivery to patients of more cost-effective therapies and could adversely affect our business. Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. While some uncertainty exists regarding the future aspects of the ACA, we expect that the ACA will continue to have a significant impact on the delivery of healthcare in the United States and on our business in the near term.
Physician Payments Sunshine Act.  The Physician Payments Sunshine Act, implemented as the Open Payments program, requires manufacturers of drugs and devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physician and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Our failure to disclose reportable payments could subject us to penalties and materially adversely impact our business and financial results.
Additionally, as these laws and regulations continue to evolve, we lack definitive guidance as to the application of certain key aspects of these laws and regulations as they relate to certain of our arrangements and programs, including those with providers with respect to patient training. We cannot predict the final form of these federal and state regulations or the effect that application of those interpretations will have on us. As a result, our provider and training arrangements may ultimately be found not to be in compliance with applicable federal law. Moreover, these laws continue to evolve. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal health care laws, including the Anti‑Kickback Statute. Most recently, on February 6, 2019, the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) issued a proposed rule to remove protection from the discount safe harbor to the federal healthcare Anti-Kickback Statute for manufacturers rebates to pharmacy benefit managers (or “PBMs”), Medicare Part D plans, and Medicaid managed care organizations (MCOs). The rule also proposes a new safe harbor for point-of sale-reductions offered by manufacturers to Part D plans, Medicaid MCOs and their PBMs, and a new safe harbor for certain fees manufacturers pay to PBMs for services to the manufacturers. If finalized, the rule will be one of the most significant amendments to the Anti-Kickback Statute regulatory safe harbors in decades and likely will transform manufacturer interactions with Part D plans, Medicaid MCOs and their PBMs.
Ensuring that our business arrangements and interactions with healthcare professionals, third‑party payors, patients and others comply with applicable healthcare laws and regulations requires substantial resources. Because of the breadth of these laws and the narrowness of the exceptions or safe harbors, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on our business, financial condition and results of operations. Even if we are not found to have violated the law, responding to lawsuits, government investigations or enforcement actions, defending any claims raised, and paying any resulting settlement amounts would be expensive and time-consuming, and could have a material adverse effect on our reputation and business operations.
Employees
As of December 31, 2018, we had 1,169 full-time employees. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We believe that our employee relations are strong.
Company Information

Insulet Corporation is a Delaware corporation formed in 2000. Our principal office is located at 100 Nagog Park, Acton, Massachusetts, 01720 and our website address is http://www.insulet.com. We make available, free of charge, on or through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The information on our website is not part of this Annual Report on Form 10-K for the year ended December 31, 2018.

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
Risks Relating to Our Business
Although we achieved operating income and net income in 2018, we previously incurred significant operating and net losses since inception and cannot assure you that we will sustain profitability.
Prior to 2018 and since our inception in 2000, we incurred significant operating losses. For the year ended December 31, 2018, we generated operating income of $27.4 million and net income of $3.3 million. Our net losses for the years ended December 31, 2017, 2016 and 2015 were $26.8 million, $28.9 million and $73.52 million, respectively. The extent of any future net losses and the timing of profitability are uncertain, and we may not sustain profitability. As of December 31, 2018, we had an accumulated deficit of $683.6 million.
We may experience significant fluctuations in our quarterly results of operations.
The fluctuations in our quarterly results of operations have resulted, and may continue to result, from numerous factors, including:

•	delays in shipping due to capacity constraints;

•	practices of health insurance companies and other third-party payors with respect to reimbursement for our current or future products;

•	market acceptance of our products;

•	our ability to manufacture our products efficiently, or at all;

•	transitions in our distribution channel;

•	timing of regulatory approvals and clearances;

•	new product introductions;

•	competition; and

•	timing of research and development expenditures.
These factors, some of which are not within our control, may cause the price of our stock to fluctuate substantially. In particular, if our quarterly results of operations fail to meet or exceed the expectations of securities analysts or investors, our stock price could drop suddenly and significantly. We believe the quarterly comparisons of our financial results should not be the only indication of our future performance.

We currently rely on sales of the Omnipod System, and tailored versions of the Omnipod System in our drug delivery product line, to generate nearly all of our revenue. The failure of the Omnipod System to achieve and maintain significant market acceptance or any factors that negatively impact sales of this product will adversely affect our business, financial condition and results of operations.
Our main product is the Omnipod System, which we introduced to the market in 2005. We expect to continue to derive nearly all of our revenue from the sale of this product. Accordingly, our ability to continue to generate revenue is highly reliant on our ability to market and sell the Omnipod System and to retain customers who currently use the product. Our sales of the Omnipod System may be negatively impacted by many factors, including:

•
the failure of the Omnipod System to achieve and maintain wide acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors and people with insulin-dependent diabetes;

•	manufacturing problems or capacity constraints;

•	actual or perceived quality problems;

•	reductions in reimbursement rates or coverage policies relating to the Omnipod System by third-party payors;

•	claims that any portion of the Omnipod System infringes on patent rights or other intellectual property rights owned by other parties;

•	adverse regulatory or legal actions relating to the Omnipod System;

•	damage, destruction or loss of any of the facilities where our products are manufactured or stored or of the equipment therein or failure to successfully open or expand new facilities;

•	conversion rate of patient referrals to actual sales of the Omnipod System;

•	the inability of our customers to continue paying for our products;

•	attrition rates of customers who cease using the Omnipod System;

•	competitive pricing and related factors; and

•	results of clinical studies relating to the Omnipod System or our competitors’ products.
If any of these events occurs, our ability to generate revenue could be significantly reduced.
Our ability to sustain profitability may depend on our ability to sustain or further reduce the per unit cost of producing the Omnipod System by increasing customer orders, increasing manufacturing volume and productivity and reducing raw material and overhead costs per unit.
To sustain profitability, we may need to, among other things, sustain or further reduce the per unit cost of the Omnipod System. If we are unable to sustain or further reduce raw material and manufacturing overhead costs through volume purchase discounts, negotiation of improved pricing and increased productivity and production capacity, our ability to sustain profitability could be negatively affected. The occurrence of one or more factors that negatively impact the manufacturing or sales of the Omnipod System or increase our raw material costs could prevent us from sustaining our desired increase in manufacturing volume, which would prevent us from sustaining and further increasing profitability.
Adverse changes in general economic conditions in the United States and outside of the United States, predominantly in Europe, could adversely affect us.
We are subject to the risks arising from adverse changes in general economic market conditions. A U.S. or global recession, could negatively impact our current and prospective customers, adversely affect the financial ability of health insurers to pay claims, adversely impact our ability to pay our expenses and ability to obtain financing of our operations, cause delays or other problems with key suppliers and increase the risk of counterparty failures.
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
Some of the provisions of the ACA have yet to be fully implemented, and certain provisions have been subject to judicial and Congressional challenges. In addition, there have been efforts by the Trump administration to repeal or replace certain aspects of the ACA and to alter the implementation of the ACA and related laws. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017, eliminated the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code of 1986, commonly referred to as the "individual mandate", effective January 1, 2019. Further, the Bipartisan Budget Act of 2018 among other things, amended the Medicare statute, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly known as the “donut hole,” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70%. It is unclear how the ACA and its implementation, as well as efforts to repeal or replace, or invalidate, the ACA, or portions thereof, will affect our business. Additional legislative changes, regulatory changes, and judicial challenges related to the ACA remain possible. It is possible that the ACA, as currently enacted or as it may be amended in the future, and other healthcare reform measures that may be adopted in the future, could have an adverse effect on our industry generally and on our ability to maintain or increase sales of any of our products and achieve profitability.
We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.
Our capital requirements will depend on many factors, including:

•	revenue generated by sales of our current products and any other future products that we may develop;

•	costs associated with adding further manufacturing capacity;

•	costs associated with expanding our sales and marketing efforts in the United States and internationally;

•	expenses we incur in manufacturing and selling our products;

•	costs of developing new products or technologies and enhancements to our products;

•	the cost of obtaining and maintaining FDA approval or clearance of our current or future products;

•	costs associated with any expansion;

•	the cost of complying with regulatory requirements;

•	costs associated with capital expenditures;

•	costs associated with litigation; and

•	the number and timing of any acquisitions or other strategic transactions.
We believe that our current cash, cash equivalents and short-term investments of $288.9 million, together with the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements through at least the end of 2019.
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
As of December 31, 2018, we had outstanding principal amounts due of $747.5 million on our Convertible Senior Notes, which mature between 2021 and 2024. Our ability to make scheduled payments or to refinance the Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the outstanding Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. In the absence of sufficient operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or obtain sufficient proceeds from those dispositions to meet our debt service and other obligations when due.
We are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations.
We rely on a number of suppliers who manufacture the components for and perform assembly of the Pods and PDMs. In addition, a subsidiary of Flex in China performs assembly and supplies all finished Omnipod Systems. We do not have long-term supply agreements with all of our suppliers, and, in many cases, we, or Flex on our behalf, make purchases on the basis of individual purchase orders. In some cases our agreements with suppliers can be terminated by either party upon short notice. Additionally, our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	we may not be able to obtain an adequate supply in a timely manner or on commercially reasonable terms;

•	our suppliers may make errors in manufacturing that could negatively affect the efficacy or safety of our products, cause delays in shipment or negatively affect our reputation;

•	we may have difficulty locating and qualifying alternative suppliers for our sole-source supplies;

•	switching components may require product redesign and submission to the FDA of a new 510(k);

•
our suppliers manufacture products for a range of customers, and fluctuations in demand for the products these suppliers manufacture for others may affect their ability to deliver products to us in a timely manner;

•	thefts of our trade secrets and intellectual property could occur with the third-party supply process;

•	the occurrence of a fire, natural disaster or other catastrophe, impacting one or more of our suppliers, may affect their ability to deliver products to us in a timely manner; and

•	our suppliers may encounter financial hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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
We sell the Omnipod in Europe, Canada and Israel. As a result of our international sales, we are exposed to fluctuations in product demand and sales productivity outside the United States, which may be partially attributed to foreign exchange rate changes, and have to manage the risks associated with market acceptance of the Omnipod System in foreign countries. Our efforts to introduce or expand our current or future products in foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the results of operations generated from this expansion. We are subject to foreign regulatory and import or export requirements.
In order to reduce our cost of goods sold and increase our production capacity, we increasingly rely on third-party suppliers located outside the United States. For example, while we expect to begin U.S. production in the first half of 2019, currently all of our Omnipod Systems are manufactured at a facility in China operated by Flex. As a result, our business is subject to risks associated with doing business internationally, including:

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

Our assumption on July 1, 2018 of the commercial activities for our Omnipod System in Europe (including, among other things, distribution, sales, marketing, training and support) following the expiration of our prior third-party global distribution agreement creates several business and operational risks related to the future sales of our Omnipod System in Europe.
On July 1, 2018, we assumed all commercial activities (including, among other things, distribution, sales, marketing, training and support) of our Omnipod System across Europe following the expiration of our distribution agreement with our European distributor on June 30, 2018. We expect to incur increased operating expenses as we invest in these European operations, and it is possible that the ultimate economic benefits that we derive from these investments could be less than anticipated, or that such expected economic benefits could fail to materialize at all.
In connection with the expiration of this distribution agreement on June 30, 2018, we are required to pay to the former European Distributor a quarterly per-unit fee for Omnipod sales by us between July 1, 2018 and June 30, 2019 to certain customers of the former European Distributor. We are recognizing a liability and an associated intangible asset for this fee as qualifying sales occur. The actual total fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the distribution agreement and the methodology applicable for determining this number under the agreement is subject to an active arbitration proceeding between the parties in Switzerland.We estimate that the final aggregate fee for the applicable twelve-month period could be in the range of approximately $10 million to $55 million.
Our establishment of commercial operations in Europe creates risk associated with Brexit
On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. In March 2017, the U.K. government officially triggered the process to formally initiate negotiations for the terms of separation from the European Union. In June 2017, the U.K. government began negotiations to leave the European Union. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union will have and how such withdrawal could affect our business and applicable regulations in the U.K. and Europe. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.
Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could adversely affect our business, financial condition and results of operations.
We expect that sales of the Omnipod System will be limited unless a substantial portion of the sales price of the Omnipod System is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies and other managed care providers. We currently have contracts establishing reimbursement for the Omnipod System with national and regional third-party payors that provide reimbursement for patients residing in all 50 states. While we anticipate entering into additional contracts with other third-party payors, we cannot assure that we will be successful in doing so. In addition, these contracts can generally be terminated by the third-party payor without cause. Healthcare market initiatives in the United States may also lead third-party payors to decline or reduce reimbursement for the Omnipod System. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for patients to obtain coverage for the use of the Omnipod System. Coverage decisions and rates of reimbursement increasingly require clinical evidence showing an improvement in patient outcomes. Generating this clinical evidence requires substantial time and investment and there is no guarantee of a desired outcome.
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

We expect to sell Omnipod DASH primarily through the pharmacy channel. As such, this may require new or amended agreements with our intermediaries and payors. The availability of Omnipod DASH may be limited or restricted if we are unable to secure the same level of reimbursement we currently have for the Omnipod.
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
The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Omnipod System competes with several existing insulin delivery devices as well as other methods for the treatment of diabetes. Medtronic MiniMed, a division of Medtronic, has been the market leader for many years and has the majority share of the conventional insulin pump market in the United States. Other suppliers we compete with include Tandem Diabetes Care, Inc. and Roche Holdings Ltd.
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
We also compete with MDI therapy, which is substantially less expensive than pump therapy. MDI therapy has been made more effective by the introduction of long-acting insulin analogs that can be used in combination with bolus devices. While we believe that pump therapy, in general, and the Omnipod System, in particular, have significant competitive and clinical advantages over traditional MDI therapy, improvements in the effectiveness of MDI therapy may result in fewer people with insulin-dependent diabetes converting from MDI therapy to pump therapy than we expect and may result in negative price pressure.
In addition to the established insulin pump competitors, several companies are working to develop and market new insulin “patch” pumps and other methods for the treatment of diabetes. These companies are at various stages of development and the number of such companies continuously change as they enter or exit the market on an ongoing basis.
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
If our efforts to maintain the privacy and security of our customer, patient, third-party payor, employee, supplier or Company information are not successful, we could incur substantial additional costs and become subject to litigation, enforcement actions and reputational damage.
Our business, like that of most medical device manufacturers, involves the receipt, storage and transmission of patient information and payment and reimbursement information, as well as confidential information about third-party payors, our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payor, employee, supplier or Company data, could result in additional significant costs, lost sales, fines, lawsuits and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
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
We have ongoing initiatives to develop products to improve the treatment of Type 1 diabetes and to treat patients with highly insulin resistant Type 2 diabetes. No assurances can be given that these or other development initiatives by us will be successful. The failure to successfully bring any of these products to market could have an adverse effect on our business and results of operations.
If our existing license agreement with Abbott, which allows us to incorporate a blood glucose meter into the Omnipod, is terminated or if Abbott's FreeStyle meter is less desirable to our current and potential customers, our business may be materially adversely impacted.
Our rights to incorporate the FreeStyle blood glucose meter into the Omnipod are governed by a development and license agreement with Abbott. This agreement provides us with a non-exclusive, fully paid, non-transferable and non-sublicensable license under patents and other relevant technical information relating to the FreeStyle blood glucose meter during the term of the agreement. As amended in December 2018, this agreement has been extended through January 2023. The agreement may be terminated prior to 2023 in the event of certain breaches by either party. Breach of the contract by us could lead to damages and result in a loss of the license. Such a loss in the near-term could require us to either remove the blood glucose meter from PDMs sold in the future, which could impair the functionality of the Omnipod, or attempt to incorporate an alternative blood glucose meter into the PDM, either of which would require significant development and regulatory activities that might not be completed in time to prevent an interruption in the availability of the Omnipod to our customers. These could result in a material adverse effect on our business, financial condition and results of operations.
The FreeStyle blood glucose meter in our PDM is only approved for use with FreeStyle test strips in the United States. Not all third party payors reimburse patients for the purchase and use of FreeStyle test strips to the same extent as they reimburse patients for other brands of test strips. The absence or reduction in such reimbursement or availability of the test strips may make the Omnipod less desirable to our current and potential customers.
In the future, we may need additional agreements or licenses to intellectual property or other rights in order to sell our current product or commercialize new products. If we cannot obtain these agreements, licenses, or other rights, we may not be able to sell, develop or commercialize these products. Our rights to use technologies licensed to us by third parties are not entirely within our control, and we may not be able to continue selling the Omnipod or sell future products without these rights.
Our non-insulin drug delivery product line faces challenges which, if not met, may impair its future success.
Our non-insulin drug delivery product line involves the development, manufacturing and sale of a modified Omnipod System for delivery of a specific drug other than insulin. The majority of our commercialized drug delivery revenue consists of sales of a customized version of our product for use in Amgen's Neulasta Onpro kit. The marketing and sales initiatives driving this product line differ markedly from those on which we rely for our sales of Omnipod Systems to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to patients and clinicians. We expect that the future results of our non-insulin drug delivery product line will face several challenges, including:

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
If we are unsuccessful in overcoming one or more of these challenges, or if our agreement with Amgen is terminated, our financial results could be materially and adversely impacted.
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
Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. In the 510(k) clearance process, the FDA must determine that a proposed device is "substantially equivalent" to a device legally on the market, known as a "predicate" device, with respect to intended use, technology and safety and effectiveness, in order to clear the proposed device for marketing. Clinical data is sometimes required to support substantial equivalence. In December 2012 we received 501(k) clearance for our Omnipod. We have since obtained clearance for modified versions of this device, including Omnipod DASH. We may be required to obtain a new 510(k) clearance or pre-market approval for significant further post-market modifications to the Omnipod System. Obtaining 510(k) clearance or pre-market approval for medical devices can be expensive and lengthy, and entail significant user fees, unless an exemption is available. The FDA’s process for obtaining 510(k) clearance usually takes three to twelve months, but it can last longer. In the PMA approval process, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including but not limited to, technical, pre-clinical, clinical trial, manufacturing and labeling data. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA. Modifications to products that are approved through a PMA application generally need FDA approval. Some of our future products may require PMA approval. In addition, the FDA may demand that we obtain a PMA prior to marketing future changes of our existing Omnipod System. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, the Omnipod System in a timely fashion or at all. Delays in obtaining future clearances could adversely affect our ability to introduce new or enhanced products in a timely manner which in turn could harm our revenue and future profitability.

We also are subject to numerous post-marketing regulatory requirements, which include quality system regulations related to the manufacturing of our devices, labeling regulations and medical device reporting regulations. The last of these regulations requires us to report to the FDA if our devices cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury if the malfunction recurred. If we fail to comply with present or future regulatory requirements that are applicable to us, we may be subject to enforcement action by the FDA, which may include any of the following sanctions:

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
In addition, the FDA may change its clearance and approval policies, adopt additional regulations or revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. For example, as part of the 21st Century Act passed in 2016 and subsequently, the FDA Reauthorization Act of 2017, Congress enacted several reforms that further affect medical device regulation both pre- and post-approval. While those changes are still being implemented by FDA, this serves as an example of the rapidly changing regulatory environment in which we operate. In addition, regulatory requirements may change in the future in a way that adversely affects us. For instance, the FDA is in the process of reviewing the 510(k) approval process and criteria and has announced initiatives to improve the current pre-market and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. As part of this effort, the FDA is reviewing the adverse event reporting and recall processes for insulin pumps. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market and distribute existing products.
The Omnipod is also sold in a number of European countries, Canada and Israel. As a result, we are required to comply with additional foreign regulatory requirements. For example, in April 2009, we first received CE Mark approval for the Omnipod and in November 2017 we received CE Mark approval for Omnipod DASH. The CE Mark gives us authorization to distribute the Omnipod and Omnipod DASH throughout the European Union and in other countries that recognize the CE Mark. Additionally, in September 2009, we first received Health Canada approval to distribute the Omnipod throughout Canada. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications.
There is no guarantee that the FDA will grant 510(k) clearance or PMA approval of our future products, and failure to obtain necessary clearances or approvals for our future products would adversely affect our ability to grow our business.
Some of our new or modified products will require FDA clearance of a 510(k) or FDA approval of a PMA. The FDA may not clear or approve these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products. Even early stage review may result in issues. For example, the FDA has issued guidance documents intended to explain the procedures and criteria the FDA will use in assessing whether a 510(k) and PMA submissions meets a minimum threshold of acceptability and should be accepted for substantive review. Under the “Refuse to Accept” guidance, the FDA conducts an early review against specific acceptance criteria to inform 510(k) and PMA submitters if the submission is administratively complete, or if not, to identify the missing element(s). Submitters are given the opportunity to provide the FDA with the identified information. If the information is not provided within a defined time, the submission will not be accepted for FDA review. Significant delays in receiving clearance or approval, or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

If we, our contract manufacturer or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our product sales and operating results could suffer.
We, our contract manufacturer and our component suppliers are required to comply with the FDA’s quality system regulations ("QSR"), which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure you that our facilities or our contract manufacturer or component suppliers’ facilities would pass any future quality system inspection. If our or any of our contract manufacturer or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our labeling operations or the manufacturing operations of our contract manufacturer, or a recall of our devices.
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
If we were found to be noncompliant with state DME licensure rules, we could lose our licensure in that state, which could prohibit us from selling our current or future products directly to patients in that state.
Several states require that DME providers be licensed in order to sell products to patients in that state. Certain of these states require, among other things, that DME providers maintain an in-state location. Although we believe we are in compliance with all applicable state regulations regarding licensure requirements, if we were found to be noncompliant, we could lose our licensure in that state, which could prohibit us from selling our current or future products directly to patients in that state.
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
Our relationships with customers and third-party payers are subject to broadly applicable fraud and abuse and other health care laws and regulations that may constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain patient and product support programs, we may have with hospitals, physicians, patients or other potential purchasers of medical devices. These laws include, among others, the federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, other federal health care false statement and fraud statutes, the Open Payments program, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in greater detail in the section above entitled “Government Regulation”.
We conduct various marketing and product training activities that involve making payments to healthcare providers and entities. While we believe and make every effort to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex and our activities may be found not to be compliant with one of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages, and exclusion from participation in federal health care programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the OIG, CMS, and the Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements.
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
In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products less useful to our customers, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the General Data Protection Regulation ("GDPR") is a comprehensive update to the data protection regime in the European Economic Area that is effective in fiscal 2018. The GDPR imposes new requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties for noncompliance with the GDPR, and amounts could be significant.
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
Our ability to grow our revenue depends in part on our retaining a high percentage of our customers.
A key to driving our revenue growth is the retention of a high percentage of our customers. We have developed retention programs aimed at both healthcare professionals and patients, which include appeals assistance, ongoing patient communications, newsletters, support, training and an automatic re-order program for certain patients. We have had a satisfactory customer retention rate; however, we cannot assure you that we will maintain this retention rate in the future. Current uncertainty in global economic conditions, competition, higher levels of unemployment, changes in insurance reimbursement levels and negative financial news may negatively affect product demand. If demand for our products fluctuates as a result of economic conditions or otherwise, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers could negatively impact our revenue growth and may have a material adverse effect on our business, financial condition and results of operations.
Under our distribution model, we depend on a small number of customers, including distributors, for a large portion of our business, and changes in orders from such customers could have a significant impact on our operating results. If a major customer, either in our insulin or non-insulin drug delivery businesses significantly reduces the amount of business it does with us, there could be an adverse impact on our operating results.
Revenue for customers comprising more than 10% of total revenue were as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Amgen, Inc.	12%	15%	17%
Ypsomed Distribution AG and affiliates	*	22%	16%
Cardinal Health Inc. and affiliates	12%	11%	10%
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
Our Omnipod System inventory is produced in a limited number of locations and we maintain our Omnipod System inventory in a limited number of locations globally.
Until our U.S. manufacturing facility is fully operational, all of our manufacturing of complete Omnipod Systems will be conducted at a single location on manufacturing lines owned by us at a facility located in China, operated by a subsidiary of Flex. We take precautions to ensure that Flex safeguards our assets, including insurance and health and safety protocols. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our manufacturing equipment, or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

In addition, substantially all of our domestic Omnipod System inventory is held at a single location in Massachusetts. Additionally, our European Omnipod System inventory is maintained by a third-party logisitcs entity primarily in a single location in the Netherlands. We take precautions to safeguard our facility, including insurance, health and safety protocols and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our inventory, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility or our other property may have a material adverse effect on our business, financial condition and results of operations.
If we do not effectively manage the start-up and commissioning of our new manufacturing facility in the U.S., our results of operations may be adversely affected.
To lower our manufacturing costs, increase supply redundancy and add capacity to support growth, we are completing the construction of a highly-automated manufacturing facility in Acton, Massachusetts. As we commence operation of this facility for the production of our product, we could experience quality issues and unexpected operational delays that will decrease our gross margins and cause a shortage of product supply.
Our success will depend on our ability to attract and retain personnel.
Over the last several years, we have made significant changes to our senior management team and to many other positions throughout the Company. We believe we will benefit substantially from the leadership and performance of these new and promoted employees. As such, our success will depend on our ability to retain our employees, both domestically and abroad, and to attract and retain additional qualified personnel in the future. In addition, it is important to the success of the Company that the transition of new and promoted employees and executives be largely seamless. Competition for senior management personnel, and other highly skilled personnel is intense and there can be no assurances that we will be able to retain our personnel. The loss of the services of members of our senior management, and other highly skilled personnel could prevent or delay the implementation and completion of our objectives, or divert management’s attention to seeking qualified replacements.
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
We need to expand our distribution network to maintain and grow our business and revenue. If we fail to expand and maintain an effective sales force or successfully develop our relationships with intermediaries, our business, prospects and brand may be materially and adversely affected.
We currently promote, market and sell the majority of the Omnipod System through our own direct sales force. However, we also utilize domestic and international intermediaries to distribute our product to end-users. We cannot assure you that we will be able to successfully develop our relationships with third-party intermediaries. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Intermediaries that are in the business of selling other medical products may not devote a sufficient level of resources and the support required to generate awareness of our products and grow or maintain product sales. If our intermediaries are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products.
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

The price of our common stock may be volatile.
The market price of our common stock is affected by a number of factors, including:

•	failure to maintain and increase production capacity and reduce per unit production costs;

•	changes in the availability of third-party reimbursement in the United States or other countries;

•	volume and timing of orders for the our products;

•	developments in administrative proceedings or litigation related to intellectual property rights;

•	issuance of patents to us or our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	the announcement of technological or medical innovations in the treatment or diagnosis of diabetes;

•	changes in governmental regulations or in the status of our regulatory approvals or applications;

•	developments in our industry;

•	publication of clinical studies relating to our products or a competitor’s product;

•	quarterly variations in our or our competitors’ results of operations;

•	changes in earnings estimates or recommendations by securities analysts; and

•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
In December 2018, we substantially completed the construction of our 195,000 square foot U.S. manufacturing and office facility in Acton, Massachusetts. The property serves as our global headquarters. We also lease a total of approximately 149,000 square feet of office, research and development and warehousing space and other related facilities primarily in the U.S., Europe and Canada.

Item 3. Legal Proceedings
The information required by this Item is provided under "Legal Proceedings" in Note 14 to the consolidated financial statements included under Item 8 of this Form 10-K, and is incorporated herein by reference.

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

	High	Low
Fiscal Year 2017
First Quarter	$47.22	$36.98
Second Quarter	$51.31	$39.10
Third Quarter	$59.46	$49.49
Fourth Quarter	$71.80	$55.67
Fiscal Year 2018
First Quarter	$87.20	$68.49
Second Quarter	$101.93	$83.27
Third Quarter	$108.13	$81.43
Fourth Quarter	$105.19	$73.27
As of February 20, 2019, there were approximately 8 registered holders of record of our common stock. The number of beneficial stockholders of our shares is greater than the number of stockholders of record.
Performance Graph
The chart set forth below shows the value of an investment of $100 on December 31, 2013 in each of Insulet Corporation common stock, the NASDAQ Composite Index, and the NASDAQ Health Care Index. All values assume reinvestment of the pre-tax value of dividends paid by companies included in these indices and are calculated as of December 31, 2018. The historical stock price performance of our common stock shown in the performance graph below is not necessarily indicative of future stock price performance.

	2013	2014	2015	2016	2017	2018
Insulet Corporation	$100	$124	$102	$102	$186	$214
NASDAQ Composite	100	115	123	133	172	166
NASDAQ Health Care	100	129	135	111	133	126

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
Securities Authorized For Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	2,398,286	$40.38	4,439,383
Equity compensation plans not approved by security holders(2)	679,338	$34.87	—
Total	3,077,624	$39.16	4,439,383

(1) Includes our Amended and Restated 2017 and 2007 Stock Option and Incentive Plans. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2018, 752,207 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $40.38. For more information relating to our equity compensation plans, see Note 15 to our consolidated financial statements.
(2) Consists of the following inducement grants made to certain executive officers upon their initial hire by us:

•	one inducement grant of 499,468 shares of non-qualified stock option awards made to Patrick J. Sullivan upon being hired by us in September 2014;

•	one inducement grant of 79,936 non-qualified stock options made to Shacey Petrovic upon being hired by us in February 2015;

•	one inducement grant of 58,852 non-qualified stock options made to Michael Levitz upon being hired by us in May 2015;

•	one inducement grant of 29,581 non-qualified stock options made to David Colleran (1,849 of which have been exercised as of December 31, 2018) upon being hired by us in June 2015; and

•	one inducement grant of 30,511 non-qualified stock options made to Michael Spears (17,161 of which have been exercised as of December 31, 2018) upon being hired by us in July 2015.
These non-qualified stock option awards were granted outside of our Amended and Restated 2007 Stock Option and Incentive Plan in compliance with Nasdaq Listing Rule 5635.
Issuer Repurchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2018, nor issue any securities that were not registered under Securities Act.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data

	Years Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:
Revenue	$563,823	$463,768	$366,989	$263,893	$231,321
Cost of revenue	193,655	186,599	155,903	130,622	104,195
Gross profit	370,168	277,169	211,086	133,271	127,126
Total operating expenses	342,745	284,556	221,790	182,007	136,000
Operating income (loss)	27,423	(7,387)	(10,704)	(48,736)	(8,874)
Interest expense and other, net	(22,197)	(19,187)	(16,114)	(12,654)	(39,006)
Net income (loss) from continuing operations	3,292	(26,831)	(27,210)	(61,602)	(47,940)
Loss from discontinued operations, net of tax	—	—	(1,669)	(11,918)	(3,560)
Net income (loss)	$3,292	$(26,831)	$(28,879)	$(73,520)	$(51,500)
Net income (loss) from continuing operations per share:
Basic	$0.06	$(0.46)	$(0.48)	$(1.08)	$(0.86)
Diluted	$0.05	$(0.46)	$(0.48)	$(1.08)	$(0.86)
Net loss from discontinued operations per share	—	—	(0.03)	(0.21)	(0.06)
Weighted-average number of shares used in calculating net income (loss) per share
Basic	58,859,574	58,003,434	57,251,377	56,785,646	55,628,542
Diluted	61,008,024	58,003,434	57,251,377	56,785,646	55,628,542
	As of December 31,
(In thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheets Data:
Cash and cash equivalents	$113,906	$272,577	$137,174	$122,672	$151,193
Short-term investments	$175,040	$167,479	$161,396	$—	$—
Working capital	$345,629	$451,146	$314,263	$125,605	$163,900
Long-term investments	$140,784	$125,549	$—	$—	$—
Total assets	$928,744	$816,744	$456,647	$275,126	$297,182
Current portion of long-term debt and capital lease obligations	$—	$—	$269	$5,519	$3,380
Long-term debt and capital lease obligations	$591,978	$566,173	$332,768	$171,967	$166,283
Other long-term liabilities	$9,010	$6,030	$5,032	$3,952	$2,774
Total stockholders’ equity	$212,099	$158,516	$63,150	$34,051	$83,829

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Executive Level Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: MDI therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. We estimate that approximately one-third of the Type 1 diabetes population in the United States and less than one fifth of the Type 1 diabetes population outside of the United States use insulin pump therapy. An even smaller portion of the Type 2 diabetes population in the United States who are insulin-dependent use insulin pump therapy. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device which is worn on the body for approximately three days at a time and its wireless companion, the handheld PDM. The Omnipod System, which features two discreet, easy-to-use devices, communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We began commercial sale of the Omnipod in the United States in 2005. We sell the Omnipod through direct sales to customers or through our distribution partners. The Omnipod is currently available in multiple countries in Europe, as well as Canada and Israel. On July 1, 2018 we assumed all commercial activities (including, among other things, distribution, sales, marketing, training and support) for our Omnipod System across Europe following the expiration of our prior distribution agreement with our former European Distributor on June 30, 2018.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. The majority of our drug delivery revenue currently consists of sales of pods used in Amgen's Neulasta Onpro kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.
We have substantially completed the construction of a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in the first half of 2019. The facility also serves as our global headquarters. We expect that, following start up related activities, the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth. From the purchase of this facility in late 2016 through December 31, 2018, capital expenditures for the construction of the Acton facility and related equipment purchases have been approximately $193 million. In 2019, we expect to invest additional capital in this facility to support our growth funded by our existing cash and investments.
In January 2018, we announced that the Centers for Medicare & Medicaid Services ("CMS") has issued guidance clarifying that Medicare Part D Plan Sponsors may provide coverage for products such as the Omnipod System under the Medicare Part D (prescription drug) program. We have been securing coverage with Medicare Part D carriers to ensure beneficiaries living with diabetes have access to the Omnipod System. Securing Medicare Part D coverage also provides us with a direct pathway to increased Medicaid coverage at the state level, as many state-run Medicaid programs follow CMS prescription drug guidance to determine coverage. This allows access for lower-income individuals and families on Medicaid for whom Omnipod currently is not a covered option. In April 2018, we also significantly increased our market access when we secured in-network coverage of Omnipod with United Healthcare, the largest commercial payer in the United States.
In June 2018, the FDA provided clearance for the commercial distribution of our DASH TM System, which is our next-generation digital mobile Omnipod platform, featuring a secured Bluetooth enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. We commenced a U.S. limited commercial release of Omnipod DASH TM in the third quarter of 2018 prior to a U.S. full market launch in the first half of 2019.
2018 Revenue Results:

•	Total revenue of $563.8 million

◦	U.S. Omnipod revenue of $323.5 million, a 19% increase year over year

◦	International Omnipod revenue of $172.0 million, a 43% increase year over year

◦	Drug Delivery revenue of $68.3 million, a 5% decrease year over year
Our long-term financial objective is to sustain profitable growth. We expect our efforts in 2019 to focus primarily on commissioning our U.S. manufacturing facility, commencing a U.S. full market release of Omnipod DASH, continuing our product development efforts, and continuing to work with Medicare, Medicaid and commercial payors and intermediaries to expand access. Achieving these objectives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

Components of Financial Operations
Revenue.  We derive the majority of our revenue from global sales of the Omnipod System. We also sell devices based on the Omnipod System technology to global pharmaceutical and biotechnology companies for the delivery of their drugs across therapeutic areas.
Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty, inventory scrap and excess and obsolescence adjustments, and overhead costs such as freight-in and depreciation and the cost of products we acquire from third party suppliers.
Research and development. Research and development expenses consist primarily of personnel costs, license fees and outside service expenses within our product development, regulatory and clinical functions and well as innovations related to our global supply chain and manufacturing process. Research and development expenses also include engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility. We generally expense research and development costs as incurred.
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

Results of Operations
This section discusses our consolidated results of operations for 2018 compared to 2017, as well as 2017 compared to 2016, and should be read in conjunction with the consolidated financial statements and accompanying notes included under Item 8 of this Form 10-K.
TABLE 1: RESULTS OF OPERATIONS

	Years Ended December 31,				Years Ended December 31,
			Change				Change
(In Thousands)	2018	2017	$	%	2017	2016	$	%
Revenue
U.S. Omnipod	$323,528	$271,597	$51,931	19%	$271,597	$229,785	$41,812	18%
International Omnipod	172,020	119,953	52,067	43%	119,953	71,889	48,064	67%
Drug Delivery	68,275	72,218	(3,943)	(5)%	72,218	65,315	6,903	11%
Total Revenue	563,823	463,768	100,055	22%	463,768	366,989	96,779	26%
Cost of revenue	193,655	186,599	7,056	4%	186,599	155,903	30,696	20%
Gross profit	370,168	277,169	92,999	34%	277,169	211,086	66,083	31%
Gross margin	65.7%	59.8%			59.8%	57.5%
Operating expenses:
Research and development	88,606	74,452	14,154	19%	74,452	55,710	18,742	34%
Sales and marketing	142,321	121,617	20,704	17%	121,617	94,483	27,134	29%
General and administrative	111,818	88,487	23,331	26%	88,487	71,597	16,890	24%
Total operating expenses	342,745	284,556	58,189	20%	284,556	221,790	62,766	28%
Operating income (loss)	27,423	(7,387)	34,810	471%	(7,387)	(10,704)	3,317	31%
Interest expense and other, net	(22,197)	(19,187)	(3,010)	16%	(19,187)	(16,114)	(3,073)	19%
Income (loss) from continuing operations before income taxes	5,226	(26,574)	31,800	120%	(26,574)	(26,818)	(244)	(1)%
Income tax expense	1,934	257	1,677	653%	257	392	(135)	(34)%
Net income (loss) from continuing operations	3,292	(26,831)	33,477	125%	(26,831)	(27,210)	(379)	(1)%
Loss from discontinued operations, net of tax	—	—	—		—	(1,669)	1,669
Net income (loss)	$3,292	$(26,831)	$30,123	112%	$(26,831)	$(28,879)	$2,048	7%

Comparison of the Years Ended December 31, 2018 and December 31, 2017
Revenue
Our total revenue increased to $563.8 million, up $100.1 million, or 22%, in 2018 compared to 2017, primarily due to continued growth in our International and U.S. Omnipod revenue. Our International Omnipod revenue increased to $172.0 million, up $52.1 million, or 43%, primarily due to both higher volumes and pricing as a result of our commencement of direct sales of our Omnipod System across Europe following the expiration of our prior distribution agreement with our former European Distributor on June 30, 2018. Our U.S. Omnipod revenue increased to $323.5 million, up $51.9 million, or 19%, as we continue to expand access to and awareness of the Omnipod System. Our drug delivery revenue declined to $68.3 million, down $3.9 million, or 5%, primarily reflecting a lower number of shipments during the year, partially offset by the favorable impact of adoption of new accounting rules that require a portion of our drug delivery revenue to be recognized as the product is produced rather than at time of shipment (as further described in Note 2 to the consolidated financial statements).
For 2019, we expect strong revenue growth driven by continued Omnipod expansion globally, partially offset by lower drug delivery revenue. Internationally, we expect higher revenues primarily due to increasing sales and the full year effect of more favorable pricing as a result of our mid-2018 transition to direct commercial operations in Europe. In the U.S., we expect higher revenues primarily due to increasing sales as a result of expanded payor coverage and greater awareness and availability for the Omnipod.
Cost of Revenue
Cost of revenue increased to $193.7 million, up $7.1 million, or 4%, in 2018 compared to 2017, primarily due to an increase in sales volumes, partially offset by improvements in supply chain operations in 2018.

Gross Margin
Gross margin increased to 65.7%, up approximately 590 basis points, in 2018 compared to 2017. The increase in gross margin was due primarily to (i) favorable pricing following expiration of our former distributor agreement in Europe and (ii) lower product cost as a result of continued improvements in manufacturing and supply chain operations. For 2019, we expect full-year gross margins to be relatively consistent with 2018, as the benefits of continued improvements in manufacturing and supply chain operations and the full year effect of our mid-2018 assumption of direct commercial operations in Europe is expected to be offset by start-up costs and inefficiencies as we ramp up our new U.S. manufacturing operations.
Research and Development
Research and development expenses increased to $88.6 million, up $14.2 million, or 19%, in 2018 as compared to 2017. The increase in research and development expenses was primarily due to an increase in expenses related to our development projects, including Omnipod DASH, and our Omnipod Horizon automated insulin delivery system. Research and development expenses also increased due to engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility, with planned production beginning in the first half of 2019. For 2019, we expect overall research and development spending to increase as compared to 2018 primarily due to the development efforts on our ongoing projects.
Sales and Marketing
Sales and marketing expenses increased to $142.3 million, up $20.7 million, or 17%, in 2018 as compared to 2017. The increase in sales and marketing expenses was primarily due to investments to support our assumption in mid-2018 of direct commercial operations in Europe as well as the expansion of our U.S. sales force and customer support personnel. These increases were partially offset by the capitalization of commission costs related to new customer contracts (as further described in Note 8 to the consolidated financial statements). We expect sales and marketing expenses in 2019 to increase as compared to 2018 due to additional expansion of our U.S. sales force and customer support personnel to support our continued growth and the full year effect of our mid-2018 assumption of direct commercial operations in Europe.
General and Administrative
General and administrative expenses increased to $111.8 million, up $23.3 million, or 26% in 2018 as compared to 2017. General and administrative expenses in the current year include $12.6 million of severance-related charges associated with the retirement of our former CEO, of which $8.2 million related to stock-based compensation for the acceleration of share-based awards and the remainder represented cash severance benefits. General and administrative expenses also increased due to our commencement of direct commercial operations in Europe. For 2019, we expect overall general and administrative expenses to increase as compared to 2018 as we continue to grow the business and make investments in our operating structure to support continued growth as well as the full-year effect of our establishment of direct commercial operations in Europe in 2018.
Interest Expense and Other, Net
Interest expense and other, net, increased to $22.2 million, up $3.0 million, or 16%, for 2018, compared to 2017. Interest expense and other, net, includes $9.8 million of cash interest expense and $29.3 million of non-cash interest expense associated with our convertible debt, partially offset by $10.2 million of interest capitalized as part of the cost of our U.S. manufacturing facility and by $6.7 million of interest income on our investment portfolio. The increase in interest expense and other, net, in the current period as compared to 2017 was primarily due to the full year effect of interest expense associated with our 1.375% Notes, which were issued in November 2017, partially offset by an increase in capitalized interest expense and higher interest income on our investment portfolio in the current period. We expect that our interest expense and other, net, will be relatively consistent in 2019 compared to the prior year.
Income Tax Expense
Income tax expense increased to $1.9 million, up $1.7 million for 2018 compared to 2017. The increase in income tax expense was primarily due to growth in our international operations where we do not have net operating loss carryforwards. For more information on our income tax expense, please refer to Note 17 to the consolidated financial statements.

Comparison of the Years Ended December 31, 2017 and December 31, 2016
Revenue
Our total revenue increased to $463.8 million, up $96.8 million, or 26% in 2017 as compared to 2016, due to strong growth in our International Omnipod revenue and our U.S. Omnipod revenue. Our International Omnipod revenue increased to $120.0 million, up $48.1 million, or 67%, primarily due to growth in distributor sales from continued adoption in existing and newer markets within Europe. Our U.S. Omnipod revenue increased to $271.6 million, up $41.8 million, or 18%, as we continue to expand awareness of the Omnipod System. Our drug delivery revenue increased to $72.2 million, up $6.9 million, or 11%, due to growth in demand for our primary drug delivery device on greater market adoption of Amgen's Neulasta Onpro kit.

Cost of Revenue
Cost of revenue increased to $186.6 million, up $30.7 million, or 20%, in 2017 as compared to 2016, primarily due to an increase in sales volumes, partially offset by improvements in supply chain operations in 2017.
Gross Margin
Gross margin increased to 59.8%, up approximately 230 basis points, in 2017 as compared to 2016. The increase in gross margin was primarily due to improvements in supply chain operations, partially offset by the unfavorable mix impact of higher distributor sales in Europe.
Research and Development
Research and development expenses increased to $74.5 million, up $18.7 million, or 34%, in 2017 as compared to 2016. The increase was primarily due to an increase in expenses related to our development projects.
Sales and Marketing
Sales and marketing expenses increased to $121.6 million, up $27.1 million, or 29% in 2017 as compared to 2016. The increase was primarily due increased personnel-related expenses associated with the expansion of our customer support, market access and sales force personnel, investments to support our assumption of direct commercial support for Omnipod in Europe in mid-2018, and increased advertising expenses associated with direct to patient marketing activities.
General and Administrative
General and administrative expenses increased to $88.5 million, up $16.9 million, or 24% in 2017 as compared to 2016. The increase was primarily attributable to increased personnel-related costs and fees related to external consultants and professional service providers to support the growth in our business.
Interest Expense and Other, Net
Interest expense and other, net, increased to $19.2 million, up $3.1 million, or 19%, in 2017 as compared to 2016. The increase in interest expense and other, net, was primarily due to a net increase in our outstanding long-term debt, partially offset by lower losses on the extinguishment of debt in 2017. Non-cash interest expense increased $7.9 million and cash interest expense increased $1.8 million in 2017 as compared to 2016. These increases were partially offset by a $1.9 million reduction in losses on the extinguishment of debt in 2017, higher capitalization of interest, and higher interest income.
Income Tax Expense
Income tax expense was not material to our results of operations in the years 2017 or 2016 as we had generated net operating losses and have fully reserved our net operating loss carryforwards. For more information on our income tax expense, refer to Note 17 to the consolidated financial statements.

Liquidity and Capital Resources
As of December 31, 2018, we had $113.9 million in cash and cash equivalents and $315.8 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we have been constructing a highly-automated manufacturing facility in Acton, Massachusetts, which serves as our corporate headquarters. The facility was substantially complete in December 2018, with planned production out of the facility beginning in the first half of 2019. Our capital expenditures have increased above historic levels to fund the construction of this facility and related equipment purchases. As of December 31, 2018, cumulative investments related to the Acton facility were approximately $193 million. While we expect to continue to invest in this facility in 2019 to support our growth, we expect capital expenditures to be substantially lower in 2019 than in 2018.
In connection with our assumption on July 1, 2018 of all commercial activities of our Omnipod System across Europe following the expiration of our distribution agreement with our European Distributor on June 30, 2018, we are required to pay to the former European Distributor a per-unit fee for Omnipod sales by us between July 1, 2018 and June 30, 2019 to certain customers of the former European Distributor. We are recognizing a liability and an associated intangible asset for this fee as qualifying sales occur. The actual total fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the distribution agreement, and the methodology applicable for determining this number under the agreement is subject to an active arbitration proceeding between the parties in Switzerland. We estimate that the final aggregate fee for the applicable twelve-month period could be in the range of approximately $10 million to $55 million.

Convertible Senior Notes
To finance our operations and global expansion, we have periodically issued and sold Convertible Senior Notes, which are convertible into our common stock. As of December 31, 2018, the following Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in thousands)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
September 2016	1.250%	344,992	September 15, 2021	17.1332	$58.37
November 2017	1.375%	402,500	November 15, 2024	10.7315	$93.18
Total		$747,492
We called our 2% Notes in March 2018 and settled the outstanding notes in May 2018. Additional information regarding our debt issuances is provided in Note 13 to the consolidated financial statements included under Item 8 of this Form 10-K.

Summary of Cash Flows	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash provided by (used in):
Operating activities	$35,899	$41,207	$15,911
Investing activities	(184,504)	(210,797)	(178,010)
Financing activities	(8,665)	304,547	176,567
Effect of exchange rate changes on cash	(1,401)	446	34
Net (decrease) increase in cash and cash equivalents	$(158,671)	$135,403	$14,502
Included in our summary of cash flows for the years ended December 31, 2016 are the results of our discontinued operations. Additional information regarding our discontinued operations is provided in Note 19 to the consolidated financial statements included under Item 8 of this Form 10-K.
Operating Activities
Our net cash provided by operating activities for the year ended December 31, 2018 was $35.9 million compared to net cash provided by operating activities of $41.2 million in 2017, a decrease of $5.3 million year over year. The decrease in cash provided by operating activities in the current year is primarily due to investments in working capital, including increases in inventory levels to ensure we can meet the growing global demand for our products and in anticipation of the start-up of our U.S. manufacturing facility in the first half of 2019. These increases in working capital were partially offset by increases in our operating income due to growth in our business.
Our net cash provided by operating activities was $41.2 million for the year ended December 31, 2017 compared to net cash provided by operating activities of $15.9 million in the same period in 2016. The increase was primarily due to a decline in working capital in 2017 as compared to increases in working capital in 2016 primarily associated with inventory.
Investing Activities
Net cash used in investing activities for the year ended December 31, 2018 was $184.5 million compared to $210.8 million in 2017, a decrease of $26.3 million. The decrease in investing activities in the current year is primarily due to lower net purchases of marketable securities, partially offset by an increase in capital expenditures in the current period, which were $162.4 million in 2018 compared to $77.2 million in 2017, primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts.
Net cash used in investing activities in 2017 increased $32.8 million as compared to 2016 due to higher capital expenditures, partially offset by fewer net investments in marketable securities.
Financing Activities
Net cash used in financing activities for the year ended December 31, 2018 was $8.7 million compared to cash provided by financing activities of $304.5 million in 2017, a decrease of $313.2 million. The decrease was primarily attributable to net proceeds in 2017 from the issuance of our 1.375% Notes, offset by repayments to retire previously outstanding debt. No such financing took place in 2018.
Net cash provided by financing activities in the year ended December 31, 2017 was $304.5 million compared to $176.6 million in net cash provided by financing activities in 2016, an increase of $127.9 million. The increase was primarily attributable to net proceeds of $391.6 million from the issuance of our 1.375% Notes in 2017 as compared to net proceeds of $333.7 million from the issuance in 2016 of our 1.25% Notes, and lower repayments to retire outstanding debt in the 2017 as compared to 2016.

Commitments and Contingencies
Our lease commitments related to facility operating leases are shown in the table below.
The following table summarizes our principal obligations as of December 31, 2018:

(In millions)
Contractual Obligations (3)	Total	2019	2020	2021	2022	2023	Later
Operating lease obligations	$12.5	$3.3	$2.9	$2.9	$2.6	$0.3	$0.5
Debt obligations: principal (1)	747.5	—	—	345.0	—	—	402.5
Debt obligations: cash interest (1)	44.0	9.8	9.8	8.6	5.5	5.5	4.8
Purchase obligations(2)	185.2	162.8	22.4	—	—	—	—
Total contractual obligations	$989.2	$175.9	$35.1	$356.5	$8.1	$5.8	$407.8

(1)	Debt obligations include principal and cash interest.

(2)
Our purchase obligations include commitments with certain of our suppliers, primarily for the purchase of Omnipod System components along with other commitments to purchase goods or services in the normal course of business. We make such commitments through a combination of purchase orders, supplier contracts, and open orders based on projected demand information. Purchase obligations also include approximately $80 million of commitments related to our Acton, Massachusetts manufacturing facility.

(3)
The contractual obligations table excludes fees that we are required to pay to our former European distributor following the expiration of our global distribution agreement on June 30, 2018. The actual amount of the fee is uncertain and is dependent on a number of factors.

Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 14 of the consolidated financial statements included under Item 8 of this Form 10-K.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance sheet financing arrangements.
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
As of December 31, 2018, we had outstanding debt related to our convertible senior notes recorded on our consolidated balance sheet of $592.0 million, net of unamortized discount and issuance costs totaling $155.5 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the debt, which is disclosed in Note 4 to the consolidated financial statements, is also impacted by changes on our stock price.
Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. A substantial portion of our operations are located in the United States, and the majority of our sales since inception have been made in United States dollars. During 2018, following the assumption of direct operations in Europe, our business became more exposed to foreign currency exchange rate fluctuations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro and the British Pound, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities. We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

Item 8. Financial Statements and Supplementary Data
Our financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Insulet Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 25, 2019 expressed an unqualified opinion.
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

Boston, Massachusetts
February 25, 2019

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
(In thousands, except share and per share data)
ASSETS
Current Assets
Cash and cash equivalents	$113,906	$272,577
Short-term investments	175,040	167,479
Accounts receivable, net	63,294	53,373
Unbilled receivable	13,378	—
Inventories	71,414	33,793
Prepaid expenses and other current assets	24,254	9,949
Total current assets	461,286	537,171
Long-term investments	140,784	125,549
Property and equipment, net	258,379	107,864
Other intangible assets, net	10,383	4,351
Goodwill	39,646	39,840
Other assets	18,266	1,969
Total assets	$928,744	$816,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$25,500	$24,413
Accrued expenses and other current liabilities	88,973	59,256
Deferred revenue	1,184	2,356
Total current liabilities	115,657	86,025
Long-term debt, net	591,978	566,173
Other long-term liabilities	9,010	6,030
Total liabilities	716,645	658,228
Commitments and contingencies (Note 14)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2018 and 2017. Issued and outstanding: zero shares at December 31, 2018 and 2017	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2018 and 2017. Issued and outstanding: 59,188,758 and 58,319,348 shares at December 31, 2018 and 2017, respectively	59	58
Additional paid-in capital	898,559	866,206
Accumulated other comprehensive loss	(2,905)	(493)
Accumulated deficit	(683,614)	(707,255)
Total stockholders’ equity	212,099	158,516
Total liabilities and stockholders’ equity	$928,744	$816,744

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016
Revenue	$563,823	$463,768	$366,989
Cost of revenue	193,655	186,599	155,903
Gross profit	370,168	277,169	211,086
Operating expenses:
Research and development	88,606	74,452	55,710
Sales and marketing	142,321	121,617	94,483
General and administrative	111,818	88,487	71,597
Total operating expenses	342,745	284,556	221,790
Operating income (loss)	27,423	(7,387)	(10,704)
Interest expense	28,902	21,211	14,388
Interest income and other, net	6,705	2,633	825
Loss on extinguishment of long-term debt	—	609	2,551
Interest and other income (expense), net	(22,197)	(19,187)	(16,114)
Income (loss) from continuing operations before income taxes	5,226	(26,574)	(26,818)
Income tax expense	1,934	257	392
Net income (loss) from continuing operations	3,292	(26,831)	(27,210)
Loss from discontinued operations, net of tax	—	—	(1,669)
Net income (loss)	$3,292	$(26,831)	$(28,879)

Net income (loss) from continuing operations per share:
Basic	$0.06	$(0.46)	$(0.48)
Diluted	$0.05	$(0.46)	$(0.48)
Net loss from discontinued operations per share basic and diluted	$—	$—	$(0.03)
Weighted-average number of shares used in calculating net income (loss) per share:
Basic	58,859,574	58,003,434	57,251,377
Diluted	61,008,024	58,003,434	57,251,377

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
(In thousands)	2018	2017	2016
Net income (loss)	$3,292	$(26,831)	$(28,879)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment, net of tax	(2,174)	565	135
Unrealized loss on available-for-sale securities, net of tax	(238)	(332)	(207)
Total other comprehensive (loss) income, net of tax	(2,412)	233	(72)
Total comprehensive income (loss)	$880	$(26,598)	$(28,951)

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance, December 31, 2015	56,954,830	$57	$686,193	$(651,545)	$(654)	$34,051
Exercise of options to purchase common stock	242,962	—	4,832			4,832
Issuance for employee stock purchase plan	30,949	—	802			802
Stock-based compensation expense			23,638			23,638
Restricted stock units vested, net of shares withheld for taxes	229,226	—	(2,866)			(2,866)
Allocation to equity for conversion feature on 1.25% Notes, net of issuance costs			64,509			64,509
Extinguishment of conversion feature on 2% Notes, net of issuance costs			(32,865)			(32,865)
Net loss				(28,879)		(28,879)
Other comprehensive loss					(72)	(72)
Balance, December 31, 2016	57,457,967	57	744,243	(680,424)	(726)	63,150
Exercise of options to purchase common stock	505,207	1	13,987			13,988
Issuance for employee stock purchase plan	59,134	—	1,817			1,817
Stock-based compensation expense			31,941			31,941
Restricted stock units vested, net of shares withheld for taxes	297,040	—	(4,054)			(4,054)
Allocation to equity for conversion feature on 1.375% Notes, net of issuance costs			117,458			117,458
Extinguishment of conversion feature on 2% Notes, net of issuance costs			(39,186)			(39,186)
Net loss				(26,831)		(26,831)
Other comprehensive income					233	233
Balance, December 31, 2017	58,319,348	58	866,206	(707,255)	(493)	158,516
Exercise of options to purchase common stock, net of shares withheld and retired to satisfy cashless exercises	409,428	1	12,798			12,799
Issuance for employee stock purchase plan	46,343	—	3,029			3,029
Stock-based compensation expense			37,521			37,521
Restricted stock units vested, net of shares withheld for taxes	413,639	—	(17,785)			(17,785)
Extinguishment of conversion feature on 2% Notes, net of issuance costs			(3,210)			(3,210)
Adoption of ASC 606 (Note 2)				20,349		20,349
Net income				3,292		3,292
Other comprehensive loss					(2,412)	(2,412)
Balance, December 31, 2018	59,188,758	$59	$898,559	$(683,614)	$(2,905)	$212,099

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$3,292	$(26,831)	$(28,879)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	15,646	13,854	13,833
Non-cash interest expense	29,282	18,008	10,068
Stock-based compensation expense	37,521	31,941	23,617
Loss on extinguishment of long-term debt	—	609	2,551
Provision for bad debts	3,382	1,922	2,070
Impairments and other	(401)	89	6,234
Changes in operating assets and liabilities:
Accounts receivable	(22,879)	(26,322)	12,551
Inventories	(38,826)	1,689	(24,103)
Deferred revenue	(3,787)	1,061	(849)
Prepaid expenses and other assets	(11,601)	(3,328)	(2,621)
Accounts payable, accrued expenses and other current liabilities	21,187	27,313	639
Other long-term liabilities	3,083	1,202	800
Net cash provided by operating activities(1)	35,899	41,207	15,911
Cash flows from investing activities
Purchases of property, equipment and intangible assets (2)	(162,354)	(77,226)	(22,115)
Purchases of investments	(191,424)	(297,965)	(177,654)
Receipts from the maturity or sale of investments	169,274	164,394	16,045
Proceeds from divestiture of business, net	—	—	5,714
Net cash used in investing activities	(184,504)	(210,797)	(178,010)
Cash flows from financing activities
Principal payments of capital lease obligations	—	(269)	(5,518)
Proceeds from issuance of convertible notes, net of issuance costs	—	391,638	333,725
Repayment of convertible notes	(6,699)	(98,572)	(153,628)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	15,815	15,804	4,854
Payment of withholding taxes in connection with vesting of restricted stock units	(17,781)	(4,054)	(2,866)
Net cash (used in) provided by financing activities	(8,665)	304,547	176,567
Effect of exchange rate changes on cash	(1,401)	446	34
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,671)	135,403	14,502
Cash, cash equivalents and restricted cash, beginning of year (3)	272,577	137,174	122,672
Cash, cash equivalents and restricted cash, end of year (3)	$113,906	$272,577	$137,174
Supplemental disclosure of cash flow information
Cash paid for interest, net of amount capitalized	$—	$2,476	$3,687
Cash paid for taxes	$795	$462	$932
Non-cash investing and financing activities
Allocation to equity for conversion feature for issuance of 1.375% convertible notes	$—	$120,710	$—
Allocation to equity for conversion feature for issuance of 1.25% convertible notes	$—	$—	$66,689
Allocation to equity for conversion feature for the repurchase of 2% convertible notes	$—	$(39,186)	$(32,865)
(1) Includes activity related to discontinued operations for the year ended December 31, 2016. See Note 19 to the consolidated financial statements for discussion of discontinued operations.
(2) Cash outflows from purchases of property, equipment and intangible assets for the years ended December 31, 2018 and 2017 include $4.0 million and $2.0 million, respectively, of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2017 and 2016, respectively, and exclude $11.5 million and $4.0 million of purchases made during the year ended December 31, 2018 and 2017, respectively, that were included in accounts payable and accrued expenses as of December 31, 2018 and 2017, respectively.
(3) Cash and cash equivalents includes restricted cash amounts totaling $2.7 million, $0.5 million and $1.2 million as of December 31, 2018, 2017 and 2016, respectively. See Note 2 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of the Business
Insulet Corporation (the "Company") is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. The Company estimates that approximately one-third of the Type 1 diabetes population in the United States and less than one fifth of the Type 1 diabetes population outside the United States uses insulin pump therapy. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device, which is worn on the body for approximately three days at a time (the "Pod"), and its wireless companion, the handheld Personal Diabetes Manager ("PDM"). The Omnipod System, which features two discreet, easy-to-use devices, communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. The Company believes that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
Commercial sales of the Omnipod Insulin Management System ("Omnipod") began in the United States in 2005. The Company sells the Omnipod through direct sales to customers or through intermediaries. The Omnipod is also currently available in multiple countries in Europe, as well as in Canada and Israel. On July 1, 2018, the Company commenced direct commercial operations for the Omnipod in Europe following the expiration of its distribution agreement on June 30, 2018 with Ypsomed Distribution AG ("Ypsomed" or the "European Distributor"). In June 2018, the FDA cleared for commercial sale the Company's Omnipod DASHTM Insulin Management System ("Omnipod DASH" or "DASH"), which is its next-generation digital mobile Omnipod platform within the Omnipod System family, featuring secured Bluetooth wireless technology for connectivity between the Pod and the color touchscreen smartphone PDM. The Company commenced a limited commercial release of Omnipod DASH in 2018 prior to a planned full market launch in the U.S. in the first half of 2019.
In addition to using the Omnipod System for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of their drugs across other therapeutic areas. The majority of the Company's drug delivery revenue currently consists of sales of Amgen's Neulasta Onpro kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.
To lower manufacturing costs, increase supply redundancy, add capacity closer to the Company's largest customer base and support growth, the Company has been constructing a highly-automated manufacturing facility in Acton, Massachusetts, which serves as its corporate headquarters. The facility was substantially complete in December 2018, with planned production out of the facility beginning in the first half of 2019.
In February 2016, the Company sold its Neighborhood Diabetes business, through which the Company provided customers with blood glucose testing supplies, traditional insulin pumps, pump supplies and pharmaceuticals. Additional information regarding the disposition and treatment of the Neighborhood Diabetes business as discontinued operations is provided in Note 19 to these consolidated financial statements.

Note 2. Summary of Significant Accounting Policies
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. The most significant estimates used in these financial statements include the valuation of stock-based compensation expense; the fair value of intangible assets; the valuation of inventory; the valuation of variable transaction price in its contracts with customers, such as rights of return, discounts and rebates; the valuation of deferred revenue associated with undelivered performance obligations in contracts with customers; the calculation of gains and losses, if any, on the retirement or conversion of convertible debt; the estimated useful lives of property and equipment and intangible assets; the amount of internal use software development costs that qualify for capitalization; the fair value of liabilities associated with leased facilities; the valuation allowance related to deferred income taxes; the estimated amount, if any, of accrued contingent liabilities as well as warranty and doubtful accounts allowance reserve calculations. Actual results may differ from those estimates.

Principles of Consolidation and Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency Translation
For the foreign subsidiaries of the Company, assets and liabilities are translated at exchange rates as of the balance sheet date; income and expenses are translated using weighted average exchange rates for the reporting period. Resulting translation adjustments are reported in accumulated other comprehensive income (loss), a separate component of stockholders' equity. For the year ended December 31, 2018, net foreign currency realized and unrealized losses were approximately $1.0 million and were not material for the years 2017 and 2016.
Cash and Cash Equivalents
For the purpose of the financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents include money market mutual funds and U.S. government and agency bonds, which are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on outstanding letters of credit totaling $2.7 million as of December 31, 2018 and $0.5 million as of December 31, 2017.
Investments in Marketable Securities
Short-term and long-term investment securities consist of available-for-sale marketable securities and are carried at fair value with unrealized gains or losses included as a component of other comprehensive income (loss) in stockholders' equity. Investments with a stated maturity date of more than one year from the balance sheet date and that are not expected to be used in current operations, are classified as long-term investments. Short-term and long-term investments include U.S. government and agency bonds, corporate bonds, and certificates of deposit. The Company reviews investments for other-than-temporary impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is other than temporarily impaired, the loss is charged to earnings.
Fair Value Measurements
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may use one or all of the following approaches:

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

Property and Equipment and Intangible Assets
Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the respective assets. Intangible assets, such as internal use software or customer relationships acquired outside of a business combination, are recorded at cost and amortized over their expected period of benefit. Leasehold improvements are amortized over their useful life or the life of the lease, whichever is shorter. Maintenance and repair costs are expensed as incurred.

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
Segment Reporting
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker ("CODM") in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer is the CODM as the CEO is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations and assessments are performed by the CODM using consolidated financial information. Consolidated financial information is utilized by the CODM as the Company’s current product offering primarily consists of the Omnipod System and drug delivery devices based on the Omnipod platform. The Company’s products are relatively consistent and manufacturing is centralized and consistent across product offerings. Based on these factors, key operating decisions and resource allocations are made by the CODM using consolidated financial data and as such the Company has concluded that it operates as one segment.
Goodwill
The Company performs an assessment of its goodwill for impairment annually on October 1 or whenever events or changes in circumstances indicate there might be impairment. Goodwill is evaluated for impairment at the reporting unit level. The Company has concluded that it operates in one segment that contains one reporting unit. In reaching this conclusion, the Company considered how components of the business are managed, whether discrete financial information at the component level is reviewed on a regular basis by segment management and whether components may be aggregated based on economic similarity. In performing its annual goodwill test, the Company utilizes a two-step approach. The first step compares the carrying value of the reporting unit to its fair value. If the reporting unit’s carrying value exceeds its fair value, the Company would perform the second step and record an impairment loss to the extent that the carrying value of the reporting unit's goodwill exceeds its implied fair value.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income (loss) combines net income (loss) and other comprehensive items, which are reported as components of stockholders' equity, including foreign currency translation adjustments and unrealized gains and losses on available-for-sale marketable securities.

Changes in each element of accumulated other comprehensive income (loss), net of tax, were as follows:

(in thousands)	Foreign Currency Translation Adjustment	Unrealized losses on available-for-sale securities	Accumulated Other Comprehensive Items
Balance at December 31, 2017	$46	$(539)	$(493)
Other comprehensive income (loss)	(2,174)	(238)	(2,412)
Balance at December 31, 2018	$(2,128)	$(777)	$(2,905)

Revenue Recognition
The Company adopted Accounting Standards Codification 606 ("ASC 606") on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results in 2018 reflect the application of ASC 606 guidance while the reported results for 2017 and 2016 were prepared under the guidance of ASC 605, Revenue Recognition ("ASC 605"), which is also referred to as the "previous guidance". In accordance with the previous guidance, revenue was recognized when persuasive evidence of a sales arrangement existed, delivery of goods occurred through transfer of title and risk and rewards of ownership, the selling price was fixed or determinable and collectability was reasonably assured. In accordance with ASC 606, revenue is recognized when a customer obtains control of the promised products. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these products. To achieve this core principle, the Company applies the following five steps as outlined in ASC 606:

1) Identify the contract with a customer;
2) Identify the performance obligations in the contract;
3) Determine the transaction price;
4) Allocate the transaction price to performance obligations in the contract;
5) Recognize revenue when or as the Company satisfies a performance obligation.

The Company generates the majority of its revenue from sales of the Omnipod, which is sold in the U.S., Europe, Canada and Israel. The Omnipod is sold either directly to end-users or indirectly through intermediaries. Intermediaries generally include independent distributors who resell the Omnipod to end-users and wholesalers who sell the Company's product to end-users through the pharmacy channel.

•
Contracts with Customers. The Company's contracts with its direct customers generally consist of a physician order form, a patient information form and, if applicable, third-party insurance (payor) approval. Contracts with the Company's intermediaries are generally in the form of master service agreements against which firm purchase orders are issued. At the outset of the contract, the Company assesses the customer’s ability and intention to pay, which is based on a variety of factors including historical payment experience or, in the case of a new intermediary, published credit, credit references and other available financial information pertaining to the customer and, in the case of a new direct customer, an investigation of insurance eligibility.

•
Performance Obligations. The performance obligations in contracts for the delivery of the Omnipod to new end-users, either directly to end-users or through intermediaries, primarily consist of the PDM and the initial and subsequent quantity of Pods ordered. In the Company's judgment, these performance obligations are capable of being distinct and distinct in the context of the contract in that the customer can benefit from from each item in conjunction with other readily available resources and the transfer of the PDM and the Pods is separately identifiable in the contract with the customer.

•
Transaction Price. The price charged for the PDM and Pods is dependent on the Company's pricing as established with third party payors and intermediaries. The Company provides a right of return for sales of its Omnipod to new end-users. The Company also provides for certain rebates and discounts for sales of its product through intermediaries. These rights of return, discounts and rebates represent variable consideration and reduce the transaction price at the outset of the contract based on the Company's estimates, which are primarily based on the expected value method using historical and other data (such as product return trends or forecast sale volumes) related to actual product returns, discounts and rebates paid in each market in which the Omnipod is sold. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur; otherwise, the Company must reduce (constrain) the variable consideration. There were no constraints recorded to variable consideration and none of the Company's contracts contain a significant financing component.

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

•
Recognition of Revenue. The Company transfers the Omnipod at a point in time, which is determined based on when the customer gains control of the product. Generally, intermediaries in the U.S. obtain control upon shipment based on the contractual terms including right to payment and transfer of title and risk of loss. For sales directly to end-users and international intermediaries, control is generally transferred at the time of delivery based on customary business practices related to risk of ownership, including transfer of title and risk of loss.

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

The Company had deferred revenue of $2.1 million and $3.2 million as of December 31, 2018 and 2017, respectively. Deferred revenue included $0.9 million and $0.9 million classified in other long-term liabilities as of December 31, 2018 and 2017, respectively. Deferred revenue represents the value of performance obligations that are not yet delivered for which cash has been received or for which the Company has an unconditional right to invoice. The Company recognized $2.4 million of revenue during the year ended December 31, 2018 that was included in deferred revenue at the beginning of the period.
Collaborative Arrangements
The Company enters into collaborative arrangements for ongoing initiatives to develop products. Although the Company does not consider any individual alliance to be material, the following more notable alliance is described below.
Eli Lilly and Concentrated insulins: In May 2013, the Company entered into an agreement with Eli Lilly and Company (Eli Lilly) to develop a new version of the Omnipod System specifically designed to deliver Eli Lilly's Humulin® R U-500 insulin, a concentrated form of insulin used by people with highly insulin resistant Type 2 diabetes. In January 2016, the Company entered into a development agreement with Eli Lilly to develop a new version of the Omnipod System, specifically designed to deliver Eli Lilly's Humalog ® 200 insulin, a concentrated form of insulin used by higher insulin-requiring patients with diabetes that provides the same dose of insulin in half the volume of Eli Lilly's Humalog ® U-100 insulin. Under the terms of these arrangements, the parties share the responsibility of the permissible costs that are incurred. Any amounts incurred in excess of the permissible shared costs that are the responsibility of one party becomes due and payable by the other party. Consideration received and payments made by the Company under the terms of the arrangements are recorded within research and development expense.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $6.6 million, $5.0 million and $4.1 million in the years ended December 31, 2018, 2017 and 2016, respectively.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term and long-term investments in marketable securities and accounts receivable. The Company maintains the majority of its cash and short-term and long-term investments with a limited number of financial institutions. Accounts are partially insured up to various amounts mandated by the Federal Deposit Insurance Corporation or by the foreign country where the account is held.
The Company purchases Omnipod Systems from Flex Ltd., its single source supplier. As of December 31, 2018 and December 31, 2017, liabilities to this vendor represented approximately 10% and 20%, respectively, of the combined balance of accounts payable, accrued expenses and other current liabilities.
Revenue for customers comprising 10% or more of total revenue were as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Amgen, Inc.	12%	15%	17%
Ypsomed	*	22%	16%
Cardinal Health Inc. and affiliates	12%	11%	10%
* Customer represents less than 10% of revenue for the period.

Recently Adopted Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively referred to as ASC 606), which requires that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Under this method, the new guidance was applied to contracts that were not yet completed as of January 1, 2018 with the cumulative effect of initially applying the guidance recognized through accumulated deficit as of the date of initial application. For contracts that were modified before the effective date, the Company reflected the aggregate effect of all modifications when identifying performance obligations and allocating transaction price, which did not have a material effect on the adjustment to accumulated deficit.

The adoption of ASC 606 represents a change in accounting principle that primarily impacts how revenue is recognized for the Company's drug delivery product line and how the Company accounts for contract acquisition costs such as commissions. The following table shows the adjustments made to accounts on the consolidated balance sheet as of January 1, 2018 as a result of adopting the new guidance. The table also compares the reported consolidated balance sheet accounts as of December 31, 2018 that were impacted by the new guidance to pro forma balance sheet amounts had the previous guidance been in effect.

	As Reported under ASC 605	Adjustments	As Adjusted under ASC 606	As Reported under ASC 606	Adjustments	Pro forma under ASC 605
(in thousands)	12/31/2017	1/1/2018	1/1/2018	12/31/2018	12/31/2018	12/31/2018
Assets
Unbilled receivable (a)	$—	$5,119	$5,119	$13,378	$(13,378)	$—
Inventories	$33,793	$(753)	$33,040	$71,414	$1,777	$73,191
Prepaid expenses and other current assets (b)	$9,949	$5,568	$15,517	$24,254	$(7,277)	$16,977
Total current assets	$537,171	$9,934	$547,105	$461,286	$(18,878)	$442,408
Other assets (b)	$1,969	$13,326	$15,295	$18,266	$(15,988)	$2,278
Total assets	$816,744	$23,260	$840,004	$928,744	$(34,866)	$893,878
Liabilities and Stockholder's Equity
Deferred revenue (c)	$2,356	$2,625	$4,981	$1,184	$(779)	$405
Total current liabilities	$86,025	$2,625	$88,650	$115,657	$(779)	$114,878
Other long-term liabilities	$6,030	$271	$6,301	$9,010	$(271)	$8,739
Total liabilities	$658,228	$2,896	$661,124	$716,645	$(1,050)	$715,595
Accumulated deficit	$(707,255)	$20,349	$(686,906)	$(683,614)	$(33,800)	$(717,414)
Total stockholders' equity	$158,516	$20,364	$178,880	$212,099	$(33,816)	$178,283
Total liabilities and stockholders' equity	$816,744	$23,260	$840,004	$928,744	$(34,866)	$893,878
(a) Unbilled receivable reflects revenue for a portion of the Company's drug delivery product line as the product is produced. The unbilled receivable is reclassified to accounts receivable as the product is completed, shipped and billed to the customer.
(b) Prepaid expenses and other current and non-current assets include contract acquisition costs, such as commissions, related to the sale of the Omnipod. These costs are amortized over the estimated period of benefit.
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
The following summarizes the significant changes on the Company’s consolidated statement of operations for the year ended December 31, 2018 as a result of the adoption of ASC 606 on January 1, 2018 compared to if the Company had continued to recognize revenue under ASC 605:

	Year ended December 31, 2018
(in thousands, except per share amounts)	As reported under ASC 606	Adjustments	Pro forma under ASC 605
U.S. Omnipod	$323,528	$(59)	$323,469
International Omnipod (a)	172,020	(1,787)	170,233
Drug Delivery (b)	68,275	(8,259)	60,016
Revenue	$563,823	$(10,105)	$553,718
Cost of revenue	$193,655	$(1,024)	$192,631
Gross profit	$370,168	$(9,081)	$361,087
Sales and marketing (c)	$142,321	$4,370	$146,691
Total operating expenses	$342,745	$4,370	$347,115
Operating income	$27,423	$(13,451)	$13,972
Income (loss) before income taxes	$5,226	$(13,451)	$(8,225)
Net income (loss)	$3,292	$(13,451)	$(10,159)
Net income (loss) per share: basic	$0.06	$(0.23)	$(0.17)
Net income (loss) per share: diluted	$0.05	$(0.23)	$(0.18)

(a) International Omnipod revenue under ASC 606 includes the amortization of a material right associated with a volume-based pricing discount granted to the Company's European Distributor at the outset of the distribution contract in 2010. The deferred revenue was recognized as revenue through the completion of the distributor contract during the first half of 2018.
(b) ASC 606 accelerated the recognition of revenue and fulfillment costs related to certain drug delivery contracts for which recognition was previously recorded when the product was shipped to the customer and is recorded as the product is produced under ASC 606. During the year ended December 31, 2018, $8.3 million of revenue was recognized due to changes in quantity and stage of production of in-process inventory during the year.
(c) ASC 606 resulted in the amortization of capitalized commission costs that were recorded as part of the cumulative effect adjustment upon adoption and during the twelve months ended December 31, 2018. Amortization of these capitalized costs to selling and marketing expenses, net of commission costs that were capitalized during the year, reduced sales and marketing expenses during the period.

	Year Ended December 31, 2018
Statement of Cash Flows (in thousands)	As Reported under ASC 606	Adjustments	Pro Forma under ASC 605
Net income (loss)	$3,292	$(13,451)	$(10,159)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items	85,430	—	85,430
Changes in operating assets and liabilities:			—
Accounts receivable and unbilled receivable	(22,879)	8,259	(14,620)
Inventories	(38,826)	(1,024)	(39,850)
Prepaid expenses and other assets	(11,601)	4,370	(7,231)
Accounts payable, accrued expenses and other current liabilities	21,187	—	21,187
Deferred revenue	(3,787)	1,846	(1,941)
Other long-term liabilities	3,083	—	3,083
Net cash provided by operating activities	$35,899	$—	$35,899
The adoption of ASC 606 had no net impact on the Company’s cash used in operating, investing or financing activities.

Other Accounting Standards Adopted in 2018
Effective January 1, 2018, the Company adopted ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). ASU 2016-01 changed the GAAP model for the accounting of equity investments, whereby equity investments with readily determinable fair value are carried at fair value with changes reported in net income as opposed to other comprehensive income. The Company adopted ASU 2016-01 as of the required effective date of January 1, 2018. There was no impact on the consolidated financial statements upon the adoption of ASU 2016-01 as of the effective date or as of and for the year ended December 31, 2018.
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
Effective January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"). ASU 2016-16 requires that an entity recognized the income tax effects of an intra-entity transfer of an asset, other than inventory, when the transfer occurs as opposed to when the asset is sold to a third party. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.
Accounting Pronouncements Issued and Not Yet Adopted as of December 31, 2018
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) requires entities to recognize the assets and liabilities on their balance sheet for the rights and obligations created by most leases and to recognize expense on their income statements over the lease term. ASC 842 will also require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. The guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method, whereby the new guidance will be applied prospectively as of the date of adoption and prior periods will not be restated. While the Company continues to calculate all potential impacts of the standard, the Company expects to record right-of-use assets of approximately $7 million to $9 million, and associated lease obligations of approximately $9 million to $11 million, on its balance sheet primarily related to its leased office and warehousing space. The difference between the approximate value of the right-of-use assets and the approximate value of the lease obligations is attributable to deferred rent and a cease-use liability, as further described in Note 12, which will be reclassified against the right-of-use assets upon adoption of ASC 842. The Company expects to elect certain available practical expedients upon adoption of the new guidance, including practical expedients that provide that an entity need not reassess whether an existing contract contains a lease and allows entities to carry forward the classification of current operating and capital leases into the new operating and financing classifications. The Company will also exclude leases with an expected term of less than one year from the application of ASC 842. In determining the estimated value of the right-use assets and lease liabilities provided above, the Company considered the remaining contractual term of the lease as well as the likelihood that the lease will be renewed. The Company discounted the estimated lease liability using its incremental borrowing rate, which is based on its unsecured borrowing rate as observed in recent convertible note transactions, adjusted for the estimated impact of collateralization.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating "Step 2" from the goodwill impairment test, which requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge, and alternatively, requires an entity to measure the impairment of goodwill assigned to a reporting unit as the amount by which the carrying value of the assets and liabilities of the reporting unit, including goodwill, exceeds the reporting unit's fair value. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities. The Company does not expect the adoption of ASU 2017-04 to have an impact on its consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 updates the current hedge accounting guidance with the objective of improving the financial reporting of hedging activities by better portraying the economic results of an entity's risk management activities in its financial statements. The Company adopted the new guidance on January 1, 2019 prospectively. As the Company currently does not currently use derivative financial instruments, the guidance did not have a material impact on Company's financial statements upon adoption.
In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 modifies certain disclosure requirements related to fair value measurements primarily associated with Level 3 investments. The guidance is effective no later than January 1, 2020 for the Company and may be early-adopted prospectively in any interim period for certain disclosure requirements or retrospectively for others. The Company does not expect the adoption of this guidance to have a material impact on its fair value disclosures.
In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires that entities capitalize certain costs to implement a cloud computing arrangement that is service contract consistent with the rules applicable to internal use software capitalization projects. The Company adopted this new guidance effective January 1, 2019 prospectively. Upon adoption, the Company will defer eligible costs related to the implementation of cloud computing arrangements within other current and non-current assets and will amortize these costs to the same income statement line as the associated cloud operating expenses.
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) ("ASU 2016-13"). ASU 2016-13 requires that financial assets measured at amortized cost, such as trade receivables and contract assets, be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial asset. The new guidance requires enhanced disclosures related to trade receivables and associated credit losses. The guidance is effective beginning January 1, 2020. The adoption of this guidance is expected to increase the level of disclosures related to the Company's trade receivables and is not expected to have a material impact on its consolidated financial statements.

Other Significant Policies:
The following table identifies the Company's other significant accounting policies and the note and page where a detailed description of each policy can be found.

Fair Value Measurements	Note	4	Page	59
Accounts Receivable and Allowance for Doubtful Accounts	Note	6	Page	61
Inventories	Note	7	Page	62
Product Warranty Costs	Note	11	Page	64
Convertible Debt	Note	13	Page	65
Commitments and Contingencies	Note	14	Page	67
Stock-Based Compensation	Note	15	Page	68

Note 3. Segment Reporting
As further described in Note 2, the Company has concluded that it operates as one segment. The following table summarizes revenue from contracts with customers:

	Years Ended December 31,
(in thousands)	2018	2017	2016
U.S. Omnipod	$323,528	$271,597	$229,785
International Omnipod	172,020	119,953	71,889
Drug Delivery	68,275	72,218	65,315
Total	$563,823	$463,768	$366,989
Geographic information about revenue, based on the region of the customer's shipping location, is as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
United States	$391,803	$343,815	$295,100
All other	172,020	119,953	71,889
Total	$563,823	$463,768	$366,989
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in thousands)	December 31, 2018	December 31, 2017
United States	$232,263	$89,404
China	25,626	18,217
Other	861	434
Total	$258,750	$108,055

Note 4. Fair Value Measurements
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of the short-term maturity of these financial instruments.
Asset and Liabilities Measured at Fair Value on a Recurring Basis.
The following tables provide a summary of assets that are measured at fair value on a recurring basis as of December 31, 2018 and 2017, aggregated by the level in the fair value hierarchy within which those measurements fall:

December 31, 2018	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
Money market mutual funds	$47,199	$47,199	$—	$—
Total cash equivalents	$47,199	$47,199	$—	$—

U.S. government and agency bonds	$112,509	$69,605	$42,904	$—
Corporate bonds	56,025	—	56,025	—
Certificates of deposit	6,506	—	6,506	—
Total short-term investments	$175,040	$69,605	$105,435	$—

U.S. government and agency bonds	$90,402	$64,086	$26,316	$—
Corporate bonds	46,718	—	46,718	—
Certificates of deposit	3,664	—	3,664	—
Total long-term investments	$140,784	$64,086	$76,698	$—

December 31, 2017	Fair Value Measurements
(in thousands)	Total	Level 1	Level 2	Level 3
Money market mutual funds	$236,936	$236,936	$—	$—
U.S. government and agency bonds	5,000	5,000	—	—
Total cash equivalents	$241,936	$241,936	$—	$—

U.S. government and agency bonds	$112,076	$90,703	$21,373	$—
Corporate bonds	47,681	—	47,681	—
Certificates of deposit	7,722	—	7,722	—
Total short-term investments	$167,479	$90,703	$76,776	$—

U.S. government and agency bonds	$92,464	$49,651	$42,813	$—
Corporate bonds	27,812	—	27,812	—
Certificates of deposit	5,273	—	5,273	—
Total long-term investments	$125,549	$49,651	$75,898	$—

Fair Value of Assets and Liabilities Disclosed on a Recurring Basis.
The Company discloses the fair value of its outstanding convertible debt. The carrying amount and the estimated fair value of the Company's convertible debt, which is based on the Level 2 quoted market prices as of December 31, 2018 and 2017 are as follows:

	As of
	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
2% Convertible Senior Notes	$—	$—	$3,421	$5,467
1.375% Convertible Senior Notes	290,972	426,026	276,172	407,652
1.25% Convertible Senior Notes	301,006	483,851	286,580	450,881
Total	$591,978	$909,877	$566,173	$864,000

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
As further described in Note 12, during the year ended December 31, 2018 the Company recorded a liability in the amount of $1.1 million related to a leased facility that has been partially vacated as a result of the Company's relocation of its global headquarters to Acton, Massachusetts. The fair value of the liability, a Level 3 measurement, was based on the lease payments that will continue to be incurred less an estimate of sublease income, which took into account the current market rates for similar office space and the risks related to obtaining a subtenant. The Company had no Level 3 assets or liabilities as of December 31, 2017.

Note 5. Investments
As of December 31, 2018, The Company's short-term and long-term investments in debt securities had maturity dates that range from 15 days to 23 months and included 64 available-for-sale debt securities that had insignificant unrealized loss positions. The Company has the intent and ability to hold these investments until maturity whereby unrealized losses are expected to be recovered. There were no charges recorded during the three years ended December 31, 2018 for other-than-temporary declines in the fair value of the Company's investments. Realized gains or losses in each of the three years ended December 31, 2018 were insignificant.
Amortized costs, gross unrealized holding gains and losses, and fair values at December 31, 2018 and 2017 are as follows:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
U.S. government and agency bonds	$112,995	$—	$(486)	$112,509
Corporate bonds	56,235	—	(210)	56,025
Certificates of deposit	6,506	—	—	6,506
Total short-term investments	$175,736	$—	$(696)	$175,040

U.S. government and agency bonds	$90,458	$99	$(155)	$90,402
Corporate bonds	46,743	43	(68)	46,718
Certificates of deposit	3,664	—	—	3,664
Total long-term investments	$140,865	$142	$(223)	$140,784

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
U.S. government and agency bonds	$112,311	$—	$(235)	$112,076
Corporate bonds	47,713	3	(35)	47,681
Certificates of deposit	7,722	—	—	7,722
Total short-term investments	$167,746	$3	$(270)	$167,479

U.S. government and agency bonds	$92,677	$—	$(213)	$92,464
Corporate bonds	27,871	—	(59)	27,812
Certificates of deposit	5,273	—	—	5,273
Total long-term investments	$125,821	$—	$(272)	$125,549

Note 6. Accounts Receivable, Net
Accounts receivable consist of amounts due from third-party payors, patients, and intermediaries. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, and discussions with individual customers. The Company believes the reserve is adequate to mitigate current collection risk. No customer accounted for more than 10% of gross accounts receivable as of December 31, 2018.

Customers that represented 10% or greater of gross accounts receivable as of December 31, 2017 were as follows:

As of December 31, 2017
Amgen, Inc.	10%
Ypsomed	31%
The components of accounts receivable are as follows:

(in thousands)	As of
	December 31, 2018	December 31, 2017
Trade receivables	$66,904	$55,914
Allowance for doubtful accounts	(3,610)	(2,541)
Total accounts receivable	$63,294	$53,373

Note 7. Inventories
Inventories are carried at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of December 31, 2018 and 2017. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup of cost based on the stage of production.
The components of inventories are as follows:

(in thousands)	As of
	December 31, 2018	December 31, 2017
Raw materials	$10,347	$2,146
Work-in-process	30,222	23,918
Finished goods	30,845	7,729
Total inventories	$71,414	$33,793

Note 8. Prepaid Expenses and Other Assets

The components of prepaid expenses and other current assets are as follows:	As of
(in thousands)	December 31, 2018	December 31, 2017
Prepaid expenses and other current assets	$16,977	$9,949
Capitalized contract acquisition costs, current portion	7,277	—
Total prepaid expenses and other current assets	$24,254	$9,949

The components of other assets are as follows:	As of
(in thousands)	December 31, 2018	December 31, 2017
Other assets	$2,278	$1,969
Capitalized contract acquisition costs, net of current portion	15,988	—
Total other assets	$18,266	$1,969
Effective with the adoption of ASC 606 on January 1, 2018, the Company capitalizes commission costs that are related to new patient starts. These costs are deferred in other assets, net of the short term portion included in prepaid and other current assets. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit, which considers future product upgrades for which a commission would be paid. These capitalized costs are periodically reviewed for impairment. The Company recognized $6.9 million of amortization of capitalized commission costs during the year ended December 31, 2018. There were no impairments to capitalized costs to obtain a contract recorded during the period.

Note 9. Property and Equipment, Net
Property and equipment related to continuing operations consist of the following:

	Estimated Useful Life (Years)	As of
(in thousands)		December 31, 2018	December 31, 2017
Land	n/a	$2,525	$2,525
Building	39	35,543	—
Machinery and equipment	2-10	85,163	60,878
Lab equipment	3-7	1,446	1,038
Computers and hardware	3-5	6,623	3,659
Office furniture and fixtures	3-5	14,963	2,521
Leasehold improvements	*	1,443	1,425
Construction in process	—	176,101	87,397
Total property and equipment		$323,807	$159,443
Less: accumulated depreciation		(65,428)	(51,579)
Total property and equipment, net		$258,379	$107,864
____________________________________
* Lesser of lease term or useful life of asset.
Depreciation expense related to property and equipment was $13.8 million, $12.7 million and $12.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company capitalized $10.2 million, $3.1 million and $0.5 million of interest in the years ended December 31, 2018, 2017 and 2016. Construction in process mainly consists of highly-automated manufacturing equipment located at the Company's U.S. manufacturing facility in Acton, Massachusetts. The majority of the equipment is expected to be placed into service during 2019.

Note 10. Goodwill and Other Intangible Assets, Net
Goodwill
The Company has $39.6 million of goodwill on its balance sheet from prior business acquisitions. There were no impairments of goodwill during the years ended December 31, 2018, 2017 or 2016.
The following table presents the change in carrying amount of goodwill during the period indicated:

	Years Ended December 31,
	2018	2017
(In thousands)
Beginning balance	$39,840	$39,677
Foreign currency adjustment	(194)	163
Ending balance	$39,646	$39,840

Intangible Assets, Net
The Company’s finite-lived intangible assets are stated at cost less accumulated amortization. Intangible assets include customer relationships acquired in prior business acquisitions and from the Company's former European Distributor. See Note 14 for a discussion of the Company's accounting for estimated fees owed to its former European Distributor following the expiration of its distribution agreement on June 30, 2018.

The components of other intangible assets are as follows:

	As of
	December 31, 2018			December 31, 2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships	$6,109	$(1,880)	$4,229	$2,135	$(1,764)	$371
Internal-use software	11,262	(5,108)	6,154	7,545	(3,565)	3,980
Total intangible assets	$17,371	$(6,988)	$10,383	$9,680	$(5,329)	$4,351

Amortization expense for intangible assets was approximately $1.8 million, $1.2 million and $1.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization expense is recorded in operating expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software	Total
2019	$552	$2,184	$2,736
2020	488	1,965	2,453
2021	425	1,573	1,998
2022	425	391	816
2023	425	39	464
Thereafter	1,914	2	1,916
Total	$4,229	$6,154	$10,383
As of December 31, 2018, the weighted average amortization periods of the Company’s customer and contractual relationships intangible assets and internal use software intangible assets are approximately 9 years and 3 years, respectively.

Note 11. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	Years Ended December 31,
(in thousands)	2018	2017
Employee compensation and related costs	$37,822	$34,942
Professional and consulting services	14,925	9,273
Supplier charges	7,742	3,542
Value added taxes payable	8,463	—
Warranty	2,701	1,653
Other	17,320	9,846
Total accrued expenses and other current liabilities	$88,973	$59,256
Product Warranty Costs
The Company generally provides a four-year warranty on its PDMs sold in the United States and Europe and a five-year warranty on its PDMs sold in Canada and may replace any Omnipod that does not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Warranty expense is recorded in cost of goods sold. Warranty claims settled reflects the current product cost. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.

A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Years Ended December 31,
(in thousands)	2018	2017
Product warranty liability at the beginning of the period	$5,337	$4,388
Warranty expense	7,779	6,127
Warranty claims settled	(6,737)	(5,178)
Product warranty liability at the end of the period	$6,379	$5,337

	As of
(in thousands)	December 31, 2018	December 31, 2017
Composition of balance:
Short-term	$2,701	$1,653
Long-term	3,678	3,684
Product warranty liability at the end of the period	$6,379	$5,337

Note 12. Lease Exit Liability
In December 2018, the Company relocated its global headquarters to its newly constructed and owned facility in Acton, Massachusetts. As a result of the relocation of employees and operations, a significant portion of its leased facility in Billerica, Massachusetts, previously serving as the Company's global headquarters, was vacated and ceased to be utilized by the Company. The lease had a remaining term of approximately four years as of the cease-use date. Accordingly, management recorded an exit charge of $1.1 million, representing the fair value of the liability associated with vacated space, net of deferred rent. In addition, the Company recorded $0.3 million of impairments related to the remaining net book value of leasehold improvements and furniture and fixtures associated with the vacated space. The exit and impairment charges are included in general and administrative expenses.

The following table rolls forward the lease exit liability:

(in thousands)	Year Ended December 31, 2018
Beginning balance at December 31, 2017	$—
Lease exit charge	1,090
Cash payments	—
Ending balance at December 31, 2018	$1,090

Note 13. Convertible Debt, Net
The Company had outstanding convertible debt and related debt issuance costs on its consolidated balance sheet as follows:

	As of
(in thousands)	December 31, 2018	December 31, 2017
Principal amount of 2.0% Convertible Senior Notes	$—	$3,664
Principal amount of 1.25% Convertible Senior Notes, due September 2021	344,992	345,000
Principal amount of 1.375% Convertible Senior Notes, due November 2024	402,500	402,500
Unamortized debt discount	(143,616)	(170,448)
Debt issuance costs	(11,898)	(14,543)
Total convertible debt, net	$591,978	$566,173

Interest expense related to the convertible debt is as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Contractual coupon interest	$9,844	$6,282	$4,467
Accretion of debt discount	26,663	15,931	8,800
Amortization of debt issuance costs	2,619	2,077	1,270
Total interest expense related to convertible debt	$39,126	$24,290	$14,537
Interest expense related to convertible debt for the year ended December 31, 2018 is as follows:

(in thousands)	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$5,512	$4,313	$19	$9,844
Amortization of debt discount and issuance costs	14,789	14,433	60	29,282
Total interest expense	$20,301	$18,746	$79	$39,126

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
The Company recorded a debt discount of $120.7 million related to the 1.375% Notes resulting from the allocation of a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 6.8% per annum. This debt discount was recorded as additional paid-in capital and is being amortized as non-cash interest expense over the seven year term of the 1.375% Notes. The Company also incurred debt issuance costs and other expenses related to the 1.375% Notes of approximately $10.9 million, of which $3.3 million was reclassified as a reduction to the value of the conversion feature allocated to equity. The remaining $7.6 million of debt issuance costs is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the seven year term of the 1.375% Notes.
The 1.375% Notes contain provisions that allow for additional interest to holders of the notes upon failure to timely file documents or reports that the Company is required to file with the Securities and Exchange Commission ("SEC"). The additional interest is at a rate of 0.50% per annum of the principal amounts of the notes outstanding for a period of 360 days. If the Company merges or consolidates with a foreign entity, then additional taxes may be required to be paid by the Company under the terms of the 1.375% Notes. The Company determined that the higher interest payments required and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had nominal value at the balance sheet date.
As of December 31, 2018, the Company included $291.0 million, net of unamortized discount and issuance costs, on its consolidated balance sheet in long-term debt related to the 1.375% Notes.
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
As of December 31, 2018, the Company has $301.0 million, net of discounts and issuance costs, on its consolidated balance sheet in long-term debt related to the 1.25% Notes.
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

Note 14. Commitments and Contingencies
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
Operating Leases
The Company leases warehousing space in the U.S. and office space globally under leases expiring from April 2019 to January 2026. Rental expense under operating leases was $3.3 million, $2.8 million and $2.5 million in the years ended December 31, 2018, 2017 and 2016, respectively. The aggregate future minimum lease payments related to these leases as of December 31, 2018 are as follows:

(in thousands)
Years Ending December 31,	Minimum Lease Payments
2019	$3,311
2020	2,947
2021	2,892
2022	2,568
2023	263
Thereafter	548
Total	$12,529

Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain individual current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, (“ATRS”) alleged that the Company (and certain executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. On February 8, 2018, the parties executed a binding stipulation of settlement, under which all claims were released and a payment was made to the plaintiffs and the class they purport to represent. On August 6, 2018, the Court issued an order approving the settlement. The Company had previously accrued fees and expenses in connection with this matter for the amount of the final settlement liability that was not covered by insurance, which amount was not material to the Company's consolidated financial statements.
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
Fees To Former European Distributor
Following the expiration of its distribution agreement on June 30, 2018, the Company is required to pay to its former European Distributor a quarterly per-unit fee for Omnipod sales by the Company between July 1, 2018 and June 30, 2019 to certain customers of the former European Distributor. The Company is recognizing a liability and an associated intangible asset for this fee as qualifying sales occur. The actual total fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the distribution agreement, and the methodology applicable for determining this number under the agreement is subject to an active arbitration proceeding between the parties in Switzerland. The Company estimates that the final aggregate fee for the applicable twelve-month period could be in the range of approximately
$10 million to $55 million. As of December 31, 2018, the Company has recognized approximately $4.1 million for fees related to Omnipod devices sold to qualifying customers from the period July 1, 2018 through December 31, 2018.

Note 15. Stock-Based Compensation
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718-10, Compensation — Stock Compensation (“ASC 718-10”), which requires share-based payments provided to employees and directors, including grants of stock options and restricted stock units, to be recognized in the income statement at fair value. Share-based payments that contain performance conditions are recognized when such conditions are probable of being achieved.
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

Stock-based compensation related to share-based awards recognized in the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,			Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2018	2017	2016	At December 31, 2018
Stock options	$10,569	$11,647	$9,923	$11,668	2.3
Restricted stock units	25,737	19,718	13,628	20,927	1.7
Employee stock purchase plan	1,215	576	226	666	0.4
Total	$37,521	$31,941	$23,777	$33,261
Equity Award Plans
In May 2007, in conjunction with the Company's initial public offering, the Company adopted its 2007 Stock Option and Incentive Plan (the "2007 Plan"). The 2007 Plan was amended and restated in November 2008, May 2012 and May 2015 to provide for the issuance of additional shares and to amend certain other provisions. Under the 2007 Plan, awards were granted to persons who were, at the time of grant, employees, officers, non-employee directors or key persons of the Company or the Company's subsidiaries. The 2007 Plan provided for the grant of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Options granted under the 2007 Plan generally vest over a period of four years and expire ten years from the date of grant. In May 2017, the Company adopted the 2017 Stock Option and Incentive Plan (the "2017 Plan"), which has replaced the 2007 Plan as the means by which the Company makes equity and cash awards. Effective May 18, 2017, the 2017 Plan became effective (the "2017 Plan Effective Date") and the Company ceased granting awards from the 2007 Plan. Outstanding awards under the 2007 Plan remain subject to the terms of the 2007 Plan. Under the 2017 Plan, awards may be granted to persons who are, at the time of grant, employees, officers, non-employee directors, consultants, or advisers of the Company or the Company's subsidiaries and affiliates. The 2017 Plan provides for the grant of stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. Stock options granted under the 2017 Plan generally vest over a period of four years and expire ten years from the date of grant. Shares of stock subject to awards granted under the 2007 Plan and the 2017 Plan that are forfeited, expire or otherwise terminate without delivery generally become available for future issuance under the 2017 Plan. As of December 31, 2018, 4.4 million shares remain available for future issuance under the 2017 Plan.
Stock Options
The calculation of the fair value of stock options is affected by the stock price on the grant date, the expected volatility of the Company's stock over the expected term of the award, the expected life of the award, the risk-free interest rate, and the dividend yield. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

The estimated grant date fair values of stock options were based on the following assumptions:

Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.22% - 2.95%	1.66% - 1.85%	0.99% - 1.91%
Expected term (in years)	4.5 - 5.4	4.7 - 5.3	5.1 - 5.4
Dividend yield	—	—	—
Expected volatility	39% - 41%	38% - 39%	38% - 40%
The weighted average grant date fair value per share of options granted for the years ended December 31, 2018, 2017 and 2016 was $30.34, $17.28 and $11.60, respectively.

The following summarizes the activity under the Company’s stock option plans:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($)
				(In thousands)
Outstanding at December 31, 2017	3,377,220	$35.10
Granted	292,389	77.27
Exercised	(421,588)	32.61		$23,482
Canceled	(170,397)	40.44
Outstanding at December 31, 2018	3,077,624	$39.16	5.7	$124,174
Vested, December 31, 2018	2,318,684	$35.26	4.9	$102,168
Vested or expected to vest, December 31, 2018(1)	3,001,343	$38.69	5.6	$122,407

(1)	Represents total outstanding stock options as of December 31, 2018, adjusted for estimated forfeitures.
The aggregate intrinsic value of stock options exercised was calculated based on the positive difference between the estimated fair value of the Company’s common stock and the exercise price of the underlying options. The aggregate intrinsic value of options exercised in the years ended December 31, 2017 and 2016 was $11.8 million and $4.6 million, respectively.
The aggregate intrinsic value for outstanding awards as of December 31, 2018 was calculated based on the positive difference between the Company’s closing stock price of $79.32 on December 31, 2018 and the exercise price of the underlying options.
Restricted Stock Units
The following table summarizes the status of the Company’s restricted stock units:

	Number of Shares (#)	Weighted Average Fair Value ($)
Outstanding at December 31, 2017	994,364	$38.08
Granted	332,677	75.70
Adjustment for performance achievement	147,301	29.54
Vested	(640,104)	34.81
Forfeited	(82,031)	45.55
Outstanding at December 31, 2018	752,207	$55.02
The restricted stock units granted during the year ended December 31, 2018 were valued at approximately $25.2 million on their grant date. The Company recognizes compensation expense for restricted stock units over the vesting period. Restricted stock units granted during 2018 include 114,569 awards subject to the achievement of performance conditions (performance-based restricted stock units). These performance-based restricted stock units generally vest over a three-year period from the grant date and include both a service and performance component. Certain of these restricted stock units could ultimately vest at up to 200% of the target award depending on the achievement of the performance criteria. During 2018, the Compensation Committee of the Board of Directors determined that the performance criteria was achieved at 200% for certain performance-based awards issued in 2016, resulting in an adjustment to the shares that will ultimately vest for these awards. The Company records stock-based compensation for these awards based on its estimate of the number of awards that will ultimately vest.
The following table provides further information related to the Company's restricted stock units:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Stock-based compensation:
Performance-based restricted stock units	$11,750	$6,420	$3,393
Time-based restricted stock units	13,987	13,298	10,235
Total stock-based compensation for restricted stock units	$25,737	$19,718	$13,628

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
Each employee who is a participant in the Company’s ESPP may annually purchase up to a maximum of 800 shares per offering period or $25,000 worth of common stock, valued at the start of the purchase period, by authorizing payroll deductions of up to 10% of his or her base salary. Unless the participating employee withdraws from the offering period, his or her accumulated payroll deductions will be used to purchase common stock. The purchase price for each share purchased is 85% of the lower of (i) the fair market value of the common stock on the first day of the offering period or (ii) the fair market value of the common stock on the last day of the offering period.
The Company issued 46,343, 59,134 and 30,949 shares of common stock in 2018, 2017 and 2016, respectively, to employees participating in the ESPP. The Company recorded approximately $1.2 million, $0.6 million and $0.2 million of stock-based compensation expense related to the ESPP in each of the years ended December 31, 2018, 2017 and 2016, respectively.

Note 16. Defined Contribution Plan
The Insulet 401(k) Retirement Plan (the “401(k) Plan”) is a defined contribution plan in the form of a qualified 401(k) plan in which substantially all employees are eligible to participate upon hire. Eligible employees may elect to contribute 100% of their eligible compensation up to the IRS maximum. The Company has the option of making both matching contributions and discretionary profit-sharing contributions to the 401(k) Plan. The Company offers a discretionary match of 50% for the first 6% of an employee’s salary that was contributed to the 401(k) Plan. The Company match vests after the employee attains one year of service. In addition, the Company offers similar defined contribution plans for eligible employees in its foreign subsidiaries. The total amount contributed by the Company to these defined contribution plans was $3.6 million, $3.0 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 17. Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. The effect of a change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. As of December 31, 2018, the Company had no uncertain tax positions.
The Tax Cuts and Jobs Act ("Tax Reform Act") that was signed into law on December 22, 2017, significantly changed the U.S tax law by, among other things, lowering the corporate income tax rates, implementing a territorial tax system, expanding the tax base, imposing a tax on deemed repatriated earnings of foreign subsidiaries, taxing certain foreign earnings to the U.S. through global intangible low-taxed income ("GILTI"), modifying officer's compensation limitations and creating new limitations on deductible interest expense. The Company recognized the impact of the Tax Reform Act in its consolidated financial statements for the year ended December 31, 2017. In accordance with Staff Accounting Bulletin No. 118 ("SAB 118"), the Company had a measurement period up to one year beginning on December 22, 2017 to obtain, analyze and prepare the information needed to complete the accounting requirements of the Tax Reform Act. The Company completed the analysis allowed under SAB 118 when it finalized the deemed repatriation tax computation in conjunction with the filing of the Company's 2017 federal and state tax returns. There was no change in the provision amount recorded of $0.8 million.
For the year ended December 31, 2018, the Company calculated both the new limitation on interest expense and the modified officer’s compensation limitation. However, there was no impact on the Company’s income tax expense or effective tax rate in the period due to the full valuation allowance applied to the U.S. entity.
The Company has elected to recognize the income tax related to GILTI as a period expense in the period the tax is incurred or expected to occur for the year ended December 31, 2018. The inclusion of GILTI had no impact on the Company's income tax expense or effective tax rate in the period due to the full valuation allowance applied to the U.S. entity.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from two to four years from the date they are filed or, in certain circumstances, from the end of the accounting period. The tax filings relating to the Company's federal and state tax returns are currently open to examination for tax years 2015 through 2017 and 2014 through 2017, respectively. In addition, the Company has generated tax losses from inception in 2000 until 2017 and beginning 2018, the Company is expected to generate taxable income. These years may be subject to examination if the losses are carried forward and utilized in future years.
At December 31, 2018 and 2017, the Company provided a full valuation allowance against its domestic net deferred tax asset as, in the judgment of the Company, it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded as, in the judgment of the Company, it is more likely than not that the future tax benefit will be realized.
Income tax expense from continuing operations consists of the following:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$—	$—	$—
State	209	151	52
Non-U.S.	2,094	603	539
Total current expense	2,303	754	591
Deferred:
Federal	3	(347)	—
State	(12)	91	—
Non-U.S.	(360)	(241)	(199)
Total deferred expense	(369)	(497)	(199)
Total income tax expense	$1,934	$257	$392
Income tax expense from discontinued operations was $0.4 million for the year ended December 31, 2016 and was primarily generated from federal deferred taxes.
The following table reconciles the federal statutory income rate to the Company's effective income tax rate:

	Year Ended December 31,
	2018	2017		2016
Tax at U.S. statutory rate	21.00%	34.00%		34.00%
Changes from statutory rate:
Foreign rate differential	(2.39)	0.34	—	0.23
State taxes, net of federal benefit	2.88	10.21		(10.86)
Tax credits	(13.70)	13.28		0.03
Share-based compensation	(159.10)	33.61		(14.02)
Non-deductible officer's compensation	81.29	(20.18)		(12.95)
Permanent items	16.79	(13.98)		15.93
Foreign income taxed in the U.S.	26.09	—		—
Change in enacted rates	—	0.98		—
Change in valuation allowance	67.03	(57.91)		(13.45)
Other	(2.88)	(1.32)		(0.37)
Effective income tax rate	37.01%	(0.97)%		(1.46)%
Pre-tax income attributable to the Company's operations located outside the U.S. was approximately $8.2 million, $1.1 million and $0.8 million for 2018, 2017 and 2016, respectively. In general, it is the Company's practice and intention to reinvest the earnings of its non-U.S. subsidiaries in those operations. As of December 31, 2018, the Company has chosen to indefinitely reinvest approximately $13.6 million of earnings of certain of its non-U.S. subsidiaries. To the extent the Company repatriates its foreign earnings, certain withholding taxes and state taxes may apply. No provision has been recorded for taxes that could be incurred upon repatriation. The deferred tax liability related to repatriation of these earnings would not be material to the company's consolidated financial statements.

Significant components of the Company’s deferred tax assets (liabilities) consists of the following:

	Year Ended December 31,
(in thousands)	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$124,871	$129,184
Start up expenditures	288	462
Tax credits	13,041	12,705
Provision for bad debts	1,105	824
Depreciation and amortization	3,463	3,068
Capital loss carryforwards	12,620	12,850
Stock-based compensation	9,339	9,799
Other	6,066	4,449
Total deferred tax assets	$170,793	$173,341
Deferred tax liabilities:
Prepaid assets	$(1,977)	$(1,326)
Amortization of debt discount	(35,648)	(43,083)
Goodwill	(642)	(633)
Capitalized contract acquisition costs	(5,801)	—
Other	(218)	(264)
Total deferred tax liabilities	$(44,286)	$(45,306)
Valuation allowance	$(126,314)	$(127,927)
Net deferred taxes	$193	$108
The Company has recorded a deferred tax liability related to the tax basis in acquired goodwill that is not amortized for financial reporting purposes. The deferred tax liability will only reverse at the time of further impairment of the goodwill. Due to the uncertain timing of this reversal, the temporary difference cannot be considered as a source of future taxable income for purposes of determining a valuation allowance. Therefore, the deferred tax liability cannot be used to offset the deferred tax asset related to the net operating loss carryforward for tax purposes. The U.S. Tax Reform Act limits certain deductions and these limitations may impact the value of existing deferred tax assets. The Company will continue to review the impact of these limitations as regulatory guidance is issued.
A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the U.S. deferred tax assets will not be realized. After consideration of the available evidence, both positive and negative, the Company has determined that a $126.3 million valuation allowance at December 31, 2018 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The Company provided a valuation allowance for the full amount of its domestic net deferred tax asset for the years ended December 31, 2018 and 2017 because it is not more likely than not that the future tax benefit will be realized. In the year ended December 31, 2018, the Company’s valuation allowance decreased to $126.3 million from the balance at December 31, 2017 of $127.9 million.
At December 31, 2018, the Company had approximately $528.1 million, $246.4 million and $13.0 million of gross federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. If not utilized, these federal carryforwards will begin to expire in 2020 and will continue to expire through 2037, and the state carryforwards will continue to expire through 2037. At December 31, 2017, the Company had approximately $543.6 million, $250.6 million and $12.7 million of federal net operating loss carryforwards, state net operating loss carryforwards and research and development and other tax credits, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon the Company's ability to generate taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may result in a limitation on the amount of net operating loss carryforwards which may be used in future years whereby there would be a yearly limitation placed on the amount of net operating loss available for use in future years. Additionally, it is probable that a portion of the research and development tax credit carryforward may not be available to offset future income.

Note 18. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, excluding unvested restricted common shares. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method), and potential common shares from the Company's convertible notes (using the if-converted method).
The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the three years ended December 31, 2018:

(in thousands, except share and per share data)	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Numerator:
Net income (loss) from continuing operations (1)	$3,292	$(26,831)	$(27,210)
Denominator:
Weighted average common shares outstanding	58,859,574	58,003,434	57,251,377
Effective of dilutive potential common share equivalents
Stock options	1,678,535	—	—
Restricted stock units	469,915	—	—
Shares used for diluted net income (loss) per share	61,008,024	58,003,434	57,251,377
Net income (loss) per share:
Basic	$0.06	$(0.46)	$(0.48)
Diluted	$0.05	$(0.46)	$(0.48)
(1) In 2016, the Company reported a net loss from discontinued operations of $1.7 million, which generated net loss per basic and diluted share of $0.03.
For the year ended December 31, 2018, certain potential dilutive common shares from stock options, restricted stock units and convertible debt were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. In addition, certain performance-based restricted stock units were excluded from the computation of diluted net income per share because the underlying performance conditions for such restricted stock units had not been met as of the end of the year.
As the Company reported net losses for the years ended December 31, 2017 and 2016, all potential dilutive common shares have been excluded from the computation of diluted net loss per share in those periods as the effect would have been anti-dilutive.
The number of potential common share equivalents excluded from the computation of diluted net income (loss) per share for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
1.375% Convertible Senior Notes	4,319,429	4,319,429	—
2.00% Convertible Senior Notes	—	78,783	1,442,433
1.25% Convertible Senior Notes	5,910,954	5,910,954	5,910,954
Unvested restricted stock units	289,974	994,364	962,219
Outstanding stock options	236,648	3,377,220	3,441,303
Total potential common share equivalents excluded from computation of diluted net income (loss) per share	10,757,005	14,680,750	11,756,909

Note 19. Discontinued Operations
In February 2016, the Company sold Neighborhood Diabetes to Liberty Medical LLC ("Liberty Medical") for approximately $6.2 million in cash, which included $1.2 million of closing adjustments finalized in June 2016 and paid by Liberty Medical.

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

The following is a summary of the operating results of Neighborhood Diabetes included in discontinued operations for the year ended December 31, 2016:

December 31, 2016
(In thousands)
Discontinued operations:
Revenue (1)	$7,730
Cost of revenue	5,468
Gross profit	2,262
Operating expenses:
Sales and marketing	1,542
General and administrative	1,853
Total operating expenses	3,395
Operating loss	(1,133)
Interest and other income (expense), net	(128)
Loss from discontinued operations before taxes	(1,261)
Income tax expense	408
Net loss from discontinued operations	$(1,669)
(1) Revenue for the year ended December 31, 2016 includes revenue from operations of Neighborhood Diabetes through the date of sale in February 2016.
There were no assets or liabilities presented as discontinued operations as of December 31, 2018 or December 31, 2017. Net operating cash flows used in discontinued operations in the year ended December 31, 2016 were $2.0 million.

Note 20. Quarterly Data (Unaudited)

	2018 Quarters Ended
	December 31	September 30 (1)	June 30	March 31
(In thousands, except per share data)
Revenue	$164,907	$151,076	$124,262	$123,578
Gross profit	$110,312	$101,969	$82,072	$75,815
Operating income	$16,233	$6,865	$4,325	$—
Net income (loss)	$9,893	$1,659	$(1,691)	$(6,569)
Net income (loss) per share:
Basic	$0.17	$0.03	$(0.03)	$(0.11)
Diluted	$0.16	$0.03	$(0.03)	$(0.11)
(1) Included in operating income and net income from continuing operations for the third quarter of 2018 was a charge of $12.6 million for severance-related costs associated with the retirement of the Company's former CEO, of which $8.2 million related to stock-based compensation for the acceleration of share-based awards and the remainder represented cash severance benefits.

	2017 Quarters Ended
	December 31	September 30	June 30	March 31
(In thousands, except per share data)
Revenue	$130,524	$121,775	$109,756	$101,713
Gross profit	$79,508	$73,624	$64,639	$59,398
Operating (loss) income	$(768)	$2,047	$(3,358)	$(5,308)
Net loss	$(6,860)	$(2,227)	$(7,767)	$(9,977)
Net loss per share	$(0.12)	$(0.04)	$(0.13)	$(0.17)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in the Company's accounts receivable reserve and deferred tax valuation allowance accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
(In thousands)
Year Ended December 31, 2018
Allowance for doubtful accounts	$2,541	$3,382	$2,314	$3,609
Deferred tax valuation allowance	$127,927	$13,938	$15,551	$126,314
Year Ended December 31, 2017
Allowance for doubtful accounts	$2,911	$1,923	$2,293	$2,541
Deferred tax valuation allowance	$191,922	$14,232	$78,227	$127,927
Year Ended December 31, 2016
Allowance for doubtful accounts(1)	$4,454	$2,069	$3,612	$2,911
Deferred tax valuation allowance(1)	$193,405	$7,599	$9,082	$191,922
(1) Includes the amount classified as discontinued operations on the consolidated balance sheet and related activity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a — 15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria).
Based on our assessment we believe that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Insulet Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 25, 2019 expressed an unqualified opinion on those financial statements.
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
February 25, 2019

ITEM 9B. OTHER INFORMATION
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information required by this Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference herein from our Proxy Statement in connection with our 2019 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the close of our year ended December 31, 2018.
Item 11. Executive Compensation
Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our Proxy Statement in connection with our 2019 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the close of our year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our Proxy Statement in connection with our 2019 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity, Related Stockholders Matters, and Issuer Purchases of Equity Securities “ in Part II, Item 5, in this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain information required by this Item 13 relating to certain relationships and related transactions, and director independence is incorporated by reference herein from our Proxy Statement in connection with our 2019 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the close of our year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services
Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Principal Accounting Fees and Services” in our Proxy Statement in connection with our 2019 Annual Meeting of Stockholders, which Proxy Statement will be filed with the SEC not later than 120 days after the close of our year ended December 31, 2018.

Item 15. Exhibits, Financial Statement Schedules

(A)(1) FINANCIAL STATEMENTS

The following consolidated financial statements of Insulet Corporation are included in Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - Years ended December 31, 2018 and 2017
Consolidated Statements of Operations - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity - Years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

For the years ended December 31, 2018, 2017 and 2016, Schedule II – Valuation and Qualifying Accounts
Certain schedules to the consolidated financial statements have been omitted if they were not required by Article 9 of Regulation S-X or if, under the related instructions, they were inapplicable, or the information was contained elsewhere herein.

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

INSULET CORPORATION (Registrant)

February 25, 2019	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

February 25, 2019	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Insulet Corporation, hereby severally constitute and appoint Shacey Petrovic and Michael L. Levitz, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this Report, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 25, 2019.

Signature	Title
/s/ Shacey Petrovic	Chief Executive Officer
Shacey Petrovic	(Principal Executive Officer)

/s/ Michael L. Levitz	Chief Financial Officer
Michael L. Levitz	(Principal Financial and Accounting Officer)

/s/ Sally Crawford
Sally Crawford	Director

/s/ John Fallon, M.D.
John Fallon, M.D.	Director

/s/ Dr. Jessica Hopfield
Dr. Jessica Hopfield	Director

/s/ David A. Lemoine
David Lemoine	Director

/s/ Timothy J. Scannell
Timothy J. Scannell	Director

/s/ Michael R. Minogue
Michael R. Minogue	Director

/s/ Corinne H. Nevinny
Corinne H. Nevinny	Director

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Number	Description

3.1	Eighth Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-8 (No. 333-144636) filed July 17, 2007)

3.2	Amended and Restated By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed February 26, 2016)

4.1	Specimen Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No.2 to our Registration Statement on Form S-1 (File No. 333-140694) filed April 25, 2007)

4.2
Indenture, dated as of November 10, 2017, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on November 13, 2017)

4.3	Form of 1.375% Convertible Senior Notes due 2024 (included in Exhibit 4.2)

4.4
Indenture, dated as of September 13, 2016, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 13, 2016)

4.5	Form of 1.25% Convertible Senior Notes due 2021 (included in Exhibit 4.4)

10.1	Insulet Corporation 2017 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 19, 2017)

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

10.20
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

10.26
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

10.29
Form of Non-Qualified Stock Option Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.30
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

10.32
Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.33
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.34
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

10.37
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

10.39	Amended and Restated Executive Severance Plan, effective as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 22, 2018)

10.40
Insulet Corporation Fourth Amended and Restated 2007 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.41
Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694), filed April 25, 2007)

10.42	Offer Letter between Shacey Petrovic and Insulet Corporation, dated September 10, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2018)

10.43	Offer Letter between Wayde D. McMillan and Insulet Corporation, dated January 3, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2019)

10.44
Employment Agreement by and between Insulet Corporation and Patrick J. Sullivan dated September 16, 2014 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 16, 2014)

10.45
Retirement Agreement between Patrick J. Sullivan and Insulet Corporation, dated September 10, 2018 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed September 14, 2018)

10.46	Letter Agreement between Brad Thomas and Insulet Corporation, dated April 27, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 1, 2018)

10.47+
Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, dated September 1, 2016 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed November 4, 2016)

10.48+
First Amendment to Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, entered into on June 29, 2018 and made effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 2, 2018)

10.49+
Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed November 7, 2013)

10.50+
Master Equipment and Services Agreement between Insulet Corporation and ATS Automated Tooling Systems Inc., dated August 31, 2016 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed November 4, 2016)

10.51
Purchase and Sale Agreement by and between 100 Nagog Park Limited Partnership and Insulet Corporation, dated December 16, 2016 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed December 20, 2016 (Items 1.01 and 9.01)

10.52+
Supply Agreement, dated November 21, 2013, between Amgen and Insulet Corporation, as amended by Amendment No. 1 through Amendment No. 14 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 28, 2017)

10.53+
Amendment No. 16, entered into effective as of August 15, 2018, to Supply Agreement, dated November 21, 2013, between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed November 1, 2018)

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

101
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

+	Confidential treatment granted as to certain portions of this exhibit.