Form 10-K/A
period 2018-12-31
INSULET CORP
filed 2019-02-28
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of Insulet Corporation (the "Company") for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 26, 2019 (the “Original Filing”). The sole purpose of this Amendment is to amend Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), to correct the final sentence of the second paragraph (the “Corrected Sentence”) under the heading “Liquidity and Capital Resources,” which relates to the Company’s expected capital expenditures for 2019 as compared to 2018. The Corrected Sentence clarifies that the Company currently expects capital expenditures in 2019 to be relatively consistent with 2018.

For ease of reference, the entire text of Part II, Item 7 is included in this Amendment, though the Corrected Sentence is the sole change to the disclosure contained in the Original Filing.

PART II
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
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we have been constructing a highly-automated manufacturing facility in Acton, Massachusetts, which serves as our corporate headquarters. The facility was substantially complete in December 2018, with planned production out of the facility beginning in the first half of 2019. Our capital expenditures have increased above historic levels to fund the construction of this facility and related equipment purchases. As of December 31, 2018, cumulative investments related to the Acton facility were approximately $193 million. We expect capital expenditures in 2019 to be relatively consistent with 2018 as we continue to expand capacity in our U.S. operations in support of our growth and profitability objectives.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Amendment:

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

February 27, 2019	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

February 27, 2019	/s/ Michael L. Levitz
Michael L. Levitz
Chief Financial Officer (Principal Financial and Accounting Officer)