Form 10-Q
period 2019-03-31
INSULET CORP
filed 2019-05-03
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2019, the registrant had 59,675,242 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$129,254	$113,906
Short-term investments	187,120	175,040
Accounts receivable, net	68,655	63,294
Unbilled receivable	9,503	13,378
Inventories	73,822	71,414
Prepaid expenses and other current assets	28,028	24,254
Total current assets	496,382	461,286
Long-term investments	76,789	140,784
Property and equipment, net	299,605	258,379
Other intangible assets, net	11,484	10,383
Goodwill	39,694	39,646
Other assets	28,658	18,266
Total assets	$952,612	$928,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$26,833	$25,500
Accrued expenses and other current liabilities	85,945	88,973
Deferred revenue	1,195	1,184
Total current liabilities	113,973	115,657
Convertible debt, net	599,601	591,978
Other long-term liabilities	15,408	9,010
Total liabilities	728,982	716,645
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at March 31, 2019 and December 31, 2018. Issued and outstanding: zero shares at March 31, 2019 and December 31, 2018.	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 at March 31, 2019 and December 31, 2018. Issued and outstanding: 59,638,439 and 59,188,758 at March 31, 2019 and December 31, 2018, respectively.	60	59
Additional paid-in capital	905,891	898,559
Accumulated other comprehensive loss	(3,085)	(2,905)
Accumulated deficit	(679,236)	(683,614)
Total stockholders’ equity	223,630	212,099
Total liabilities and stockholders’ equity	$952,612	$928,744

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Revenue	$159,555	$123,578
Cost of revenue	52,859	47,763
Gross profit	106,696	75,815
Operating expenses:
Research and development	31,954	20,267
Sales and marketing	41,616	33,049
General and administrative	25,861	22,499
Total operating expenses	99,431	75,815
Operating income	7,265	—
Interest expense	6,615	7,918
Other income, net	4,054	1,682
Interest expense and other income, net	2,561	6,236
Income (loss) before income taxes	4,704	(6,236)
Income tax expense	326	333
Net income (loss)	$4,378	$(6,569)
Net income (loss) per share:
Basic	$0.07	$(0.11)
Diluted	$0.07	$—
Weighted-average number of shares used in calculating net income (loss) per share:
Basic	59,355,031	58,482,786
Diluted	61,148,428	58,482,786

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$4,378	$(6,569)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	(815)	(318)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	635	(725)
Total other comprehensive loss, net of tax	(180)	(1,043)
Total comprehensive income (loss)	$4,198	$(7,612)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance, December 31, 2018	59,188,758	$59	$898,559	$(683,614)	$(2,905)	$212,099
Exercise of options to purchase common stock, net of shares withheld and retired to satisfy cashless exercises	269,473	1	9,060			9,061
Stock-based compensation expense			5,784			5,784
Restricted stock units vested, net of shares withheld for taxes	180,208	—	(7,512)			(7,512)
Net income				4,378		4,378
Other comprehensive loss					(180)	(180)
Balance, March 31, 2019	59,638,439	$60	$905,891	$(679,236)	$(3,085)	$223,630

Consolidated Statement of Stockholders' Equity for the three months ended March 31, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(In thousands, except share data)	Shares	Amount
Balance, December 31, 2017	58,319,348	$58	$866,206	$(707,255)	$(493)	$158,516
Exercise of options to purchase common stock, net of shares withheld and retired to satisfy cashless exercises	114,042	—	2,961			2,961
Stock-based compensation expense			8,181			8,181
Restricted stock units vested, net of shares withheld for taxes	289,852	1	(11,816)			(11,815)
Debt retirement			(12)			(12)
Adoption of ASC 606				20,349		20,349
Net loss				(6,569)		(6,569)
Other comprehensive loss					(1,043)	(1,043)
Balance, March 31, 2018	58,723,242	$59	$865,520	$(693,475)	$(1,536)	$170,568

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$4,378	$(6,569)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	5,135	3,522
Non-cash interest expense	7,623	7,163
Stock-based compensation expense	5,784	8,181
Provision for bad debts	807	697
Other	(326)	46
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(2,796)	1,800
Inventories	(2,690)	6,706
Prepaid expenses and other assets	(5,563)	(3,324)
Accounts payable, accrued expenses and other current liabilities	(5,256)	(20,950)
Deferred revenue	11	(2,165)
Other long-term liabilities	(740)	627
Net cash provided by (used in) operating activities	6,367	(4,266)
Cash flows from investing activities
Purchases of property, equipment and intangible assets (1)	(45,255)	(35,374)
Purchases of investments	(2,156)	(60,880)
Receipts from the maturity or sale of investments	55,031	40,266
Net cash provided by (used in) investing activities	7,620	(55,988)
Cash flows from financing activities
Repayment of convertible debt	—	(15)
Proceeds from exercise of stock options (2)	9,061	2,961
Payment of withholding taxes in connection with vesting of restricted stock units	(7,512)	(11,816)
Net cash provided by (used in) financing activities	1,549	(8,870)
Effect of exchange rate changes on cash	(188)	(307)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,348	(69,431)
Cash, cash equivalents and restricted cash, beginning of period	113,906	272,577
Cash, cash equivalents and restricted cash, end of period	$129,254	$203,146

(1) Cash outflows from purchases of property, equipment and intangible assets for the three months ended March 31, 2019 and 2018 include $11.5 million and $4.0 million, respectively, of purchases made in prior periods that were included in accounts payable and accrued expenses as of December 31, 2018 and 2017, respectively, and exclude $12.7 million and $17.5 million of purchases made during the three months ended March 31, 2019 and 2018, respectively, that were included in accounts payable and accrued expenses as of March 31, 2019 and 2018, respectively.
(2) During the period of three months ended March 31, 2019 and 2018, the Company acquired 3,609 and 8,243 shares of its common stock, respectively, with a value of $0.3 million and $0.7 million, respectively, in return for the exercise of stock options. The acquired shares were subsequently retired.

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business

Insulet Corporation (the "Company") is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod® System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System consists of two product lines: the Omnipod Insulin Management System (“Omnipod”), which the Company has been selling since 2005, and its next generation Omnipod DASHTM Insulin Management System ("Omnipod DASH" or "DASH"), which began a U.S. limited market release in 2018. Collectively, we refer to these products as the "Omnipod System".

In addition to using the Omnipod System for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of their drugs across other therapeutic areas. The majority of the Company's drug delivery revenue currently consists of sales to Amgen supplying the Neulasta Onpro kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP” or "GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other subsequent interim period.
The unaudited consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Summary of Significant Accounting Policies
The Company's significant accounting policies are described in Note 2, "Summary of Significant Accounting Policies", in the Company's Annual Report on Form 10-K for fiscal year 2018.

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

Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in general and administrative expenses and were $2.6 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.

Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Software license costs have been reallocated from general and administrative expenses to research and development and sales and marketing expenses based on license usage. These reclassifications have no effect on previously reported net income.

Recently Adopted Accounting Standards
Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 and its related amendments (collectively referred to as ASC 842) amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not to be restated. The Company elected the package of practical expedients which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company also excludes leases with an expected term of less than one year from the application of ASC 842. The adoption of the lease standard did not change the Company's previously reported consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. Adoption of the lease standard had a material impact on its consolidated balance sheet (Note 13).
Effective January 1, 2019, the Company adopted ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 updates the current hedge accounting guidance with the objective of improving the financial reporting of hedging activities by better portraying the economic results of an entity's risk management activities in its financial statements. As the Company currently does not use derivative financial instruments, this guidance did not have any impact on the Company's financial statements upon adoption.
Effective January 1, 2019, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires that entities capitalize certain costs to implement a cloud computing arrangement that is a service contract consistent with the rules applicable to internal use software capitalization projects. The Company adopted this new guidance effective January 1, 2019, prospectively. Upon adoption, the Company defers eligible costs related to the implementation of cloud computing arrangements within other current and non-current assets and amortizes these costs over the expected term if the hosting arrangement to the same income statement line as the associated cloud operating expenses. Adoption of this standard resulted in the Company capitalizing $1.3 million of cloud computing implementation costs to the consolidated balance sheet for the period ending March 31, 2019.
Accounting Standards Issued and Not Yet Adopted
In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies the accounting for goodwill impairments by eliminating "Step 2" from the goodwill impairment test, which requires an entity to calculate the implied fair value of goodwill to measure a goodwill impairment charge, and alternatively, requires an entity to measure the impairment of goodwill assigned to a reporting unit as the amount by which the carrying value of the assets and liabilities of the reporting unit, including goodwill, exceeds the reporting unit's fair value. The guidance is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of ASU 2017-04 but does not expect it to be material to the consolidated financial statements.
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

Note 3. Revenue from Contracts with Customers

The following table summarizes revenue from contracts with customers for the three months ended March 31, 2019 and 2018:

	Three months Ended March 31,
(in thousands)	2019	2018
U.S. Omnipod	$86,103	$70,272
International Omnipod	56,888	38,404
Total Diabetes Revenue:	142,991	108,676
Drug Delivery	16,564	14,902
Total	$159,555	$123,578

Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended March 31,
	2019	2018
Amgen, Inc.	10%	12%
Ypsomed	*	27%
Cardinal Health Inc. and affiliates	10%	10%
* Represents less than 10% of consolidated revenue.
The aggregate amount of deferred revenue recorded on the balance sheet for unsatisfied performance obligations was $2.2 million and $2.1 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, respectively, $1.0 million and $0.9 million of deferred revenue is included within other long-term liabilities on the balance sheet and is expected to be satisfied over a course of less than five years. Revenue recognized during the three months ended March 31, 2019 and March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $0.9 million and  $2.1 million respectively. No revenue was recognized during the three months ended March 31, 2019 and March 31, 2018 from performance obligations satisfied or partially satisfied in previous periods.

Note 4. Investments and Fair Value

Cash and Cash Equivalents:
For the purpose of financial statement classification, the Company considers all highly-liquid investment instruments with original maturities of 90 days or less, when purchased, to be cash equivalents. Cash equivalents generally include money market mutual funds, U.S. government and agency bonds, and are carried at cost which approximates their fair value. Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on outstanding letters of credit totaling $2.7 million as of March 31, 2019 and $2.7 million as of December 31, 2018.

Marketable Securities:
The Company's short-term and long-term investments in debt securities have maturity dates that range from 1 days to 23 months as of March 31, 2019. The Company’s investment portfolio included approximately 74 available-for-sale debt securities that had insignificant unrealized loss positions as of March 31, 2019. The Company has the intent and ability to hold these investments until maturity whereby these unrealized losses are expected to be recovered. There were no charges recorded in the period for other-than-temporary declines in the fair value of available-for-sale debt securities. The Company's investments had insignificant realized gains or losses for the three months ended March 31, 2019.

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

The Company had no Level 3 assets or liabilities as of March 31, 2019.

The following table provides amortized cost, gross unrealized gains and losses, fair value and the level in the fair value hierarchy within which those measurements fall:

(in thousands)	Amortized cost	Gross Unrealized Gains	Gross Unrealized Gains (Losses)	Fair Value	Level 1	Level 2
March 31, 2019
Money market mutual funds	$26,644	$—	$—	$26,644	$26,644	$—
Total cash equivalents	$26,644	$—	$—	$26,644	$26,644	$—

U.S. government and agency bonds	$104,649	$—	$(280)	$104,369	$59,671	$44,698
Corporate bonds	75,598	37	(113)	75,522	—	75,522
Certificates of deposit	7,242	—	(13)	7,229	—	7,229
Total short-term investments	$187,489	$37	$(406)	$187,120	$59,671	$127,449

U.S. government and agency bonds	$59,877	$164	$(11)	$60,030	$49,517	$10,513
Corporate bonds	13,265	63	—	13,328	—	13,328
Certificates of deposit	3,420	11	—	3,431	—	3,431
Total long-term investments	$76,562	$238	$(11)	$76,789	$49,517	$27,272

December 31, 2018
Money market mutual funds	$47,199	$—	$—	$47,199	$47,199	$—
Total cash equivalents	$47,199	$—	$—	$47,199	$47,199	$—

U.S. government and agency bonds	$112,995	$—	$(486)	$112,509	$69,605	$42,904
Corporate bonds	56,235	—	(210)	56,025	—	56,025
Certificates of deposit	6,506	—	—	6,506	—	6,506
Total short-term investments	$175,736	$—	$(696)	$175,040	$69,605	$105,435

U.S. government and agency bonds	$90,458	$99	$(155)	$90,402	$64,086	$26,316
Corporate bonds	46,743	43	(68)	46,718	—	46,718
Certificates of deposit	3,664	—	—	3,664	—	3,664
Total long-term investments	$140,865	$142	$(223)	$140,784	$64,086	$76,698

Note 5. Convertible Debt, Net
The Company had outstanding convertible debt and related debt issuance costs on its consolidated balance sheet as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Principal amount of 1.25% Convertible Senior Notes, due September 2021	$344,992	$344,992
Principal amount of 1.375% Convertible Senior Notes, due November 2024	402,500	402,500
Unamortized debt discount	(136,673)	(143,616)
Debt issuance costs	(11,218)	(11,898)
Total convertible debt, net	$599,601	$591,978
Interest expense related to the convertible debt was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Contractual coupon interest	$2,462	$2,480
Accretion of debt discount	6,943	6,522
Amortization of debt issuance costs	680	641
Total interest expense related to convertible debt	$10,085	$9,643
Interest expense related to convertible debt for the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31, 2019
(in thousands)	1.375%	1.25%	Total
Contractual coupon interest	$1,384	$1,078	$2,462
Amortization of debt discount and issuance costs	3,879	3,744	7,623
Total interest expense related to convertible debt	$5,263	$4,822	$10,085
Total interest expense for the three months ended March 31, 2019 was $6.6 million, which includes the interest expense related to convertible debt of $10.1 million, net of capitalized interest expense of $3.5 million. Total interest expense for the three months ended March 31, 2018 was $7.9 million, which includes the interest expense related to convertible debt of $9.6 million, net of capitalized interest expense of $1.7 million.
Interest expense related to convertible debt for the three months ended March 31, 2018 is as follows:

	Three Months Ended March 31, 2018
(in thousands)	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$1,384	$1,078	$18	$2,480
Amortization of debt discount and issuance costs	3,611	3,513	39	7,163
Total interest expense related to convertible debt	$4,995	$4,591	$57	$9,643

The carrying amount and the estimated fair value of the Company's convertible debt, which is based on the Level 2 quoted market prices as of March 31, 2019 and December 31, 2018 are as follows:

	As of
	March 31, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1.375% Convertible Senior Notes, due November 2024	$294,851	$485,737	$290,972	$426,026
1.25% Convertible Senior Notes, due September 2021	304,750	558,887	301,006	483,851
Total	$599,601	$1,044,624	$591,978	$909,877

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
The Company recorded a debt discount of $120.7 million related to the 1.375% Notes resulting from the allocation of a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 6.8% per annum. The debt discount was recorded as additional paid-in capital and is being amortized as non-cash interest expense over the seven year term of the 1.375% Notes. The Company also incurred debt issuance costs and other expenses related to the 1.375% Notes of approximately $10.9 million, of which $3.3 million was reclassified as a reduction to the value of the conversion feature allocated to equity. The remaining $7.6 million of debt issuance costs is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the seven year term of the 1.375% Notes. As of March 31, 2019, the Company included $294.9 million on its balance sheet in long-term debt related to the 1.375% Notes.
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
The Company recorded a debt discount of $66.7 million related to the 1.25% Notes resulting from allocating a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 5.8% per annum. The debt discount is being amortized as non-cash interest expense over the five year term of the 1.25% Notes. The Company incurred debt issuance costs and other expenses related to this offering of approximately $11.3 million, of which $2.2 million was reclassified as a reduction to the value of the amount allocated to equity. The remainder is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the five year term of the 1.25% Notes. As of March 31, 2019, the Company has $304.8 million, net of discounts and issuance costs, on its balance sheet in long-term debt related to the 1.25% Notes.
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

The following table sets forth the components used in the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2019. Because the Company reported a net loss for the three months ended March 31, 2018, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for the three months ended March 31, 2018, as the effect would have been anti-dilutive.

(in thousands, except share and per share data)	Three months ended March 31, 2019
Numerator:
Net income	$4,378
Denominator:
Weighted average common shares outstanding	59,355,031
Effective of dilutive potential common share equivalents
Stock options	1,524,315
Restricted stock units	269,082
Convertible debt	—
Shares used for diluted net income per share	61,148,428
Net income per share:
Basic	$0.07
Diluted	$0.07
For the three months ended March 31, 2019, certain potential outstanding shares from stock options, restricted stock units and convertible debt were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based restricted stock units were excluded from the computation of diluted net income per share because the underlying performance conditions for such restricted stock units had not been met as of these dates.
The number of potential common share equivalents excluded from the computation of diluted net income (loss) per share for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
1.375% Convertible Senior Notes	4,319,429	4,319,429
2.00% Convertible Senior Notes	—	78,589
1.25% Convertible Senior Notes	5,910,954	5,910,954
Unvested restricted stock units	360,278	970,802
Stock options	280,887	3,433,110
Total potential common share equivalents excluded from computation of diluted net income (loss) per share	10,871,548	14,712,884
Note 7. Accounts Receivable, Net
Accounts receivable consist of amounts due from third-party payors, patients and third-party intermediaries. The Company records an allowance for doubtful accounts at the time potential collection risk is identified. The Company estimates its allowance based on historical experience, assessment of specific risk, and discussions with individual customers. The Company believes the reserve is adequate to mitigate current collection risk. There were no customers that represented greater than 10% of gross accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

The components of accounts receivable are as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Trade receivables	$72,513	$66,904
Allowance for doubtful accounts	(3,858)	(3,610)
Total accounts receivable, net	$68,655	$63,294

Note 8. Inventories
Inventories are carried at the lower of cost or market, determined under the first-in, first-out method, and include the costs of material, labor and overhead. Inventory has been recorded at cost, or net realizable value as appropriate, as of March 31, 2019 and December 31, 2018. The Company reviews inventories for net realizable value based on quantities on hand and expectations of future use. Work in process is calculated based upon a buildup in the stage of completion using estimated labor inputs for each stage in production.
The components of inventories are as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Raw materials	$12,246	$10,347
Work-in-process	30,922	30,222
Finished goods	30,654	30,845
Total inventories	$73,822	$71,414

Note 9. Prepaid Expenses and Other Assets

The components of prepaid expenses and other current assets are as follows:	As of
(in thousands)	March 31, 2019	December 31, 2018
Prepaid expenses and other current assets	$20,122	$16,977
Capitalized contract acquisition costs, current portion	7,906	7,277
Total prepaid expenses and other current assets	$28,028	$24,254

The components of other assets are as follows:	As of
(in thousands)	March 31, 2019	December 31, 2018
Other assets	$3,161	$2,278
Capitalized contract acquisition costs, net of current portion	17,211	15,988
Right of use asset - lease (Note 13)	8,286	—
Total other assets	$28,658	$18,266
The Company capitalizes commission costs that are related to new patient starts. These costs are deferred in other assets, net of the short term portion included in prepaid and other current assets. Costs to obtain a contract are amortized as sales and marketing expense on a straight line basis over the expected period of benefit, which considers future product upgrades for which a commission would be paid. These capitalized costs are periodically reviewed for impairment. As of March 31, 2019, capitalized contract acquisition costs were $25.1 million, including a current balance of $7.9 million and a non-current balance of $17.2 million. The Company recognized $2.0 million of amortization of capitalized commission costs during the three months ended March 31, 2019. There were no impairments to capitalized costs to obtain a contract recorded during the period.

Note 10. Goodwill and Other Intangible Assets, Net
Goodwill
The Company has $39.7 million of goodwill on its balance sheet from prior business acquisitions. The Company performs an assessment of its goodwill for impairment on at least an annual basis or whenever events or changes in circumstances indicate there might be an impairment. The Company's annual impairment test date is October 1st. There was no impairment of goodwill during the three months ended March 31, 2019.
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
The components of other intangible assets are as follows:

	As of
	March 31, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships	$8,423	$(2,087)	$6,336	$6,109	$(1,880)	$4,229
Internal-use software	10,702	(5,554)	5,148	11,262	(5,108)	6,154
Total intangible assets	$19,125	$(7,641)	$11,484	$17,371	$(6,988)	$10,383

Amortization expense for intangible assets was approximately $0.6 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense is recorded in general and administrative expenses in the consolidated statements of operations.
Amortization expense expected for the next five years and thereafter is as follows:

(in thousands)
Years Ending December 31,	Customer and Contractual Relationships	Internal-Use Software	Total
2019 (remaining)	$598	$1,312	$1,910
2020	732	1,593	2,325
2021	668	1,154	1,822
2022	668	565	1,233
2023	668	178	846
Thereafter	3,002	346	3,348
Total	$6,336	$5,148	$11,484
As of March 31, 2019, the weighted average amortization period of the Company’s customer and contractual relationships intangible assets and internal-use software intangible assets are approximately 9.1 years and 3.6 years, respectively.

Note 11. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities are as follows:

	As of
(in thousands)	March 31, 2019	December 31, 2018
Employee compensation and related costs	$31,184	$37,822
Professional and consulting services	15,405	14,925
Supplier charges	7,496	7,742
Value added taxes payable	7,898	8,463
Warranty	2,665	2,701
Other	21,297	17,320
Total accrued expenses and other current liabilities	$85,945	$88,973
Product Warranty Costs
The Company generally provides a four-year warranty on its PDMs sold in the United States and Europe and a five-year warranty on its PDMs sold in Canada and may replace any Omnipod that does not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Warranty expense is recorded in cost of goods sold on the consolidated statement of operations. Cost to service the claims reflects the current product cost. As these estimates are based on historical experience, and the Company continues to introduce new products and versions, the Company also considers the anticipated performance of the product over its warranty period in estimating warranty reserves.
A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Product warranty liability at the beginning of the period	$6,379	$5,337
Warranty expense	2,219	1,972
Warranty claims settled	(2,315)	(1,923)
Product warranty liability at the end of the period	$6,283	$5,386

Composition of balance:	As of
(in thousands)	March 31, 2019	December 31, 2018
Short-term	$2,665	$2,701
Long-term	3,618	3,678
Total warranty liability:	$6,283	$6,379

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
Fees To Former European Distributor
Following the expiration of its distribution agreement on June 30, 2018, the Company is required to pay to its former European Distributor a quarterly per-unit fee for Omnipod sales by the Company between July 1, 2018 and June 30, 2019 to certain customers of the former European Distributor. The Company is recognizing a liability and an associated intangible asset for this fee as qualifying sales occur. The actual total fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the distribution agreement, and the methodology applicable for determining this number under the agreement is subject to an active arbitration proceeding between the parties in Switzerland. The Company estimates that the final aggregate fee for the applicable twelve-month period could be in the range of approximately $10 million to $55 million. As of March 31, 2019, the Company has recognized approximately $6.4 million for fees related to Omnipod devices sold to qualifying customers during the period from July 1, 2018 through March 31, 2019.

Note 13. Leases

In February 2016, the FASB issued guidance codified in ASC Topic 842, Leases, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019. In accordance with the new lease standard, the Company determines if an arrangement is a lease at inception. Operating leases are included in other assets, other current liabilities, and other long-term liabilities on our consolidated balance sheets. The Company does not have any significant finance leases. On January 1, 2019, upon the adoption of ASC 842, the Company recorded right-of-use assets of $8.8 million and an operating lease liability of $10.8 million on its consolidated balance sheet. The difference between the approximate value of the right-of-use assets and the approximate value of the lease obligations is attributable to a cease-use liability and deferred rent.
Operating lease right-of-use assets (ROU) and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
As of March 31, 2019, the Company's right-of-use assets obtained in exchange for lease obligations are $8.3 million included in other assets and total operating lease liabilities of $10.2 million included in other current liabilities and other long-term liabilities on the consolidated balance sheet.
The Company has an operating lease of approximately 100,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease expires in November 2022 and contains escalating payments over its life. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company also leases international and certain other U.S. facilities. These operating leases expire at various dates through 2026, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases at certain times within the lease term. In the normal course of business, it is expected that these leases will be renewed.
The Company's total operating lease cost was approximately $0.9 million and $0.8 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Operating lease cost is recorded in general and administrative expenses in the consolidated statements of operations.

There have been no material changes to the Company's lease obligation in the three months ended March 31, 2019.
The future minimum undiscounted lease payments under operating leases as of March 31, 2019 are as follows:

Years Ending December 31,	(in thousands)
2019 (remaining)	$2,484
2020	2,954
2021	2,899
2022	2,575
2023	269
Thereafter	561
Total future minimum lease payments	11,742
Less: imputed interest	(1,548)
Total future minimum lease payments	$10,194

Amounts recognized in consolidated balance sheet as of March 31, 2019
Other current liabilities	$2,315
Other long-term liabilities	7,879
Total operating lease liabilities	$10,194
The Company's operating cash outflows from operating leases for the three months ended March 31, 2019 and March 31, 2018 were $0.8 million and $0.6 million, respectively.
As of March 31, 2019, the weighted average remaining lease term for operating leases is approximately 3.9 years.
As of March 31, 2019, the weighted-average discount rate used to determine the operating lease liability is 6.7%.
As of March 31, 2019, the Company has no additional operating leases that have not yet commenced.

Note 14. Stock-Based Compensation and Stockholder' Equity
The Company grants stock options, and both time-based and performance-based restricted stock units under its 2017 Stock Option and Incentive Plan and offers employees the opportunity to purchase its common stock through an Employee Stock Purchase Plan. The following table reflects the Company's stock-based compensation expense related to share-based awards recognized in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2019	2018	At March 31, 2019
Stock options	$1,640	$2,359	$13,562	2.6
Restricted stock units	3,744	5,528	38,641	2.2
Employee stock purchase plan	400	294	267	0.2
Total	$5,784	$8,181	$52,470

The following summarizes stock option activity during the three months ended March 31, 2019:

	Number of Options (#)	Weighted Average Exercise Price ($)	Aggregate Intrinsic Value ($ in thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	3,077,624	$39.16
Granted	114,040	92.16
Exercised	(273,082)	34.45	$15,810
Cancelled	(35,965)	38.32
Outstanding at March 31, 2019	2,882,617	$41.71	$153,897	5.5
Vested, March 31, 2019	2,191,005	$36.21	$129,008	4.6
Vested or expected to vest, March 31, 2019 (1)	2,743,607		$149,128

(1)	Represents total outstanding stock options as of March 31, 2019, adjusted for estimated forfeitures.

The following table summarizes the status of the Company’s restricted stock units during the three months ended March 31, 2019:

	Number of Shares (#)	Weighted Average Fair Value ($)
Outstanding at December 31, 2018	752,207	$55.02
Granted	261,650	91.64
Vested	(266,448)	42.70
Forfeited	(13,163)	64.61
Outstanding at March 31, 2019	734,246	$72.37

Note 15. Income Taxes
The Company accounts for income taxes in accordance with ASC 740-10, Income Taxes (“ASC 740-10”). The Tax Cuts and Jobs Act ("Tax Reform Act") was enacted into law in December 2017. Among other changes, the Tax Reform Act subjects the Company to current tax on global intangible low-taxed income ("GILTI") earned by certain of its foreign subsidiaries. The Company has elected to recognize the income tax related to GILTI as a period expense in the period the tax is incurred or expected to occur. The inclusion of GILTI had no impact on the Company's income tax expense or effective tax rate in the period due to the full valuation allowance applied to the U.S. entity.
The Company files federal, state and foreign tax returns. These returns are generally open to examination by the relevant tax authorities from three to four years from the date they are filed, although there is variation by jurisdiction. The tax filings relating to the Company's US federal and state tax returns are currently open to examination for tax years 2015 through 2017 and 2014 through 2017, respectively. In addition, the Company has generated tax losses since its inception in 2000 until 2018, and beginning in 2018 forward, the Company expects to generate taxable income. The years in which losses were generated may be subject to examination if the losses are carried forward and utilized in future years.
As of March 31, 2019 and December 31, 2018, the Company has provided a full valuation allowance against its domestic US federal and state net deferred tax asset because it is not more likely than not that the future tax benefit will be realized. In addition, the Company has a net deferred tax asset in foreign jurisdictions where no valuation allowance is recorded as it is more likely than not that the future tax benefit will be realized. As of March 31, 2019, the Company had no uncertain tax positions.
Income tax expense was $0.3 million and $0.3 million for the three months ended March 31, 2019 and 2018. Income tax expense for both was primarily driven by state taxes in the United States and taxable income generated in foreign jurisdictions, mainly the United Kingdom and Canada.

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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and other factors described in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2019 in the section entitled “Risk Factors" and in other filings made by us from time to time with the Securities and Exchange Commission. Accordingly, you should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements. The forward-looking statements made in this quarterly report on Form 10-Q relate only to events as of the date of this report. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. The majority of our drug delivery revenue currently consists of sales of pods to Amgen supplying the Neulasta Onpro kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.

We have substantially completed the construction of a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in the second quarter of 2019. The facility also serves as our global headquarters. We expect that, following start up related activities, the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth. From the purchase of this facility in late 2016 through March 31, 2019, capital expenditures for the construction of the Acton facility and related equipment purchases have been approximately $233 million. In 2019, we expect to invest additional capital in this facility to support our growth, funded by our existing cash and investments.

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

In June 2018, the FDA provided clearance for the commercial distribution of our DASH TM System, which is our next-generation digital mobile Omnipod platform, featuring a secured Bluetooth enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. We began a U.S. full market release of Omnipod DASH TM at the end of the first quarter of 2019.

First Quarter 2019 Revenue Results:
Total revenue of $159.6 million

•	U.S. Omnipod revenue of $86.1 million

•	International Omnipod revenue of $56.9 million

•	Drug Delivery revenue of $16.6 million
Our long-term financial objective is to sustain profitable growth. We expect our efforts in 2019 to focus primarily on constructing and commissioning our U.S. manufacturing facility, continuing to establish our European operations, launching new products, such as the DASH TM Omnipod System, continuing our product development efforts, and working with Medicare, Medicaid and commercial payors and intermediaries to expand access. Achieving these objectives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

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
Research and development. Research and development expenses consist primarily of personnel costs, license fees and outside service expenses within our product development, regulatory and clinical functions as well as innovations related to our global supply chain and manufacturing process. Research and development expenses also include engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility. We generally expense research and development costs as incurred.
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
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, legal, information technology support and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping, handling and facilities-related costs including depreciation of office facility-related property and equipment.

Results of Operations
This section discusses our consolidated results of operations for the first quarter and the three months ended March 31, 2019 compared to the same period of 2018, and should be read in conjunction with the consolidated financial statements and accompanying condensed notes included in this Form 10-Q.
TABLE 1: RESULTS OF OPERATIONS

(Unaudited)	Three Months Ended March 31,
(in thousands)	2019	2018	Change $	Change %
Revenue:
U.S. Omnipod	$86,103	$70,272	$15,831	23%
International Omnipod	56,888	38,404	18,484	48%
Total Diabetes Revenue	142,991	108,676	34,315	32%
Drug Delivery	16,564	14,902	1,662	11%
Total revenue	159,555	123,578	35,977	29%
Cost of revenue	52,859	47,763	5,096	11%
Gross profit	106,696	75,815	30,881	41%
Gross margin	66.9%	61.4%
Operating expenses:
Research and development	31,954	20,267	11,687	58%
Sales and marketing	41,616	33,049	8,567	26%
General and administrative	25,861	22,499	3,362	15%
Total operating expenses	99,431	75,815	23,616	31%
Operating income (loss)	7,265	—	7,265
Interest expense and other, net	2,561	6,236	(3,675)	(59)%
Income (loss) before income taxes	4,704	(6,236)	10,940	175%
Income tax expense	326	333	(7)	(2)%
Net income (loss)	$4,378	$(6,569)	$10,947	167%
Revenue
Our total revenue increased to $159.6 million, up $36.0 million, or 29%, in the first quarter of 2019 compared to the first quarter of 2018, primarily due to continued growth in our International and U.S. Omnipod revenue. Our International Omnipod revenue increased to $56.9 million, up $18.5 million, or 48%, over the same period in 2018. The growth in our international revenue was driven by favorable pricing as a result of our commencement of direct sales of our Omnipod System across Europe following the expiration of our distribution agreement with our former European Distributor on June 30, 2018. Our U.S. Omnipod revenue increased to $86.1 million, up $15.8 million, or 23%, primarily due to growth in our Omnipod customer base as we continue to expand awareness of and access to the Omnipod System. Our drug delivery revenue increased to $16.6 million, up $1.7 million, or 11% over the same period in 2018. The growth in our drug delivery revenue is due to higher volume during the period.

For 2019, we expect strong revenue growth driven by continued Omnipod expansion globally, partially offset by lower drug delivery revenue. Internationally, we expect higher revenues primarily due to increasing sales as a result of greater awareness and availability for the Omnipod and the full year effect of more favorable pricing as a result of our mid-2018 transition to direct commercial operations in Europe. In the U.S., we expect higher revenues primarily due to increasing sales as a result of expanded payor coverage, greater awareness and availability for the Omnipod, and additional expansion of our U.S. sales force and customer support personnel to support our continued growth.
Cost of Revenue
Cost of revenue increased to $52.9 million, up $5.1 million, or 11%, in the first quarter of 2019 compared to the same period in 2018 due to increased sales volumes, partially offset by improvements in manufacturing and supply chain operations.
Gross Margin
Gross margin increased to 66.9%, up 550 basis points in the first quarter of 2019 compared to the same period in 2018. The increase in gross margin was due primarily to (i) favorable pricing following expiration of our former distributor agreement in Europe and (ii) lower product cost as a result of continued improvements in manufacturing and supply chain operations. For 2019, we expect full year gross margins to be relatively consistent with 2018, as the benefits of continued improvements in manufacturing and supply chain operations and the full year effect of our mid-2018 assumption of direct commercial operations in Europe is expected to be offset by start-up costs and inefficiencies as we ramp up our new U.S. manufacturing operations.

Research and Development
Research and development expenses increased to $32.0 million, up $11.7 million, or 58%, for the three month period ended March 31, 2019 compared to the same period in 2018. The increase in research and development expenses was primarily due to an increase in expenses related to our development projects, including Omnipod DASH, and our Omnipod Horizon automated insulin delivery system. Research and development expenses also increased due to engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility, with planned production beginning in the second quarter of 2019. For 2019, we expect overall research and development spending to increase as compared to 2018 primarily due to the development efforts for our ongoing projects.
Sales and Marketing
Sales and marketing expenses increased to $41.6 million, up $8.6 million, or 26%, for the three month period ended March 31, 2019 compared to the same period in 2018. These increases were primarily attributable to investments to support our assumption in mid-2018 of direct commercial support for Omnipod in Europe as well as the expansion of our U.S. sales force and customer support personnel. We expect sales and marketing expenses in 2019 to increase as compared to 2018 due to additional expansion of our U.S. sales force and customer support personnel to support our continued growth and the full year effect of our mid-2018 assumption of direct commercial operations in Europe.
General and Administrative
General and administrative expenses increased to $25.9 million, up $3.4 million, or 15%, for the three month period ended March 31, 2019 compared to the same period in 2018. This increase was primarily attributable to severance-related charges for certain executives as well as increased personnel-related costs and fees related to our assumption in mid-2018 of direct support for Omnipod in Europe. For 2019, we expect overall general and administrative expenses to increase as compared to 2018 as we continue to grow the business and make investments in our operating structure to support continued growth as well as the full-year effect of our establishment of direct commercial operations in Europe in 2018.
Interest Expense and Other, Net
Interest expense and other, net, decreased to $2.6 million, down $3.7 million, or 59%, for the three month period ended March 31, 2019 compared to the same period in 2018. The decrease is primarily due to an increase in interest capitalized as part of the cost of our U.S. manufacturing facility along with an insurance recovery settlement received of $1.8 million for damaged inventory in excess of our cost.

Liquidity and Capital Resources
As of March 31, 2019, we had $129.3 million in cash and cash equivalents and $263.9 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we are constructing a highly-automated manufacturing facility in Acton, Massachusetts, with planned production out of the facility beginning in the second quarter of 2019. This facility serves as our global headquarters. As a result, capital expenditures have increased above historic levels to fund the construction of the Acton facility and related equipment purchases. As of March 31, 2019 investments in the Acton facility were approximately $233 million. We expect capital expenditures in 2019 to be relatively consistent with 2018 as we continue to expand capacity in our U.S. operations in support of our growth and profitability objectives.
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

Convertible Debt
To finance our operations and global expansion, we have periodically issued and sold Convertible Senior Notes, which are convertible into our common stock. As of March 31, 2019, the following notes were outstanding:

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
Summary of Cash Flows

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash provided by (used in):
Operating activities	$6,367	$(4,266)
Investing activities	7,620	(55,988)
Financing activities	1,549	(8,870)
Effect of exchange rate changes on cash	(188)	(307)
Net increase (decrease) in cash and cash equivalents	$15,348	$(69,431)

Operating Activities
Our net cash provided by operating activities for the three months ended March 31, 2019 was $6.4 million, compared to net cash used in operating activities of $4.3 million in the same period of 2018. The increase in cash provided by operating activities in the current period is primarily due to the generation of positive net income in the period compared to a net loss in the same period of 2018 as well as favorable working capital.
Investing Activities
Our net cash provided by investing activities for the three months ended March 31, 2019 was $7.6 million compared to net cash used in investing activities of $56.0 million in the same period of 2018. The decrease in investing activities in the current year is primarily due to lower net purchases of marketable securities, partially offset by an increase in capital expenditures in the current period, primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts.
Financing Activities
Our net cash provided by financing activities for the three months ended March 31, 2019 was $1.5 million as compared to net cash used in financing activities of $8.9 million in the same period of 2018. The change was primarily attributable to higher proceeds from exercise of employee stock options, net of payments made for withholding taxes in connection with vesting of restricted stock units.
Commitments and Contingencies
We primarily lease our facilities in Massachusetts, California, and the United Kingdom. Refer to Note 13 to the consolidated financial statements included in this Form 10-Q for further information regarding our leases.
Legal Proceedings
The significant estimates and judgments related with establishing litigation reserves are discussed under "Legal Proceedings" in Note 12 to the consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet financing arrangements.

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
We have reviewed our policies and estimates to determine our critical accounting policies for the three months ended March 31, 2019. We have made no material changes to the critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2018 other than our accounting policies related to leases as a result of the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), which was adopted on January 1, 2019 as further described in Note 13 to the consolidated financial statements included in this Form 10-Q.
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
As of March 31, 2019, we had outstanding debt related to our Convertible Senior Notes recorded on our consolidated balance sheet of $599.6 million, net of unamortized discount and issuance costs totaling $147.9 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the debt, which is disclosed in Note 5 to the consolidated financial statements, is also impacted by changes on our stock price.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 12 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. These risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

10.1	Offer Letter between Wayde D. McMillan and Insulet Corporation, dated January 3, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2019).

10.2	Offer Letter between John W. Kapples and Insulet Corporation, dated January 22, 2019.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018

(ii) Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(iii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(iv) Consolidated Statements of Stockholders' Equity for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (Unaudited)

(vi) Condensed Notes to Consolidated Financial Statements (Unaudited)

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

INSULET CORPORATION (Registrant)

Date:	May 2, 2019	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	May 2, 2019	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)