Form 10-Q
period 2019-06-30
INSULET CORP
filed 2019-08-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
_____________________________________________________
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)
________________________________________________________________________________________________________

Delaware			04-3523891
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

100 Nagog Park	Acton	Massachusetts	01720
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s Telephone Number, Including Area Code: (978) 600-7000
________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  x
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC
As of July 25, 2019, the registrant had 60,271,673 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$119,867	$113,906
Short-term investments	189,881	175,040
Accounts receivable trade, less allowance for doubtful accounts of $4,098 and $3,610	66,958	63,294
Unbilled receivable	11,781	13,378
Inventories	85,109	71,414
Prepaid expenses and other current assets	25,211	24,254
Total current assets	498,807	461,286
Long-term investments	62,677	140,784
Property and equipment, net	334,025	258,379
Other intangible assets, net	13,040	10,383
Goodwill	39,739	39,646
Other assets	29,435	18,266
Total assets	$977,723	$928,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$24,752	$25,500
Accrued expenses and other current liabilities	81,021	90,157
Total current liabilities	105,773	115,657
Convertible debt, net	607,351	591,978
Other liabilities	14,819	9,010
Total liabilities	727,943	716,645
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 60,149,926 and 59,188,758 issued and outstanding	60	59
Additional paid-in capital	930,383	898,559
Accumulated other comprehensive loss	(2,829)	(2,905)
Accumulated deficit	(677,834)	(683,614)
Total stockholders’ equity	249,780	212,099
Total liabilities and stockholders’ equity	$977,723	$928,744

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$177,136	$124,262	$336,691	$247,840
Cost of revenue	60,718	42,190	113,577	89,953
Gross profit	116,418	82,072	223,114	157,887
Operating expenses:
Research and development	32,264	18,801	64,218	39,068
Sales and marketing	47,401	36,575	89,017	69,624
General and administrative	29,150	22,371	55,011	44,870
Total operating expenses	108,815	77,747	208,246	153,562
Operating income	7,603	4,325	14,868	4,325
Interest expense, net of portion capitalized	(7,642)	(7,290)	(14,257)	(15,208)
Other income, net	1,923	1,686	5,977	3,368
Income (loss) before income taxes	1,884	(1,279)	6,588	(7,515)
Income tax expense	482	412	808	745
Net income (loss)	$1,402	$(1,691)	$5,780	$(8,260)
Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.10	$(0.14)
Diluted	$0.02	$(0.03)	$0.09	$(0.14)
Weighted-average number of shares used in calculating net income (loss) per share:
Basic	59,844,991	58,833,498	59,601,365	58,659,111
Diluted	61,486,325	58,833,498	61,332,451	58,659,111

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$1,402	$(1,691)	$5,780	$(8,260)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment, net of tax	(359)	(741)	(1,174)	(1,059)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	615	(109)	1,250	(834)
Total other comprehensive income (loss), net of tax	256	(850)	76	(1,893)
Total comprehensive income (loss)	$1,658	$(2,541)	$5,856	$(10,153)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Consolidated Statement of Stockholders' Equity for the three months ended June 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at March 31, 2019	59,638,439	$60	$905,891	$(679,236)	$(3,085)	$223,630
Exercise of options to purchase common stock	447,214	—	14,599			14,599
Issuance for employee stock purchase plan	27,613	—	2,030			2,030
Stock-based compensation expense			8,294			8,294
Restricted stock units vested, net of shares withheld for taxes	36,660	—	(431)			(431)
Net income				1,402		1,402
Other comprehensive income					256	256
Balance at June 30, 2019	60,149,926	$60	$930,383	$(677,834)	$(2,829)	$249,780

Consolidated Statement of Stockholders' Equity for the three months ended June 30, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at March 31, 2018	58,723,242	$59	$865,520	$(693,475)	$(1,536)	$170,568
Exercise of options to purchase common stock	194,327	—	6,780			6,780
Issuance for employee stock purchase plan	24,643	—	1,481			1,481
Stock-based compensation expense			6,936			6,936
Restricted stock units vested, net of shares withheld for taxes	33,183	—	(876)			(876)
Debt retirement			(3,200)			(3,200)
Net loss				(1,691)		(1,691)
Other comprehensive loss					(850)	(850)
Balance at June 30, 2018	58,975,395	$59	$876,641	$(695,166)	$(2,386)	$179,148

The accompanying condensed notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2018	59,188,758	$59	$898,559	$(683,614)	$(2,905)	$212,099
Exercise of options to purchase common stock	716,687	1	23,659			23,660
Issuance for employee stock purchase plan	27,613	—	2,030			2,030
Stock-based compensation expense			14,078			14,078
Restricted stock units vested, net of shares withheld for taxes	216,868	—	(7,943)			(7,943)
Net income				5,780		5,780
Other comprehensive income					76	76
Balance at June 30, 2019	60,149,926	$60	$930,383	$(677,834)	$(2,829)	$249,780

Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2017	58,319,348	$58	$866,206	$(707,255)	$(493)	$158,516
Exercise of options to purchase common stock	308,369	—	9,741			9,741
Issuance for employee stock purchase plan	24,643	—	1,481			1,481
Stock-based compensation expense			15,117			15,117
Restricted stock units vested, net of shares withheld for taxes	323,035	1	(12,692)			(12,691)
Debt retirement			(3,212)			(3,212)
Adoption of ASC 606				20,349		20,349
Net loss				(8,260)		(8,260)
Other comprehensive loss					(1,893)	(1,893)
Balance at June 30, 2018	58,975,395	$59	$876,641	$(695,166)	$(2,386)	$179,148

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$5,780	$(8,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	11,026	7,131
Non-cash interest expense	15,372	14,427
Stock-based compensation expense	14,078	15,117
Provision for bad debts	1,969	1,586
Other	(589)	(130)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(5,406)	(7,217)
Inventories	(14,005)	(7,959)
Prepaid expenses and other assets	(3,076)	(4,823)
Accounts payable, accrued expenses and other current liabilities	(3,749)	(17,873)
Deferred revenue	190	(2,626)
Other liabilities	(1,313)	232
Net cash provided by (used in) operating activities	20,277	(10,395)
Cash flows from investing activities
Purchases of property, equipment	(91,949)	(87,730)
Acquisition of intangible assets	(4,965)	(2,207)
Purchases of investments	(39,065)	(117,940)
Receipts from the maturity or sale of investments	104,186	90,774
Net cash used in investing activities	(31,793)	(117,103)
Cash flows from financing activities
Repayment of convertible debt	—	(6,687)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	25,690	11,206
Payments for taxes related to net share settlement of equity awards	(7,943)	(12,691)
Net cash provided by (used in) financing activities	17,747	(8,172)
Effect of exchange rate changes on cash	(270)	(661)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,961	(136,331)
Cash, cash equivalents and restricted cash at beginning of period	113,906	272,577
Cash, cash equivalents and restricted cash at end of period	$119,867	$136,246
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$3,051	$12,300

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Nature of the Business
Insulet Corporation (“Insulet”) is primarily engaged in the development, manufacturing and sale of its proprietary Omnipod® System, an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System consists of two product lines: the Omnipod Insulin Management System (“Omnipod”), which Insulet has been selling since 2005, and its next generation Omnipod DASHTM Insulin Management System (“Omnipod DASH” or “DASH”). Insulet began a full market release of Omnipod DASH in the United States at the end of the first quarter of 2019. Collectively, these products are referred to as the “Omnipod System”.
In addition to using the Omnipod System for insulin delivery, Insulet also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of their drugs across other therapeutic areas. The majority of Insulet's drug delivery revenue currently consists of sales to Amgen supplying the Neulasta® Onpro® kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.

Note 2. Basis of Presentation
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet and its subsidiaries (the “Company”). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. Actual results may differ from those estimates. In management's opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These consolidated financial statements do not include all of the annual disclosures required by U.S. GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Shipping and Handling Costs
Shipping and handling costs are included in general and administrative expenses and were $2.3 million and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and were $4.9 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.

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

Recently Adopted Accounting Standards
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 and its related amendments (collectively referred to as ASC 842), which amends the guidance in former ASC Topic 840, Leases. The new standard requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not restated. The Company elected the practical expedients that permit the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company also excludes leases with an expected term of less than one year from the application of ASC 842. Adoption of the lease standard had a material impact on the Company's consolidated balance sheet, which is disclosed in Note 11.
Effective January 1, 2019, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires certain costs to implement a cloud computing arrangement that is a service contract to be capitalized consistent with the rules applicable to internal-use software capitalization projects. The Company adopted this new guidance effective January 1, 2019, prospectively. The Company defers eligible costs related to the implementation of cloud computing arrangements within other current and non-current assets and amortizes such costs over the expected term of the hosting arrangement to the same income statement line as the associated cloud operating expenses. Adoption of this standard resulted in the Company capitalizing $0.7 million and $2.0 million of cloud computing implementation costs for the three and six months ended June 30, 2019, respectively.

Note 3. Revenue and Contract Acquisition Costs
The following table summarizes revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
U.S. Omnipod	$98,074	$78,047	$184,177	$148,319
International Omnipod	62,736	28,509	119,624	66,913
Total Diabetes Revenue	160,810	106,556	303,801	215,232
Drug Delivery	16,326	17,706	32,890	32,608
Total	$177,136	$124,262	$336,691	$247,840

Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amgen, Inc.	*	14%	10%	13%
Ypsomed	*	*	*	17%
Cardinal Health Inc. and affiliates	12%	13%	11%	12%
* Represents less than 10% of consolidated revenue.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$1,374	$1,184
Other liabilities	986	931
Total deferred revenue	$2,360	$2,115

Revenue recognized during the three and six months ended June 30, 2019 included in deferred revenue at the beginning of 2019 was $0.2 million and $1.1 million, respectively. Revenue recognized during the three and six months ended June 30, 2018 included in deferred revenue at the beginning of 2018 was $1.1 million and $2.4 million, respectively. No revenue was recognized during the three and six months ended June 30, 2019 and 2018 from performance obligations satisfied or partially satisfied in previous periods.
Contract acquisition costs, representing capitalized commissions costs related to new patient starts, net of amortization, were included in the following consolidated balance sheet accounts in the amounts shown:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$8,452	$7,277
Other assets	18,183	15,988
Total capitalized contract acquisition costs, net	$26,635	$23,265

The Company recognized $2.1 million and $4.1 million of amortization of capitalized contract acquisition costs during the three and six months ended June 30, 2019, respectively.

Note 4. Investments
Cash and Cash Equivalents
Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on outstanding letters of credit totaling $2.7 million at both June 30, 2019 and December 31, 2018.

Marketable Securities
The Company's short-term and long-term investments in debt securities had maturity dates that range from 8 days to 23 months as of June 30, 2019. The Company’s investment portfolio included approximately 40 available-for-sale debt securities that had insignificant unrealized loss positions as of June 30, 2019 and December 31, 2018. The Company's investments had insignificant realized gains or losses for both the three and six months ended June 30, 2019 and June 30, 2018.
The Company uses the following fair value hierarchy to measure the fair value of assets and liabilities:
Level 1 — quoted prices in active markets for identical assets or liabilities;
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities;
Level 3 — unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions. The Company had no Level 3 assets or liabilities as of June 30, 2019 and December 31, 2018.
The following table provides amortized cost, gross unrealized gains and losses, fair value and the level in the fair value hierarchy for the Company's investments as of June 30, 2019 and December 31, 2018:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Level 1	Level 2
June 30, 2019
Money market mutual funds	$50,427	$—	$—	$50,427	$45,439	$4,988
Total cash equivalents	$50,427	$—	$—	$50,427	$45,439	$4,988

U.S. government and agency bonds	$103,776	$69	$(67)	$103,778	$69,779	$33,999
Corporate bonds	76,256	162	(13)	76,405	—	76,405
Certificates of deposit	9,688	13	(3)	9,698	—	9,698
Total short-term investments	$189,720	$244	$(83)	$189,881	$69,779	$120,102

U.S. government and agency bonds	$57,647	$294	$(3)	$57,938	$29,915	$28,023
Corporate bonds	814	44	(40)	818	—	818
Certificates of deposit	3,904	17	—	3,921	—	3,921
Total long-term investments	$62,365	$355	$(43)	$62,677	$29,915	$32,762

December 31, 2018
Money market mutual funds	$47,199	$—	$—	$47,199	$47,199	$—
Total cash equivalents	$47,199	$—	$—	$47,199	$47,199	$—

U.S. government and agency bonds	$112,995	$—	$(486)	$112,509	$69,605	$42,904
Corporate bonds	56,235	—	(210)	56,025	—	56,025
Certificates of deposit	6,506	—	—	6,506	—	6,506
Total short-term investments	$175,736	$—	$(696)	$175,040	$69,605	$105,435

U.S. government and agency bonds	$90,458	$99	$(155)	$90,402	$64,086	$26,316
Corporate bonds	46,743	43	(68)	46,718	—	46,718
Certificates of deposit	3,664	—	—	3,664	—	3,664
Total long-term investments	$140,865	$142	$(223)	$140,784	$64,086	$76,698

Note 5. Convertible Debt, Net
The Company had outstanding convertible debt and related debt issuance costs on its consolidated balance sheet as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
1.25% Convertible Senior Notes, due September 2021	$344,992	$344,992
1.375% Convertible Senior Notes, due November 2024	402,500	402,500
Unamortized debt discount	(129,616)	(143,616)
Debt issuance costs	(10,525)	(11,898)
Total convertible debt, net	$607,351	$591,978

The carrying amount and the estimated fair value of the Company's convertible debt, which is based on the Level 2 quoted market prices as of June 30, 2019 and December 31, 2018 were as follows:

	As of
	June 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1.25% Convertible Senior Notes, due September 2021	$308,574	$693,455	$301,006	$483,851
1.375% Convertible Senior Notes, due November 2024	298,777	512,797	290,972	426,026
Total	$607,351	$1,206,252	$591,978	$909,877

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
The table below sets forth the components used in the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2019. Because the Company reported a net loss for the three and six months ended June 30, 2018, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for three and six months ended June 30, 2018, as the effect would have been anti-dilutive.

	June 30, 2019
(in thousands, except share and per share data)	Three Months Ended	Six Months Ended
Numerator:
Net income	$1,402	$5,780
Denominator:
Basic weighted average common shares outstanding	59,844,991	59,601,365
Effect of dilutive securities
Stock options	1,479,713	1,513,886
Restricted stock units	161,621	217,200
Convertible debt	—	—
Diluted shares	61,486,325	61,332,451
Net income per share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.09

For the three and six months ended June 30, 2019, certain potential outstanding shares from stock options, restricted stock units and convertible debt were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based restricted stock units were excluded from the computation of diluted net income per share because the underlying performance conditions for such restricted stock units had not yet been met.

The number of potential common share equivalents excluded from the computation of diluted net income (loss) per share for the three and six months ended June 30, 2019 and 2018 are as follows:

	June 30, 2019		June 30, 2018
	Three Months Ended	Six Months Ended	Three and Six Months Ended
1.25% Convertible Senior Notes	5,910,954	5,910,954	5,910,954
1.375% Convertible Senior Notes	4,319,429	4,319,429	4,319,429
Unvested restricted stock units	426,550	421,776	914,710
Stock options	181,132	231,289	3,199,238
Total	10,838,065	10,883,448	14,344,331

Note 7. Inventories
At the end of each period, inventories were comprised of the following:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Raw materials	$17,960	$10,347
Work-in-process	26,979	30,222
Finished goods	40,170	30,845
Total inventories	$85,109	$71,414

Note 8. Goodwill and Other Intangible Assets, Net
The changes in the carrying amounts of goodwill for the six months ended June 30, 2019 were as follows:

(in thousands)
Goodwill at December 31, 2018	$39,646
Foreign currency translation	93
Goodwill at June 30, 2019	$39,739

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	As of
	June 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships	$9,850	$(2,326)	$7,524	$6,109	$(1,880)	$4,229
Internal-use software	10,581	(5,940)	4,641	11,262	(5,108)	6,154
Intellectual property	875	—	875	—	—	—
Total	$21,306	$(8,266)	$13,040	$17,371	$(6,988)	$10,383

Amortization expense for intangible assets was $0.6 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $1.2 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

Estimated future amortization expense by year is as follows:

Years Ending December 31,	(in thousands)
2019 (remaining)	$1,405
2020	2,547
2021	2,043
2022	1,460
2023	1,021
Thereafter	4,564
Total	$13,040

Note 9. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Employee compensation and related costs	$34,348	$37,822
Professional and consulting services	12,856	14,925
Supplier purchases	3,089	7,742
Value added taxes payable	3,527	8,463
Other	27,201	21,205
Accrued expenses and other current liabilities	$81,021	$90,157

Product Warranty Costs
The Company provides a four-year warranty on Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on PDMs sold in Canada and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of goods sold in the consolidated statements of operations. Cost to service the claims reflects the current product cost. A reconciliation of the changes in the Company’s product warranty liability is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Product warranty liability at beginning of period	$6,283	$5,386	$6,379	$5,337
Warranty expense	3,147	1,529	5,366	3,501
Warranty claims settled	(2,791)	(1,412)	(5,106)	(3,335)
Product warranty liability at end of period	$6,639	$5,503	$6,639	$5,503

Product warranty liability was included in the following consolidated balance sheet accounts in the amounts shown:

	As of
(in thousands)	June 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$2,906	$2,701
Other liabilities	3,733	3,678
Total	$6,639	$6,379

Note 10. Commitments and Contingencies
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain individual and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, (“ATRS”) alleged that the Company (and certain executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations, and prospects. On February 8, 2018, the parties executed a binding stipulation of settlement, under which all claims were released and a payment was made into an escrow account for the plaintiffs and the class they purport to represent. On August 6, 2018, the Court issued an order approving the settlement. The Company had previously accrued fees and expenses in connection with this matter for the amount of the final settlement liability that was not covered by insurance, the amount of which was not material to the Company's consolidated financial statements.
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
Fees To Former European Distributor
Following the expiration of an agreement with a former European distributor on June 30, 2018, the Company was required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The Company recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. The Company estimates that the final aggregate fee is in the range of $5 million to $55 million. As of June 30, 2019, the Company had recognized $7.8 million for fees related to Omnipod devices sold to qualifying customers during the period from July 1, 2018 through June 30, 2019.

Note 11. Leases
As discussed in Note 2, ASC 842 requires lessees to recognize ROU assets and lease liabilities on the balance sheet for those leases classified as operating leases. In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate in determining the present value of future payments since most of its leases do not provide an implicit interest rate. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. On January 1, 2019, upon the adoption of ASC 842, the Company recorded ROU assets of $8.8 million and operating lease liabilities of $10.8 million on its consolidated balance sheet. The difference between the approximate value of the ROU assets and the approximate value of the lease obligations is primarily attributable to a former cease-use liability.
The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
The Company leases approximately 100,000 square feet of laboratory and office space in Billerica, Massachusetts. The lease expires in November 2022 and contains escalating payments over its life. Additionally, the Company leases approximately 29,000 square feet of warehousing space in Billerica, Massachusetts under a lease expiring in September 2019. The Company also leases international and certain other U.S. facilities. These operating leases expire at various dates through 2026, some of which may include options to extend the leases for up to 5 years, and some of which may include options to terminate the leases at certain times within the lease term. In the normal course of business, it is expected that these leases will be renewed.

The Company's total operating lease cost, which is recorded in general and administrative expenses in the consolidated statements of operations, was $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.8 million and $1.6 million for three and six months ended June 30, 2019, respectively. The future minimum undiscounted lease payments under operating leases as of June 30, 2019 are as follows:

Years Ending December 31,	(in thousands)
2019 (remaining)	$1,659
2020	2,955
2021	2,899
2022	2,575
2023	269
Thereafter	561
Total future minimum lease payments	10,918
Less: imputed interest	(1,089)
Present value of future minimum lease payments	$9,829

As of June 30, 2019, ROU assets and operating lease liabilities were included in the following consolidated balance sheet accounts in the amounts shown:

As of June 30, 2019	(in thousands)
ROU asset:
Other assets	$8,020

Operating lease liabilities:
Accrued expenses and other current liabilities	$2,333
Other liabilities	7,496
Total	$9,829

As of June 30, 2019, the weighted average remaining lease term for operating leases was 3.7 years and the weighted-average discount rate used to determine the operating lease liability was 6.7%.

Note 12. Stock-Based Compensation
The following table reflects the Company's stock-based compensation expense related to share-based awards for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,		Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2019	2018	2019	2018	At June 30, 2019
Stock options	$1,583	$2,272	$3,223	$4,630	$10,906	2.7
Restricted stock units	6,393	4,371	10,137	9,899	39,369	2.2
Employee stock purchase plan	318	294	718	588	739	0.4
Total	$8,294	$6,937	$14,078	$15,117	$51,014

The following summarizes stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2018	3,077,624	$39.16
Granted	125,640	93.16
Exercised	(721,041)	33.42	$49,242
Forfeited / Expired	(111,604)	48.06
Outstanding at June 30, 2019	2,370,619	$43.35	$180,231	5.3
Vested, June 30, 2019	1,839,054	$37.50	$150,573	4.5
Vested or expected to vest, June 30, 2019 (1)	2,309,525		$177,471

(1)	Represents total outstanding stock options as of June 30, 2019, adjusted for estimated forfeitures.
The following table summarizes activity for the Company’s restricted stock units during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2018	752,207	$55.02
Granted	311,950	93.79
Vested	(307,217)	45.36
Forfeited	(51,645)	63.77
Outstanding at June 30, 2019	705,295	$75.73

Note 13. Interest Expense
Interest expense, net of portion capitalized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Contractual coupon interest	$2,462	$2,462	$4,924	$4,942
Accretion of debt discount	7,057	6,616	14,000	13,138
Amortization of debt issuance costs	692	648	1,372	1,289
Capitalized interest	(2,569)	(2,436)	(6,039)	(4,161)
Interest expense, net of portion capitalized	$7,642	$7,290	$14,257	$15,208

Interest expense related to convertible debt for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
(in thousands)	1.375%	1.25%	2.0%	Total	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$1,384	$1,078	$—	$2,462	$2,768	$2,156	$—	$4,924
Amortization of debt discount and issuance costs	3,924	3,825	—	7,749	7,803	7,569	—	15,372
Total	$5,308	$4,903	$—	$10,211	$10,571	$9,725	$—	$20,296

Interest expense related to convertible debt for the three and six months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
(in thousands)	1.375%	1.25%	2.0%	Total	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$1,383	$1,078	$1	$2,462	$2,767	$2,156	$19	$4,942
Amortization of debt discount and issuance costs	3,654	3,589	21	7,264	7,265	7,102	60	14,427
Total	$5,037	$4,667	$22	$9,726	$10,032	$9,258	$79	$19,369

Note 14. Income Tax Expense
The Company's effective tax rate for the three and six months ended June 30, 2019 was a positive rate of 25.6% and 12.3%, compared with a negative rate of 32.2% and 9.9% for the same periods of 2018. The negative effective tax rate in the 2018 periods resulted from recording state income and foreign taxes in jurisdictions with taxable income, mainly the United Kingdom and Canada. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets; primarily in the United States. As of June 30, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its U.S. net deferred tax assets based on the determination that it is not more likely than not these future benefits will be realized before expiration.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our annual report on Form 10-K for the year ended December 31, 2018 and in this quarterly report.
Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod System (“Omnipod”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. We estimate that approximately one-third of the Type 1 diabetes population in the United States and less than one-fifth of the Type 1 diabetes population outside of the United States use insulin pump therapy. An even smaller portion of the Type 2 diabetes population in and outside of the United States who are insulin-dependent use insulin pump therapy. The Omnipod System features two discreet, easy-to-use devices: a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that is worn on the body for approximately three days at a time; and its wireless companion, the handheld Personal Diabetes Manager (“PDM”). The Omnipod System communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. We believe that the Omnipod’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
We have been selling the Omnipod since 2005 and currently sell both direct to customers, through distribution partners and most recently through the pharmacy channel. The Omnipod is currently available in multiple countries in Europe, as well as in the United States, Canada and Israel. On July 1, 2018 we assumed all commercial activities (including, among other things, distribution, sales, marketing, training and support) for our Omnipod System across Europe following the expiration of an agreement with our former European distributor.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. The majority of our drug delivery revenue currently consists of sales of Pods to Amgen supplying the Neulasta® Onpro® kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection during intense chemotherapy.
In June 2018, the FDA cleared our Omnipod DASHTM Insulin Management System (“Omnipod DASH”) for commercial distribution. The Omnipod Dash is our next-generation digital mobile Omnipod platform, featuring a secured Bluetooth enabled Pod and PDM with a touch screen color user interface supported by smartphone connectivity. We began a full market release of Omnipod DASH in the United States at the end of the first quarter of 2019.
During the second quarter of 2019, we began producing product from our new highly-automated manufacturing facility in Acton, Massachusetts. We expect that, following start up related activities, the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth.
Second Quarter 2019 Revenue Results:
Total revenue increased 43% year over year to $177.1 million and consisted of the following:

•	U.S. Omnipod revenue of $98.1 million, an increase of 26%;

•	International Omnipod revenue of $62.7 million, an increase of 120%; and

•	Drug Delivery revenue of $16.3 million, a decrease of 8%.
Our long-term financial objective is to sustain profitable growth. We expect our efforts for the remainder of 2019 to focus primarily on product and business model innovation and product development, including the continued roll out of Omnipod DASH, expanding penetration in our existing markets, working with Medicare, Medicaid and commercial payors and intermediaries to further expand access, and ramping up production at our new, highly automated U.S. manufacturing facility. Achieving these objectives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.
Components of Financial Operations
Revenue.  We derive the majority of our revenue from Omnipod sales. We also sell devices based on the Omnipod System technology to global pharmaceutical and biotechnology companies for the delivery of their drugs across therapeutic areas.

Cost of revenue. Cost of revenue consists primarily of raw material, labor, warranty, inventory scrap and excess and obsolescence adjustments, overhead costs such as freight-in and depreciation, and the cost of products we acquire from third-party suppliers.
Research and development. Research and development expenses consist primarily of personnel costs, license fees and outside service expenses within our product development, regulatory and clinical functions, as well as innovations related to our global supply chain and manufacturing process. Research and development expenses also include engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility up until the date we produce salable product. After this date, these operational costs are included in cost of revenue.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs within our sales, marketing, reimbursement support and customer care functions, as well as sales commissions paid to our sales representatives, and costs associated with promotional activities and participation in industry trade shows. Commission costs that are direct and incremental to obtaining a new customer are capitalized and amortized to sales and marketing expense over the expected period of benefit.
General and administrative. General and administrative expenses consist primarily of salaries and other related costs for personnel serving the executive, finance, legal, information technology support and human resource functions, as well as legal fees, accounting fees, insurance costs, bad debt expenses, shipping and handling costs, and facilities-related costs, including depreciation of office property and equipment.
Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue:
U.S. Omnipod	$98,074	$78,047	$20,027	26%	$184,177	$148,319	$35,858	24%
International Omnipod	62,736	28,509	34,227	120%	119,624	66,913	52,711	79%
Total Diabetes Revenue	160,810	106,556	54,254	51%	303,801	215,232	88,569	41%
Drug Delivery	16,326	17,706	(1,380)	(8)%	32,890	32,608	282	1%
Total revenue	177,136	124,262	52,874	43%	336,691	247,840	88,851	36%
Cost of revenue	60,718	42,190	18,528	44%	113,577	89,953	23,624	26%
Gross profit	116,418	82,072	34,346	42%	223,114	157,887	65,227	41%
Gross margin	65.7%	66.0%			66.3%	63.7%
Operating expenses:
Research and development	32,264	18,801	13,463	72%	64,218	39,068	25,150	64%
Sales and marketing	47,401	36,575	10,826	30%	89,017	69,624	19,393	28%
General and administrative	29,150	22,371	6,779	30%	55,011	44,870	10,141	23%
Total operating expenses	108,815	77,747	31,068	40%	208,246	153,562	54,684	36%
Operating income	7,603	4,325	3,278	76%	14,868	4,325	10,543	244%
Interest expense and other, net	(5,719)	(5,604)	(115)	2%	(8,280)	(11,840)	3,560	(30)%
Income (loss) before income taxes	1,884	(1,279)	3,163	247%	6,588	(7,515)	14,103	188%
Income tax expense	482	412	70	17%	808	745	63	8%
Net income (loss)	$1,402	$(1,691)	$3,093	183%	$5,780	$(8,260)	$14,040	170%
Revenue
Total revenue for the three months ended June 30, 2019 increased $52.9 million, or 43%, to $177.1 million, compared with three months ended June 30, 2018, primarily due to continued growth in our International and U.S. Omnipod revenue. International Omnipod revenue increased $34.2 million, or 120%, to $62.7 million over the same period in 2018. The growth in International Omnipod revenue was driven by an increase in our customer base as we continue to expand awareness and access to the Omnipod as well as favorable pricing as a result of our shift to direct sales of the Omnipod in Europe following the expiration of our distribution agreement on June 30, 2018. U.S. Omnipod revenue increased $20.0 million, or 26%, to $98.1 million, primarily due to higher volumes, including the launch of Omnipod DASH. Drug Delivery revenue decreased $1.4 million, or 8%, to $16.3 million over the same period in 2018 due to lower volume during the current period.
Total revenue for the six months ended June 30, 2019 increased $88.9 million, or 36%, to $336.7 million, compared with the six months ended June 30, 2018, due to strong growth in our International and U.S. Omnipod revenue. International Omnipod revenue increased $52.7 million, or 79%, to $119.6 million, due to the continued adoption of our product in existing international markets and more favorable pricing as a result of our shift to direct sales of the Omnipod in Europe. U.S. Omnipod revenue increased $35.9 million, or 24%, to $184.2 million, primarily due to growth in our customer base as we continue to expand awareness of and access to the Omnipod. Drug Delivery revenue was up 1% year over year.
For 2019, we expect strong Omnipod revenue growth driven by continued penetration in our existing markets, partially offset by lower Drug Delivery revenue. Internationally, we expect higher revenues primarily due to increasing sales volume as a result of greater awareness and availability of the Omnipod and the full year effect of more favorable pricing for the first half of the year as a result of our mid-2018 transition to direct sales in Europe. In the U.S., we expect higher revenues primarily due to an increase in sales volume as a result of expanded payor coverage, greater awareness and availability of the Omnipod, the launch of Omnipod DASH and additional expansion of our U.S. sales force.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2019 increased $18.5 million, or 44%, to $60.7 million, compared with the same period in 2018 and increased $23.6 million, or 26%, to $113.6 million for the six months ended June 30, 2019, compared with the same prior year period. These increases in cost of revenue were driven by higher sales volumes as well as start-up costs and inefficiencies related to our new U.S. manufacturing operations, partially offset by continued improvements in manufacturing and supply chain operations.
Gross Margin
Gross margin for the three months ended June 30, 2019 decreased 30 basis points to 65.7%, compared with the same period in 2018. The slight decrease in gross margin, which we expected, was primarily due to start-up costs and inefficiencies related to our new U.S. manufacturing operations.
Gross margin for the six months ended June 30, 2019 increased 260 basis points to 66.3%, compared with the same period in 2018. The increase in gross margin was primarily due to favorable pricing following the expiration of our former distribution agreement in Europe and lower product cost as a result of continued improvements in manufacturing and supply chain operations. As expected, these increases were partially offset by start-up costs and inefficiencies related to our new U.S. manufacturing operations. We expect full year 2019 gross margin to be relatively level with 2018, as the benefits of continued improvements in manufacturing and supply chain operations and the full year effect of our mid-2018 transition to direct commercial operations in Europe is expected to be offset by start-up costs and inefficiencies as we ramp up our new U.S. manufacturing operations.
Research and Development
Research and development expenses for the three months ended June 30, 2019 increased $13.5 million, or 72%, to $32.3 million, compared with the same period in 2018 and increased $25.2 million or 64%, to $64 million for the six months ended June 30, 2019, compared with the same prior year period. These increases were primarily due to an increase in research and development expenses related to Omnipod DASH and our Omnipod® HorizonTM automated insulin delivery system. Research and development expenses also increased due to engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility. We expect research and development spending for the full year 2019 to increase compared with 2018.
Sales and Marketing
Sales and marketing expenses for the three months ended June 30, 2019 increased $10.8 million, or 30%, to $47.4 million, compared with the same period in 2018 and increased $19.4 million, or 28%, to $89.0 million for the six months ended June 30, 2019, compared with the same prior year period. These increases were primarily attributable to investments to support our mid-2018 transition to direct sales of Omnipod in Europe as well as the expansion of our U.S. sales force. We expect sales and marketing expenses for the full year 2019 to increase compared with 2018 due to additional expansion of our U.S. sales force and customer support personnel to support our continued growth and the full year effect of our transition to direct sales in Europe.
General and Administrative
General and administrative expenses for the three months ended June 30, 2019 increased $6.8 million, or 30%, to $29.2 million, compared with the same period in 2018 and increased $10.1 million, or 23%, to $55.0 million for the six months ended June 30, 2019, compared with the same prior year period. These increases were primarily attributable to severance-related charges for certain executives as well as increased personnel-related costs related to 2018 hires to support the establishment of our direct operations in Europe. We expect general and administrative expenses for 2019 to increase compared with 2018 as we continue to grow our business and make investments in our operating structure to support growth as well as due to the full-year effect of our transition to direct commercial operations in Europe.
Interest Expense and Other, Net
Interest expense and other, net, for the three months ended June 30, 2019 increased $0.1 million, or 2%, to $5.7 million, compared with the same period in 2018 and decreased $3.6 million, or 30%, to $8.3 million for the six months ended June 30, 2019 compared with the same prior year period. The decrease for the sixth-month period was primarily due to a $1.9 million increase in interest capitalized associated with the construction of our U.S. manufacturing facility and a $1.8 million insurance settlement received.

Liquidity and Capital Resources
As of June 30, 2019, we had $119.9 million in cash and cash equivalents and $252.6 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our largest customer base and support growth, we constructed a highly-automated manufacturing facility in Acton, Massachusetts, from which we began producing product during the second quarter of 2019. This facility also serves as our global headquarters. Capital expenditures in both 2018 and 2019 were above historic levels due to funding the construction of the Acton facility and related equipment purchases. From the purchase of the facility in late 2016 through June 30, 2019, capital expenditures for the construction of the Acton facility and related equipment purchases have been approximately $270 million. In 2019, we expect to invest additional capital in this facility to support our growth, funded by our existing cash and investments as well as cash generated from operations. As of June 30, 2019, we had approximately $30 million in capital commitments.
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of June 30, 2019, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in thousands)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
September 2016	1.250%	$344,992	September 2021	17.1332	$58.37
November 2017	1.375%	402,500	November 2024	10.7315	$93.18
Total		$747,492
Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$20,277	$(10,395)
Investing activities	(31,793)	(117,103)
Financing activities	17,747	(8,172)
Effect of exchange rate changes on cash	(270)	(661)
Net increase (decrease) in cash and cash equivalents	$5,961	$(136,331)
Operating Activities
Net cash provided by operating activities was $20.3 million for the six months ended June 30, 2019, compared with net cash used in operating activities of $10.4 million for the six months ended June 30, 2018. The $30.7 million increase in cash provided by operating activities was primarily due to the generation of $5.8 million of net income for the six months ended June 30, 2019, compared with an $8.3 million net loss in the comparative prior year period as well as favorable working capital.
Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities was $31.8 million, compared with net cash used in investing activities of $117.1 million for the six months ended June 30, 2018.
Capital Spending—Capital expenditures were $91.9 million and $87.7 million for the six months ended June 30, 2019 and 2018, respectively, primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts. For the full year 2019, we expect capital expenditures to be relatively consistent with 2018 as we continue to expand capacity in our U.S. operations to support our growth and profitability objectives. We expect to fund our capital expenditures using a combination of existing cash and investments as well as cash generated from operations.
Purchases and Sales of Investments—During the six months ended June 30, 2019, net sales of marketable securities were $65.1 million, compared with net purchases of marketable securities of $27.2 million for the six months ended June 30, 2018.
Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $17.7 million, compared with net cash used in financing activities of $8.2 million for the six months ended June 30, 2018.

Option Exercises and Issuance of Shares Under Employee Stock Purchase Plan (“ESPP”)—Total proceeds from option exercises and issuance of common stock under ESPP were $25.7 million and $11.2 million for the six months ended June 30, 2019 and 2018, respectively. Payments for taxes related to net restricted share settlements were $7.9 million and $12.7 million for the six months ended June 30, 2019 and 2018, respectively.
Debt Repayment—During the six months ended June 30, 2018, we paid $6.7 million to settle all of our outstanding 2% Notes.
Commitments and Contingencies
Following the expiration of an agreement with a former European distributor on June 30, 2018, we were required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. We recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. We estimate that the final aggregate fee could be in the range of $5 million to $55 million, of which $3.8 million had been paid as of June 30, 2019.
We lease facilities in Massachusetts, California, and the United Kingdom. Refer to Note 11 to the consolidated financial statements included in this Form 10-Q for further information regarding our leases.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 10 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, fair value measurements, accounts receivable and allowance for doubtful accounts, inventories, product warranty costs, convertible debt, commitments and contingencies and stock-based compensation are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K filed for the year ended December 31, 2018.

Accounting Standards Issued and Not Yet Adopted
In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires an entity to measure the impairment of goodwill assigned to a reporting unit as the amount by which the carrying value of the assets and liabilities of the reporting unit, including goodwill, exceeds the reporting unit's fair value. The guidance is effective for us beginning in the first quarter of 2020. Early adoption is permitted. We do not expect the adoption of this guidance to impact our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost, such as trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions, and future expectation for each pool of similar financial assets. The new guidance also requires enhanced disclosures related to trade receivables and associated credit losses. The guidance is effective for us beginning in the first quarter of 2020. The adoption of this guidance is expected to increase the level of disclosures related to our trade receivables, but is not expected to have a material impact on our consolidated financial statements.

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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:

•	risks associated with our dependence on our principal product platform, the Omnipod;

•	risks associated with our ability to design, develop, manufacture and commercialize future products;

•	our ability to reduce production costs and increase customer orders and manufacturing volumes;

•	adverse changes in general economic conditions;

•	impact of healthcare reform laws;

•	our ability to raise additional funds in the future on acceptable terms or at all;

•	supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;

•	the potential establishment of a competitive bid program for conventional insulin pumps;

•	failure to retain supplier pricing discounts and achieve satisfactory gross margins;

•	failure to retain key suppliers;

•	international business risks;

•	our inability to effectively operate and grow our business in Europe following the expiration of an agreement with our former European distributor on June 30, 2018;

•
regulatory, commercial and logistics risks associated with selling our products in Europe in light of the uncertainty related to the timing and terms of the separation of the United Kingdom from the European Union (Brexit);

•
our inability to secure and retain adequate coverage or reimbursement from third-party payors for the Omnipod or future products and potential adverse changes in reimbursement rates or policies relating to the Omnipod or future products;

•	failure to retain key payor partners and their members;

•	adverse effects resulting from competition;

•	technological change and product innovation adversely affecting our business;

•
changes to or termination of our license to incorporate a blood glucose meter into the Omnipod or our inability to enter into new license or other agreements with respect to the Omnipod's current or future features;

•	challenges to the future development of our non-insulin drug delivery business;

•	our ability to protect our intellectual property and other proprietary rights;

•	conflicts with the intellectual property of third parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others;

•	adverse regulatory or legal actions relating to the Omnipod or future products;

•	failure of our contract manufacturers or component suppliers to comply with the U.S Food and Drug Administration's quality system regulations;

•
the potential violation of the Foreign Corrupt Practices Act or any other international, federal or state laws prohibiting "kickbacks" or protecting the confidentiality of patient health information or other protected personal information, or any challenge to or investigation into our practices under these laws;

•	product liability lawsuits that may be brought against us, including stemming from off-label use of our product;

•	breaches or failures of our product or information technology systems, including by cyberattack;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the Omnipod or future products, or the products of our competitors;

•	future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the Omnipod;

•	the concentration of substantially all of our manufacturing operations at a single location in China and substantially all of Insulet's inventory at a single location in Massachusetts;

•	our ability to attract and retain personnel;

•	our ability to manage our growth;

•	fluctuations in quarterly results of operations;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness;

•	the expansion of our distribution network;

•	our ability to successfully maintain effective internal control over financial reporting;

•	the volatility of the trading price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our convertible debt;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our financial instruments consist of cash, cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, accrued expenses, debt and long-term obligations. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in short-term investments and cash equivalents. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.
As of June 30, 2019, we had outstanding convertible debt on our consolidated balance sheet of $607.4 million, net of unamortized discount and issuance costs totaling $140.1 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the debt, which is disclosed in Note 5 to the consolidated financial statements, is also impacted by changes in our stock price.
Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. A substantial portion of our operations are located in the United States; however, as our business in markets outside of the United States continues to increase, we will be increasingly exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro, British Pound and Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 10 to the consolidated financial statements in this Form 10-Q.

Item 1A. Risk Factors
There have been no material changes to our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Part I, Item 1A. “Risks Factors” in our Annual Report for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018

(ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2019 and 2018

(iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2019 and 2018

(iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the Three and Six Months Ended June 30, 2019 and 2018

(v) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019 and 2018

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

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

INSULET CORPORATION (Registrant)

Date:	August 5, 2019	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2019	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)