Form 10-Q
period 2019-09-30
INSULET CORP
filed 2019-11-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC
As of October 25, 2019, the registrant had 61,821,566 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share data)	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$419,882	$113,906
Short-term investments	185,622	175,040
Accounts receivable trade, less allowance for doubtful accounts of $4,174 and $3,610	65,052	63,294
Unbilled receivable	12,485	13,378
Inventories	90,207	71,414
Prepaid expenses and other current assets	20,653	24,254
Total current assets	793,901	461,286
Long-term investments	31,006	140,784
Property, plant and equipment, net	355,865	258,379
Other intangible assets, net	12,834	10,383
Goodwill	39,713	39,646
Other assets	35,071	18,266
Total assets	$1,268,390	$928,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$21,245	$25,500
Accrued expenses and other current liabilities	92,037	90,157
Total current liabilities	113,282	115,657
Convertible debt, net	985,771	591,978
Other liabilities	18,769	9,010
Total liabilities	1,117,822	716,645
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 61,786,969 and 59,188,758 issued and outstanding	62	59
Additional paid-in capital	832,140	898,559
Accumulated deficit	(676,982)	(683,614)
Accumulated other comprehensive loss	(4,652)	(2,905)
Total stockholders’ equity	150,568	212,099
Total liabilities and stockholders’ equity	$1,268,390	$928,744

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$192,115	$151,076	$528,806	$398,916
Cost of revenue	69,035	49,107	182,612	139,060
Gross profit	123,080	101,969	346,194	259,856
Operating expenses:
Research and development	30,779	22,336	94,997	61,404
Sales and marketing	47,749	35,952	136,766	105,576
General and administrative	27,548	36,816	82,559	81,686
Total operating expenses	106,076	95,104	314,322	248,666
Operating income	17,004	6,865	31,872	11,190
Interest expense, net of portion capitalized	(9,370)	(6,846)	(23,627)	(22,044)
Loss on extinguishment of debt	(6,451)	—	(6,451)	(10)
Other (expense) income, net	(53)	1,834	5,924	5,202
Income (loss) before income taxes	1,130	1,853	7,718	(5,662)
Income tax expense	(278)	(194)	(1,086)	(939)
Net income (loss)	$852	$1,659	$6,632	$(6,601)
Net income (loss) per share:
Basic	$0.01	$0.03	$0.11	$(0.11)
Diluted	$0.01	$0.03	$0.11	$(0.11)
Weighted-average number of shares used in calculating net income (loss) per share:
Basic	60,743,211	59,016,863	59,986,163	58,779,672
Diluted	62,335,679	61,146,466	61,728,018	58,779,672

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$852	$1,659	$6,632	$(6,601)
Other comprehensive loss, net of tax
Foreign currency translation adjustment, net of tax	(1,858)	4	(3,032)	(1,055)
Unrealized gain (loss) on available-for-sale debt securities, net of tax	35	(70)	1,285	(904)
Total other comprehensive loss, net of tax	(1,823)	(66)	(1,747)	(1,959)
Total comprehensive (loss) income	$(971)	$1,593	$4,885	$(8,560)

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at June 30, 2019	60,149,926	$60	$930,383	$(677,834)	$(2,829)	$249,780
Exercise of options to purchase common stock	471,356	1	17,256	—	—	17,257
Stock-based compensation expense	—	—	6,626	—	—	6,626
Restricted stock units vested, net of shares withheld for taxes	8,195	—	(291)	—	—	(291)
Conversion feature of 0.375% Notes, net of issuance costs	—	—	207,768	—	—	207,768
Extinguishment of conversion feature on 1.25% Notes, net of issuance costs	—	—	(438,642)	—	—	(438,642)
Issuance of shares for debt repayment	1,157,492	1	194,400	—	—	194,401
Purchase of capped call options	—	—	(85,360)	—	—	(85,360)
Net income	—	—	—	852	—	852
Other comprehensive loss	—	—	—	—	(1,823)	(1,823)
Balance at September 30, 2019	61,786,969	$62	$832,140	$(676,982)	$(4,652)	$150,568

Consolidated Statement of Stockholders' Equity for the three months ended September 30, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at June 30, 2018	58,975,395	$59	$876,641	$(695,166)	$(2,386)	$179,148
Exercise of options to purchase common stock	66,785	—	2,264	—	—	2,264
Stock-based compensation expense	—	—	16,088	—	—	16,088
Restricted stock units vested, net of shares withheld for taxes	26,406	—	(1,159)	—	—	(1,159)
Extinguishment of conversion feature on 1.25% Notes, net of issuance costs	—	—	(5)	—	—	(5)
Net income	—	—	—	1,659	—	1,659
Other comprehensive loss	—	—	—	—	(66)	(66)
Balance at September 30, 2018	59,068,586	$59	$893,829	$(693,507)	$(2,452)	$197,929

The accompanying condensed notes are an integral part of these consolidated financial statements.

Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2019:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2018	59,188,758	$59	$898,559	$(683,614)	$(2,905)	$212,099
Exercise of options to purchase common stock	1,188,043	2	40,915	—	—	40,917
Issuance of shares for employee stock purchase plan	27,613	—	2,030	—	—	2,030
Stock-based compensation expense	—	—	20,704	—	—	20,704
Restricted stock units vested, net of shares withheld for taxes	225,063	—	(8,234)	—	—	(8,234)
Conversion feature of 0.375% Notes, net of issuance costs	—	—	207,768	—	—	207,768
Extinguishment of conversion feature on 1.25% Notes, net of issuance costs	—	—	(438,642)	—	—	(438,642)
Issuance of shares for debt repayment	1,157,492	1	194,400	—	—	194,401
Purchase of capped call options	—	—	(85,360)	—	—	(85,360)
Net income	—	—	—	6,632		6,632
Other comprehensive loss	—	—	—	—	(1,747)	(1,747)
Balance at September 30, 2019	61,786,969	$62	$832,140	$(676,982)	$(4,652)	$150,568

Consolidated Statement of Stockholders' Equity for the nine months ended September 30, 2018:

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2017	58,319,348	$58	$866,206	$(707,255)	$(493)	$158,516
Exercise of options to purchase common stock	375,154	—	12,000	—	—	12,000
Issuance of shares for employee stock purchase plan	24,643	—	1,481	—	—	1,481
Stock-based compensation expense	—	—	31,205	—	—	31,205
Restricted stock units vested, net of shares withheld for taxes	349,441	1	(13,846)	—	—	(13,845)
Debt retirement	—	—	(3,217)	—	—	(3,217)
Adoption of ASC 606	—	—	—	20,349	—	20,349
Net loss	—	—	—	(6,601)	—	(6,601)
Other comprehensive loss	—	—	—	—	(1,959)	(1,959)
Balance at September 30, 2018	59,068,586	$59	$893,829	$(693,507)	$(2,452)	$197,929

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net income (loss)	$6,632	$(6,601)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,784	11,254
Non-cash interest expense	24,274	21,790
Stock-based compensation expense	20,704	31,205
Loss on extinguishment of long-term debt	6,451	10
Provision for bad debts	2,644	2,588
Other	1,850	(245)
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivable	(5,957)	(24,581)
Inventories	(20,046)	(25,279)
Prepaid expenses and other assets	(4,883)	(5,258)
Accounts payable, accrued expenses and other current liabilities	(2,550)	2,938
Deferred revenue	847	(2,761)
Other liabilities	2,717	400
Net cash provided by operating activities	51,467	5,460
Cash flows from investing activities
Capital expenditures	(114,585)	(124,855)
Acquisition of intangible assets	(6,390)	(2,704)
Purchases of investments	(63,904)	(145,575)
Receipts from the maturity or sale of investments	165,275	129,415
Net cash used in investing activities	(19,604)	(143,719)
Cash flows from financing activities
Proceeds from issuance of convertible notes, net of issuance costs	780,202	—
Repayment of convertible debt	(453,608)	(6,699)
Purchase of capped call options	(85,360)	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	42,945	13,464
Payments for taxes related to net share settlement of equity awards	(8,234)	(13,846)
Net cash provided by (used in) financing activities	275,945	(7,081)
Effect of exchange rate changes on cash	(1,832)	(674)
Net increase (decrease) in cash, cash equivalents and restricted cash	305,976	(146,014)
Cash, cash equivalents and restricted cash at beginning of period	113,906	272,577
Cash, cash equivalents and restricted cash at end of period	$419,882	$126,563
Supplemental cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$10,616	$10,711
Additions to ROU assets resulting from new operating lease liabilities	$5,117	$—

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

Note 2. Basis of Presentation
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet and its subsidiaries (the “Company”). The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions in the application of certain of its significant accounting policies that may materially affect the reported amounts of assets, liabilities, equity, revenue and expenses. Actual results may differ from those estimates. In management's opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019, or for any other subsequent interim period.
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

Shipping and Handling Costs
Shipping and handling costs are included in general and administrative expenses and were $2.2 million for both the three months ended September 30, 2019 and 2018 and were $7.1 million and $4.6 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Recently Adopted Accounting Standards
Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 and its related amendments (collectively referred to as ASC 842), which amends the guidance in former ASC Topic 840, Leases. The new standard requires lessees to recognize right-of-use (“ROU”) assets and lease liabilities on the balance sheet for those leases classified as operating leases. The Company adopted ASC 842 on January 1, 2019 using the modified retrospective method, whereby the new guidance is applied prospectively as of the date of adoption and prior periods are not restated. The Company elected the practical expedients that permit the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company also excludes leases with an expected term of less than one year from the application of ASC 842. Upon the adoption, the Company recorded ROU assets of $8.8 million and operating lease liabilities of $10.8 million on its consolidated balance sheet. The difference between the approximate value of the ROU assets and the approximate value of the lease obligations was primarily attributable to a former cease-use liability. See Note 11 for additional information regarding leases.
Effective January 1, 2019, the Company early adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 requires certain costs to implement a cloud computing arrangement that is a service contract to be capitalized consistent with the rules applicable to internal-use software capitalization projects. The Company adopted this new guidance effective January 1, 2019, prospectively. The Company defers eligible costs related to the implementation of cloud computing arrangements within other current and non-current assets and amortizes such costs over the expected term of the hosting arrangement to the same income statement line as the associated cloud operating expenses. Adoption of this standard resulted in the Company capitalizing $0.4 million and $2.4 million of cloud computing implementation costs for the three and nine months ended September 30, 2019, respectively.

Note 3. Revenue and Contract Acquisition Costs
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
U.S. Omnipod	$109,464	$81,970	$293,641	$230,289
International Omnipod	67,753	50,214	187,377	117,127
Total Diabetes Revenue	177,217	132,184	481,018	347,416
Drug Delivery	14,898	18,892	47,788	51,500
Total	$192,115	$151,076	$528,806	$398,916

Revenue for customers comprising more than 10% of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amgen, Inc.	*	12%	*	13%
Ypsomed	*	*	*	11%
Cardinal Health Inc. and affiliates	11%	12%	11%	12%
* Represents less than 10% of consolidated revenue.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$2,007	$1,184
Other liabilities	1,011	931
Total deferred revenue	$3,018	$2,115

Revenue recognized during the three and nine months ended September 30, 2019 included in deferred revenue at the beginning of 2019 was $0.1 million and $1.1 million, respectively. Revenue recognized during the three and nine months ended September 30, 2018 included in deferred revenue at the beginning of 2018 was $0.6 million and $2.5 million, respectively. No revenue was recognized during the three and nine months ended September 30, 2019 and 2018 from performance obligations satisfied or partially satisfied in previous periods.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet accounts in the amounts shown:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Prepaid expenses and other current assets	$9,006	$7,277
Other assets	19,282	15,988
Total capitalized contract acquisition costs, net	$28,288	$23,265

The Company recognized $2.3 million and $6.4 million of amortization of capitalized contract acquisition costs during the three and nine months ended September 30, 2019, respectively. The Company recognized $1.8 million and $5.0 million of amortization of capitalized contract acquisition costs during the three and nine months ended September 30, 2018, respectively.

Note 4. Investments
Cash and Cash Equivalents
Included in the Company's cash and cash equivalents are restricted cash amounts set aside for collateral on outstanding letters of credit totaling $2.7 million at both September 30, 2019 and December 31, 2018.

Marketable Securities
The Company's short-term and long-term investments in debt securities had maturity dates that range from 4 days to 23 months as of September 30, 2019. The Company’s investment portfolio included approximately 14 available-for-sale debt securities that had insignificant unrealized loss positions as of September 30, 2019 and December 31, 2018. The Company's investments had insignificant realized gains or losses for both the three and nine months ended September 30, 2019 and 2018.
The Company uses the following fair value hierarchy to measure the fair value of assets and liabilities:
Level 1 — quoted prices in active markets for identical assets or liabilities;
Level 2 — observable inputs other than quoted prices in active markets for identical assets or liabilities;
Level 3 — unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions. The Company had no Level 3 assets or liabilities as of September 30, 2019 and December 31, 2018.
The following table provides amortized cost, gross unrealized gains and losses, fair value and the level in the fair value hierarchy for the Company's investments as of September 30, 2019 and December 31, 2018:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Level 1	Level 2
September 30, 2019
Money market mutual funds	$83,342	$—	$—	$83,342	$83,342	$—
U.S. government and agency bonds	4,995	—	—	4,995	4,995	—
Total cash equivalents	$88,337	$—	$—	$88,337	$88,337	$—

U.S. government and agency bonds	$106,135	$204	$(7)	$106,332	$94,764	$11,568
Corporate bonds	71,329	156	(1)	71,484	—	71,484
Certificates of deposit	7,779	27	—	7,806	—	7,806
Total short-term investments	$185,243	$387	$(8)	$185,622	$94,764	$90,858

U.S. government and agency bonds	$27,873	$125	$(20)	$27,978	$9,979	$17,999
Corporate bonds	814	44	(38)	820	—	820
Certificates of deposit	2,190	18	—	2,208	—	2,208
Total long-term investments	$30,877	$187	$(58)	$31,006	$9,979	$21,027

December 31, 2018
Money market mutual funds	$47,199	$—	$—	$47,199	$47,199	$—
Total cash equivalents	$47,199	$—	$—	$47,199	$47,199	$—

U.S. government and agency bonds	$112,995	$—	$(486)	$112,509	$69,605	$42,904
Corporate bonds	56,235	—	(210)	56,025	—	56,025
Certificates of deposit	6,506	—	—	6,506	—	6,506
Total short-term investments	$175,736	$—	$(696)	$175,040	$69,605	$105,435

U.S. government and agency bonds	$90,458	$99	$(155)	$90,402	$64,086	$26,316
Corporate bonds	46,743	43	(68)	46,718	—	46,718
Certificates of deposit	3,664	—	—	3,664	—	3,664
Total long-term investments	$140,865	$142	$(223)	$140,784	$64,086	$76,698

Note 5. Convertible Debt, Net
The Company had outstanding convertible debt and related debt issuance costs on its consolidated balance sheet as follows:

	As of
(in thousands)	September 30, 2019	December 31, 2018
1.25% Convertible Senior Notes, due September 2021	$119,988	$344,992
1.375% Convertible Senior Notes, due November 2024	402,500	402,500
0.375% Convertible Senior Notes, due September 2026	$800,000	$—
Unamortized debt discount	(315,017)	(143,616)
Debt issuance costs	(21,700)	(11,898)
Total convertible debt, net	$985,771	$591,978

The carrying amount and the estimated fair value of the Company's convertible debt, which is based on the Level 2 quoted market prices as of September 30, 2019 and December 31, 2018 were as follows:

	As of
	September 30, 2019		December 31, 2018
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1.25% Convertible Senior Notes, due September 2021	$108,666	$335,968	$301,006	$483,851
1.375% Convertible Senior Notes, due November 2024	302,796	512,797	290,972	426,026
0.375% Convertible Senior Notes, due September 1, 2026	574,309	812,928	—	—
Total	$985,771	$1,661,693	$591,978	$909,877

0.375% Convertible Senior Notes
In September 2019, the Company issued $800.0 million aggregate principal amount of 0.375% Convertible Senior Notes due September 2026 (the “0.375% Notes”). The interest rate on the notes is 0.375% per annum, payable semi-annually in arrears in cash in March and September of each year. The 0.375% Notes are convertible into the Company's common stock at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the 0.375% Notes, which is equivalent to a conversion price of approximately $226.73 per share, subject to adjustment under certain circumstances. The 0.375% Notes will be convertible prior to the close of business on the business day immediately preceding June 1, 2026 only under certain circumstances and during certain periods, and will be convertible on or after June 1, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date (September 1, 2026).
The Company recorded a debt discount of $213.0 million related to the 0.375% Notes resulting from the allocation of a portion of the proceeds to the fair value of the conversion feature reflecting a nonconvertible debt borrowing rate of 5.29% per annum. This debt discount was recorded as additional paid-in capital and is being amortized as non-cash interest expense over the seven-year term of the 0.375% Notes. The Company also incurred debt issuance costs and other expenses related to the 0.375% Notes of approximately $19.8 million, of which $5.3 million was reclassified as a reduction to the value of the conversion feature allocated to equity. The remaining $14.5 million of debt issuance costs is presented as a reduction of debt in the consolidated balance sheet and is being amortized using the effective interest method as non-cash interest expense over the seven year term of the 0.375% Notes. The net proceeds of $780.2 million were used to fund the redemption of the Company's 1.25% Convertible Senior Notes due September 2021 and for the purchase of capped call options (“Capped Calls”), both of which are discussed below.
The 0.375% Notes contain provisions that allow for additional interest to holders of the notes upon failure to timely file documents or reports that the Company is required to file with the Securities and Exchange Commission. The additional interest is at a rate of 0.5% per annum of the principal amounts of the notes outstanding for a period of 360 days. If the Company merges or consolidates with a foreign entity, then additional taxes may be required to be paid by the Company under the terms of the 0.375% Notes. The Company determined that the higher interest payments required and tax payments required in certain circumstances are considered embedded derivatives and should be bifurcated and accounted for at fair value. The Company assesses the value of the embedded derivatives at each balance sheet date. The derivatives had nominal value at the balance sheet date.
In conjunction with the issuance of the Convertible Senior Notes, the Company paid $85.4 million to enter into Capped Calls on the Company’s common stock with certain counterparties, which was recorded as a reduction to additional paid-in capital on the consolidated balance sheet. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped

Calls have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction (September 3, 2019). The Capped Calls cover 3.5 million shares of common stock.

1.25% Convertible Senior Notes
During the three months ended September 30, 2019, the Company repurchased $225.0 million in principal of 1.25% Convertible Senior Notes due September 2021 ($202.9 million net of discount and issuance costs) for total consideration of $648.0 million. The total consideration was comprised of $453.6 million in cash and $194.4 million representing the fair value of the 1.16 million shares issued. The Company allocated $438.6 million of the settlement to the fair value of the equity component and $209.4 million to the debt component, which resulted in a $6.5 million loss on extinguishment for both the three and nine months ended September 30, 2019.
In October 2019, the Company repurchased the remaining $120.0 million in principal of 1.25% Convertible Senior Notes due September 2021 ($108.3 million net of discount and issuance costs) for total consideration of $315.0 million. The total consideration was comprised of $210.0 million in cash and $105.0 million representing the fair value of the 0.7 million shares issued. The Company allocated $203.7 million of the settlement to the fair value of the equity component and $111.4 million to the debt component, which resulted in a $3.1 million loss on extinguishment, which will be recorded during the fourth quarter of 2019.
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
The table below sets forth the components used in the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018. Because the Company reported a net loss for the nine months ended September 30, 2018, all potential dilutive common shares have been excluded from the computation of the diluted net loss per share for the nine months ended September 30, 2018, as the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Numerator:
Net income (loss)	$852	$1,659	$6,632	$(6,601)
Denominator:
Basic weighted average common shares outstanding	60,743,211	59,016,863	59,986,163	58,779,672
Effect of dilutive securities
Stock options	1,370,792	1,719,796	1,514,245	—
Restricted stock units	221,676	409,807	227,610	—
Convertible debt	—	—	—	—
Diluted shares	62,335,679	61,146,466	61,728,018	58,779,672
Net income (loss) per share:
Basic	$0.01	$0.03	$0.11	$(0.11)
Diluted	$0.01	$0.03	$0.11	$(0.11)

For the three and nine months ended September 30, 2019, certain potential outstanding shares from stock options, restricted stock units and convertible debt were excluded from the computation of diluted net income per share because the effect of including these items was anti-dilutive. Additionally, certain performance-based restricted stock units were excluded from the computation of diluted net income per share because the underlying performance conditions for such restricted stock units had not yet been met.

The number of potential common share equivalents excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
1.25% Convertible Senior Notes	2,055,786	5,910,954	2,055,786	5,910,954
1.375% Convertible Senior Notes	4,319,429	4,319,429	4,319,429	4,319,429
0.375% Convertible Senior Notes	3,528,400	—	3,528,400	—
Unvested restricted stock units	455,876	300,438	455,824	865,206
Stock options	7,858	223,183	136,342	3,117,326
Total	10,367,349	10,754,004	10,495,781	14,212,915

Note 7. Inventories
At the end of each period, inventories were comprised of the following:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Raw materials	$18,605	$10,347
Work-in-process	40,962	30,222
Finished goods	30,640	30,845
Total inventories	$90,207	$71,414

Note 8. Goodwill and Other Intangible Assets, Net
The changes in the carrying amounts of goodwill for the nine months ended September 30, 2019 were as follows:

(in thousands)
Goodwill at December 31, 2018	$39,646
Foreign currency translation	67
Goodwill at September 30, 2019	$39,713

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	As of
	September 30, 2019			December 31, 2018
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer and contractual relationships	$9,827	$(2,543)	$7,284	$6,109	$(1,880)	$4,229
Internal-use software	11,103	(6,370)	4,733	11,262	(5,108)	6,154
Intellectual property	840	(23)	817	—	—	—
Total	$21,770	$(8,936)	$12,834	$17,371	$(6,988)	$10,383

Amortization expense for intangible assets was $0.7 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for intangible assets was $1.9 million and $1.3 million for the nine months ended September 30, 2019 and 2018, respectively.

Estimated future amortization expense by year is as follows:

Years Ending December 31,	(in thousands)
2019 (remaining)	$769
2020	2,641
2021	2,155
2022	1,562
2023	1,100
Thereafter	4,607
Total	$12,834

Note 9. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Employee compensation and related costs	$43,024	$37,822
Professional and consulting services	14,325	14,925
Accrued rebates	5,866	2,796
Supplier purchases	3,123	7,742
Other	25,699	26,872
Accrued expenses and other current liabilities	$92,037	$90,157

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Product warranty liability at beginning of period	$6,639	$5,503	$6,379	$5,337
Warranty expense	3,271	1,763	8,637	5,264
Warranty claims settled	(3,122)	(1,548)	(8,228)	(4,883)
Product warranty liability at end of period	$6,788	$5,718	$6,788	$5,718

Product warranty liability was included in the following consolidated balance sheet accounts in the amounts shown:

	As of
(in thousands)	September 30, 2019	December 31, 2018
Accrued expenses and other current liabilities	$3,019	$2,701
Other liabilities	3,769	3,678
Total	$6,788	$6,379

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
Fees To Former European Distributor
Following the expiration of an agreement with a former European distributor on June 30, 2018, the Company was required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The Company recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. The Company estimates that the final aggregate fee is in the range of $5 million to $55 million. As of September 30, 2019 the Company had recognized $7.8 million for fees related to Omnipod devices sold to qualifying customers during the period from July 1, 2018 through June 30, 2019.

Note 11. Leases
As discussed in Note 2, ASC 842 requires lessees to recognize ROU assets and lease liabilities on the balance sheet based on the present value of the future minimum lease payments over the lease term at commencement date. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
As of September 30, 2019, the Company leased certain office spaces, laboratory space, warehouse space and automobiles, all of which were classified as operating leases. Certain of the Company's operating leases include escalating rental payments. Some leases include the option to extend for up to 5 years, and some include options to terminate the leases at certain times within the lease term. As of September 30, 2019, the Company included options to extend that are reasonably certain to be exercised in the operating lease assets and liabilities.
The Company's total operating lease cost, which is recorded in general and administrative expenses in the consolidated statements of operations, was $1.2 million and $3.0 million for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, total rental expense was $0.9 million and $2.6 million, respectively. Cash paid for amounts included in the measurement of lease liabilities was $1.0 million and $2.6 million for three and nine months ended September 30, 2019, respectively.

The future minimum undiscounted lease payments under operating leases as of September 30, 2019 are as follows:

Years Ending December 31,	(in thousands)
2019 (remaining)	$984
2020	3,628
2021	4,118
2022	3,658
2023	1,278
Thereafter	2,216
Total future minimum lease payments	15,882
Less: imputed interest	(1,991)
Present value of future minimum lease payments	$13,891

As of September 30, 2019, ROU assets and operating lease liabilities were included in the following consolidated balance sheet accounts in the amounts shown:

As of September 30, 2019	(in thousands)
ROU asset:
Other assets	$12,190

Operating lease liabilities:
Accrued expenses and other current liabilities	$2,341
Other liabilities	11,550
Total	$13,891

As of September 30, 2019, the weighted average remaining lease term for operating leases was 4.1 years and the weighted-average discount rate used to determine the operating lease liability was 6.2%.

Note 12. Stock-Based Compensation
The following table reflects the Company's stock-based compensation expense related to share-based awards for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,		Unamortized Expense	Weighted Average Remaining Expense Period (Years)
($ in thousands)	2019	2018	2019	2018	At September 30, 2019
Stock options	$1,469	$3,957	$4,691	$8,587	$9,225	2.5
Restricted stock units	4,714	11,835	14,851	21,734	35,926	2.0
Employee stock purchase plan	443	296	1,162	884	295	0.2
Total	$6,626	$16,088	$20,704	$31,205	$45,446

The following summarizes stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	3,077,624	$39.16
Granted	125,640	93.16
Exercised	(1,192,397)	34.68	$99,206
Forfeited / Expired	(124,198)	50.58
Outstanding at September 30, 2019	1,886,669	$44.84	$226,571	5.6
Vested, September 30, 2019	1,447,398	$38.25	$183,351	4.8
Vested or expected to vest, September 30, 2019 (1)	1,835,967		$222,101
(1)Represents total outstanding stock options as of September 30, 2019, adjusted for estimated forfeitures.
The following table summarizes activity for the Company’s restricted stock units during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2018	752,207	$55.02
Granted	317,212	94.68
Vested	(317,481)	45.29
Forfeited	(69,013)	67.34
Outstanding at September 30, 2019	682,925	$76.72

Note 13. Interest Expense
Interest expense, net of portion capitalized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Contractual coupon interest	$2,553	$2,440	$7,477	$7,382
Accretion of debt discount	8,202	6,712	22,202	19,840
Amortization of debt issuance costs	700	661	2,072	1,950
Capitalized interest	(2,085)	(2,967)	(8,124)	(7,128)
Interest expense, net of portion capitalized	$9,370	$6,846	$23,627	$22,044

Interest expense related to convertible debt for the three and nine months ended September 30, 2019 was as follows:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
(in thousands)	1.375%	1.25%	0.375%	Total	1.375%	1.25%	0.375%	Total
Contractual coupon interest	$1,384	$961	$208	$2,553	$4,152	$3,117	$208	$7,477
Amortization of debt discount and issuance costs	4,021	3,006	1,875	8,902	11,824	10,575	1,875	24,274
Total	$5,405	$3,967	$2,083	$11,455	$15,976	$13,692	$2,083	$31,751

Interest expense related to convertible debt for the three and nine months ended September 30, 2018 is as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(in thousands)	1.375%	1.25%	Total	1.375%	1.25%	2.0%	Total
Contractual coupon interest	$1,362	$1,078	$2,440	$4,129	$3,234	$19	$7,382
Amortization of debt discount and issuance costs	3,746	3,627	7,373	11,001	10,729	60	21,790
Total	$5,108	$4,705	$9,813	$15,130	$13,963	$79	$29,172

Note 14. Income Tax Expense
The Company's effective tax rate for the three and nine months ended September 30, 2019 was 24.6% and 14.1%, compared with 10.5% and 16.6% for the same periods of 2018. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets; primarily in the United States. As of September 30, 2019 and December 31, 2018, the Company maintained a full valuation allowance against its U.S. net deferred tax assets based on the determination that it is not more likely than not these future benefits will be realized before expiration.

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
Overview
We are primarily engaged in the development, manufacturing and sale of our proprietary Omnipod® System (“Omnipod”), an innovative, discreet and easy-to-use continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into the person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. We estimate that approximately one-third of the Type 1 diabetes population in the United States and less than one-fifth of the Type 1 diabetes population outside of the United States use insulin pump therapy. An even smaller portion of the Type 2 diabetes population in and outside of the United States who are insulin-dependent use insulin pump therapy. The Omnipod System features two discreet, easy-to-use devices: a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that is worn on the body for approximately three days at a time; and its wireless companion, the handheld Personal Diabetes Manager (“PDM”). The Omnipod System communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. We believe that the Omnipod’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience, and ease.
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
During the second quarter of 2019, we began producing product from our new highly-automated manufacturing facility in Acton, Massachusetts. We expect that, following start up related activities, the new facility will allow us to lower our manufacturing costs, increase supply redundancy, add capacity closer to our North American customer base and support growth.
Third Quarter 2019 Revenue Results:
Total revenue increased 27% year over year to $192.1 million and consisted of the following:

•	U.S. Omnipod revenue of $109.5 million, an increase of 34%;

•	International Omnipod revenue of $67.7 million, an increase of 35%; and

•	Drug Delivery revenue of $14.9 million, a decrease of 21%.
Our long-term financial objective is to sustain profitable growth. We expect our efforts for the remainder of 2019 to focus primarily on product and business model innovation and product development, including the continued roll out of Omnipod DASH, expanding market penetration, working with Medicare, Medicaid and commercial payors and intermediaries to further expand access, and ramping up production at our new, highly automated U.S. manufacturing facility. Achieving these objectives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue:
U.S. Omnipod	$109,464	$81,970	$27,494	34%	$293,641	$230,289	$63,352	28%
International Omnipod	67,753	50,214	17,539	35%	187,377	117,127	70,250	60%
Total Diabetes Revenue	177,217	132,184	45,033	34%	481,018	347,416	133,602	38%
Drug Delivery	14,898	18,892	(3,994)	(21)%	47,788	51,500	(3,712)	(7)%
Total revenue	192,115	151,076	41,039	27%	528,806	398,916	129,890	33%
Cost of revenue	69,035	49,107	19,928	41%	182,612	139,060	43,552	31%
Gross profit	123,080	101,969	21,111	21%	346,194	259,856	86,338	33%
Gross margin	64.1%	67.5%			65.5%	65.1%
Operating expenses:
Research and development	30,779	22,336	8,443	38%	94,997	61,404	33,593	55%
Sales and marketing	47,749	35,952	11,797	33%	136,766	105,576	31,190	30%
General and administrative	27,548	36,816	(9,268)	(25)%	82,559	81,686	873	1%
Total operating expenses	106,076	95,104	10,972	12%	314,322	248,666	65,656	26%
Operating income	17,004	6,865	10,139	148%	31,872	11,190	20,682	185%
Interest expense, net of portion capitalized	(9,370)	(6,846)	(2,524)	37%	(23,627)	(22,044)	(1,583)	7%
Loss on extinguishment of long-term debt	(6,451)	—	(6,451)	NM	(6,451)	(10)	(6,441)	NM
Other (expense) income, net	(53)	1,834	(1,887)	NM	5,924	5,202	722	14%
Income (loss) before income taxes	1,130	1,853	(723)	(39)%	7,718	(5,662)	13,380	236%
Income tax expense	(278)	(194)	(84)	43%	(1,086)	(939)	(147)	16%
Net income (loss)	$852	$1,659	$(807)	(49)%	$6,632	$(6,601)	$13,233	200%
NM = Not meaningful
Revenue
Total revenue for the three months ended September 30, 2019 increased $41.0 million, or 27%, to $192.1 million, compared with the three months ended September 30, 2018, due to continued growth in our U.S. and International Omnipod revenue. U.S. Omnipod revenue increased $27.5 million, or 34%, to $109.5 million, primarily due to higher volumes driven by growing our customer base, the launch of Omnipod DASH and growth through the pharmacy channel. International Omnipod revenue increased $17.5 million, or 35%, to $67.7 million over the same period in 2018. The growth in International Omnipod revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod. Drug Delivery revenue decreased $4.0 million, or 21%, to $14.9 million, compared with the three months ended September 30, 2018, as a result of updated production planning with our partner.
Total revenue for the nine months ended September 30, 2019 increased $129.9 million, or 33%, to $528.8 million, compared with the nine months ended September 30, 2018, due to strong growth in our International and U.S. Omnipod revenue. International Omnipod revenue increased $70.3 million, or 60%, to $187.4 million, primarily due to the continued adoption of our product and more favorable pricing as a result of our shift to direct sales of the Omnipod in Europe in July 2018. U.S. Omnipod revenue increased $63.4 million, or 28%, to $293.6 million, primarily due to higher volumes as we continue to expand awareness of and access to the Omnipod. Drug Delivery revenue decreased $3.7 million, or 7%, to $47.8 million, compared with the nine months ended September 30, 2018.
For 2019, we expect strong Omnipod revenue growth driven by continued market penetration, partially offset by lower Drug Delivery revenue. Internationally, we expect higher revenues primarily due to increasing sales volume as a result of greater awareness and availability of the Omnipod and more favorable pricing for the first half of the year as a result of our mid-2018 transition to direct sales in Europe. In the U.S., we expect higher revenues primarily due to an increase in sales volume as a result of expanded payor coverage, greater awareness and availability of the Omnipod, the launch of Omnipod DASH, commercial expansion strategies and the move into the pharmacy channel.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2019 increased $19.9 million, or 41%, to $69.0 million, compared with the same period in 2018 and increased $43.6 million, or 31%, to $182.6 million for the nine months ended September 30, 2019, compared with the same prior year period. These increases in cost of revenue were driven by higher sales volumes as well as start-up costs and inefficiencies related to our new U.S. manufacturing operations, partially offset by continued improvements in manufacturing and supply chain operations.
Gross Margin
Gross margin for the three months ended September 30, 2019 decreased 340 basis points to 64.1%, compared with the same period in 2018. The decrease in gross margin, which we expected, was primarily due to start-up costs and inefficiencies related to our new U.S. manufacturing operations, partially offset by favorable Omnipod mix from the launch of DASH in the U.S. and the move into the pharmacy channel, as well as favorable customer mix internationally.
Gross margin for the nine months ended September 30, 2019 increased 40 basis points to 65.5%, compared with the same period in 2018. The increase in gross margin was primarily due to favorable pricing following the expiration of our former distribution agreement in Europe and lower product cost as a result of continued improvements in manufacturing and supply chain operations. As expected, these increases were partially offset by start-up costs and inefficiencies related to our new U.S. manufacturing operations. We expect full year 2019 gross margin to be relatively consistent with 2018, which reflects the benefits of continued improvements in manufacturing and supply chain operations, the full year effect of our mid-2018 transition to direct commercial operations in Europe and the move into the pharmacy channel. This is expected to be offset by start-up costs and inefficiencies as we ramp up our new U.S. manufacturing operations.
Research and Development
Research and development expenses for the three months ended September 30, 2019 increased $8.4 million, or 38%, to $30.8 million, compared with the same period in 2018. This increase was primarily due to an increase in research and development expenses related to Omnipod DASH and our Omnipod HorizonTM automated insulin delivery system.

Research and development expenses for the nine months ended September 30, 2019 increased $33.6 million or 55%, to $95.0 million compared with the same prior year period. This increase was primarily due to an increase in research and development expenses related to Omnipod DASH and our Omnipod HorizonTM automated insulin delivery system. Research and development expenses also increased due to engineering and operational costs, such as training and start up activities, associated with our newly constructed U.S. manufacturing facility. We expect research and development spending for the full year 2019 to increase compared with 2018.
Sales and Marketing
Sales and marketing expenses for the three months ended September 30, 2019 increased $11.8 million, or 33%, to $47.7 million, compared with the same period in 2018. This increase was primarily attributable to investments to support the expansion of our U.S. sales force.

Sales and marketing expenses for the nine months ended September 30, 2019 increased $31.2 million, or 30%, to $136.8 million compared with the same prior year period. This increase was primarily attributable to investments to support our mid-2018 transition to direct sales of Omnipod in Europe as well as the expansion of our U.S. sales force. We expect sales and marketing expenses for the full year 2019 to increase compared with 2018 due to additional expansion of our U.S. sales force and customer support personnel to support our continued growth and the full year effect of our transition to direct sales in Europe.
General and Administrative
General and administrative expenses for the three months ended September 30, 2019 decreased $9.3 million, or 25%, to $27.5 million, compared with the same period in 2018. This decrease was primarily attributable to severance-related charges in the prior year period related to the retirement of our former CEO, including stock based compensation for the acceleration of share-based award vesting, partially offset by increased personnel-related costs related to 2018 hires to support the establishment of our direct operations in Europe.

General and administrative expenses for the nine months ended September 30, 2019 increased $0.9 million, or 1%, to $82.6 million compared with the same prior year period. This increase was primarily attributable to increased personnel-related costs related to 2018 hires to support the establishment of our direct operations in Europe and increased depreciation related to our new headquarters facility, partially offset by severance-related charges in the prior year period related to the retirement of our former CEO, including stock based compensation for the acceleration of share-based award vesting. We expect general and administrative expenses for 2019 to increase compared with 2018 as we continue to grow our business and make investments in our operating structure to support growth as well as due to the effect of our transition to direct commercial operations in Europe.

Interest Expense, Net of Portion Capitalized
Interest expense, net, for the three months ended September 30, 2019 increased $2.5 million, or 37%, to $9.4 million, compared with the same period in 2018. This increase was primarily due to non-cash interest expense associated with our new 0.375% Notes.

Interest expense, net for the nine months ended September 30, 2019 increased $1.6 million, or 7%, to $23.6 million compared with the same prior year period. This increase was primarily due to non-cash interest expense associated with our new 0.375% Notes. We expect interest expense for the full year 2019 to increase compared with 2018 due to the interest associated with our new 0.375% Notes.
Loss on Extinguishment of Long-term Debt
During the three and nine months ended September 30, 2019 we incurred a $6.5 million loss on extinguishment of debt related to the repurchase of a portion of our 1.25% Notes.
Other (Expense) Income, Net
Other (expense) income, net for the three months ended September 30, 2019 decreased $1.9 million, to expense of $0.1 million, compared with the same period in 2018. This decrease was primarily due to unrealized foreign exchange loss.

Other (expense) income, net for the nine months ended September 30, 2019 increased $0.7 million, to $5.9 million compared with the same prior year period. This increase was primarily due to a $1.8 million insurance settlement received, partially offset by unrealized foreign exchange loss.

Liquidity and Capital Resources
As of September 30, 2019, we had $419.9 million in cash and cash equivalents and $216.6 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
To lower our manufacturing costs, increase supply redundancy, add capacity closer to our North American customer base and support growth, we constructed a highly-automated manufacturing facility in Acton, Massachusetts, from which we began producing product during the second quarter of 2019. This facility also serves as our global headquarters. Capital expenditures in both 2018 and 2019 were above historic levels due to funding the construction of the Acton facility and related equipment purchases. From the purchase of the facility in late 2016 through September 30, 2019, capital expenditures for the construction of the Acton facility and related equipment purchases have been approximately $293.6 million. In 2019, we expect to invest additional capital in this facility to support our growth, funded by our existing cash and investments as well as cash generated from operations. As of September 30, 2019, we had $27.9 million in capital commitments.
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. In September 2019, we issued $800.0 million aggregate principal amount of 0.375% Convertible Senior Notes due September 2026. The net proceeds of $780.2 million were used to fund the redemption of our 1.25% Convertible Senior Notes due September 2021 and for the purchase of capped call options (“Capped Calls”) on our common stock. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of our cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Senior Notes. The Capped Calls have an initial strike price of $335.90 per share, and cover 3.5 million shares of common stock. Note 5 to the consolidated financial statements provides additional information regarding the debt issuance, repayment and Capped Calls.

As of September 30, 2019, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in thousands)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
September 2016	1.250%	$119,988	September 2021	17.1332	$58.37
November 2017	1.375%	402,500	November 2024	10.7315	$93.18
September 2019	0.375%	800,000	September 2026	4.4105	$226.73
Total		$1,322,488
In October 2019, we repurchased the remaining $120.0 million in principal of 1.25% Convertible Senior Notes due September 2021 ($108.3 million net of discount and issuance costs) for total consideration of $315.0 million. The total consideration was comprised of

$210.0 million in cash and $105.0 million representing the fair value of the 0.7 million shares issued. We expect to allocate $203.7 million of the settlement to the fair value of the equity component and $111.4 million to the debt component, resulting in a loss on extinguishment of $3.1 million, which will be recorded during the fourth quarter of 2019.
Summary of Cash Flows

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash provided by (used in):
Operating activities	$51,467	$5,460
Investing activities	(19,604)	(143,719)
Financing activities	275,945	(7,081)
Effect of exchange rate changes on cash	(1,832)	(674)
Net increase (decrease) in cash and cash equivalents	$305,976	$(146,014)
Operating Activities
Net cash provided by operating activities of $51.5 million for the nine months ended September 30, 2019 was primarily attributable to net income, as adjusted for non-cash interest, stock-based compensation, depreciation and amortization, partially offset by a $30.3 million working capital cash outflow driven by an increase in inventories. The increase in inventories was primarily due to an increase in raw materials and work-in-process related to the start up of our U.S. manufacturing plant and an increase in finished goods with the addition of inventory held in Europe.
Net cash provided in operating activities of $5.5 million for the nine months ended September 30, 2018 was primarily attributable to net income, as adjusted for stock-based compensation, non-cash interest, depreciation and amortization, partially offset by a $54.5 million working capital cash outflow. The working capital outflow was driven by a $25.3 million increase in inventories to support higher demand for our product and a $24.6 million increase in accounts and unbilled receivables driven by our shift to direct sale of the Omnipod in Europe and unbilled revenue resulting from the adoption of ASC 606 on January 1, 2018.
Investing Activities
During the nine months ended September 30, 2019, net cash used in investing activities was $19.6 million, compared with $143.7 million for the nine months ended September 30, 2018.
Capital Spending—Capital expenditures were $114.6 million and $124.9 million for the nine months ended September 30, 2019 and 2018, respectively, primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts. For the full year 2019, we expect capital expenditures to be relatively consistent with 2018 as we continue to expand capacity in our U.S. operations to support our growth and profitability objectives. We expect to fund our capital expenditures using a combination of existing cash and investments as well as cash generated from operations.
Purchases and Sales of Investments—During the nine months ended September 30, 2019, net sales of marketable securities were $101.4 million, compared with net purchases of marketable securities of $16.2 million for the nine months ended September 30, 2018.
Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $275.9 million, compared with net cash used in financing activities of $7.1 million for the nine months ended September 30, 2018.
Debt Issuance and Repayment—As previously discussed under “Convertible Debt” during the nine months ended September 30, 2019, we received net proceeds of $780.2 million from the issuance of 0.375% Notes. We used $453.6 million of the proceeds to partially fund the redemption of a portion of our outstanding 1.25% Notes and $85.4 million to purchase Capped Calls. During the nine months ended September 30, 2018, we paid $6.7 million to settle all of our outstanding 2% Notes.
Option Exercises and Issuance of Shares Under Employee Stock Purchase Plan (“ESPP”)—Total proceeds from option exercises and issuance of common stock under ESPP were $42.9 million and $13.5 million for the nine months ended September 30, 2019 and 2018, respectively. Payments for taxes related to net restricted share settlements were $8.2 million and $13.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Commitments and Contingencies
Following the expiration of an agreement with a former European distributor on June 30, 2018, we were required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. We recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. We estimate that the final aggregate fee could be in the range of $5 million to $55 million, of which $5.1 million had been paid as of September 30, 2019.
Refer to Note 11 to the consolidated financial statements included in this Form 10-Q for information regarding our leases.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 10 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.

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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:

•	risks associated with our dependence on our principal product platform, the Omnipod, and our ability to design, develop, manufacture and commercialize future products;

•	our ability to reduce production costs and increase customer orders and manufacturing volumes;

•	adverse changes in general economic conditions;

•	impact of healthcare reform laws;

•	our ability to raise additional funds in the future on acceptable terms or at all;

•	supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;

•	the potential establishment of a competitive bid program for conventional insulin pumps;

•	failure to retain key supplies and/or supplier pricing discounts and achieve satisfactory gross margins;

•	international business risks;

•	our inability to effectively operate and grow our business in Europe following the expiration of an agreement with our former European distributor on June 30, 2018;

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

•
changes to or termination of our license to incorporate a blood glucose meter into the Omnipod or our inability to enter into new license or other agreements with respect to the Omnipod’s current or future features;

•	challenges to the future development of our non-insulin drug delivery product line;

•	our ability to protect our intellectual property and other proprietary rights;

•	conflicts with the intellectual property of third parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others;

•	adverse regulatory or legal actions relating to the Omnipod or future products;

•	failure of our contract manufacturers or component suppliers to comply with the U.S Food and Drug Administration's quality system regulations;

•
the potential violation of the Foreign Corrupt Practices Act or any other international, federal or state laws prohibiting “kickbacks” or protecting the confidentiality of customer health information or other protected personal information, or any challenge to or investigation into our practices under these laws;

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
As of September 30, 2019, we had outstanding convertible debt on our consolidated balance sheet of $985.8 million, net of unamortized discount and issuance costs totaling $336.7 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the debt, which is disclosed in Note 5 to the consolidated financial statements, is also impacted by changes in our stock price.
Our business is subject to risks, including, but not limited to: unique economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. A substantial portion of our operations are located in the United States; however, as our business in regions outside of the United States continues to increase, we will be increasingly exposed to foreign currency exchange risk related to our foreign operations. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro, British Pound and Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We will continue to monitor and evaluate our internal processes relating to foreign currency exchange, including the potential use of hedging strategies.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture, dated as of September 6, 2019, between Insulet Corporation and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed September 9, 2019).

4.2	Form of 0.375% Convertible Notes due 2026 (included in Exhibit 4.1)

10.1	Form of Capped Call Transactions Confirmation (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 9, 2019).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018

(ii) Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018

(iii) Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018

(iv) Consolidated Statements of Stockholders' Equity (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018

(v) Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and 2018

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

INSULET CORPORATION (Registrant)

Date:	November 5, 2019	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2019	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)