Form 10-Q
period 2020-03-31
INSULET CORP
filed 2020-05-08
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-33462
___________________________________________________________
INSULET CORPORATION
(Exact name of Registrant as specified in its charter)
__________________________________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC
As of April 30, 2020, the registrant had 63,084,855 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$201.4	$213.7
Short-term investments	120.2	162.4
Accounts receivable trade, less allowance for credit losses of $4.1 and $3.8	80.1	69.3
Inventories	95.7	101.0
Prepaid expenses and other current assets	43.9	44.6
Total current assets	541.3	591.0
Long-term investments	60.8	58.4
Property, plant and equipment, net	412.4	399.4
Other intangible assets, net	12.4	13.2
Goodwill	39.6	39.8
Other assets	41.7	41.1
Total assets	$1,108.2	$1,142.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36.4	$54.5
Accrued expenses and other current liabilities	94.0	103.2
Total current liabilities	130.4	157.7
Convertible debt, net	899.0	887.9
Other liabilities	19.8	21.4
Total liabilities	1,049.2	1,067.0
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 63,057,874 and 62,685,492 issued and outstanding	0.1	0.1
Additional paid-in capital	737.9	749.0
Accumulated deficit	(675.2)	(672.0)
Accumulated other comprehensive loss	(3.8)	(1.2)
Total stockholders’ equity	59.0	75.9
Total liabilities and stockholders’ equity	$1,108.2	$1,142.9

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2020	2019
Revenue	$198.0	$159.6
Cost of revenue	71.1	52.9
Gross profit	126.9	106.7
Research and development expenses	35.5	32.5
Selling, general and administrative expenses	83.9	66.9
Operating income	7.5	7.3
Interest expense, net	(10.1)	(4.8)
Other income, net	—	2.2
(Loss) income before income taxes	(2.6)	4.7
Income tax benefit (expense)	0.5	(0.3)
Net (loss) income	$(2.1)	$4.4

Net (loss) income per share:
Basic	$(0.03)	$0.07
Diluted	$(0.03)	$0.07
Weighted-average number of common shares outstanding:
Basic	62,883,672	59,355,031
Diluted	62,883,672	61,148,428

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Net (loss) income	$(2.1)	$4.4
Other comprehensive loss, net of tax:
Currency translation adjustment	(3.4)	(0.8)
Unrealized gain on available-for-sale debt securities	0.8	0.6
Total other comprehensive loss, net of tax	(2.6)	(0.2)
Comprehensive (loss) income	$(4.7)	$4.2

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2019	62,685,492	$0.1	$749.0	$(672.0)	$(1.2)	$75.9
Adoption of ASU 2016-13 (Note 1)	—	—	—	(1.1)	—	(1.1)
Exercise of options to purchase common stock	172,832	—	6.2	—	—	6.2
Stock-based compensation	—	—	7.9	—	—	7.9
Restricted stock units vested, net of shares withheld for taxes	199,550	—	(25.2)	—	—	(25.2)
Net loss	—	—	—	(2.1)	—	(2.1)
Other comprehensive loss	—	—	—	—	(2.6)	(2.6)
Balance at March 31, 2020	63,057,874	$0.1	$737.9	$(675.2)	$(3.8)	$59.0

Three Months Ended March 31, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2018	59,188,758	$0.1	$898.5	$(683.6)	$(2.9)	$212.1
Exercise of options to purchase common stock	269,473	—	9.0	—	—	9.0
Stock-based compensation	—	—	5.8	—	—	5.8
Restricted stock units vested, net of shares withheld for taxes	180,208	—	(7.5)	—	—	(7.5)
Net income	—	—	—	4.4	—	4.4
Other comprehensive loss	—	—	—	—	(0.2)	(0.2)
Balance at March 31, 2019	59,638,439	$0.1	$905.8	$(679.2)	$(3.1)	$223.6

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2020	2019
Cash flows from operating activities
Net (loss) income	$(2.1)	$4.4
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	8.9	5.1
Non-cash interest	11.1	7.6
Stock-based compensation	7.9	5.8
Provision for credit losses	0.6	0.8
Other	0.8	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(14.6)	(6.7)
Inventories	4.8	(2.7)
Prepaid expenses and other assets	0.7	(1.7)
Accounts payable, accrued expenses and other current liabilities	(20.4)	(5.1)
Other liabilities	(1.3)	(0.7)
Net cash (used in) provided by operating activities	(3.6)	6.5
Cash flows from investing activities
Capital expenditures	(26.9)	(44.4)
Acquisition of intangible assets	(0.5)	(0.9)
Purchases of investments	(38.0)	(2.1)
Receipts from the maturity or sale of investments	78.8	55.0
Net cash provided by investing activities	13.4	7.6
Cash flows from financing activities
Proceeds from exercise of stock options	6.2	9.0
Payment of withholding taxes in connection with vesting of restricted stock units	(25.2)	(7.5)
Net cash (used in) provided by financing activities	(19.0)	1.5
Effect of exchange rate changes on cash	(3.1)	(0.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12.3)	15.4
Cash, cash equivalents and restricted cash at beginning of period	213.7	113.9
Cash, cash equivalents and restricted cash at end of period	$201.4	$129.3

Supplemental cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$8.4	$12.7

The accompanying condensed notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable consist of amounts due from third-party payors, customers and intermediaries and are presented at amortized cost. The allowance for credit losses reflects an estimate of losses inherent in the Company’s accounts receivable portfolio determined based on historical experience, specific allowances for known troubled accounts and other available evidence. Accounts receivable are written off when management determines they are uncollectable.
The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the allowance for credit losses using the following methods:
Direct Customer Receivables—The Company measures expected credit losses on direct customer receivables using an aging methodology. The risk of loss for direct customer receivables is higher than other portfolios. The Company relies on third-party payors to accept and timely process claims and on direct consumers to have the ability to pay. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and supportable forecasts.
Distributor Receivables—The Company measures expected credit losses on distributor receivables using an individual reserve methodology. The risk of loss in this portfolio is low based on the Company’s historical experience. The estimate of expected credit losses considers payment history as well as credit ratings of the distributors, in addition to current conditions and supportable forecasts.
National Healthcare System Receivables—The Company measures expected credit losses on national healthcare system receivables using an individual reserve methodology. The risk of loss in this portfolio is low based on the Company’s historical experience. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and supportable forecasts.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $1.9 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively.

Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. To measure fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of inputs:
Level 1—observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2—significant other observable inputs that are observable either directly or indirectly; and
Level 3—significant unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 3 and 8 for financial assets and liabilities held at carrying amount on the consolidated balance sheet and Note 4 for investments measured at fair value on a recurring basis.

Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. A portion of facility costs and certain information technology costs have been allocated from selling, general and administrative to research and development expenses based on square foot and system usage, respectively. In addition, certain quality assurance costs were reclassified from research and development expenses to selling, general and administrative expenses. The net impact of these adjustments was a $0.6 million increase to research and development expenses and a corresponding decrease to selling, general and administrative expenses. There was no change to previously reported operating or net income. Further, the Company reclassified the $3.9 million change in unbilled receivables from the change in accounts and unbilled receivables to the change in prepaid expenses and other assets in the prior year statement of cash flows. This reclassification had no effect on previously reported net cash provided by operating activities.

Recently Adopted Accounting Standards
Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost, such as the Company’s trade receivables and contract assets, to be presented net of expected credit losses, which may be estimated based on relevant information such as historical experience, current conditions and future expectation for each pool of similar financial assets. The new guidance also requires enhanced disclosures related to trade receivables and associated credit losses. The Company adopted ASU 2016-13 using the modified retrospective method, whereby the guidance is applied prospectively as of the date of adoption and prior periods are not restated. The cumulative effect of adopting ASU 2016-13 resulted in a $1.1 million increase to the opening balance of accumulated deficit upon adoption related to an increase in the allowance for credit losses on accounts receivable.
The following table presents the activity in the allowance for credit losses for the period ended March 31, 2020, comprised primarily of our direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

(in millions)
Balance at December 31, 2019	$3.8
Effect of adoption	1.1
Balance at January 1, 2020	4.9
Provision for expected credit losses	0.6
Write-offs charged against allowance	(1.5)
Recoveries of amounts previously written-off	0.1
Balance at March 31, 2020	$4.1

Effective January 1, 2020, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 requires an entity to measure the impairment of goodwill assigned to a reporting unit as the amount by which the carrying value of the assets and liabilities of the reporting unit, including goodwill, exceeds the reporting units’ fair value. The adoption of this guidance had no impact on the consolidated financial statements.
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended March 31,
(in millions)	2020	2019
U.S. Omnipod	$116.6	$86.1
International Omnipod	73.1	56.9
Total Omnipod	189.7	143.0
Drug Delivery	8.3	16.6
Total	$198.0	$159.6

During the three months ended March 31, 2020, the Company had two customers that represented 12% and 10% of total revenue, respectively. During the three months ended March 31, 2019, the Company had two customers that each represented 10% of the Company’s total revenue.

Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2020	December 31, 2019
Accrued expenses and other current liabilities	$3.8	$3.2
Other liabilities	0.9	1.0
Total deferred revenue	$4.7	$4.2

Revenue recognized during the three months ended March 31, 2020 included in deferred revenue at the beginning of 2020 was $1.4 million. Revenue recognized during the three months ended March 31, 2019 included in deferred revenue at the beginning of 2019 was $0.9 million.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2020	December 31, 2019
Prepaid expenses and other current assets	$9.9	$9.5
Other assets	20.6	19.9
Total capitalized contract acquisition costs, net	$30.5	$29.4

The Company recognized $2.5 million and $2.0 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2020 and 2019, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents and the level in the fair value hierarchy in which those measurements fall:

	March 31, 2020			December 31, 2019
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2 (1)
Cash	$85.5	$85.5	$—	$85.3	$85.3	$—
Money market mutual funds	113.0	113.0	—	115.5	115.5	—
Commercial paper	—	—	—	10.0	—	10.0
Restricted cash	2.9	2.9	—	2.9	2.9	—
Total cash and cash equivalents	$201.4	$201.4	$—	$213.7	$203.7	$10.0
(1) Fair value was determined using market prices obtained from third-party pricing sources.

Note 4. Investments
The Company’s short-term and long-term investments in debt securities had maturity dates that range from three months to two years at March 31, 2020. Realized gains or losses for both the three months ended March 31, 2020 and 2019 were insignificant.
The following table provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments at March 31, 2020 and December 31, 2019:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2 (1)
March 31, 2020
U.S. government and agency bonds	$85.0	$0.7	$—	$85.7	$70.7	$15.0
Corporate bonds	15.7	—	—	15.7	—	15.7
Certificates of deposit	6.4	—	—	6.4	—	6.4
Commercial Paper	12.4	—	—	12.4	—	12.4
Total short-term investments	$119.5	$0.7	$—	$120.2	$70.7	$49.5

U.S. government and agency bonds	$55.8	$0.5	$—	$56.3	$25.7	$30.6
Corporate bonds	2.8	—	—	2.8	—	2.8
Certificates of deposit	1.7	—	—	1.7	—	1.7
Total long-term investments	$60.3	$0.5	$—	$60.8	$25.7	$35.1

December 31, 2019
U.S. government and agency bonds	$94.7	$0.3	$—	$95.0	$85.0	$10.0
Corporate bonds	51.0	0.1	—	51.1	—	51.1
Certificates of deposit	6.3	—	—	6.3	—	6.3
Commercial Paper	10.0	—	—	10.0	—	10.0
Total short-term investments	$162.0	$0.4	$—	$162.4	$85.0	$77.4

U.S. government and agency bonds	$52.9	$0.1	$(0.1)	$52.9	$42.9	$10.0
Corporate bonds	2.8	—	—	2.8	—	2.8
Certificates of deposit	2.7	—	—	2.7	—	2.7
Total long-term investments	$58.4	$0.1	$(0.1)	$58.4	$42.9	$15.5

(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	March 31, 2020	December 31, 2019
Raw materials	$29.7	$23.3
Work-in-process	21.8	40.3
Finished goods	44.2	37.4
Total inventories	$95.7	$101.0

Note 6. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill for the three months ended March 31, 2020 was as follows:

(in millions)
Goodwill at December 31, 2019	$39.8
Foreign currency translation	(0.2)
Goodwill at March 31, 2020	$39.6

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (1)	$9.9	$(3.0)	$6.9	$9.9	$(2.8)	$7.1
Internal-use software	12.0	(7.4)	4.6	12.0	(6.8)	5.2
Intellectual property	1.0	(0.1)	0.9	1.0	(0.1)	0.9
Total	$22.9	$(10.5)	$12.4	$22.9	$(9.7)	$13.2

(1) Includes customer relationships acquired from the Company’s former European distributor. See Note 9.
Amortization expense for intangible assets was $0.8 million and $0.6 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense associated with intangible assets included on the Company’s balance sheet as of March 31, 2020 is expected to be as follows:

Years Ending December 31,	(in millions)
2020 (remaining)	$2.4
2021	2.4
2022	1.9
2023	1.2
2024	1.0
Thereafter	3.5
Total	$12.4

Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2020	December 31, 2019
Employee compensation and related costs	$32.6	$45.8
Professional and consulting services	15.3	19.3
Accrued rebates	8.4	7.5
Supplier purchases	7.1	2.4
Value added taxes payable	2.7	1.8
Accrued interest on debt	2.3	1.7
Other	25.6	24.7
Accrued expenses and other current liabilities	$94.0	$103.2

Product Warranty Costs
The Company provides a four-year warranty on Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on PDMs sold in Canada and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty at the time the product is shipped based on historical experience and the estimated cost to service the claims. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of operations. Cost to service the claims reflects the current product cost.
The following table is a summary of the activity related to the Company’s product warranty liability:

	Three Months Ended March 31,
(in millions)	2020	2019
Product warranty liability at beginning of period	$8.5	$6.4
Warranty expense	2.5	2.2
Warranty claims settled	(2.7)	(2.3)
Product warranty liability at the end of period	$8.3	$6.3

Note 8. Convertible Debt, Net
The components of outstanding convertible debt consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
1.375% Convertible Senior Notes, due November 2024	$402.5	$402.5
0.375% Convertible Senior Notes, due September 2026	800.0	800.0
Unamortized debt discount	(284.5)	(294.8)
Debt issuance costs	(19.0)	(19.8)
Total convertible debt, net	$899.0	$887.9

The carrying amount and the estimated fair value of the Company’s convertible debt, which is based on the Level 2 quoted market prices, were as follows:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
1.375% Convertible Senior Notes, due November 2024	$311.0	$512.8	$306.9	$512.8
0.375% Convertible Senior Notes, due September 2026	588.0	819.8	581.0	840.0
Total	$899.0	$1,332.6	$887.9	$1,352.8
(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 9. Commitments and Contingencies
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain then current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, (“ATRS”) alleged that the Company (and certain then current and former executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations and prospects. On February 8, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment was made into an escrow account for the plaintiffs and the class they purport to represent. On August 6, 2018, the Court issued an order approving the settlement, but took the plaintiffs’ motion for fees and expenses under advisement, which motion remains pending. The Company had previously accrued fees and expenses in connection with this matter for the amount of the final settlement liability that was not covered by insurance, the amount of which was not material to the Company’s consolidated financial statements.
In addition, on April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) (“Walker”) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) (“Carnazza”) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court for the District of Massachusetts against the Company (as a nominal defendant) and certain individual then current and former officers and directors of the Company. The allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs. On July 11, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment of attorneys’ fees and reimbursement of expenses will be paid to plaintiffs’ counsel, subject to the Court’s approval. On July 13, 2018, the plaintiffs filed a motion for preliminary approval of the settlement, which is pending. The Company expects that such fees and expenses payable to plaintiff’s counsel will be covered by the Company’s insurance.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Fees to Former European Distributor
Following the expiration of an agreement with a former European distributor on June 30, 2018, the Company was required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The Company recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. The Company estimates that the final aggregate fee is in the range of $5 million to $55 million. As of both March 31, 2020 and December 31, 2019, the Company had $2.7 million accrued related to this matter. The associated gross intangible asset was $7.8 million at both March 31, 2020 and December 31, 2019.

Note 10. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, were as follows:

	Three months ended March 31, 2020
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2019	$(1.6)	$0.4	$(1.2)
Other comprehensive (loss) income	(3.4)	0.8	(2.6)
Balance at March 31, 2020	$(5.0)	$1.2	$(3.8)

	Three months ended March 31, 2019
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at December 31, 2018	$(2.2)	$(0.7)	$(2.9)
Other comprehensive (loss) income	(0.8)	0.6	(0.2)
Balance at March 31, 2019	$(3.0)	$(0.1)	$(3.1)

Note 11. Interest Expense
Interest expense, net was as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Contractual coupon interest	$2.1	$2.5
Accretion of debt discount	10.4	6.9
Amortization of debt issuance costs	0.7	0.7
Capitalized interest	(1.6)	(3.5)
Interest expense, net of portion capitalized	11.6	6.6
Interest income	(1.5)	(1.8)
Interest expense, net	$10.1	$4.8

Note 12. Stock-Based Compensation
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Cost of revenue	$0.1	$0.3
Research and development expenses	2.7	1.8
Selling, general and administrative expenses	5.1	3.7
Total	$7.9	$5.8

Note 13. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2020 was 18.4%, compared with 6.9% for the three months ended March 31, 2019. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets, primarily in the United States. As of March 31, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its U.S. net deferred tax assets based on the determination that it is not more likely than not these future benefits will be realized before expiration. The Company had no uncertain tax positions at both March 31, 2020 and December 31, 2019.
In April 2020, new interpretations of a German tax law related to intellectual property and withholding tax were released. The Company is currently evaluating if these new interpretations, applicable to corporate multinationals, will have an impact on the consolidated financial statements.

Note 14. Net (Loss) Income Per Share
Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method), and potential common shares from the Company’s convertible notes (using the if-converted method). The weighted-average number of common shares used in the computation of basic and diluted net (loss) income per share were as follows:

	Three Months Ended March 31,
(in millions)	2020	2019
Weighted average number of common shares outstanding, basic	62,883,672	59,355,031
Stock options	—	1,524,315
Restricted stock units	—	269,082
Weighted average number of common shares outstanding, diluted	62,883,672	61,148,428

The number of common share equivalents excluded from the computation of diluted net (loss) income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
	2020	2019
1.25% Convertible Senior Notes	—	5,910,954
1.375% Convertible Senior Notes	4,319,429	4,319,429
0.375% Convertible Senior Notes	3,528,400	—
Unvested restricted stock units	537,878	360,278
Stock options	1,613,980	280,887
Total	9,999,687	10,871,548

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs and involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our annual report on Form 10-K for the year ended December 31, 2019 and in this quarterly report.
Overview
We are primarily engaged in the development, manufacture and sale of our proprietary Omnipod® System (“Omnipod”), an innovative, continuous insulin delivery system for people with insulin-dependent diabetes. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens; and pump therapy using insulin pumps. Insulin pumps are used to perform continuous subcutaneous insulin infusion, or insulin pump therapy, and typically use a programmable device and an infusion set to administer insulin into a person’s body. Insulin pump therapy has been shown to provide people with insulin-dependent diabetes with numerous advantages relative to MDI therapy. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that is worn on the body for up to three days at a time; and its wireless companion, the handheld Personal Diabetes Manager. The Omnipod System, which features discreet and easy-to-use devices communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional MDI therapy or the use of traditional pump and tubing. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience and ease.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of non-insulin subcutaneous drugs across other therapeutic areas. Most of our drug delivery revenue currently consists of sales of Pods to Amgen for use in the Neulasta® Onpro® kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection after intense chemotherapy.
Our mission is to improve the lives of people with diabetes. To assist in achieving this mission, we are focused on the following key strategic imperatives:

•	delivering consumer-focused innovation;

•	ensuring the best customer experience globally;

•	expanding our global footprint; and

•	driving operational excellence.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we expect our efforts in 2020 to focus primarily on the pivotal trial for Omnipod, powered by Horizon™, in the United States. In order to support our continued growth and the expected launch of Omnipod, powered by Horizon in the first half 2021, we continue to focus on adding capacity to our U.S. manufacturing plant. During the first quarter of 2020, we began producing salable product on our second manufacturing line in the U.S. and we plan to install a third line in the second half of 2020, on which production is expected in 2021.
Additionally, in 2020, we had planned to further roll out our Omnipod DASHTM Insulin Management System (“Omnipod DASH”), our next generation digital mobile Omnipod platform, in Europe and Canada and enter five new countries in Western Europe and the Middle East to expand the commercial sale of Omnipod and our global footprint. We are still committed to the further roll out of Omnipod DASH and to entering new countries, although the timing has shifted to early 2021 primarily due to the coronavirus pandemic discussed under Recent Developments below. This change in expected timing will not have a material impact on our 2020 revenues since we did not expect these actions to have a meaningful contribution in 2020, although they are expected to contribute to our long-term growth.
Finally, we plan to continue our product development efforts and expand awareness of and access to our products. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.
Recent Developments
A novel strain of coronavirus (COVID-19) was identified in China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020. The COVID-19 outbreak in China resulted in abnormally low production at our contract manufacturer in China during the first two months of the quarter. As a result, we incurred incremental depreciation expense for under- utilized plant capacity for the first two months of the quarter. In response to this outbreak, we took measures to ensure our ability to continue to provide product to our customers, including providing manufacturing incentives to our contract manufacturer in China and utilizing expedited, but more costly, shipping measures to transport product from China. In addition, we implemented strict screening and additional sanitation measures.

China, where we manufacture a significant portion of our products, has begun to experience recovery from COVID-19 and we have been able to produce at normal capacity since March. Additionally, our second highly automated manufacturing line in our U.S. manufacturing plant has provided additional manufacturing redundancy to help mitigate manufacturing risks stemming from COVID-19. Once fully ramped, we expect the two highly-automated lines in our U.S. manufacturing plant to provide us with capacity in the U.S. that is equivalent to all our current lines in China. Refer to Item 1A. Risk Factors for a discussion of COVID-19 risks.
Results of Operations

	Three Months Ended March 31,
(dollars in millions)	2020	2019	Percent Change	Currency Impact	Constant Currency (1)
Revenue:
U.S. Omnipod	$116.6	$86.1	35.4%	—%	35.4%
International Omnipod	73.1	56.9	28.5%	(3.4)%	31.9%
Total Omnipod	189.7	143.0	32.7%	(1.3)%	34.0%
Drug Delivery	8.3	16.6	(50.0)%	—%	(50.0)%
Total	$198.0	$159.6	24.1%	(1.2)%	25.3%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Revenue
Total revenue for the three months ended March 31, 2020 increased $38.4 million, or 24.1%, to $198.0 million, compared with $159.6 million for the three months ended March 31, 2019. Excluding the 1.2% unfavorable impact of currency exchange, the remaining 25.3% increase in revenue was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix. These increases were partially offset by a decline in Drug Delivery revenue.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended March 31, 2020 increased $30.5 million, or 35.4%, to $116.6 million, compared with $86.1 million for the three months ended March 31, 2019. This increase was primarily due to higher volumes driven by growing our customer base, the launch of Omnipod DASH at the end of the first quarter of 2019 and growth through the pharmacy channel. Pod prices in the pharmacy channel have higher average selling prices due in part to the fact that we offer the PDM for no charge. For full year 2020, we expect strong Omnipod revenue growth driven by continued market penetration and volume growth of Omnipod DASH, primarily in the pharmacy channel.
International Omnipod
International Omnipod revenue for the three months ended March 31, 2020 increased $16.2 million, or 28.5%, to $73.1 million, compared with $56.9 million for the three months ended March 31, 2019. Excluding the 3.4% unfavorable impact of currency exchange, the remaining 31.9% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod. Similar to in the U.S, for the full year 2020, we expect higher International Omnipod revenue due to continued volume growth and market penetration.
Drug Delivery
Drug Delivery revenue for the three months ended March 31, 2020 decreased $8.3 million, or 50.0%, to $8.3 million, compared with $16.6 million for the three months ended three months ended March 31, 2019, due to a shift in the timing of production between the first and second quarter. For full year 2020, we expect Drug Delivery revenue to decline due to a lower demand forecast.

Operating Expenses

	Three Months Ended March 31,
	2020		2019
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$71.1	35.9%	$52.9	33.1%
Research and development expenses	$35.5	17.9%	$32.5	20.4%
Selling, general and administrative expenses	$83.9	42.4%	$66.9	41.9%

Cost of Revenue
Cost of revenue for the three months ended March 31, 2020 increased $18.2 million, or 34.4%, to $71.1 million, compared with $52.9 million for the three months ended March 31, 2019. Gross margin was 64.1% for the three months ended March 31, 2020, compared with 66.9% for the three months ended March 31, 2019. The 280 basis point decrease in gross margin was primarily due to two months of higher depreciation expense for under-utilized plant capacity, expedited shipping costs and manufacturing incentives totaling $3.1 million associated with our contract manufacturer in China and the coronavirus pandemic as well as start-up costs and inefficiencies related to our new U.S. manufacturing operations. We expect full year 2020 gross margin to be approximately 63%, which reflects an estimated $5 to $10 million of costs resulting from the coronavirus pandemic, in addition to start-up costs and inefficiencies as we continue to ramp up our U.S. manufacturing operations, partially offset by continued improvements in our global manufacturing and supply chain operations and the move into the pharmacy channel in the United States.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2020 increased $3.0 million, or 9.2%, to $35.5 million, compared with $32.5 million for the three months ended March 31, 2019. This increase was primarily due to spend related to Omnipod, powered by Horizon, our automated insulin delivery system. We expect research and development spending for the full year 2020 to increase compared with 2019.
Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended March 31, 2020 increased $17.0 million, or 25.4%, to $83.9 million, compared with $66.9 million for the three months ended March 31, 2019. This increase was primarily attributable to an increase in headcount year over year, primarily associated with the expansion of our U.S. sales force, as well as investments in customer support initiatives to support our growth. These increases were partially offset by severance-related charges for certain executives that were incurred in the prior period. We expect selling, general and administrative expenses for the full year 2020 to increase compared with 2019 due to expansion of our U.S. sales force and customer support personnel and investments in our operating structure to facilitate our continued growth.
Non-Operating Items
Interest Expense, Net
Interest expense, net, increased $5.3 million to $10.1 million for the three months ended March 31, 2020, compared with $4.8 million for the three months ended March 31, 2019. This increase was driven by a $3.5 million increase in non-cash interest expense associated with our 0.375% Notes issued in September 2019 and a $1.9 million decrease in capitalized interest primarily due to the placement of our first U.S. manufacturing line into service during the second quarter of 2019.
Other Income, Net
During the three months ended March 31, 2019, we had other income, net of $2.2 million, driven by a $1.8 million insurance recovery for damaged inventory in excess of our cost.
Income Tax Expense, Net
We had an income tax benefit of $0.5 million on loss before income taxes of $2.6 million for the three months ended March 31, 2020, compared with income tax expense of $0.3 million on income before income taxes of $4.7 million for the three months ended March 31, 2019. This resulted in effective tax rates of 18.4% and 6.9% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate was driven by a shift in expected geographic mix of income.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net (loss) income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2020	2019
Net (loss) income	$(2.1)	$4.4
Interest expense, net	10.1	4.8
Income tax (benefit) expense	(0.5)	0.3
Depreciation and amortization	8.9	5.1
Stock-based compensation	7.9	5.8
Adjusted EBITDA	$24.3	$20.4

Non-GAAP Financial Measures
Management uses the following non-GAAP financial measures:
Constant currency revenue growth, which measures the change in revenue between current and prior year periods using a constant currency, the exchange rate in effect during the applicable prior year period. We present constant currency revenue growth because we believe it provides meaningful information regarding our results on a consistent and comparable basis. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”), to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.
Adjusted EBITDA, which represents net income (loss) plus net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation and other significant unusual items, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. It is also one of the performance metrics that determines management incentive compensation.
These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. In addition, the above definitions may differ from similarly titled measures used by others. Non-GAAP financial measures exclude the effect of items that increase or decrease our reported results of operations; accordingly, we strongly encourage investors to review our consolidated financial statements in their entirety.
Liquidity and Capital Resources
As of March 31, 2020, we had $201.4 million in cash and cash equivalents and $181.0 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months. As of March 31, 2020, we had $76.5 million in capital commitments.
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of March 31, 2020, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
November 2017	1.375%	$402.5	November 2024	10.7315	$93.2
September 2019	0.375%	800.0	September 2026	4.4105	$226.7
Total		$1,202.5
Additional information regarding our debt issuances is provided in Note 8 to the consolidated financial statements.
Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2020	2019
Cash (used in) provided by:
Operating activities	$(3.6)	$6.5
Investing activities	13.4	7.6
Financing activities	(19.0)	1.5
Effect of exchange rate changes on cash	(3.1)	(0.2)
Net (decrease) increase in cash and cash equivalents	$(12.3)	$15.4
Operating Activities
Net cash used in operating activities of $3.6 million for the three months ended March 31, 2020 was primarily attributable to net loss, as adjusted for non-cash interest, stock-based compensation, depreciation and amortization, partially offset by a $30.8 million working capital cash outflow driven by a $20.4 million decrease in accounts payable, accrued expenses and other current liabilities and a $14.6 million increase in accounts receivable. The decrease in accounts payable, accrued expenses and other current liabilities was driven by the annual payout of cash bonuses for performance in the prior year. The $14.6 million increase in accounts receivable was primarily due to an increase in International Omnipod revenue and sales in the U.S. pharmacy channel, both of which generally have longer payment terms.

Net cash provided by operating activities of $6.5 million for the three months ended March 31, 2019 was primarily attributable to net income, as adjusted for non-cash interest, stock-based compensation, depreciation and amortization, partially offset by a $16.9 million working capital cash outflow driven by an increase in accounts receivable and a decrease in accrued expenses. The increase in accounts receivable was driven by the timing of shipments and related payment terms of U.S. distributors. The decrease in accrued expenses was largely driven by the annual payout of cash bonuses for performance in the prior year.
Investing Activities
Net cash provided by investing activities was $13.4 million for the three months ended March 31, 2020, compared with net cash provided by investing activities of $7.6 million for three months ended March 31, 2019.
Capital Spending—Capital expenditures were $26.9 million for the three months ended March 31, 2020 and primarily related to equipment to increase our manufacturing capacity. Capital expenditures of $44.4 million for the three months ended March 31, 2019 were primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts. For the full year 2020, we expect capital expenditures to be relatively consistent with 2019 as we continue to expand manufacturing capacity to support our growth and the launch of Omnipod, powered by Horizon, in the first half of 2021. We expect to fund our capital expenditures using a combination of existing cash and investments as well as cash generated from operations.
Purchases and Sales of Investments—Net sales of marketable securities were $40.8 million for the three months ended March 31, 2020, compared with $52.9 million for the three months ended March 31, 2019.
Financing Activities
Net cash used in financing activities was $19.0 million for the three months ended March 31, 2020, compared with net cash provided by financing activities of $1.5 million for three months ended March 31, 2019.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises were $6.2 million and $9.0 million for the three months ended March 31, 2020 and 2019, respectively. Payments for taxes related to net restricted and performance stock unit settlements were $25.2 million and $7.5 million for the three months ended March 31, 2020 and 2019, respectively. The $17.7 million increase in payments for taxes related to restricted stock net settlements was primarily due to a higher achievement percentage on performance stock units vested in the first quarter of 2020 compared to the prior year.
Commitments and Contingencies
Following the expiration of an agreement with a former European distributor on June 30, 2018, we were required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. We estimate that the final aggregate fee for the applicable twelve-month period could be in the range of $5 million to $55 million, of which $5.1 million had been paid as of March 31, 2020.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 9 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had various outstanding letters of credit and bank guarantees totaling $2.9 million, none of which are individually significant. We have restricted cash that serves as collateral for these outstanding letters of credit and bank guarantees that is included in cash and cash equivalents on our consolidated balance sheet.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, product warranty and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, except our accounting policy for our allowance for doubtful accounts (now termed allowance for credit losses). As of January 1, 2020, we adopted Accounting Standards Update 2016-13, Credit Losses (Topic 326), as described in Note 1 to the consolidated financial statements in this Form 10-Q.

Accounting Standards Issued and Not Yet Adopted
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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:

•
risks associated with public health crises and pandemics, such as the COVID-19 global pandemic, including the duration of the outbreak, government actions and restrictive measures implemented in response, supply chain disruptions, delays in clinical trials, and other impacts to the business, or on our ability to execute business continuity plans;

•	risks associated with our dependence on our principal product platform, the Omnipod System, and our ability to design, develop, manufacture and commercialize future products;

•	our ability to reduce production costs and increase customer orders and manufacturing volumes;

•	adverse changes in general economic conditions;

•	the impact of healthcare reform laws;

•	supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;

•	the potential establishment of a competitive bid program for conventional insulin pumps;

•	failure to retain key supplies and/or supplier pricing discounts and achieve satisfactory gross margins;

•
international business risks, including regulatory, commercial and logistics risks associated with selling our products in Europe in light of the uncertainty related to the separation of the United Kingdom from the European Union (Brexit);

•
our inability to secure and retain adequate coverage or reimbursement from third-party payors for the Omnipod System or future products and potential adverse changes in reimbursement rates or policies relating to the Omnipod System or future products;

•	failure to retain key payor partners and their members;

•	adverse effects resulting from competition;

•	technological change and product innovation adversely affecting our business;

•
changes to or termination of our license to incorporate a blood glucose meter into the Omnipod System or our inability to enter into new license or other agreements with respect to the Omnipod System’s current or future features;

•	challenges to the future development of our non-insulin drug delivery product line;

•	our ability to protect our intellectual property and other proprietary rights;

•	conflicts with the intellectual property of third parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others;

•	adverse regulatory or legal actions relating to the Omnipod System or future products;

•	failure of our contract manufacturers or component suppliers to comply with the U.S Food and Drug Administration’s quality system regulations;

•
the potential violation of the U.S. Foreign Corrupt Practices Act or any other federal, state or foreign anti-bribery/anti-corruption laws or laws prohibiting “kickbacks” or protecting the confidentiality of health information or other protected personal information, or any challenge to or investigation into our practices under these laws;

•	product liability and other lawsuits that may be brought against us, including stemming from off-label use of our product;

•	breaches or failures of our product or information technology systems, including by cyber attack;

•	reduced retention rates of our customer base;

•	unfavorable results of clinical studies relating to the Omnipod System or future products, or the products of our competitors;

•	future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the Omnipod System;

•	the concentration of our manufacturing operations and storage of our inventory in a limited number of locations;

•	our ability to attract and retain personnel;

•	our ability to scale our business to support revenue growth;

•	fluctuations in quarterly results of operations;

•	risks associated with potential future acquisitions or investments in new businesses;

•	our ability to generate sufficient cash to service all of our indebtedness or raise additional funds on acceptable terms or at all;

•	the expansion of our distribution network;

•	the volatility of the trading price of our common stock;

•	risks related to future sales of our common stock or the conversion of any of our convertible debt;

•	potential limitations on our ability to use our net operating loss carryforwards; and

•	anti-takeover provisions in our organizational documents.
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our interest rate risk, market price sensitive instruments and foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
Please refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as set forth below, there have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Our financial condition and results of operations have been and may to continue to be adversely affected by the recent coronavirus outbreak.
A novel strain of coronavirus (COVID-19) was identified in China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020. To date, this outbreak, which has surfaced in nearly all regions around the world, and preventative measures taken to contain or mitigate the outbreak, have caused, and are continuing to cause, business slowdown or shutdown in affected areas and disruption in the financial markets globally. This has led to a significant increase in unemployment and a loss of employee-sponsored insurance coverage for many people in the United States. As a result, consumers may reduce their spending and our customer attrition rate may increase, which could have a material adverse effect on our business, sales, financial condition and results of operations.
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the manufacturing plants that produce our products or product components, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize our products, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. Although China, where we manufacture a significant portion of our product, has begun to experience recovery and we are currently producing at pre-COVID-19 levels, should China suffer a COVID-19 relapse, it could hinder our ability to produce product and have a material adverse effect on our business and results of operations.
The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual. For example, the COVID-19 pandemic may divert healthcare resources away from the conduct of clinical trials and interruption in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which could delay product approval timelines. Further, we could experience limitations on employee resources that would otherwise be focused on the conduct of preclinical studies and clinical trials, including because of sickness of employees or their families, the requirement for employees to avoid contact with large groups of people and the reliance on working from home. The continued spread of COVID-19 may also slow potential enrollment of clinical trials, reduce the number of eligible patients for our clinical trials and impact our ability to recruit principal investigators and site staff. As a result of the COVID-19 pandemic, including related governmental guidance or requirements, the majority of our employees are working from home, which may negatively impact productivity and cause other disruptions to our business. In addition, if the pandemic continues, we may experience a decline in sales activities, which may hinder new patient starts and negatively impact our revenue growth.
The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. In addition, the pandemic could cause an economic slowdown of potentially extended duration and lead to a global recession. Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. If the macro-economic disruption continues for pro-longed periods, we may need to raise additional capital and capital may not be available on acceptable terms, or at all. While we have a strong balance sheet as of March 31, 2020 and currently do not need to raise additional capital, should the opportunity arise to raise capital on favorable terms, we may choose to do so in order to minimize this risk. We cannot predict when the macro-economic disruption stemming from the coronavirus will ebb or when the economy will return to pre-coronavirus levels, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets (Unaudited) as of March 31, 2020 and December 31, 2019

(ii) Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2020 and 2019

(iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2020 and 2019

(iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2020 and 2019

(v) Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2020 and 2019

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

INSULET CORPORATION (Registrant)

Date:	May 7, 2020	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)