Form 10-Q
period 2020-06-30
INSULET CORP
filed 2020-08-07
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of July 30, 2020, the registrant had 65,650,528 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$779.1	$213.7
Short-term investments	65.3	162.4
Accounts receivable trade, less allowance for credit losses of $4.6 and $3.8	78.0	69.3
Inventories	103.7	101.0
Prepaid expenses and other current assets	59.6	44.6
Total current assets	1,085.7	591.0
Long-term investments	23.5	58.4
Property, plant and equipment, net	423.2	399.4
Other intangible assets, net	10.9	13.2
Goodwill	39.6	39.8
Other assets	43.8	41.1
Total assets	$1,626.7	$1,142.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$35.6	$54.5
Accrued expenses and other current liabilities	98.8	103.2
Total current liabilities	134.4	157.7
Convertible debt, net	910.2	887.9
Other liabilities	18.8	21.4
Total liabilities	1,063.4	1,067.0
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 65,604,347 and 62,685,492 issued and outstanding	0.1	0.1
Additional paid-in capital	1,227.6	749.0
Accumulated deficit	(660.8)	(672.0)
Accumulated other comprehensive loss	(3.6)	(1.2)
Total stockholders’ equity	563.3	75.9
Total liabilities and stockholders’ equity	$1,626.7	$1,142.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2020	2019	2020	2019
Revenue	$226.3	$177.1	$424.3	$336.7
Cost of revenue	83.8	60.7	154.9	113.6
Gross profit	142.5	116.4	269.4	223.1
Research and development expenses	34.2	33.0	69.7	65.5
Selling, general and administrative expenses	80.8	75.8	164.7	142.7
Operating income	27.5	7.6	35.0	14.9
Interest expense, net	(11.1)	(5.8)	(21.2)	(10.6)
Other income, net	1.0	0.1	1.0	2.3
Income before income taxes	17.4	1.9	14.8	6.6
Income tax expense	(3.0)	(0.5)	(2.5)	(0.8)
Net income	$14.4	$1.4	$12.3	$5.8

Net income per share:
Basic	$0.22	$0.02	$0.19	$0.10
Diluted	$0.22	$0.02	$0.19	$0.09
Weighted-average number of common shares outstanding:
Basic	64,370,791	59,844,991	63,627,231	59,601,365
Diluted	65,578,513	61,486,325	64,970,187	61,332,451
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$14.4	$1.4	$12.3	$5.8
Other comprehensive income (loss), net of tax:
Currency translation adjustment	0.6	(0.4)	(2.8)	(1.2)
Unrealized (loss) gain on available-for-sale debt securities	(0.4)	0.7	0.4	1.3
Total other comprehensive income (loss), net of tax	0.2	0.3	(2.4)	0.1
Comprehensive income	$14.6	$1.7	$9.9	$5.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at March 31, 2020	63,057,874	$0.1	$737.9	$(675.2)	$(3.8)	$59.0
Issuance of common stock	2,369,668	—	477.5	—	—	477.5
Exercise of options to purchase common stock	131,542.0	—	5.1	—	—	5.1
Issuance of employee stock purchase plan	18,685	—	2.9	—	—	2.9
Stock-based compensation	—	—	5.8	—	—	5.8
Restricted stock units vested, net of shares withheld for taxes	26,578	—	(1.6)	—	—	(1.6)
Net income	—	—	—	14.4	—	14.4
Other comprehensive income	—	—	—	—	0.2	0.2
Balance at June 30, 2020	65,604,347	$0.1	$1,227.6	$(660.8)	$(3.6)	$563.3

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at March 31, 2019	59,638,439	$0.1	$905.8	$(679.2)	$(3.1)	$223.6
Exercise of options to purchase common stock	447,214	—	14.6	—	—	14.6
Issuance for employee stock purchase plan	27,613	—	2.0	—	—	2.0
Stock-based compensation	—	—	8.3	—	—	8.3
Restricted stock units vested, net of shares withheld for taxes	36,660	—	(0.4)	—	—	(0.4)
Net income	—	—	—	1.4	—	1.4
Other comprehensive income	—	—	—	—	0.3	0.3
Balance at June 30, 2019	60,149,926	$0.1	$930.3	$(677.8)	$(2.8)	$249.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2019	62,685,492	$0.1	$749.0	$(672.0)	$(1.2)	$75.9
Adoption of ASU 2016-13 (Note 1)	—	—	—	(1.1)	—	(1.1)
Issuance of common stock	2,369,668	—	477.5	—	—	477.5
Exercise of options to purchase common stock	304,374	—	11.3	—	—	11.3
Issuance for employee stock purchase plan	18,685	—	2.9	—	—	2.9
Stock-based compensation	—	—	13.7	—	—	13.7
Restricted stock units vested, net of shares withheld for taxes	226,128	—	(26.8)	—	—	(26.8)
Net income	—	—	—	12.3	—	12.3
Other comprehensive loss	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2020	65,604,347	$0.1	$1,227.6	$(660.8)	$(3.6)	$563.3

Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2018	59,188,758	$0.1	$898.5	$(683.6)	$(2.9)	$212.1
Exercise of options to purchase common stock	716,687	—	23.6	—	—	23.6
Issuance for employee stock purchase plan	27,613	—	2.0	—	—	2.0
Stock-based compensation	—	—	14.1	—	—	14.1
Restricted stock units vested, net of shares withheld for taxes	216,868	—	(7.9)	—	—	(7.9)
Net income	—	—	—	5.8	—	5.8
Other comprehensive income	—	—	—	—	0.1	0.1
Balance at June 30, 2019	60,149,926	$0.1	$930.3	$(677.8)	$(2.8)	$249.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2020	2019
Cash flows from operating activities
Net income	$12.3	$5.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	11.0
Non-cash interest	22.3	15.4
Stock-based compensation	13.7	14.1
Provision for credit losses	2.6	2.0
Other	—	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(13.8)	(7.0)
Inventories	(2.8)	(14.0)
Prepaid expenses and other assets	(14.0)	(1.5)
Accounts payable, accrued expenses and other current liabilities	(13.9)	(3.5)
Other liabilities	(2.4)	(1.3)
Net cash provided by operating activities	22.8	20.4
Cash flows from investing activities
Capital expenditures	(51.7)	(91.9)
Acquisition of intangible assets	(0.5)	(5.0)
Purchases of investments	(37.9)	(39.1)
Receipts from the maturity or sale of investments	170.7	104.2
Net cash provided by (used in) investing activities	80.6	(31.8)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	477.5	—
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	14.2	25.6
Payment of withholding taxes in connection with vesting of restricted stock units	(26.8)	(7.9)
Net cash provided by financing activities	464.9	17.7
Effect of exchange rate changes on cash	(2.9)	(0.3)
Net increase in cash, cash equivalents and restricted cash	565.4	6.0
Cash, cash equivalents and restricted cash at beginning of period	213.7	113.9
Cash, cash equivalents and restricted cash at end of period	$779.1	$119.9

Supplemental cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$4.5	$3.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other subsequent interim period.
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
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $1.9 million and $2.3 million for the three months ended June 30, 2020 and 2019, respectively, and were $3.8 million and $4.9 million for the six months ended June 30, 2020 and 2019, respectively.
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
Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. A portion of facility costs and certain information technology costs have been allocated from selling, general and administrative to research and development expenses based on square foot and system usage, respectively. In addition, certain quality assurance costs were reclassified from research and development expenses to selling, general and administrative expenses. The net impact of these adjustments was a $0.7 million and $1.3 million increase to research and development expenses and a corresponding decrease to selling, general and administrative expenses for the three and six months ended June 30, 2020, respectively. There was no change to previously reported operating or net income. Further, the Company reclassified the $1.6 million change in unbilled receivables from the change in accounts and unbilled receivables to the change in prepaid expenses and other assets in the prior year statement of cash flows. This reclassification had no effect on previously reported net cash provided by operating activities.
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
The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2020, comprised primarily of our direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

(in millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Credit losses at the beginning of the period	$4.1	$3.8
Effect of adoption	—	1.1
Credit losses at the beginning of the period after adoption	4.1	4.9
Provision for expected credit losses	2.0	2.6
Write-offs charged against allowance	(1.6)	(3.1)
Recoveries of amounts previously written-off	0.1	0.2
Credit losses at the end of the period	$4.6	$4.6
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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
U.S. Omnipod	$128.8	$98.1	$245.4	$184.2
International Omnipod	73.2	62.7	146.3	119.6
Total Omnipod	202.0	160.8	391.7	303.8
Drug Delivery	24.3	16.3	32.6	32.9
Total	$226.3	$177.1	$424.3	$336.7
During both the three and six months ended June 30, 2020, the Company had two customers that represented 21% of total revenue. During the three and six months ended June 30, 2019, the Company had one customer that represented 12% of total revenue and two customers that represented 21% of total revenue, respectively.

Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$5.0	$3.2
Other liabilities	0.9	1.0
Total deferred revenue	$5.9	$4.2
Revenue recognized during the three and six months ended June 30, 2020 included in deferred revenue at the beginning of 2020 was $0.1 million and $1.6 million, respectively. Revenue recognized during the three and six months ended June 30, 2019 included in deferred revenue at the beginning of 2019 was $0.2 million and $1.1 million, respectively.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2020	December 31, 2019
Prepaid expenses and other current assets	$9.9	$9.5
Other assets	19.7	19.9
Total capitalized contract acquisition costs, net	$29.6	$29.4
The Company had unbilled receivables of $22.3 million and $13.5 million at June 30, 2020 and December 31, 2019, respectively.
The Company recognized $2.6 million and $5.1 million of amortization of capitalized contract acquisition costs during the three and six months ended June 30, 2020, respectively. The Company recognized $2.1 million and $4.1 million of amortization of capitalized contract acquisition costs during the three and six months ended June 30, 2019, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents and the level in the fair value hierarchy in which those measurements fall:

	June 30, 2020			December 31, 2019
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2 (1)
Cash	$470.3	$470.3	$—	$85.3	$85.3	$—
Money market mutual funds	305.9	305.9	—	115.5	115.5	—
Commercial paper	—	—	—	10.0	—	10.0
Restricted cash	2.9	2.9	—	2.9	2.9	—
Total cash and cash equivalents	$779.1	$779.1	$—	$213.7	$203.7	$10.0
(1) Fair value was determined using market prices obtained from third-party pricing sources.

Note 4. Investments
The Company’s short-term and long-term investments in debt securities had maturity dates that range from one month to two years at June 30, 2020. Realized gains or losses for both the three and six months ended June 30, 2020 and 2019 were insignificant.
The following table provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments at June 30, 2020 and December 31, 2019:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2 (1)
June 30, 2020
U.S. government and agency bonds	$60.1	$0.5	$—	$60.6	$60.6	$—
Corporate bonds	0.8	—	—	0.8	—	0.8
Certificates of deposit	3.9	—	—	3.9	—	3.9
Commercial Paper	—	—	—	—	—	—
Total short-term investments	$64.8	$0.5	$—	$65.3	$60.6	$4.7

U.S. government and agency bonds	$20.7	$0.3	$—	$21.0	$15.4	$5.6
Corporate bonds	2.0	—	—	2.0	—	2.0
Certificates of deposit	0.5	—	—	0.5	—	0.5
Total long-term investments	$23.2	$0.3	$—	$23.5	$15.4	$8.1

December 31, 2019
U.S. government and agency bonds	$94.7	$0.3	$—	$95.0	$85.0	$10.0
Corporate bonds	51.0	0.1	—	51.1	—	51.1
Certificates of deposit	6.3	—	—	6.3	—	6.3
Commercial Paper	10.0	—	—	10.0	—	10.0
Total short-term investments	$162.0	$0.4	$—	$162.4	$85.0	$77.4

U.S. government and agency bonds	$52.9	$0.1	$(0.1)	$52.9	$42.9	$10.0
Corporate bonds	2.8	—	—	2.8	—	2.8
Certificates of deposit	2.7	—	—	2.7	—	2.7
Total long-term investments	$58.4	$0.1	$(0.1)	$58.4	$42.9	$15.5
(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	June 30, 2020	December 31, 2019
Raw materials	$33.7	$23.3
Work-in-process	37.2	40.3
Finished goods	32.8	37.4
Total inventories	$103.7	$101.0
Note 6. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill for the six months ended June 30, 2020 was as follows:

(in millions)
Goodwill at December 31, 2019	$39.8
Foreign currency translation	(0.2)
Goodwill at June 30, 2020	$39.6

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (1)	$9.9	$(3.3)	$6.6	$9.9	$(2.8)	$7.1
Internal-use software	11.2	(7.8)	3.4	12.0	(6.8)	5.2
Intellectual property	1.0	(0.1)	0.9	1.0	(0.1)	0.9
Total	$22.1	$(11.2)	$10.9	$22.9	$(9.7)	$13.2
(1) Includes customer relationships acquired from the Company’s former European distributor. See Note 9.
Amortization expense for intangible assets was $0.7 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. Amortization expense for intangible assets was $1.5 million and $1.2 million for the six months ended June 30, 2020, and 2019, respectively. Amortization expense associated with intangible assets included on the Company’s balance sheet as of June 30, 2020 is expected to be as follows:

Years Ending December 31,	(in millions)
2020 (remaining)	$1.3
2021	2.2
2022	1.6
2023	1.2
2024	1.1
Thereafter	3.5
Total	$10.9
Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2020	December 31, 2019
Employee compensation and related costs	$32.6	$45.9
Accrued rebates	10.3	7.5
Supplier purchases	4.7	2.4
Value added taxes payable	3.9	1.8
Deferred revenue	5.0	3.2
Other	42.3	42.4
Accrued expenses and other current liabilities	$98.8	$103.2
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
The following table is a summary of the activity related to the Company’s product warranty liability:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Product warranty liability at beginning of period	$8.3	$6.3	$8.5	$6.4
Warranty expense	2.7	3.1	5.2	5.3
Warranty claims settled	(2.9)	(2.8)	(5.6)	(5.1)
Product warranty liability at the end of period	$8.1	$6.6	$8.1	$6.6

Note 8. Convertible Debt, Net
The components of outstanding convertible debt consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
1.375% Convertible Senior Notes, due November 2024	$402.5	$402.5
0.375% Convertible Senior Notes, due September 2026	800.0	800.0
Unamortized debt discount	(274.0)	(294.8)
Debt issuance costs	(18.3)	(19.8)
Total convertible debt, net	$910.2	$887.9
The carrying amount and the estimated fair value of the Company’s convertible debt, which is based on the Level 2 quoted market prices, were as follows:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
1.375% Convertible Senior Notes, due November 2024	$315.2	$512.8	$306.9	$512.8
0.375% Convertible Senior Notes, due September 2026	595.0	867.0	581.0	840.0
Total	$910.2	$1,379.8	$887.9	$1,352.8
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
In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, Omnipod Starter Kit and Omnipod 10 Pod Pack in the United States infringed Roche’s now-expired U.S. Patent 7,931,613. Roche is seeking monetary damages and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of the Company’s products. The Company believes that it has meritorious defenses to Roche’s claims and intends to vigorously defend against them. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses. The court has not yet set a schedule for the case.

In July 2020, the Company filed a patent infringement claim against Roche Diabetes Care Limited (“Roche Ltd.”) in the United Kingdom alleging that Roche Ltd.’s manufacture and sale of the Accu-Chek® Solo insulin pump and its consumable components infringes European Patent No. 1 335 764 in the United Kingdom. The Company is seeking an injunction to last until expiry of the patent and monetary damages.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Other than as described above, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Fees to Former European Distributor
Following the expiration of an agreement with a former European distributor on June 30, 2018, the Company was required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The Company recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. The Company estimates that the final aggregate fee is in the range of $5 million to $55 million. As of both June 30, 2020 and December 31, 2019, the Company had $2.7 million accrued related to this matter. The associated gross intangible asset was $7.8 million at both June 30, 2020 and December 31, 2019.
Note 10. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, were as follows:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(5.0)	$1.2	$(3.8)	$(1.6)	$0.4	$(1.2)
Other comprehensive income (loss)	0.6	(0.4)	0.2	(2.8)	0.4	(2.4)
Balance at the end of period	$(4.4)	$0.8	$(3.6)	$(4.4)	$0.8	$(3.6)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3.0)	$(0.1)	$(3.1)	$(2.2)	$(0.7)	$(2.9)
Other comprehensive income	(0.4)	0.7	0.3	(1.2)	1.3	0.1
Balance at the end of period	$(3.4)	$0.6	$(2.8)	$(3.4)	$0.6	$(2.8)
Note 11. Interest Expense
Interest expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Contractual coupon interest	$2.2	$2.5	$4.3	$4.9
Accretion of debt discount	10.5	7.1	20.9	14.0
Amortization of debt issuance costs	0.7	0.7	1.4	1.4
Capitalized interest	(1.6)	(2.6)	(3.2)	(6.0)
Interest expense, net of portion capitalized	11.8	7.7	23.4	14.3
Interest income	(0.7)	(1.9)	(2.2)	(3.7)
Interest expense, net	$11.1	$5.8	$21.2	$10.6

Note 12. Stock-Based Compensation
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Cost of revenue	$0.1	$0.3	$0.2	$0.6
Research and development expenses	2.3	2.4	5.0	4.2
Selling, general and administrative expenses	3.4	5.6	8.5	9.3
Total	$5.8	$8.3	$13.7	$14.1
Note 13. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2020 was 17.2% and 17.0%, compared with 25.6% and 12.3% for the three and six months ended June 30, 2019. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets, primarily in the United States. As of June 30, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its U.S. net deferred tax assets based on the determination that it is not more likely than not these future benefits will be realized. The Company had no uncertain tax positions at both June 30, 2020 and December 31, 2019.
In April 2020, new interpretations of a German tax law related to intellectual property and withholding tax were released. The Company is evaluating whether these new interpretations, applicable to corporate multinationals, will have an impact on the consolidated financial statements.
Note 14. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method), and potential common shares from the Company’s convertible notes (using the if-converted method). The weighted-average number of common shares used in the computation of basic and diluted net income per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Weighted average number of common shares outstanding, basic	64,370,791	59,844,991	63,627,231	59,601,365
Stock options	1,086,474	1,479,713	1,129,985	1,513,886
Restricted stock units	121,248	161,621	212,971	217,200
Weighted average number of common shares outstanding, diluted	65,578,513	61,486,325	64,970,187	61,332,451
The number of common share equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
1.25% Convertible Senior Notes	—	5,910,954	—	5,910,954
1.375% Convertible Senior Notes	4,319,429	4,319,429	4,319,429	4,319,429
0.375% Convertible Senior Notes	3,528,400	—	3,528,400	—
Unvested restricted stock units	298,600	426,550	356,577	421,776
Stock options	66,855	181,132	52,069	231,289
Total	8,213,284	10,838,065	8,256,475	10,883,448

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
Our mission is to improve the lives of people with diabetes. To assist in achieving this mission, we are focused on the following key strategic imperatives:
•delivering consumer-focused innovation;
•ensuring the best customer experience globally;
•expanding our global footprint; and
•driving operational excellence.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we expect our efforts in 2020 to focus primarily on the pivotal trial in the United States for Omnipod 5, powered by Horizon™ (“Omnipod 5”), our automated insulin delivery system. In order to support our continued growth and the expected launch of Omnipod 5 in the first half 2021, we continue to focus on adding capacity to our U.S. manufacturing plant. During the first quarter of 2020, we began producing salable product on our second manufacturing line in the U.S. and we plan to install a third line in the second half of 2020, on which production is expected in 2021.
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
Recent Developments
A novel strain of coronavirus (“COVID-19”) was identified in China in December 2019, and subsequently declared a pandemic by the World Health Organization in March 2020. The COVID-19 outbreak in China resulted in abnormally low production at our contract manufacturer in China during the first two months of the year, which resulted in incremental depreciation expense for under-utilized plant capacity for those two months. In response to this outbreak, we took measures to ensure our ability to continue to provide product to our customers, including providing manufacturing incentives to our contract manufacturer in China and utilizing expedited, but more costly, shipping measures to transport product from China. In addition, we implemented strict screening and additional sanitation measures.

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
Results of Operations

	Three Months Ended June 30,
(dollars in millions)	2020	2019	Percent Change	Currency Impact	Constant Currency (1)
Revenue:
U.S. Omnipod	$128.8	$98.1	31.3%	—%	31.3%
International Omnipod	73.2	62.7	16.7%	(3.0)%	19.7%
Total Omnipod	202.0	160.8	25.6%	(1.2)%	26.8%
Drug Delivery	24.3	16.3	49.1%	—%	49.1%
Total	$226.3	$177.1	27.8%	(1.0)%	28.8%

	Six Months Ended June 30,
(dollars in millions)	2020	2019	Percent Change	Currency Impact	Constant Currency (1)
Revenue:
U.S. Omnipod	$245.4	$184.2	33.2%	—%	33.2%
International Omnipod	146.3	119.6	22.3%	(3.2)%	25.5%
Total Omnipod	391.7	303.8	28.9%	(1.3)%	30.2%
Drug Delivery	32.6	32.9	(0.9)%	—%	(0.9)%
Total	$424.3	$336.7	26.0%	(1.1)%	27.1%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Revenue
Total revenue for the three months ended June 30, 2020 increased $49.2 million, or 27.8%, to $226.3 million, compared with $177.1 million for the three months ended June 30, 2019. Constant currency revenue growth of 28.8% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
Total revenue for the six months ended June 30, 2020 increased $87.6 million, or 26.0%, to $424.3 million, compared with $336.7 million for the six months ended June 30, 2019. Constant currency revenue growth of 27.1% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended June 30, 2020 increased $30.7 million, or 31.3%, to $128.8 million, compared with $98.1 million for the three months ended June 30, 2019. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase in days-on-hand inventory at distributors due to both continued growth of DASH adoption and COVID-19. The increase was also due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge.
U.S. Omnipod revenue for the six months ended June 30, 2020 increased $61.2 million, or 33.2%, to $245.4 million, compared with $184.2 million for the six months ended June 30, 2019. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase in days-on-hand inventory at distributors due to both continued growth of DASH adoption and COVID-19. The increase was also due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. For full year 2020, we expect strong Omnipod revenue growth driven by continued market penetration and volume growth of Omnipod DASH, primarily in the pharmacy channel. We expect this revenue growth to be partially offset by the impact of lower new Omnipod starts stemming from COVID-19.
International Omnipod
International Omnipod revenue for the three months ended June 30, 2020 increased $10.5 million, or 16.7%, to $73.2 million, compared with $62.7 million for the three months ended June 30, 2019. Excluding the 3.0% unfavorable impact of currency exchange, the remaining 19.7% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod and, to a lesser extent, an increase in days-on-hand inventory at distributors due to COVID-19.
International Omnipod revenue for the six months ended June 30, 2020 increased $26.7 million, or 22.3%, to $146.3 million, compared with $119.6 million for the six months ended June 30, 2019. Excluding the 3.2% unfavorable impact of currency exchange, the remaining 25.5% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod and, to a lesser extent, an increase in days-on-hand inventory at distributors due to COVID-19. Similar to in the U.S, for the full year 2020, we expect higher International Omnipod revenue due to continued volume growth and market penetration. We expect this revenue growth to be partially offset by the impact of lower new Omnipod starts stemming from COVID-19.
Drug Delivery
Drug Delivery revenue for the three months ended June 30, 2020 increased $8.0 million, or 49.1%, to $24.3 million, compared with $16.3 million for the three months ended June 30, 2019, due to increased demand driven by COVID-19 and shift in the timing of production between the first and second quarter.
Drug Delivery revenue for the six months ended June 30, 2020 was relatively level compared with the six months ended June 30, 2019. For full year 2020, we expect Drug Delivery revenue to increase due to a higher demand forecast resulting from COVID-19.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$83.8	37.0%	$60.7	34.3%	$154.9	36.5%	$113.6	33.7%
Research and development expenses	$34.2	15.1%	$33.0	18.6%	$69.7	16.4%	$65.5	19.5%
Selling, general and administrative expenses	$80.8	35.7%	$75.8	42.8%	$164.7	38.8%	$142.7	42.4%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2020 increased $23.1 million, or 38.1%, to $83.8 million, compared with $60.7 million for the three months ended June 30, 2019. Gross margin was 63.0% for the three months ended June 30, 2020, compared with 65.7% for the three months ended June 30, 2019. The 270 basis point decrease in gross margin was primarily due to start-up costs and inefficiencies related to our new U.S. manufacturing operations, and $3.4 million for recruiting and screening expenses, expedited shipping costs and manufacturing incentives associated with our contract manufacturer in China as a result of the coronavirus pandemic. This decrease was partially offset by a higher average selling price due to growth in the pharmacy channel.
Cost of revenue for the six months ended June 30, 2020 increased $41.3 million, or 36.4%, to $154.9 million, compared with $113.6 million for the six months ended June 30, 2019. Gross margin was 63.5% for the six months ended June 30, 2020, compared with 66.3% for the six months ended June 30, 2019. The 280 basis point decrease in gross margin was primarily due to start-up costs and inefficiencies related to our new U.S. manufacturing operations as well as two months of higher depreciation expense for under-utilized plant capacity, recruiting and screening expenses, expedited shipping costs and manufacturing incentives totaling $6.5 million associated with our contract manufacturer in China as a result of the coronavirus pandemic. This decrease was partially offset by higher average selling price due to growth in the pharmacy channel. We expect full year 2020 gross margin to be approximately 63%, which reflects an estimated $7 to $10 million of costs resulting from the coronavirus pandemic, in addition to start-up costs and inefficiencies as we continue to ramp up our U.S. manufacturing operations, partially offset by continued improvements in our global manufacturing and supply chain operations and the move into the pharmacy channel in the United States.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2020 increased $1.2 million, or 3.6%, to $34.2 million, compared with $33.0 million for the three months ended June 30, 2019. This increase was primarily due to spend related to Omnipod 5, partially offset by reduced spend on Omnipod DASH, which was launched in the prior year period.
Research and development expenses for the six months ended June 30, 2020 increased $4.2 million, or 6.4%, to $69.7 million, compared with $65.5 million for the six months ended June 30, 2019. This increase was primarily due to spend related to Omnipod 5, partially offset by reduced spend on Omnipod DASH, which was launched in the prior year period. We expect research and development spending for the full year 2020 to increase compared with 2019.

Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended June 30, 2020 increased $5.0 million, or 6.6%, to $80.8 million, compared with $75.8 million for the three months ended June 30, 2019. This increase was primarily attributable to investments in initiatives to support our growth, as well as headcount year over year, primarily associated with the expansion of our U.S. sales force. These increases were partially offset by a decrease in travel and entertainment expenses due to reduced activity resulting from COVID-19.
Selling general and administrative expenses for the six months ended June 30, 2020 increased $22 million, or 15.4%, to $164.7 million, compared with $142.7 million for the six months ended June 30, 2019. This increase was primarily attributable to investments in customer support and other initiatives to support our growth, as well as headcount year over year, primarily associated with the expansion of our U.S. sales force. These increases were partially offset by a decrease in travel and entertainment expenses due to reduced activity resulting from COVID-19. We expect selling, general and administrative expenses for the full year 2020 to increase compared with 2019 due to expansion of our U.S. sales force and customer support personnel and investments in our operating structure to facilitate our continued growth.
Non-Operating Items
Interest Expense, Net
Net interest expense increased $5.3 million to $11.1 million for the three months ended June 30, 2020, compared with $5.8 million for the three months ended June 30, 2019. This increase was driven by a $3.4 million increase in non-cash interest expense associated with our 0.375% Notes issued in September 2019, a $1.2 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments and a $1.0 million decrease in capitalized interest primarily due to the placement of our first U.S. manufacturing line into service during the second quarter of 2019.
Net interest expense increased $10.6 million to $21.2 million for the six months ended June 30, 2020, compared with $10.6 million for the six months ended June 30, 2019. This increase was driven by a $6.9 million increase in non-cash interest expense associated with our 0.375% Notes issued in September 2019 and a $2.8 million decrease in capitalized interest primarily due to the placement of our first U.S. manufacturing line into service during the second quarter of 2019, as well as a $1.5 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments.
Other Income, Net
During the three months ended June 30, 2020, we had other income, net of $1.0 million, compared with $0.1 million for the three months ended June 30, 2019. The increase in other income was primarily driven by unrealized foreign currency gains due to the change in exchange rates.
During the six months ended June 30, 2020, we had other income, net of $1.0 million, compared with $2.3 million for the six months ended June 30, 2019, The decrease in other income was primarily driven by a $1.8 million insurance recovery for damaged inventory in excess of our cost received during the six months ended June 30, 2019.
Income Tax Expense, Net
Income tax expense was $3.0 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively. This resulted in effective tax rates of 17.2% and 25.6% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate was driven by a shift in expected geographic mix of income.
Income tax expense was $2.5 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively. This resulted in effective tax rates of 17.0% and 12.3% for the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate was driven by a shift in expected geographic mix of income.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Net income	$14.4	$1.4	$12.3	$5.8
Interest expense, net	11.1	5.8	21.2	10.6
Income tax expense	3.0	0.5	2.5	0.8
Depreciation and amortization	9.9	5.9	18.8	11.0
Stock-based compensation	5.8	8.3	13.7	14.1
Adjusted EBITDA	$44.2	$21.9	$68.5	$42.3

Non-GAAP Financial Measures
Management uses the following non-GAAP financial measures:
Constant currency revenue growth measures the change in revenue between current and prior year periods using a constant currency, the exchange rate in effect during the applicable prior year period. We present constant currency revenue growth because we believe it provides meaningful information regarding our results on a consistent and comparable basis. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”), to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.
Adjusted EBITDA represents net income (loss) plus net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation and other significant unusual items, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, securities analysts and other interested parties as a measure of our comparative operating performance from period to period. We recognize Adjusted EBITDA as a commonly used measure in determining business value and as such, use it internally to report results. It is also one of the performance metrics that determines management incentive compensation.
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
Liquidity and Capital Resources
As of June 30, 2020, we had $779.1 million in cash and cash equivalents and $88.8 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months. As of June 30, 2020, we had $78.7 million in capital commitments.
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of June 30, 2020, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
November 2017	1.375%	$402.5	November 2024	10.7315	$93.2
September 2019	0.375%	800.0	September 2026	4.4105	$226.7
Total		$1,202.5
Additional information regarding our debt issuances is provided in Note 8 to the consolidated financial statements.
Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2020	2019
Cash provided by (used in):
Operating activities	$22.8	$20.4
Investing activities	80.6	(31.8)
Financing activities	464.9	17.7
Effect of exchange rate changes on cash	(2.9)	(0.3)
Net increase in cash and cash equivalents	$565.4	$6.0
Operating Activities
Net cash provided by operating activities of $22.8 million for the six months ended June 30, 2020 was primarily attributable to net income, as adjusted for non-cash interest, depreciation and amortization, and stock-based compensation, partially offset by a $46.9 million working capital cash outflow driven by a $13.9 million decrease in accounts payable, accrued expenses and other current liabilities, a $14.0 million increase in prepaid expenses and other assets and a $13.8 million increase in accounts receivable. The decrease in accounts payable, accrued expenses and other current liabilities was driven by the annual payout of cash bonuses for performance in the prior year. The increase in prepaid expenses and other assets was driven by an increase unbilled revenue resulting from an increase in demand for our Drug Delivery product. The $13.8 million increase in accounts receivable was primarily due to an increase in International Omnipod revenue and sales in the U.S. pharmacy channel, both of which generally have longer payment terms.
Investing Activities
Net cash provided by investing activities was $80.6 million for the six months ended June 30, 2020, compared with net cash used in investing activities of $31.8 million for six months ended June 30, 2019.
Capital Spending—Capital expenditures were $51.7 million for the six months ended June 30, 2020 and primarily related to equipment to increase our manufacturing capacity. Capital expenditures of $91.9 million for the six months ended June 30, 2019 were primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts. For the full year 2020, we expect capital expenditures to be relatively consistent with 2019 as we continue to expand manufacturing capacity to support our growth and the launch of Omnipod 5 in the first half of 2021. We expect to fund our capital expenditures using a combination of existing cash and investments as well as cash generated from operations.
Purchases and Sales of Investments—Net sales of marketable securities were $132.8 million for the six months ended June 30, 2020, compared with $65.1 million for the six months ended June 30, 2019. The increase in net sales of marketable securities was driven by a shift in a portion of our investment portfolio to investments that are classified as cash equivalents.
Financing Activities
Net cash provided by financing activities was $464.9 million for the six months ended June 30, 2020, compared with net cash provided by financing activities of $17.7 million for six months ended June 30, 2019.
Issuance of Common Stock—During the six months ended June 30, 2020, we sold 2.4 million common shares for $478.7 million in an underwritten registered offering. Net proceeds from the offering were $477.5 million. The proceeds provide us with additional liquidity to mitigate risk and allow us to continue investing in the growth of our business and our strategic initiatives.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises were $14.2 million and $25.6 million for the six months ended June 30, 2020 and 2019, respectively. The $11.4 million decrease in proceeds from option exercises was primarily driven by the retirement of former executives in the prior year period. Payments for taxes related to net restricted and performance stock unit settlements were $26.8 million and $7.9 million for the six months ended June 30, 2020 and 2019, respectively. The $18.9 million increase in payments for taxes related to restricted stock net settlements was primarily due to a higher achievement percentage on performance stock units vested in the first quarter of 2020 compared to the prior year.
Commitments and Contingencies
Following the expiration of an agreement with a former European distributor on June 30, 2018, we were required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. We estimate that the final aggregate fee for the applicable twelve-month period could be in the range of $5 million to $55 million, of which $5.1 million had been paid as of June 30, 2020.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 9 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had various outstanding letters of credit and bank guarantees totaling $2.9 million, none of which is individually significant. We have restricted cash that serves as collateral for these outstanding letters of credit and bank guarantees that are included in cash and cash equivalents on our consolidated balance sheet.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
We believe that our accounting policies for revenue recognition, accounts receivable and allowance for credit losses, product warranty and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019, except our accounting policy for our allowance for doubtful accounts (now termed allowance for credit losses). As of January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326), as described in Note 1 to the consolidated financial statements in this Form 10-Q.
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
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for us beginning in the first quarter of 2022 with early adoption permitted. The adoption of this standard will have no impact on our diluted earnings per share as we calculate earnings per share using the if-converted method. We are currently evaluating the impact of the remaining provisions on our consolidated financial statements.
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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:
•risks associated with public health crises and pandemics, such as the COVID-19 global pandemic, including the duration of the outbreak, government actions and restrictive measures implemented in response, supply chain disruptions, delays in clinical trials, and other impacts to the business, or on our ability to execute business continuity plans;
•risks associated with our dependence on our principal product platform, the Omnipod System, and our ability to design, develop, manufacture and commercialize future products;
•our ability to reduce production costs and increase customer orders and manufacturing volumes;
•adverse changes in general economic conditions;
•the impact of healthcare reform laws;
•supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;
•the potential establishment of a competitive bid program for conventional insulin pumps;
•failure to retain key supplies and/or supplier pricing discounts and achieve satisfactory gross margins;
•international business risks, including regulatory, commercial and logistics risks associated with selling our products in Europe in light of the uncertainty related to the separation of the United Kingdom from the European Union (Brexit);
•our inability to secure and retain adequate coverage or reimbursement from third-party payors for the Omnipod System or future products and potential adverse changes in reimbursement rates or policies relating to the Omnipod System or future products;
•failure to retain key payor partners and their members;
•adverse effects resulting from competition;
•technological change and product innovation adversely affecting our business;

•changes to or termination of our license to incorporate a blood glucose meter into the Omnipod System or our inability to enter into new license or other agreements with respect to the Omnipod System’s current or future features;
•challenges to the future development of our non-insulin drug delivery product line;
•our ability to protect our intellectual property and other proprietary rights;
•conflicts with the intellectual property of third parties, including claims that our current or future products infringe or misappropriate the proprietary rights of others;
•adverse regulatory or legal actions relating to the Omnipod System or future products;
•failure of our contract manufacturers or component suppliers to comply with the U.S Food and Drug Administration’s quality system regulations;
•potential adverse impacts resulting from a recall, or discovery of serious safety issues, of the Omnipod System;
•the potential violation of the U.S. Foreign Corrupt Practices Act or any other federal, state or foreign anti-bribery/anti-corruption laws or laws prohibiting “kickbacks” or protecting the confidentiality of health information or other protected personal information, or any challenge to or investigation into our practices under these laws;
•product liability and other lawsuits that may be brought against us, including stemming from off-label use of our product;
•breaches or failures of our product or information technology systems, including by cyber attack;
•reduced retention rates of our customer base;
•unfavorable results of clinical studies relating to the Omnipod System or future products, or the products of our competitors;
•future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable to the Omnipod System;
•the concentration of our manufacturing operations and storage of our inventory in a limited number of locations;
•our ability to attract and retain personnel;
•our ability to scale our business to support revenue growth;
•fluctuations in quarterly results of operations;
•risks associated with potential future acquisitions or investments in new businesses;
•our ability to generate sufficient cash to service all of our indebtedness or raise additional funds on acceptable terms or at all;
•the expansion of our distribution network;
•the volatility of the trading price of our common stock;
•risks related to future sales of our common stock or the conversion of any of our convertible debt;
•potential limitations on our ability to use our net operating loss carryforwards; and
•anti-takeover provisions in our organizational documents.
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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual. For example, the COVID-19 pandemic may divert healthcare resources away from the conduct of clinical trials and interruption in the operations of the U.S. Food and Drug Administration and comparable foreign regulatory agencies, which could delay product approval timelines. Further, we could experience limitations on employee resources that would otherwise be focused on the conduct of preclinical studies and clinical trials, including because of sickness of employees or their families, the requirement for employees to avoid contact with large groups of people and the reliance on working from home. The continued spread of COVID-19 may also slow potential enrollment of clinical trials, reduce the number of eligible patients for our clinical trials and impact our ability to recruit principal investigators and site staff. As a result of the COVID-19 pandemic, including related governmental guidance or requirements, many of our employees are working from home, which may negatively impact productivity and cause other disruptions to our business. In addition, if the pandemic continues, we may experience a decline in sales activities, which may hinder new patient starts and negatively impact our revenue growth.
The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. In addition, the pandemic could cause an economic slowdown of potentially extended duration and lead to a global depression. Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. If the macro-economic disruption continues for pro-longed periods, we may need to raise additional capital and capital may not be available on acceptable terms, or at all. While we have a strong balance sheet as of June 30, 2020, in part due to the completion of a public offering of common stock in May 2020, and currently do not need to raise additional capital, should the opportunity arise to raise capital on favorable terms, we may choose to do so in order to minimize this risk. We cannot predict when the macro-economic disruption stemming from the coronavirus will ebb or when the economy will return to pre-coronavirus levels, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Description
1.1
Underwriting Agreement, dated May 12, 2020, by and among Insulet Corporation and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed May 15, 2020).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Consolidated Balance Sheets (Unaudited) as of June 30, 2020 and December 31, 2019

(ii) Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019

(iii) Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019

(iv) Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019

(v) Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019

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

INSULET CORPORATION (Registrant)

Date:	August 6, 2020	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	August 6, 2020	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)