Form 10-Q
period 2020-09-30
INSULET CORP
filed 2020-11-05
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of October 28, 2020, the registrant had 65,927,871 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$838.1	$213.7
Short-term investments	58.6	162.4
Accounts receivable trade, less allowance for credit losses of $3.6 and $3.8	85.4	69.3
Inventories	124.9	101.0
Prepaid expenses and other current assets	53.4	44.6
Total current assets	1,160.4	591.0
Long-term investments	0.5	58.4
Property, plant and equipment, net	449.2	399.4
Other intangible assets, net	10.4	13.2
Goodwill	39.7	39.8
Other assets	50.4	41.1
Total assets	$1,710.6	$1,142.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57.0	$54.5
Accrued expenses and other current liabilities	118.2	103.2
Total current liabilities	175.2	157.7
Convertible debt, net	921.5	887.9
Other liabilities	18.9	21.4
Total liabilities	1,115.6	1,067.0
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 65,871,736 and 62,685,492 issued and outstanding	0.1	0.1
Additional paid-in capital	1,244.7	749.0
Accumulated deficit	(649.2)	(672.0)
Accumulated other comprehensive loss	(0.6)	(1.2)
Total stockholders’ equity	595.0	75.9
Total liabilities and stockholders’ equity	$1,710.6	$1,142.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2020	2019	2020	2019
Revenue	$234.0	$192.1	$658.3	$528.8
Cost of revenue	82.2	69.0	237.1	182.6
Gross profit	151.8	123.1	421.2	346.2
Research and development expenses	38.8	31.3	108.5	96.8
Selling, general and administrative expenses	89.2	74.8	253.9	217.5
Operating income	23.8	17.0	58.8	31.9
Interest expense, net	(11.4)	(7.7)	(32.6)	(18.3)
Loss on extinguishment of debt	—	(6.4)	—	(6.4)
Other income (expense), net	1.0	(1.8)	2.0	0.5
Income before income taxes	13.4	1.1	28.2	7.7
Income tax expense	(1.8)	(0.3)	(4.3)	(1.1)
Net income	$11.6	$0.8	$23.9	$6.6

Net income per share:
Basic	$0.18	$0.01	$0.37	$0.11
Diluted	$0.17	$0.01	$0.36	$0.11
Weighted-average number of common shares outstanding:
Basic	65,717,820	60,743,211	64,329,181	59,986,163
Diluted	66,827,692	62,335,679	65,598,197	61,728,018
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$11.6	$0.8	$23.9	$6.6
Other comprehensive income (loss), net of tax:
Currency translation adjustment	3.3	(1.8)	0.5	(3.0)
Unrealized (loss) gain on available-for-sale debt securities	(0.3)	—	0.1	1.3
Total other comprehensive income (loss), net of tax	3.0	(1.8)	0.6	(1.7)
Comprehensive income (loss)	$14.6	$(1.0)	$24.5	$4.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at June 30, 2020	65,604,347	$0.1	$1,227.6	$(660.8)	$(3.6)	$563.3
Exercise of options to purchase common stock	264,456	—	10.6	—	—	10.6
Stock-based compensation	—	—	6.6	—	—	6.6
Restricted stock units vested, net of shares withheld for taxes	2,933	—	(0.1)	—	—	(0.1)
Net income	—	—	—	11.6	—	11.6
Other comprehensive income	—	—	—	—	3.0	3.0
Balance at September 30, 2020	65,871,736	$0.1	$1,244.7	$(649.2)	$(0.6)	$595.0

Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at June 30, 2019	60,149,926	$0.1	$930.3	$(677.8)	$(2.8)	$249.8
Exercise of options to purchase common stock	471,356	—	17.3	—	—	17.3
Stock-based compensation expense	—	—	6.6	—	—	6.6
Restricted stock units vested, net of shares withheld for taxes	8,195	—	(0.3)	—	—	(0.3)
Conversion feature of 0.375% Notes, net of issuance costs	—	—	207.8	—	—	207.8
Extinguishment of conversion feature on 1.25% Notes, net of issuance costs	—	—	(438.6)	—	—	(438.6)
Issuance of shares for debt repayment	1,157,492	—	194.4	—	—	194.4
Purchase of capped call options	—	—	(85.4)	—	—	(85.4)
Net income	—	—	—	0.8	—	0.8
Other comprehensive loss	—	—	—	—	(1.8)	(1.8)
Balance at September 30, 2019	61,786,969	$0.1	$832.1	$(677.0)	$(4.6)	$150.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2019	62,685,492	$0.1	$749.0	$(672.0)	$(1.2)	$75.9
Adoption of ASU 2016-13 (Note 1)	—	—	—	(1.1)	—	(1.1)
Issuance of common stock	2,369,668	—	477.5	—	—	477.5
Exercise of options to purchase common stock	568,830	—	21.9	—	—	21.9
Issuance for employee stock purchase plan	18,685	—	2.9	—	—	2.9
Stock-based compensation	—	—	20.3	—	—	20.3
Restricted stock units vested, net of shares withheld for taxes	229,061	—	(26.9)	—	—	(26.9)
Net income	—	—	—	23.9	—	23.9
Other comprehensive income	—	—	—	—	0.6	0.6
Balance at September 30, 2020	65,871,736	$0.1	$1,244.7	$(649.2)	$(0.6)	$595.0

Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(in millions, except share data)	Shares	Amount
Balance at December 31, 2018	59,188,758	$0.1	$898.5	$(683.6)	$(2.9)	$212.1
Exercise of options to purchase common stock	1,188,043	—	40.9	—	—	40.9
Issuance of shares for employee stock purchase plan	27,613	—	2.0	—	—	2.0
Stock-based compensation expense		—	20.7	—	—	20.7
Restricted stock units vested, net of shares withheld for taxes	225,063	—	(8.2)	—	—	(8.2)
Conversion feature of 0.375% Notes, net of issuance costs	—	—	207.8	—	—	207.8
Extinguishment of conversion feature on 1.25% Notes, net of issuance costs	—	—	(438.6)	—	—	(438.6)
Issuance of shares for debt repayment	1,157,492	—	194.4	—	—	194.4
Purchase of capped call options	—	—	(85.4)	—	—	(85.4)
Net income	—	—	—	6.6	—	6.6
Other comprehensive loss	—	—	—	—	(1.7)	(1.7)
Balance at September 30, 2019	61,786,969	$0.1	$832.1	$(677.0)	$(4.6)	$150.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash flows from operating activities
Net income	$23.9	$6.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29.7	18.8
Non-cash interest	33.6	24.3
Stock-based compensation	20.3	20.7
Loss on extinguishment of debt	—	6.4
Provision for credit losses	3.1	2.6
Other	0.3	1.9
Changes in operating assets and liabilities:
Accounts receivable	(19.9)	(6.8)
Inventories	(22.9)	(20.0)
Prepaid expenses and other assets	(16.8)	(4.0)
Accounts payable, accrued expenses and other current liabilities	36.1	(1.7)
Other liabilities	(2.4)	2.7
Net cash provided by operating activities	85.0	51.5
Cash flows from investing activities
Capital expenditures	(88.5)	(114.6)
Acquisition of intangible assets	(8.3)	(6.4)
Purchases of investments	(37.9)	(63.9)
Receipts from the maturity or sale of investments	200.0	165.3
Net cash provided by (used in) investing activities	65.3	(19.6)
Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	477.5	—
Proceeds from issuance of convertible notes, net of issuance costs	—	780.2
Repayment of convertible debt	—	(453.6)
Purchase of capped call options	—	(85.4)
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	24.8	42.9
Payment of withholding taxes in connection with vesting of restricted stock units	(26.9)	(8.2)
Net cash provided by financing activities	475.4	275.9
Effect of exchange rate changes on cash	(1.3)	(1.8)
Net increase in cash, cash equivalents and restricted cash	624.4	306.0
Cash, cash equivalents and restricted cash at beginning of period	213.7	113.9
Cash, cash equivalents and restricted cash at end of period	$838.1	$419.9

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$4.7	$10.2
Lease liabilities arising from obtaining right-of-use assets	$2.1	$5.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020, or for any other subsequent interim period.
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
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $3.2 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and were $7.0 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were $10.0 million and $3.4 million for the three months ended September 30, 2020 and 2019, respectively and $15.6 million and $8.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. A portion of facility costs and certain information technology costs have been allocated from selling, general and administrative to research and development expenses based on square foot and system usage, respectively. In addition, certain quality assurance costs were reclassified from research and development expenses to selling, general and administrative expenses. The net impact of these adjustments was a $0.6 million and $1.9 million increase to research and development expenses and a corresponding decrease to selling, general and administrative expenses for the three and nine months ended September 30, 2019, respectively. There was no change to previously reported operating or net income. Further, the Company reclassified the $0.9 million change in unbilled receivables from the change in accounts and unbilled receivables to the change in prepaid expenses and other assets in the prior year statement of cash flows. This reclassification had no effect on previously reported net cash provided by operating activities.
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
The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2020, comprised primarily of our direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

(in millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Credit losses at the beginning of the period	$4.6	$3.8
Effect of adoption	—	1.1
Credit losses at the beginning of the period after adoption	4.6	4.9
Provision for expected credit losses	0.5	3.1
Write-offs charged against allowance	(1.6)	(4.7)
Recoveries of amounts previously written-off	0.1	0.3
Credit losses at the end of the period	$3.6	$3.6
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

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
U.S. Omnipod	$132.3	$109.4	$377.7	$293.6
International Omnipod	79.8	67.8	226.1	187.4
Total Omnipod	212.1	177.2	603.8	481.0
Drug Delivery	21.9	14.9	54.5	47.8
Total	$234.0	$192.1	$658.3	$528.8
During the three and nine months ended September 30, 2020, the Company had one customer that represented 11% and two customers that in aggregate represented 21% of total revenue, respectively. During both the three and nine months ended September 30, 2019, the Company had one customer that represented 11% of total revenue. At September 30, 2020, the company had one customer that accounted for 12% of consolidated net accounts receivable. No customer accounted for more than 10% of consolidated net accounts receivable balance at December 31, 2019.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2020	December 31, 2019
Accrued expenses and other current liabilities	$4.3	$3.2
Other liabilities	0.9	1.0
Total deferred revenue	$5.2	$4.2
During both the three months ended September 30, 2020 and 2019, the Company recognized insignificant revenue included in deferred revenue at the beginning of 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized $1.7 million and $1.1 million of revenue included in deferred revenue at the beginning of 2020 and 2019, respectively.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	September 30, 2020	December 31, 2019
Prepaid expenses and other current assets	$10.4	$9.5
Other assets	20.7	19.9
Total capitalized contract acquisition costs, net	$31.1	$29.4
The Company recognized $2.7 million and $2.3 million of amortization of capitalized contract acquisition costs during the three months ended September 30, 2020 and 2019, respectively. The Company recognized $7.8 million and $6.4 million of amortization of capitalized contract acquisition costs during the nine months ended September 30, 2020 and 2019, respectively.
The Company had unbilled receivables of $15.2 million and $13.5 million at September 30, 2020 and December 31, 2019, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents and the level in the fair value hierarchy in which those measurements fall:

	September 30, 2020			December 31, 2019
(in millions)	Total	Level 1	Level 2	Total	Level 1	Level 2 (1)
Cash	$298.4	$298.4	$—	$85.3	$85.3	$—
Money market mutual funds	535.9	535.9	—	115.5	115.5	—
Commercial paper	—	—	—	10.0	—	10.0
Restricted cash	3.8	3.8	—	2.9	2.9	—
Total cash and cash equivalents	$838.1	$838.1	$—	$213.7	$203.7	$10.0
(1) Fair value was determined using market prices obtained from third-party pricing sources.

Note 4. Investments
The Company’s short-term and long-term investments in debt securities had maturity dates that range from one to two years at September 30, 2020. Realized gains or losses for both the three and nine months ended September 30, 2020 and 2019 were insignificant.
The following table provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments at September 30, 2020 and December 31, 2019:

(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Level 1	Level 2 (1)
September 30, 2020
U.S. government and agency bonds	$52.7	$0.4	$—	$53.1	$53.1	$—
Corporate bonds	2.8	—	—	2.8	—	2.8
Certificates of deposit	2.7	—	—	2.7	—	2.7
Total short-term investments	$58.2	$0.4	$—	$58.6	$53.1	$5.5

Certificates of deposit	$0.5	$—	$—	$0.5	$—	$0.5
Total long-term investments	$0.5	$—	$—	$0.5	$—	$0.5

December 31, 2019
U.S. government and agency bonds	$94.7	$0.3	$—	$95.0	$85.0	$10.0
Corporate bonds	51.0	0.1	—	51.1	—	51.1
Certificates of deposit	6.3	—	—	6.3	—	6.3
Commercial Paper	10.0	—	—	10.0	—	10.0
Total short-term investments	$162.0	$0.4	$—	$162.4	$85.0	$77.4

U.S. government and agency bonds	$52.9	$0.1	$(0.1)	$52.9	$42.9	$10.0
Corporate bonds	2.8	—	—	2.8	—	2.8
Certificates of deposit	2.7	—	—	2.7	—	2.7
Total long-term investments	$58.4	$0.1	$(0.1)	$58.4	$42.9	$15.5
(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	September 30, 2020	December 31, 2019
Raw materials	$27.3	$23.3
Work-in-process	57.2	40.3
Finished goods	40.4	37.4
Total inventories	$124.9	$101.0
Note 6. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill for the nine months ended September 30, 2020 was as follows:

(in millions)
Goodwill at December 31, 2019	$39.8
Foreign currency translation	(0.1)
Goodwill at September 30, 2020	$39.7

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	September 30, 2020			December 31, 2019
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (1)	$9.8	$(3.4)	$6.4	$9.9	$(2.8)	$7.1
Internal-use software	11.3	(8.2)	3.1	12.0	(6.8)	5.2
Intellectual property	1.0	(0.1)	0.9	1.0	(0.1)	0.9
Total	$22.1	$(11.7)	$10.4	$22.9	$(9.7)	$13.2
(1) Includes customer relationships acquired from the Company’s former European distributor. See Note 9.
Amortization expense for intangible assets was $0.7 million for both the three months ended September 30, 2020 and 2019. Amortization expense for intangible assets was $2.2 million and $1.9 million for the nine months ended September 30, 2020, and 2019, respectively. Amortization expense associated with intangible assets included on the Company’s consolidated balance sheet as of September 30, 2020 is expected to be as follows:

Years Ending December 31,	(in millions)
2020 (remaining)	$0.7
2021	2.2
2022	1.7
2023	1.2
2024	1.1
Thereafter	3.5
Total	$10.4
Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2020	December 31, 2019
Employee compensation and related costs	$45.9	$45.8
Accrued rebates	9.8	7.5
Supplier purchases	5.4	2.4
Value added taxes payable	4.9	1.8
Deferred revenue	4.3	3.2
Short-term lease liability	4.6	3.6
Warranty liability	3.2	4.7
Accrued interest	2.3	1.7
Other	37.8	32.5
Accrued expenses and other current liabilities	$118.2	$103.2
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

The following table is a summary of the activity related to the Company’s product warranty liability:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Product warranty liability at beginning of period	$8.1	$6.6	$8.5	$6.4
Warranty expense	3.1	3.3	8.3	8.6
Warranty claims settled	(4.2)	(3.1)	(9.8)	(8.2)
Product warranty liability at the end of period	$7.0	$6.8	$7.0	$6.8
Note 8. Convertible Debt, Net
The components of outstanding convertible debt consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
1.375% Convertible Senior Notes, due November 2024	$402.5	$402.5
0.375% Convertible Senior Notes, due September 2026	800.0	800.0
Unamortized debt discount	(263.4)	(294.8)
Debt issuance costs	(17.6)	(19.8)
Total convertible debt, net	$921.5	$887.9
The carrying amount and the estimated fair value of the Company’s convertible debt, which is based on the Level 2 quoted market prices, were as follows:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
1.375% Convertible Senior Notes, due November 2024	$319.5	$512.8	$306.9	$512.8
0.375% Convertible Senior Notes, due September 2026	602.0	1,022.8	581.0	840.0
Total	$921.5	$1,535.6	$887.9	$1,352.8
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

In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, Omnipod Starter Kit and Omnipod 10 Pod Pack in the United States infringed Roche’s now-expired U.S. Patent 7,931,613. Roche is seeking monetary damages in the form of a reasonable royalty and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of the Company’s products. The Company believes that it has meritorious defenses to Roche’s claims and intends to vigorously defend against them. The court has set a trial date of July 25, 2022. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses, which could be material.
In July 2020, the Company filed a patent infringement claim against Roche Diabetes Care Limited (“Roche Ltd.”) in the United Kingdom alleging that Roche Ltd.’s manufacture and sale of the Accu-Chek® Solo insulin pump and its consumable components infringes European Patent No. 1 335 764 in the United Kingdom. The Company is seeking an injunction to last until expiry of the patent and monetary damages. Roche Ltd. has responded to the complaint and argues that the patent is invalid and not infringed.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Other than as described above, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Fees to Former European Distributor
Following the expiration of an agreement with a former European distributor on June 30, 2018, the Company was required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The Company recognized a liability and an associated intangible asset for this fee as qualifying sales occurred. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. The Company estimates that the final aggregate fee is in the range of $5 million to $55 million. As of both September 30, 2020 and December 31, 2019, the Company had $2.7 million accrued related to this matter. The associated gross intangible asset was $7.8 million at both September 30, 2020 and December 31, 2019.
Note 10. Accumulated Other Comprehensive Loss
Changes in the components of accumulated other comprehensive loss, net of tax, were as follows:

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(4.4)	$0.8	$(3.6)	$(1.6)	$0.4	$(1.2)
Other comprehensive income (loss)	3.3	(0.3)	3.0	0.5	0.1	0.6
Balance at the end of period	$(1.1)	$0.5	$(0.6)	$(1.1)	$0.5	$(0.6)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized (Loss) Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(3.4)	$0.6	$(2.8)	$(2.2)	$(0.7)	$(2.9)
Other comprehensive (loss) income	(1.8)	—	(1.8)	(3.0)	1.3	(1.7)
Balance at the end of period	$(5.2)	$0.6	$(4.6)	$(5.2)	$0.6	$(4.6)

Note 11. Interest Expense
Interest expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Contractual coupon interest	$2.1	$2.6	$6.4	$7.5
Accretion of debt discount	10.6	8.2	31.5	22.2
Amortization of debt issuance costs	0.7	0.7	2.1	2.1
Capitalized interest	(1.5)	(2.1)	(4.7)	(8.1)
Interest expense, net of portion capitalized	11.9	9.4	35.3	23.7
Interest income	(0.5)	(1.7)	(2.7)	(5.4)
Interest expense, net	$11.4	$7.7	$32.6	$18.3
Note 12. Stock-Based Compensation
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Cost of revenue	$0.1	$0.3	$0.3	$0.9
Research and development expenses	2.3	2.2	7.3	6.4
Selling, general and administrative expenses	4.2	4.1	12.7	13.4
Total	$6.6	$6.6	$20.3	$20.7
Note 13. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 13.3% and 15.3%, compared with 24.7% and 14.1% for the three and nine months ended September 30, 2019. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets, primarily in the United States. As of September 30, 2020 and December 31, 2019, the Company maintained a full valuation allowance against its U.S. net deferred tax assets based on the determination that it is not more likely than not that these future benefits will be realized. The Company had no uncertain tax positions at both September 30, 2020 and December 31, 2019.
In April 2020, new interpretations of a German tax law related to intellectual property and withholding tax were released. Based on the Company's interpretation of the German tax law, there was no effect on the consolidated financial statements.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Weighted average number of common shares outstanding, basic	65,717,820	60,743,211	64,329,181	59,986,163
Stock options	978,657	1,370,792	1,082,247	1,514,245
Restricted stock units	131,215	221,676	186,769	227,610
Weighted average number of common shares outstanding, diluted	66,827,692	62,335,679	65,598,197	61,728,018

The number of common share equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
1.25% Convertible Senior Notes	—	2,055,786	—	2,055,786
1.375% Convertible Senior Notes	4,319,429	4,319,429	4,319,429	4,319,429
0.375% Convertible Senior Notes	3,528,400	3,528,400	3,528,400	3,528,400
Unvested restricted stock units	272,992	455,876	272,877	455,824
Stock options	65,331	7,858	56,522	136,342
Total	8,186,152	10,367,349	8,177,228	10,495,781
Note 15. Subsequent Events
In October 2020, the Company entered into a $70 million loan secured by a mortgage of its facility located in Acton, Massachusetts. The loan has a five-year term and an interest rate of approximately 5.2%. The monthly payment is based on a 20-year amortization period with the final payment of the outstanding principal due in 2025.
In the fourth quarter of 2020, the Company entered into two equipment financing transactions secured by machinery and equipment associated with two of its highly automated manufacturing lines located in Acton, Massachusetts. The first transaction was in the amount of approximately $37 million with a term of 60 months and an interest rate of approximately 4.5%. The second transaction was in the amount of $23 million with a term of 42 months and an interest rate of approximately 5.4%.

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
In addition to the diabetes market, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of non-insulin subcutaneous drugs across other therapeutic areas. Most of our drug delivery revenue currently consists of sales of Pods to Amgen for use in the Neulasta® Onpro® kit, an innovative delivery system for Amgen’s white blood cell booster to help reduce the risk of infection after intense chemotherapy.
Our mission is to improve the lives of people with diabetes. To assist in achieving this mission, we are focused on the following key strategic imperatives:
•delivering consumer-focused innovation;
•ensuring the best customer experience globally;
•expanding our global footprint; and
•driving operational excellence.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we expect our efforts in 2020 to focus primarily on the development in the United States of Omnipod 5, powered by Horizon™ (“Omnipod 5”), our automated insulin delivery system. We completed the first phase of our Omnipod 5 pivotal trial in October and during the third quarter, we began enrolling pediatric patients ages two to six years old in the next phase of our Omnipod 5 pivotal study. In addition, during the third quarter, we received U.S. Food and Drug Administration (“FDA”) clearance for an Omnipod 5 feasibility study for individuals with Type 2 diabetes.
In order to support our continued growth and the expected launch of Omnipod 5 in the first half 2021, we continue to focus on adding capacity to our U.S. manufacturing plant. During the first quarter of 2020, we began producing salable product on our second highly automated manufacturing line in the U.S. and we are in the process of installing a third highly automated manufacturing line on which salable product is expected in 2021. During the third quarter, we installed two manufacturing lines at a new contract manufacturer in China.
Additionally, in 2020, we planned to further roll out our Omnipod DASHTM Insulin Management System (“Omnipod DASH”), our next generation digital mobile Omnipod platform, in Europe and Canada and enter five new countries in Western Europe and the Middle East to expand the commercial sale of Omnipod and our global footprint. In the third quarter, we began the roll out of Omnipod DASH in our international markets. We are still committed to entering new countries, although the timing for some has shifted to early 2021 primarily due to the coronavirus pandemic discussed under Recent Developments below. This change in expected timing will not have a material impact on our 2020 revenues since we did not expect these actions to have a meaningful contribution in 2020, although they are expected to contribute to our long-term growth.
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
Results of Operations

	Three Months Ended September 30,
(dollars in millions)	2020	2019	Percent Change	Currency Impact	Constant Currency (1)
Revenue:
U.S. Omnipod	$132.3	$109.4	20.9%	—%	20.9%
International Omnipod	79.8	67.8	17.7%	5.3%	12.4%
Total Omnipod	212.1	177.2	19.7%	2.1%	17.6%
Drug Delivery	21.9	14.9	47.0%	—%	47.0%
Total	$234.0	$192.1	21.8%	1.9%	19.9%

	Nine Months Ended September 30,
(dollars in millions)	2020	2019	Percent Change	Currency Impact	Constant Currency (1)
Revenue:
U.S. Omnipod	$377.7	$293.6	28.6%	—%	28.6%
International Omnipod	226.1	187.4	20.7%	(0.1)%	20.8%
Total Omnipod	603.8	481.0	25.5%	(0.1)%	25.6%
Drug Delivery	54.5	47.8	14.0%	—%	14.0%
Total	$658.3	$528.8	24.5%	—%	24.5%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Revenue
Total revenue for the three months ended September 30, 2020 increased $41.9 million, or 21.8%, to $234.0 million, compared with $192.1 million for the three months ended September 30, 2019. Constant currency revenue growth of 19.9% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
Total revenue for the nine months ended September 30, 2020 increased $129.5 million, or 24.5%, to $658.3 million, compared with $528.8 million for the nine months ended September 30, 2019. Constant currency revenue growth of 24.5% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended September 30, 2020 increased $22.9 million, or 20.9%, to $132.3 million, compared with $109.4 million for the three months ended September 30, 2019. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge.
U.S. Omnipod revenue for the nine months ended September 30, 2020 increased $84.1 million, or 28.6%, to $377.7 million, compared with $293.6 million for the nine months ended September 30, 2019. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. For full year 2020, we expect strong Omnipod revenue growth driven by continued market penetration and volume growth of Omnipod DASH, primarily in the pharmacy channel. We expect this revenue growth to be partially offset by the impact of lower new customer starts stemming from COVID-19.
International Omnipod
International Omnipod revenue for the three months ended September 30, 2020 increased $12.0 million, or 17.7%, to $79.8 million, compared with $67.8 million for the three months ended September 30, 2019. Excluding the 5.3% favorable impact of currency exchange, the remaining 12.4% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod.
International Omnipod revenue for the nine months ended September 30, 2020 increased $38.7 million, or 20.7%, to $226.1 million, compared with $187.4 million for the nine months ended September 30, 2019. This increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod and, to a lesser extent, an increase in days-on-hand inventory at distributors due to COVID-19. Similar to in the U.S., for the full year 2020, we expect higher International Omnipod revenue due to continued volume growth and market penetration. We expect this revenue growth to be partially offset by the impact of lower new customer starts stemming from COVID-19.
Drug Delivery
Drug Delivery revenue for the three months ended September 30, 2020 increased $7.0 million, or 47.0%, to $21.9 million, compared with $14.9 million for the three months ended September 30, 2019, due to increased demand for Amgen's Neulasta® Onpro® kit which includes our pods, driven by COVID-19.
Drug Delivery revenue for the nine months ended September 30, 2020 increased $6.7 million, or 14.0%, to $54.5 million compared with $47.8 million for the nine months ended September 30, 2019, due to increased demand for Amgen's Neulasta® Onpro® kit which includes our pods, driven by COVID-19. For full year 2020, we expect Drug Delivery revenue to increase due to a higher demand forecast resulting from COVID-19.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$82.2	35.1%	$69.0	35.9%	$237.1	36.0%	$182.6	34.5%
Research and development expenses	$38.8	16.6%	$31.3	16.3%	$108.5	16.5%	$96.8	18.3%
Selling, general and administrative expenses	$89.2	38.1%	$74.8	38.9%	$253.9	38.6%	$217.5	41.1%
Cost of Revenue
Cost of revenue for the three months ended September 30, 2020 increased $13.2 million, or 19.1%, to $82.2 million, compared with $69.0 million for the three months ended September 30, 2019. Gross margin was 64.9% for the three months ended September 30, 2020, compared with 64.1% for the three months ended September 30, 2019. The 80 basis point increase in gross margin was primarily due to higher average selling price due to growth in the pharmacy channel, and to a lesser extent, product mix, partially offset by start-up costs and inefficiencies related to our new U.S. manufacturing operations.
Cost of revenue for the nine months ended September 30, 2020 increased $54.5 million, or 29.8%, to $237.1 million, compared with $182.6 million for the nine months ended September 30, 2019. Gross margin was 64.0% for the nine months ended September 30, 2020, compared with 65.5% for the nine months ended September 30, 2019. The 150 basis point decrease in gross margin was primarily due to start-up costs and inefficiencies related to our new U.S. manufacturing operations as well as two months of higher depreciation expense for under-utilized plant capacity, recruiting and screening expenses, expedited shipping costs and manufacturing incentives totaling $7.6 million associated with our contract manufacturer in China as a result of the coronavirus pandemic. This decrease was partially offset by higher average selling price due to growth in the pharmacy channel. We expect full year 2020 gross margin to be approximately 64%, which reflects an estimated $9 to $10 million of costs resulting from the coronavirus pandemic, in addition to start-up costs and inefficiencies as we continue to ramp up our U.S. manufacturing operations, partially offset by continued improvements in our global manufacturing and supply chain operations and the move into the pharmacy channel in the United States.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2020 increased $7.5 million, or 24.0%, to $38.8 million, compared with $31.3 million for the three months ended September 30, 2019. This increase was primarily due to spend related to Omnipod 5.
Research and development expenses for the nine months ended September 30, 2020 increased $11.7 million, or 12.1%, to $108.5 million, compared with $96.8 million for the nine months ended September 30, 2019. This increase was primarily due to spend related to Omnipod 5, partially offset by reduced spend on Omnipod DASH, which was launched in the prior year period. We expect research and development spending for the full year 2020 to increase compared with 2019.

Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended September 30, 2020 increased $14.4 million, or 19.3%, to $89.2 million, compared with $74.8 million for the three months ended September 30, 2019. This increase was primarily attributable to year-over-year headcount additions, mainly sales and customer service personnel, as well as the pilot of our direct-to-consumer advertising campaign. These increases were partially offset by a decrease in travel and entertainment expenses due to reduced activity resulting from COVID-19.
Selling general and administrative expenses for the nine months ended September 30, 2020 increased $36.4 million, or 16.7%, to $253.9 million, compared with $217.5 million for the nine months ended September 30, 2019. This increase was primarily attributable to year-over-year headcount additions, mainly sales and customer service personnel, as well as the pilot of our direct-to-consumer advertising campaign. These increases were partially offset by a decrease in travel and entertainment expenses due to reduced activity resulting from COVID-19. We expect selling, general and administrative expenses for the full year 2020 to increase compared with 2019 due to expansion of our U.S. sales force and customer support personnel and investments in our operating structure to facilitate our continued growth, including the launch of our pilot direct-to-consumer advertising campaign.
Non-Operating Items
Interest Expense, Net
Net interest expense increased $3.7 million to $11.4 million for the three months ended September 30, 2020, compared with $7.7 million for the three months ended September 30, 2019. This increase was driven by a $2.4 million increase in non-cash interest expense, primarily associated with our 0.375% Notes issued in September 2019, a $1.2 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments and a $0.6 million decrease in capitalized interest, primarily due to the placement of our second U.S. manufacturing line into service during the first quarter of 2020.
Net interest expense increased $14.3 million to $32.6 million for the nine months ended September 30, 2020, compared with $18.3 million for the nine months ended September 30, 2019. This increase was driven by a $9.3 million increase in non-cash interest expense, primarily associated with our 0.375% Notes issued in September 2019 and a $3.4 million decrease in capitalized interest primarily due to the placement of our first and second U.S. manufacturing lines into service during the second quarter of 2019 and the first quarter of 2020, respectively, as well as a $2.7 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments.
Loss on Extinguishment of Debt
During the three and nine months ended September 30, 2019, we recognized a $6.4 million loss on extinguishment of debt related to the repurchase of $225.0 million in principal of our 1.25% Convertible Senior Notes due September 2021, the remainder of which were repurchased during the fourth quarter of 2019.
Other Income, Net
During the three months ended September 30, 2020, we had other income of $1.0 million, compared with other expense of $1.8 million for the three months ended September 30, 2019. The increase in other income was primarily driven by unrealized foreign currency gains due to the change in exchange rates.
During the nine months ended September 30, 2020, we had other income, net of $2.0 million, compared with $0.5 million for the nine months ended September 30, 2019, The increase in other income was primarily driven by unrealized foreign currency gains due to the change in exchange rates, partially offset by a $1.8 million insurance recovery for damaged inventory in excess of our cost received during the nine months ended September 30, 2019.
Income Tax Expense, Net
Income tax expense was $1.8 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. This resulted in effective tax rates of 13.3% and 24.7% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily driven by a shift in expected jurisdictional mix of income.
Income tax expense was $4.3 million and $1.1 million for the nine months ended September 30, 2020 and 2019, respectively. This resulted in effective tax rates of 15.3% and 14.1% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the year-to-date effective tax rate was driven by a shift in expected jurisdictional mix of income.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Net income	$11.6	$0.8	$23.9	$6.6
Interest expense, net	11.4	7.7	32.6	18.3
Income tax expense	1.8	0.3	4.3	1.1
Depreciation and amortization	10.9	7.8	29.7	18.8
Stock-based compensation	6.6	6.6	20.3	20.7
Loss on extinguishment of debt	—	6.4	—	6.4
Adjusted EBITDA	$42.3	$29.6	$110.8	$71.9

Non-GAAP Financial Measures
Management uses the following non-GAAP financial measures:
Constant currency revenue growth represents the change in revenue between current and prior year periods using a constant currency, the exchange rate in effect during the applicable prior year period. We present constant currency revenue growth because we believe it provides meaningful information regarding our results on a consistent and comparable basis. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”), to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.
Adjusted EBITDA represents net income (loss) plus net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation and other significant unusual items, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, and other interested parties as a measure of our comparative operating performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results. It is also one of the performance metrics that determines management incentive compensation.
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
Liquidity and Capital Resources
As of September 30, 2020, we had $838.1 million in cash and cash equivalents and $59.1 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months. As of September 30, 2020, we had $67.4 million in capital commitments.
In October 2020, the Company entered into a $70 million loan secured by a mortgage of its facility located in Acton, Massachusetts. The loan has a five-year term and an interest rate of approximately 5.2%. The monthly payment is based on a 20-year amortization period with the final payment of the outstanding principal due in 2025.
In the fourth quarter of 2020, the Company entered into two equipment financing transactions secured by machinery and equipment associated with two of its highly automated manufacturing lines located in Acton, Massachusetts. The first transaction was in the amount of approximately $37 million with a term of 60 months and an interest rate of approximately 4.5%. The second transaction was in the amount of $23 million with a term of 42 months and an interest rate of approximately 5.4%.
We intend to use the proceeds from the loan and equipment financing transactions for general corporate purposes.

Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of September 30, 2020, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Initial Conversion Rate per Share of Common Stock	Conversion Price per Share of Common Stock
November 2017	1.375%	$402.5	November 2024	10.7315	$93.18
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
Total		$1,202.5
Additional information regarding our debt issuances is provided in Note 8 to the consolidated financial statements.
Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2020	2019
Cash provided by (used in):
Operating activities	$85.0	$51.5
Investing activities	65.3	(19.6)
Financing activities	475.4	275.9
Effect of exchange rate changes on cash	(1.3)	(1.8)
Net increase in cash and cash equivalents	$624.4	$306.0
Operating Activities
Net cash provided by operating activities of $85.0 million for the nine months ended September 30, 2020 was primarily attributable to net income, as adjusted for non-cash interest, depreciation and amortization, and stock-based compensation, partially offset by a $25.9 million working capital cash outflow driven by a $22.9 million increase in inventories, a $19.9 million increase in accounts receivable, and a $16.8 million increase in prepaid expenses and other assets, partially offset by a $36.1 million increase in accounts payable, accrued expenses and other current liabilities. The increase in inventories was driven by a planned inventory build associated with the further roll out of Omnipod DASH throughout the remaining European countries we serve. The increase in accounts receivable was primarily due to an increase in International Omnipod revenue and sales in the U.S. pharmacy channel, both of which generally have longer payment terms. The increase in prepaid expenses and other assets was driven by an increase in unbilled revenue resulting from an increase in demand for our Drug Delivery product. Finally, the increase in accounts payable, accrued expenses and other current liabilities was driven by timing of payments.
Investing Activities
Net cash provided by investing activities was $65.3 million for the nine months ended September 30, 2020, compared with net cash used in investing activities of $19.6 million for nine months ended September 30, 2019.
Capital Spending—Capital expenditures were $88.5 million for the nine months ended September 30, 2020 and primarily related to equipment to increase our manufacturing capacity. Capital expenditures of $114.6 million for the nine months ended September 30, 2019 were primarily associated with the construction of our manufacturing and corporate headquarters facility in Acton, Massachusetts. For the full year 2020, although we expect capital expenditures to be lower than 2019, we continue to expand manufacturing capacity and invest in technology to support our growth and the launch of Omnipod 5. We expect to fund our capital expenditures using a combination of existing cash and investments as well as cash generated from operations.
Purchases and Sales of Investments—Net sales of marketable securities were $162.1 million for the nine months ended September 30, 2020, compared with $101.4 million for the nine months ended September 30, 2019. The increase in net sales of marketable securities was driven by a shift in a portion of our investment portfolio to investments that are classified as cash equivalents due to the sale of certain long-term investments prior to maturity.
Financing Activities
Net cash provided by financing activities was $475.4 million for the nine months ended September 30, 2020, compared with net cash provided by financing activities of $275.9 million for nine months ended September 30, 2019.

Issuance of Common Stock—During the nine months ended September 30, 2020, we sold 2.4 million common shares for $478.7 million in an underwritten registered offering. Net proceeds from the offering were $477.5 million. The proceeds provide us with additional liquidity to mitigate risk and allow us to continue investing in the growth of our business and our strategic initiatives.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises were $24.8 million and $42.9 million for the nine months ended September 30, 2020 and 2019, respectively. The $18.1 million decrease in proceeds from option exercises was primarily driven by the retirement of former executives in the prior year period. Payments for taxes related to net restricted and performance stock unit settlements were $26.9 million and $8.2 million for the nine months ended September 30, 2020 and 2019, respectively. The $18.7 million increase in payments for taxes related to restricted stock net settlements was primarily due to a higher achievement percentage on performance stock units vested in the first quarter of 2020 compared to the prior year.
Commitments and Contingencies
Following the expiration of an agreement with a former European distributor on June 30, 2018, we were required to pay a quarterly per-unit fee for Omnipod sales to certain customers of the former European distributor for a one-year period through June 30, 2019. The methodology applicable for determining the total fee under the distribution agreement is subject to an active arbitration proceeding in Switzerland. The final amount of the fee could vary significantly depending on the number of customers who count for purposes of calculating the fee under the terms of the agreement. We estimate that the final aggregate fee for the applicable twelve-month period could be in the range of $5 million to $55 million, of which $5.1 million had been paid as of September 30, 2020.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 9 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had various outstanding letters of credit and bank guarantees totaling $2.8 million, none of which is individually significant. We have restricted cash that serves as collateral for these outstanding letters of credit and bank guarantees that are included in cash and cash equivalents on our consolidated balance sheet.
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
Accounting Standards Issued and Not Yet Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in the current guidance regarding the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This new guidance also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies such things as the accounting for transactions that result in a step up in the tax basis of goodwill. The guidance is effective for us beginning in the first quarter of 2021 with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for us beginning in the first quarter of 2022 with early adoption permitted. We plan to early adopt ASU 2020-06 as of January 1, 2021, which is expected to result in an approximate $330 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $250 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $80 million decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option. We expect to write-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. Adoption of this standard will have no impact on our diluted earnings per share as we calculate earnings per share using the if-converted method.
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
•failure to retain key suppliers and/or supplier pricing discounts and achieve satisfactory gross margins;
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
•failure of our contract manufacturers or component suppliers to comply with the FDA’s quality system regulations;
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
•breaches or failures of our product or information technology systems, including by cyber-attack;

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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic also has the potential to significantly impact our supply chain if the manufacturing plants that produce our products or product components, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize our products, are disrupted, temporarily closed or experience worker shortages for a sustained period of time. Although China, where we manufacture a significant portion of our product, has experienced a recovery and we are currently producing at pre-COVID-19 levels, should China suffer a COVID-19 relapse, it could hinder our ability to produce product and have a material adverse effect on our business and results of operations.
As a result of the COVID-19 pandemic, we have taken steps to protect the health and safety of our employees and have transitioned to a remote work environment for those that can perform their job function outside of our facilities. The remote work environment has increased risks associated with our information technology systems and networks, including cyber-attacks, computer viruses, disruptions, or shutdowns that could result in a failure to protect our information technology systems and data integrity.
The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual. For example, the COVID-19 pandemic may divert healthcare resources away from the conduct of clinical trials and interrupt the operations of the FDA and comparable foreign regulatory agencies, which could delay product approval timelines. Further, we could experience limitations on employee resources that would otherwise be focused on the conduct of preclinical studies and clinical trials, including because of sickness of employees or their families, the requirement for employees to avoid contact with large groups of people and the reliance on working from home. The continued spread of COVID-19 may also slow potential enrollment of clinical trials, reduce the number of eligible patients for our clinical trials and impact our ability to recruit principal investigators and site staff. As a result of the COVID-19 pandemic, including related governmental guidance or requirements, many of our employees are working from home, which may negatively impact productivity and cause other disruptions to our business. In addition, if the pandemic continues, we may experience a decline in sales activities, which may hinder new customer starts and negatively impact our revenue growth.
The extent of the impact of the COVID-19 pandemic on our business and financial performance, including our ability to execute our near-term and long-term business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and severity of the pandemic, which are uncertain and cannot be predicted. In addition, the pandemic could cause an economic slowdown of potentially extended duration and lead to a global depression. Any sustained disruption in the capital markets from the COVID-19 pandemic could negatively impact our ability to raise capital. If the macro-economic disruption continues for pro-longed periods, we may need to raise additional capital and capital may not be available on acceptable terms, or at all. While we have a strong balance sheet as of September 30, 2020, in part due to the completion of a public offering of common stock in May 2020, and currently do not need to raise additional capital, should the opportunity arise to raise capital on favorable terms, we may choose to do so in order to minimize this risk. We cannot predict when the macro-economic disruption stemming from the coronavirus will ebb or when the economy will return to pre-coronavirus levels, if at all.
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

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2020 and December 31, 2019

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and 2019

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

INSULET CORPORATION (Registrant)

Date:	November 4, 2020	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2020	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)