Form 10-Q
period 2021-03-31
INSULET CORP
filed 2021-05-07
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of April 30, 2021, the registrant had 66,271,242 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$820.7	$907.2
Short-term investments	29.5	40.4
Accounts receivable trade, less allowance for credit losses of $4.0 and $2.9, (Note 15)	97.9	83.8
Inventories	170.1	154.3
Prepaid expenses and other current assets	73.6	63.0
Total current assets	1,191.8	1,248.7
Property, plant and equipment, net	497.9	478.7
Other intangible assets, net	29.7	28.7
Goodwill	39.8	39.8
Other assets	80.9	77.0
Total assets	$1,840.1	$1,872.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$59.1	$54.1
Accrued expenses and other current liabilities	110.7	138.1
Current portion of long-term debt	15.7	15.6
Total current liabilities	185.5	207.8
Long-term debt, net	1,051.6	1,043.7
Other liabilities	17.7	17.8
Total liabilities	1,254.8	1,269.3
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 66,213,670 and 66,017,444 issued and outstanding	0.1	0.1
Additional paid-in capital	1,248.3	1,264.3
Accumulated deficit	(666.3)	(666.3)
Accumulated other comprehensive income	3.2	5.5
Total stockholders’ equity	585.3	603.6
Total liabilities and stockholders’ equity	$1,840.1	$1,872.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2021	2020
Revenue (Note 15)	$252.3	$198.0
Cost of revenue	84.8	71.1
Gross profit	167.5	126.9
Research and development expenses	40.7	35.5
Selling, general and administrative expenses	110.5	83.9
Operating income	16.3	7.5
Interest expense, net	(13.4)	(10.1)
Other expense, net	(2.6)	—
Income (loss) before income taxes	0.3	(2.6)
Income tax (expense) benefit	(0.3)	0.5
Net loss	$—	$(2.1)

Net loss per share:
Basic	$—	$(0.03)
Diluted	$—	$(0.03)
Weighted-average number of common shares outstanding (in thousands):
Basic	66,113	62,884
Diluted	66,113	62,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Net loss	$—	$(2.1)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2.1)	(3.4)
Unrealized (loss) gain on available-for-sale debt securities, net of tax	(0.2)	0.8
Total other comprehensive loss, net of tax	(2.3)	(2.6)
Comprehensive loss	$(2.3)	$(4.7)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2020	66,017	$0.1	$1,264.3	$(666.3)	$5.5	$603.6
Exercise of options to purchase common stock	43	—	1.5	—	—	1.5
Stock-based compensation expense	—	—	8.6	—	—	8.6
Restricted stock units vested, net of shares withheld for taxes	153	—	(26.1)	—	—	(26.1)
Other comprehensive loss	—	—	—		(2.3)	(2.3)
Balance at March 31, 2021	66,213	$0.1	$1,248.3	$(666.3)	$3.2	$585.3

Three Months Ended March 31, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2019	62,685	$0.1	$749.0	$(672.0)	$(1.2)	$75.9
Adoption of ASU 2016-13(1)	—	—	—	(1.1)	—	(1.1)
Exercise of options to purchase common stock	173	—	6.2	—	—	6.2
Stock-based compensation expense	—	—	7.9	—	—	7.9
Restricted stock units vested, net of shares withheld for taxes	200	—	(25.2)	—	—	(25.2)
Net loss	—	—	—	(2.1)	—	(2.1)
Other comprehensive loss	—	—	—	—	(2.6)	(2.6)
Balance at March 31, 2020	63,058	$0.1	$737.9	$(675.2)	$(3.8)	$59.0
(1) The Company recorded a cumulative effect adjustment to retained earnings to reflect the adoption of Accounting Standards Update 2016-13, Credit Losses (Topic 326). Refer to Note 2 of Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2021	2020
Cash flows from operating activities
Net loss	$—	$(2.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12.8	8.9
Non-cash interest	11.8	11.1
Stock-based compensation expense	8.6	7.9
Provision for credit losses	1.9	0.6
Other	2.1	0.8
Changes in operating assets and liabilities:
Accounts receivable	(17.3)	(14.6)
Inventories	(17.9)	4.8
Prepaid expenses and other assets	(14.1)	0.7
Accounts payable	5.0	(12.1)
Accrued expenses and other liabilities	(28.0)	(9.6)
Net cash used in operating activities	(35.1)	(3.6)
Cash flows from investing activities
Capital expenditures	(32.9)	(26.9)
Acquisition of intangible assets	(0.5)	(0.5)
Purchases of investments	—	(38.0)
Receipts from the maturity or sale of investments	10.7	78.8
Net cash (used in) provided by investing activities	(22.7)	13.4
Cash flows from financing activities
Repayment of equipment financings	(3.2)	—
Repayment of mortgage	(0.6)	—
Payment of withholding taxes in connection with vesting of restricted stock units	(26.1)	(25.2)
Proceeds from exercise of stock options	1.5	6.2
Net cash used in financing activities	(28.4)	(19.0)
Effect of exchange rate changes on cash	(0.3)	(3.1)
Net decrease in cash, cash equivalents and restricted cash	(86.5)	(12.3)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	922.0	213.7
Cash, cash equivalents and restricted cash at end of period (Note 3)	$835.5	$201.4

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$4.1	$8.4
Purchases of intangible assets included in accounts payable and accrued expenses	$1.4	$—
Lease liabilities arising from obtaining right-of-use assets	$0.5	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Cloud Computing Arrangements
As of March 31, 2021 and December 31, 2020, the Company had net capitalized implementation costs of $33.4 million and $24.2 million, respectively. Amortization expense recorded for three months ended March 31, 2021 and 2020 was insignificant.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $2.1 million and $1.9 million for the three months ended March 31, 2021 and 2020, respectively.
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
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were $9.4 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively.
Recently Adopted Accounting Standards
Effective January 1, 2021, the Company adopted Accounting Standards Update ("ASU") 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in the current guidance regarding the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in millions)	2021	2020
U.S. Omnipod	$143.3	$116.6
International Omnipod	89.9	73.1
Total Omnipod	233.2	189.7
Drug Delivery	19.1	8.3
Total revenue	$252.3	$198.0
During the three months ended March 31, 2021 and 2020, the Company had two customers that in aggregate represented 24% and 22% of total revenue, respectively. At March 31, 2021, the Company had two customers that in aggregate accounted for 22% of consolidated net accounts receivable, compared with one customer that accounted for 15% of consolidated net accounts receivable at December 31, 2020.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2021	December 31, 2020
Accrued expenses and other current liabilities	$3.5	$5.4
Other liabilities	1.2	1.0
Total deferred revenue	$4.7	$6.4
During the three months ended March 31, 2021 and 2020, the Company recognized $3.7 million and $1.4 million of revenue, respectively, that was included in deferred revenue at the beginning of each period.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	March 31, 2021	December 31, 2020
Prepaid expenses and other current assets	$11.5	$11.0
Other assets	22.8	21.9
Total capitalized contract acquisition costs, net	$34.3	$32.9
The Company recognized $2.9 million and $2.5 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2021 and 2020, respectively.
The Company had unbilled receivables of $16.6 million and $11.6 million at March 31, 2021 and December 31, 2020, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	March 31, 2021	December 31, 2020
Cash	$167.0	$164.6
Money market mutual funds	650.9	739.8
Restricted cash	2.8	2.8
Total cash and cash equivalents	820.7	907.2
Restricted cash included in other assets	14.8	14.8
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$835.5	$922.0
The restricted cash included in other assets on the consolidated balance sheet is held as a compensating balance against long-term borrowings.
All cash and cash equivalents are Level 1 in the fair value hierarchy.

Note 4. Investments
The Company’s investments in debt securities had maturity dates that range from one month to nine months at March 31, 2021. Realized gains or losses for both the three months ended March 31, 2021 and 2020 were insignificant. The following table provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments:

(in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value	Level 1	Level 2 (1)
March 31, 2021
U.S. government and agency bonds	$25.1	$0.1	$25.2	$25.2	$—
Corporate bonds	2.8	—	2.8	—	2.8
Certificates of deposit	1.5	—	1.5	—	1.5
Total short-term investments	$29.4	$0.1	$29.5	$25.2	$4.3

December 31, 2020
U.S. government and agency bonds	$35.1	$0.2	$35.3	$35.3	$—
Corporate bonds	2.8	0.1	2.9	—	2.9
Certificates of deposit	2.2	—	2.2	—	2.2
Total short-term investments	$40.1	$0.3	$40.4	$35.3	$5.1
(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	March 31, 2021	December 31, 2020
Raw materials	$34.3	$30.7
Work-in-process	60.1	59.6
Finished goods	75.7	64.0
Total inventories	$170.1	$154.3
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $39.8 million at both March 31, 2021 and December 31, 2020.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.4	$(19.6)	$23.8	$43.3	$(18.3)	$25.0
Internal-use software	13.5	(9.0)	4.5	11.4	(8.6)	2.8
Intellectual property	1.6	(0.2)	1.4	1.1	(0.2)	0.9
Total intangible assets	$58.5	$(28.8)	$29.7	$55.8	$(27.1)	$28.7
Amortization expense for intangible assets was $1.7 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2021	December 31, 2020
Employee compensation and related costs	$36.3	$53.1
Professional and consulting services	17.4	19.1
Accrued rebates	14.9	13.1
Supplier purchases	3.5	7.1
Income taxes payable	3.2	5.0
Value added taxes payable	2.7	5.0
Accrued interest on debt	2.5	1.8
Other	30.2	33.9
Accrued expenses and other current liabilities	$110.7	$138.1
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

	Three Months Ended March 31,
(in millions)	2021	2020
Product warranty liability at beginning of period	$6.7	$8.5
Warranty expense	2.6	2.5
Warranty claims settled	(2.6)	(2.7)
Product warranty liability at the end of period	$6.7	$8.3
Note 8. Debt
The components of debt consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
1.375% Convertible Senior Notes due November 2024	$402.5	$402.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment financing due May 2024	20.7	22.2
Equipment financing due November 2025	34.7	36.4
5.15% Mortgage due November 2025	69.1	69.7
Unamortized debt discount	(241.5)	(252.5)
Debt issuance costs	(18.2)	(19.0)
Total debt	1,067.3	1,059.3
Less: current portion	15.7	15.6
Total long-term debt	$1,051.6	$1,043.7

The carrying amount and the estimated fair value of the Company’s convertible debt were as follows:

	March 31, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value (1)	Carrying Value	Estimated Fair Value (1)
1.375% Convertible Senior Notes due November 2024	$328.4	$1,127.0	$323.9	$1,104.2
0.375% Convertible Senior Notes due September 2026	616.4	920.6	609.2	902.0
Total	$944.8	$2,047.6	$933.1	$2,006.2
(1) Convertible debt is classified as Level 2 in the fair value hierarchy. Fair value was determined using the Company's quoted stock price and the contractual conversion rate.
The fair values of the mortgage and equipment financings approximate their carrying values.
Note 9. Commitments and Contingencies
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain then current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, alleged that the Company (and certain then current and former executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations and prospects. On February 8, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment was made into an escrow account for the plaintiffs and the class they purport to represent. On August 6, 2018, the Court issued an order approving the settlement, but took the plaintiffs’ motion for fees and expenses under advisement, which motion remains pending. The Company had previously accrued fees and expenses in connection with this matter for the amount of the final settlement liability that was not covered by insurance, the amount of which was not material to the Company’s consolidated financial statements.
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
In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, including OmniPods, Personal Diabetes Managers, and other components of the system, and kits in the United States infringed Roche’s now-expired U.S. Patent 7,931,613. Roche is seeking monetary damages and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of the Company’s products. The Company believes that it has meritorious defenses to Roche’s claims and intends to vigorously defend against them. The court has set a trial date of July 25, 2022. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses, which could be material.
In July 2020, the Company filed a patent infringement claim against Roche Diabetes Care Limited (“Roche Ltd.”) in the United Kingdom alleging that Roche Ltd.’s manufacture and sale of the Accu-Chek® Solo insulin pump and its consumable components infringes European Patent No. 1 335 764 in the United Kingdom. The Company is seeking an injunction to last until expiry of the patent and monetary damages. Roche Ltd. has responded to the complaint and argues that the patent is invalid and not infringed. Trial is scheduled to begin on May 11, 2021.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Other than as described above, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31, 2021
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Income
Balance at beginning of period	$5.2	$0.3	$5.5
Other comprehensive loss	(2.1)	(0.2)	(2.3)
Balance at the end of period	$3.1	$0.1	$3.2

	Three Months Ended March 31, 2020
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(1.6)	$0.4	$(1.2)
Other comprehensive (loss) income	(3.4)	0.8	(2.6)
Balance at the end of period	$(5.0)	$1.2	$(3.8)
Note 11. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Contractual interest	$3.7	$2.1
Accretion of debt discount	11.0	10.4
Amortization of debt issuance costs	0.8	0.7
Capitalized interest	(1.9)	(1.6)
Interest expense, net of portion capitalized	13.6	11.6
Interest income	(0.2)	(1.5)
Interest expense, net	$13.4	$10.1
Note 12. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2021	2020
Cost of revenue	$0.1	$0.1
Research and development expenses	1.9	2.7
Selling, general and administrative expenses	6.6	5.1
Total	$8.6	$7.9
Note 13. Income Taxes
The Company’s effective tax rate was 114.3% and 18.4% for the three months ended March 31, 2021 and 2020, respectively. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at March 31, 2021, and a full valuation allowance against its net deferred tax assets in the United States at December 31, 2020. The Company had no uncertain tax positions at both March 31, 2021 and December 31, 2020.

Note 14. Net Loss Per Share
Basic net loss per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method), and potential common shares from the Company’s convertible notes (using the if-converted method). Since the Company reported a net loss for three months ended March 31, 2021 and 2020, all potential dilutive common shares have been excluded from the computation of diluted net loss per share for both periods as the effect would have been anti-dilutive. The number of antidilutive shares were as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
1.375% Convertible Senior Notes due November 2024	4,319	4,320
0.375% Convertible Senior Notes due September 2026	3,528	3,528
Restricted stock units	455	538
Stock options	831	1,614
Total	9,133	10,000
Note 15. Related Party Transactions
In February 2021, the Company entered into a distribution agreement, the terms of which are consistent with those prevailing at arm's-length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor. During the three months ended March 31, 2021, the Company recorded $2.8 million of revenues from the distributor, all of which was included in net accounts receivable on the condensed consolidated balance sheet at March 31, 2021.
Note 16. Subsequent Events
In May 2021,the Company entered into a senior secured credit agreement, which includes a $500 million seven year senior secured term loan B (the “Term Loan”) for net proceeds of approximately $490 million. The Term Loan bears interest at a rate of LIBOR plus 3.25%, with a 0.50% LIBOR floor, and contains a leverage and fixed charge coverage ratios, both of which are measured upon the occurrence of future debt. In addition, the Term Loan contains other customary covenants, none of which are considered restrictive to the Company’s operations.
Under the same agreement, the Company obtained a $60 million three year senior secured revolving credit facility (the “Credit Facility”), which bears interest at a rate of LIBOR plus an applicable margin of 2.75% to 3.25% based on the Company’s net leverage ratio. The Credit Facility contains a covenant to maintain a certain leverage ratio, in addition to other customary covenants, none of which are considered restrictive to the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our annual report on Form 10-K for the year ended December 31, 2020 and in this quarterly report.
Overview
We are primarily engaged in the development, manufacture and sale of our proprietary Omnipod® System (“Omnipod”), a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that is worn on the body for up to three days at a time; and its wireless companion, the handheld Personal Diabetes Manager. The Omnipod System, which features discreet and easy-to-use devices communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for traditional multiple daily injection therapy, using syringes or insulin pens, or the use of traditional pump and tubing.
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
Our mission is to improve the lives of people with diabetes. To assist in achieving this mission, we are focused on the following key strategic imperatives:
•expanding access and awareness;
•delivering consumer-focused innovation;
•growing our global addressable market; and
•driving operational excellence.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we expect our efforts in 2021 to focus primarily on our planned launch of the Omnipod® 5 Automated Insulin Delivery System (“Omnipod 5”), which is currently under review with the U.S. Food and Drug Administration (“FDA”). This review is taking longer than we had anticipated due to the current environment resulting from the COVID-19 pandemic. We now expect to begin our limited commercial release in the second half of the year; however, this shift in timing is not expected to have a material impact on 2021 revenue.
In addition, we continue our efforts to expand the Omnipod 5 indication to preschoolers ages two to six by the end of 2021. In addition, we completed enrollment in our Type 2 feasibility study and plan to conduct additional studies with the goal to further expand Omnipod 5’s indication to Type 2 users.
In order to support our continued growth and the planned launch of Omnipod 5, we continue to focus on adding capacity to our U.S. manufacturing plant. We are in the process of installing a third highly automated manufacturing line on which salable product is expected in 2021.
In 2021, we launched Omnipod DASH® Insulin Management System (“Omnipod DASH”), our next generation digital mobile Omnipod platform, in Canada. We are also continuing to expand internationally in a targeted and strategic manner. During the first quarter of 2021, we increased our global footprint by expanding into Turkey and we expect to enter Australia later this year. Additionally, we are working on our strategy to enter larger markets, such as Asia and Latin America.
Finally, we plan to continue our product development efforts and expand awareness of and access to our products. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

Results of Operations
Revenue

	Three Months Ended March 31,
(dollars in millions)	2021	2020	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$143.3	$116.6	22.9%	—%	22.9%
International Omnipod	89.9	73.1	23.0%	9.6%	13.4%
Total Omnipod	233.2	189.7	22.9%	3.7%	19.2%
Drug Delivery	19.1	8.3	130.1%	—%	130.1%
Total revenue	$252.3	$198.0	27.4%	3.5%	23.9%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended March 31, 2021 increased $54.3 million, or 27.4%, to $252.3 million, compared with $198.0 million for the three months ended March 31, 2020. Constant currency revenue growth of 23.9% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended March 31, 2021 increased $26.7 million, or 22.9%, to $143.3 million, compared with $116.6 million for the three months ended March 31, 2020. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. For full year 2021, we expect strong U.S. Omnipod revenue growth driven by volume growth of Omnipod DASH, primarily in the pharmacy channel, benefits of our efforts to drive expanded access and awareness, and further growth in our Omnipod customer base.
International Omnipod
International Omnipod revenue for the three months ended March 31, 2021 increased $16.8 million, or 23.0%, to $89.9 million, compared with $73.1 million for the three months ended March 31, 2020. Excluding the 9.6% favorable impact of currency exchange, the remaining 13.4% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod. For full year 2021, we expect higher International Omnipod revenue due to continued volume growth and market penetration aided by the full launch of Omnipod DASH throughout our international markets. We expect this revenue growth to be partially offset by the impact of lower new customer starts in 2020 stemming from COVID-19 and related challenges.
Drug Delivery
Drug Delivery revenue for the three months ended March 31, 2021 increased $10.8 million, or 130.1%, to $19.1 million, compared with $8.3 million for the three months ended March 31, 2020, due to increased demand for Amgen’s Neulasta® Onpro® kit which includes our pods, and to a lesser extent, lower production levels in prior year, both driven by COVID-19. For full year 2021, we expect drug delivery revenue to decline or grow slightly dependent upon forecasted demand.
Operating Expenses

	Three Months Ended March 31,
	2021		2020
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$84.8	33.6%	$71.1	35.9%
Research and development expenses	$40.7	16.1%	$35.5	17.9%
Selling, general and administrative expenses	$110.5	43.8%	$83.9	42.4%
Cost of Revenue
Cost of revenue for the three months ended March 31, 2021 increased $13.7 million, or 19.3%, to $84.8 million, compared with $71.1 million for the three months ended March 31, 2020. Gross margin was 66.4% for the three months ended March 31, 2021, compared with 64.1% for the three months ended March 31, 2020. The 230 basis point increase in gross margin was primarily driven by improved manufacturing and supply chain efficiencies, higher average selling price due to growth in the pharmacy channel, 110 basis points of favorable foreign currency exchange, and a 100 basis point decrease in COVID-19 related costs. These increases were partially offset by expected higher production costs as we continue to scale U.S. manufacturing. For full year 2021, we expect gross margin to be in the range of 67% to 70%, which reflects expected revenue growth both in the U.S. and internationally, including in the pharmacy channel, and the benefits of continued improvements in manufacturing and supply chain operations.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2021 increased $5.2 million, or 14.6%, to $40.7 million, compared with $35.5 million for the three months ended March 31, 2020. This increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products. We expect research and development spend for the full year 2021 to increase compared with 2020 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended March 31, 2021 increased $26.6 million, or 31.7%, to $110.5 million, compared with $83.9 million for the three months ended March 31, 2020. This increase was primarily attributable to an increase in direct to consumer advertising spend, year-over-year headcount additions, mainly sales and customer service personnel, as well as a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy as we mature as a company. These increases were partially offset by a decrease in travel and entertainment expenses due to reduced activity resulting from COVID-19. We expect selling, general and administrative expenses to increase in 2021 compared with 2020 due to expansion of our sales force and customer support personnel, direct-to-consumer advertising, investments to expand market acceptance and access for our products, and investments in our operating structure to facilitate operational efficiencies and continued growth.
Non-Operating Items
Interest Expense, Net
Net interest expense increased $3.3 million to $13.4 million for the three months ended March 31, 2021, compared with $10.1 million for the three months ended March 31, 2020. This increase was driven by $1.6 million of cash interest expense associated with the mortgage and equipment financings that occurred in the fourth quarter of 2020 and a $1.3 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments.
Other Expense, Net
During the three months ended March 31, 2021, we had other expense of $2.6 million, primarily driven by unrealized foreign currency losses due to the change in exchange rates.
Income Tax Expense, Net
Income tax expense was $0.3 million for the three months ended March 31, 2021, compared with an income tax benefit of $0.5 million for the three months ended March 31, 2020, resulting in effective tax rates of 114.3% and 18.4% for the three months ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate was primarily driven by a $0.5 million discrete tax expense in the United Kingdom due to the recording of a full valuation allowance against net deferred tax assets. We no longer expect to realize the deferred tax assets as a result of additional costs in the United Kingdom associated with a transfer of intellectual property that occurred during the three months ended March 31, 2021.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net loss, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2021	2020
Net loss	$—	$(2.1)
Interest expense, net	13.4	10.1
Income tax expense (benefit)	0.3	(0.5)
Depreciation and amortization	12.8	8.9
Stock-based compensation expense	8.6	7.9
Adjusted EBITDA	$35.1	$24.3

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
Liquidity and Capital Resources
As of March 31, 2021, we had $820.7 million in cash and cash equivalents and $29.5 million of investments in marketable securities. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months. As of March 31, 2021, we had $80.3 million in capital commitments.
In May 2021,we entered into a senior secured credit agreement, which includes a $500 million seven year senior secured term loan B (the “Term Loan”) for net proceeds of approximately $490 million. The Term Loan bears interest at a rate of LIBOR plus 3.25%, with a 0.50% LIBOR floor, and contains a leverage and fixed charge coverage ratios, both of which are measured upon the occurrence of future debt. In addition, the Term Loan contains other customary covenants, none of which are considered restrictive to our operations. We intend to use the proceeds to pay down a portion of our outstanding convertible senior notes due in 2024 and/or to fund investments.
Under the same agreement, we obtained a $60 million three year senior secured revolving credit facility (the “Credit Facility”), which bears interest at a rate of LIBOR plus an applicable margin of 2.75% to 3.25% based on out net leverage ratio. The Credit Facility contains a covenant to maintain a certain leverage ratio, in addition to other customary covenants, none of which are considered restrictive to our operations.
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of March 31, 2021, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
November 2017	1.375%	$402.5	November 2024	10.7315	$93.18
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
Total		$1,202.5
(1) Per $1,000 face value of notes.
Additional information regarding our debt is provided in Note 8 to the consolidated financial statements.
Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2021	2020
Cash (used in) provided by:
Operating activities	$(35.1)	$(3.6)
Investing activities	(22.7)	13.4
Financing activities	(28.4)	(19.0)
Effect of exchange rate changes on cash	(0.3)	(3.1)
Net decrease in cash, cash equivalents and restricted cash	$(86.5)	$(12.3)

Operating Activities
Net cash used in operating activities of $35.1 million for the three months ended March 31, 2021 was primarily attributable to net loss, as adjusted for depreciation and amortization, non-cash interest, and stock-based compensation expense, partially offset by a $72.3 million working capital cash outflow. The working capital outflow was driven by a $28.0 million decrease in accrued expenses and other liabilities, a $17.9 million increase in inventories, a $17.3 million increase in accounts receivable, and a $14.1 million increase in prepaid expenses and other assets, partially offset by a $5.0 million increase in accounts payable. The decrease in accrued expenses and other liabilities was driven by the annual payout of cash bonuses for performance in the prior year. The increase in inventories was driven by a planned inventory build to satisfy demand. The increase in accounts receivable was primarily due to an increase in International Omnipod revenue and sales in the U.S. pharmacy channel, both of which generally have longer payment terms. The increase in prepaid expenses and other assets was driven by an increase in cloud computing implementation costs and unbilled revenue resulting from an increase in demand for our Drug Delivery product. Finally, the increase in accounts payable was driven by timing of payments.
Investing Activities
Net cash used in investing activities was $22.7 million for the three months ended March 31, 2021, compared with net cash provided by investing activities of $13.4 million for the three months ended March 31, 2020.
Capital Spending—Capital expenditures were $32.9 million and $26.9 million for the three months ended March 31, 2021 and 2020, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2021 to increase compared with 2020 as we continue to further invest in our global manufacturing operations to support our growth. We expect to fund our capital expenditures using existing cash and investments.
Purchases and Sales of Investments—Proceeds from maturities of marketable securities were $10.7 million for the three months ended March 31, 2021, compared with net proceeds from maturities of $40.8 million for the three months ended March 31, 2020. The $30.1 million decrease was driven by the prior year shift in a portion of our investment portfolio to investments classified as cash equivalents.
Financing Activities
Net cash used in financing activities was $28.4 million for the three months ended March 31, 2021, compared with net cash used in financing activities of $19.0 million for three months ended March 31, 2020.
Debt Repayments—Total debt repayments were $3.8 million for the three months ended March 31, 2021, primarily related to principal payments on our equipment financings.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises were $1.5 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. The $4.7 million decrease was primarily driven by fewer option exercises by our former chief executive officer. Payments for taxes related to net restricted and performance stock unit settlements were $26.1 million and $25.2 million for the three months ended March 31, 2021 and 2020, respectively.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 9 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had various outstanding letters of credit and bank guarantees totaling $2.8 million, none of which is individually significant. We have restricted cash that serves as collateral for these outstanding letters of credit and bank guarantees that are included in cash and cash equivalents on our consolidated balance sheet.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for revenue recognition and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Standards Issued and Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for us beginning in the first quarter of 2022. Based on the carrying value of our convertible debt as of March 31, 2021, the adoption of this guidance on January 1, 2022 is expected to result in an approximate $330 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $210 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $130 million decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option. We expect to write-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. Adoption of this standard will have no impact on our diluted earnings per share as we calculate earnings per share using the if-converted method.
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our interest rate risk, market price sensitive instruments and foreign currency exchange risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“the Exchange Act”), as amended, is recorded, processed, summarized and reported within the specified time periods, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 9 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
Please refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2021 and December 31, 2020

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2021 and 2020

(iii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited) for the Three Months Ended March 31, 2021 and 2020

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2021 and 2020

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2021 and 2020

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	May 6, 2021	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2021	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)