Form 10-Q
period 2021-06-30
INSULET CORP
filed 2021-08-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of July 30, 2021, the registrant had 68,873,869 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$854.6	$907.2
Short-term investments	17.5	40.4
Accounts receivable trade, less allowance for credit losses of $3.7 and $2.9 (Note 16)	100.3	83.8
Inventories	197.8	154.3
Prepaid expenses and other current assets	82.7	63.0
Total current assets	1,252.9	1,248.7
Property, plant and equipment, net	505.5	478.7
Other intangible assets, net	33.4	28.7
Goodwill	39.9	39.8
Other assets	92.0	77.0
Total assets	$1,923.7	$1,872.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$49.3	$54.1
Accrued expenses and other current liabilities	143.1	138.1
Current portion of long-term debt	20.9	15.6
Total current liabilities	213.3	207.8
Long-term debt, net	1,235.2	1,043.7
Other liabilities	16.1	17.8
Total liabilities	1,464.6	1,269.3
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 68,610,078 and 66,017,444 issued and outstanding	0.1	0.1
Additional paid-in capital	1,149.6	1,264.3
Accumulated deficit	(691.3)	(666.3)
Accumulated other comprehensive income	0.7	5.5
Total stockholders’ equity	459.1	603.6
Total liabilities and stockholders’ equity	$1,923.7	$1,872.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2021	2020	2021	2020
Revenue (Related Party Transactions Note 16)	$263.2	$226.3	$515.5	$424.3
Cost of revenue	80.5	83.8	165.3	154.9
Gross profit	182.7	142.5	350.2	269.4
Research and development expenses	40.1	34.2	80.8	69.7
Selling, general and administrative expenses	116.3	80.8	226.8	164.7
Operating income	26.3	27.5	42.6	35.0
Interest expense, net	(16.4)	(11.1)	(29.8)	(21.2)
Loss on extinguishment of debt	(40.1)	—	(40.1)	—
Other income (expense), net	1.8	1.0	(0.8)	1.0
(Loss) income before income taxes	(28.4)	17.4	(28.1)	14.8
Income tax benefit (expense)	3.4	(3.0)	3.1	(2.5)
Net (loss) income	$(25.0)	$14.4	$(25.0)	$12.3

Net (loss) income per share:
Basic	$(0.37)	$0.22	$(0.38)	$0.19
Diluted	$(0.37)	$0.22	$(0.38)	$0.19
Weighted-average number of common shares outstanding (in thousands):
Basic	66,696	64,371	66,406	63,627
Diluted	66,696	65,579	66,406	64,970
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net (loss) income	$(25.0)	$14.4	$(25.0)	$12.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1.8)	0.6	(3.9)	(2.8)
Unrealized loss on cash flow hedges	(0.6)	—	(0.6)	—
Unrealized gain (loss) on available-for-sale debt securities, net of tax	(0.1)	(0.4)	(0.3)	0.4
Total other comprehensive (loss) income, net of tax	(2.5)	0.2	(4.8)	(2.4)
Comprehensive (loss) income	$(27.5)	$14.6	$(29.8)	$9.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2021	66,213	$0.1	$1,248.3	$(666.3)	$3.2	$585.3
Exercise of options to purchase common stock	121	—	4.7	—	—	4.7
Issuance of shares for employee stock purchase plan	17	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	9.0	—	—	9.0
Restricted stock units vested, net of shares withheld for taxes	17	—	(1.2)	—	—	(1.2)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(737.7)	—	—	(737.7)
Issuance of shares for debt repayment	2,242	—	622.7	—	—	622.7
Net loss	—	—	—	(25.0)	—	(25.0)
Other comprehensive loss	—	—	—	—	(2.5)	(2.5)
Balance at June 30, 2021	68,610	$0.1	$1,149.6	$(691.3)	$0.7	$459.1

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2020	63,058	$0.1	$737.9	$(675.2)	$(3.8)	$59.0
Issuance of common stock	2,370	—	477.5	—	—	477.5
Exercise of options to purchase common stock	131	—	5.1	—	—	5.1
Issuance of shares for employee stock purchase plan	19	—	2.9	—	—	2.9
Stock-based compensation expense	—	—	5.8	—	—	5.8
Restricted stock units vested, net of shares withheld for taxes	26	—	(1.6)	—	—	(1.6)
Net income	—	—	—	14.4	—	14.4
Other comprehensive income	—	—	—	—	0.2	0.2
Balance at June 30, 2020	65,604	$0.1	$1,227.6	$(660.8)	$(3.6)	$563.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2020	66,017	$0.1	$1,264.3	$(666.3)	$5.5	$603.6
Exercise of options to purchase common stock	164	—	6.2	—	—	6.2
Issuance of shares for employee stock purchase plan	17	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	17.6	—	—	17.6
Restricted stock units vested, net of shares withheld for taxes	170	—	(27.3)	—	—	(27.3)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(737.7)	—	—	(737.7)
Issuance of shares for debt extinguishment	2,242	—	622.7	—	—	622.7
Net loss	—	—	—	(25.0)	—	(25.0)
Other comprehensive loss	—	—	—		(4.8)	(4.8)
Balance at June 30, 2021	68,610	$0.1	$1,149.6	$(691.3)	$0.7	$459.1

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2019	62,685	$0.1	$749.0	$(672.0)	$(1.2)	$75.9
Adoption of ASU 2016-13 (1)	—	—	—	(1.1)	—	(1.1)
Issuance of common stock	2,370	—	477.5	—	—	477.5
Exercise of options to purchase common stock	304	—	11.3	—	—	11.3
Issuance of shares for employee stock purchase plan	19	—	2.9	—	—	2.9
Stock-based compensation expense	—	—	13.7	—	—	13.7
Restricted stock units vested, net of shares withheld for taxes	226	—	(26.8)	—	—	(26.8)
Net income	—	—	—	12.3	—	12.3
Other comprehensive loss	—	—	—	—	(2.4)	(2.4)
Balance at June 30, 2020	65,604	$0.1	$1,227.6	$(660.8)	$(3.6)	$563.3
(1) The Company recorded a cumulative effect adjustment to retained earnings to reflect the adoption of Accounting Standards Update 2016-13, Credit Losses (Topic 326). Refer to Note 2 of Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash flows from operating activities
Net (loss) income	$(25.0)	$12.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.0	18.8
Non-cash interest expense	23.5	22.3
Stock-based compensation expense	17.6	13.7
Loss on extinguishment of debt	40.1	—
Provision for credit losses	2.1	2.6
Other	1.1	—
Changes in operating assets and liabilities:
Accounts receivable	(19.5)	(13.8)
Inventories	(45.0)	(2.8)
Prepaid expenses and other assets	(30.0)	(14.0)
Accounts payable	(4.4)	(9.8)
Accrued expenses and other liabilities	(5.3)	(6.5)
Net cash (used in) provided by operating activities	(16.8)	22.8
Cash flows from investing activities
Capital expenditures	(52.8)	(51.7)
Acquisition of intangible assets	(3.8)	(0.5)
Purchases of investments	—	(37.9)
Receipts from the maturity or sale of investments	22.5	170.7
Net cash provided by (used in) investing activities	(34.1)	80.6
Cash flows from financing activities
Proceeds from issuance of debt, net	489.5	—
Payment of debt issuance costs	(4.0)	—
Repayment of convertible debt	(460.8)	—
Repayment of equipment financings	(6.4)	—
Repayment of mortgage	(1.0)	—
Proceeds from issuance of common stock, net of issuance costs	—	477.5
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	10.0	14.2
Payment of withholding taxes in connection with vesting of restricted stock units	(27.3)	(26.8)
Net cash (used in) provided by financing activities	—	464.9
Effect of exchange rate changes on cash	(1.7)	(2.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(52.6)	565.4
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	922.0	213.7
Cash, cash equivalents and restricted cash at end of period (Note 3)	$869.4	$779.1

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$5.6	$4.5
Purchases of intangible assets included in accounts payable and accrued expenses	$3.5	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other subsequent interim period.
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
Cloud Computing Arrangements
As of June 30, 2021 and December 31, 2020, the Company had net capitalized implementation costs of $44.5 million and $24.2 million, respectively. Amortization expense recorded for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.2 million, respectively, and $1.3 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $2.6 million and $1.9 million for the three months ended June 30, 2021 and 2020, respectively, and were $4.7 million and $3.8 million for the six months ended June 30, 2021 and 2020, respectively.
Derivative Instruments
The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure are managed by using interest rate swaps. The Company recognizes derivative instruments as either assets or liabilities at fair value on the consolidated balance sheet. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met, in which case changes in fair value are recognized as adjustments to other comprehensive income. The Company has designated its interest rate swap contracts as cash flow hedges.
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

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were $12.0 million and $2.9 million for the three months ended June 30, 2021 and 2020, respectively, and were $21.4 million and $5.6 million for the six months ended June 30, 2021 and 2020, respectively.
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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
U.S. Omnipod	$150.5	$128.8	$293.8	$245.4
International Omnipod	91.6	73.2	181.5	146.3
Total Omnipod	242.1	202.0	475.3	391.7
Drug Delivery	21.1	24.3	40.2	32.6
Total revenue	$263.2	$226.3	$515.5	$424.3
During the three and six months ended June 30, 2021, the Company had two customers that in aggregate represented 26% and 25% of total revenue, respectively. During both the three and six months ended June 30, 2020, the Company had two customers that in aggregate represented 21% of total revenue.
At June 30, 2021, the Company had two customers that in aggregate accounted for 26% of consolidated net accounts receivable, compared with one customer that accounted for 15% of consolidated net accounts receivable at December 31, 2020.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$3.2	$5.4
Other liabilities	1.4	1.0
Total deferred revenue	$4.6	$6.4
During the three months ended June 30, 2021 and 2020, the Company recognized $0.2 million and $0.1 million of revenue, respectively, that was included in deferred revenue at the beginning of each period. During the six months ended June 30, 2021 and 2020, the Company recognized $3.9 million and $1.6 million of revenue, respectively, that was included in deferred revenue at the beginning of each period.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$12.3	$11.0
Other assets	24.4	21.9
Total capitalized contract acquisition costs, net	$36.7	$32.9
The Company recognized $3.0 million and $2.6 million of amortization of capitalized contract acquisition costs during the three months ended June 30, 2021 and 2020, respectively. The Company recognized $6.0 million and $5.1 million of amortization of capitalized contract acquisition costs during the six months ended June 30, 2021 and 2020, respectively.
The Company had unbilled receivables of $18.0 million and $11.6 million at June 30, 2021 and December 31, 2020, respectively.

Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	June 30, 2021	December 31, 2020
Cash	$238.9	$164.6
Money market mutual funds	612.9	739.8
Restricted cash	2.8	2.8
Total cash and cash equivalents	854.6	907.2
Restricted cash included in other assets	14.8	14.8
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$869.4	$922.0
The restricted cash included in other assets on the consolidated balance sheet is held as a compensating balance against long-term borrowings.
All cash and cash equivalents are Level 1 in the fair value hierarchy.
Note 4. Investments
The Company’s investments in debt securities had maturity dates that range from one month to six months at June 30, 2021. Realized gains or losses for both the three and six months ended June 30, 2021 and 2020 were insignificant. The following table provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments:

(in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value	Level 1	Level 2 (1)
June 30, 2021
U.S. government and agency bonds	$15.0	$—	$15.0	$15.0	$—
Corporate bonds	2.0	—	2.0	—	2.0
Certificates of deposit	0.5	—	0.5	—	0.5
Total short-term investments	$17.5	$—	$17.5	$15.0	$2.5

December 31, 2020
U.S. government and agency bonds	$35.1	$0.2	$35.3	$35.3	$—
Corporate bonds	2.8	0.1	2.9	—	2.9
Certificates of deposit	2.2	—	2.2	—	2.2
Total short-term investments	$40.1	$0.3	$40.4	$35.3	$5.1
(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	June 30, 2021	December 31, 2020
Raw materials	$45.7	$30.7
Work-in-process	40.1	59.6
Finished goods	112.0	64.0
Total inventories	$197.8	$154.3

Note 6. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill for the six months ended June 30, 2021 was as follows:

(in millions)
Goodwill at December 31, 2020	$39.8
Foreign currency translation	0.1
Goodwill at June 30, 2021	$39.9
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.4	$(20.9)	$22.5	$43.3	$(18.3)	$25.0
Internal-use software	19.0	(9.5)	9.5	11.4	(8.6)	2.8
Intellectual property	1.6	(0.2)	1.4	1.1	(0.2)	0.9
Total intangible assets	$64.0	$(30.6)	$33.4	$55.8	$(27.1)	$28.7
Amortization expense for intangible assets was $1.8 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $3.5 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.
Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2021	December 31, 2020
Employee compensation and related costs	$49.3	$53.1
Professional and consulting services	22.9	19.1
Accrued rebates	20.6	13.1
Supplier purchases	4.5	7.1
Value added taxes payable	2.9	5.0
Income taxes payable	2.1	5.0
Accrued interest	1.2	1.8
Other	39.6	33.9
Accrued expenses and other current liabilities	$143.1	$138.1
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Product warranty liability at beginning of period	$6.7	$8.3	$6.7	$8.5
Warranty expense	2.3	2.7	4.9	5.2
Warranty claims settled	(2.5)	(2.9)	(5.1)	(5.6)
Product warranty liability at the end of period	$6.5	$8.1	$6.5	$8.1

Note 8. Debt
The components of debt consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
1.375% Convertible Senior Notes due November 2024	$32.1	$402.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Term loan due May 2028	500.0	—
Equipment financing due May 2024	19.2	22.2
Equipment financing due November 2025	33.0	36.4
5.15% Mortgage due November 2025	68.7	69.7
Unamortized debt discount	(179.9)	(252.5)
Debt issuance costs	(17.0)	(19.0)
Total debt	1,256.1	1,059.3
Less: current portion	20.9	15.6
Total long-term debt	$1,235.2	$1,043.7
1.375% Convertible Senior Notes
During the three months ended June 30, 2021, the Company repurchased $370.4 million in principal ($305.7 million net of discount and issuance costs) of its 1.375% Convertible Senior Notes due November 2024 (“1.375% Notes”) for $460.8 million in cash and the issuance of 2.2 million shares with a fair value of $622.7 million. The debt repurchase resulted in a $40.1 million loss on extinguishment, including cash paid to the note holders as an inducement to convert and transaction costs.
Senior Secured Credit Agreement
In May 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”), which includes a $500 million seven year senior secured term loan B (the “Term Loan”) for net proceeds of $489.5 million, which was used to fund the cash portion of the repurchase of the 1.375% Notes discussed above. The Term Loan bears interest at a rate of LIBOR plus 3.25%, with a 0.50% LIBOR floor, and contains leverage and fixed charge coverage ratio covenants, both of which are measured upon the occurrence of future debt. In addition, the Term Loan contains other customary covenants, none of which are considered restrictive to the Company’s operations.
Under the same agreement, the Company obtained a $60 million three year senior secured revolving credit facility (the “Revolving Credit Facility”), which bears interest at a rate of LIBOR plus an applicable margin of 2.75% to 3.25% based on the Company’s net leverage ratio. The Revolving Credit Facility contains a covenant to maintain a certain leverage ratio when there are amounts outstanding, in addition to other customary covenants, none of which are considered restrictive to the Company’s operations. No amount was outstanding under the Revolving Credit Facility at June 30, 2021.
Borrowings under the Credit Agreement are guaranteed by the Company’s wholly owned domestic subsidiaries, and are secured by substantially all assets of the Company and of each subsidiary guarantor, subject to certain exceptions. Additionally, borrowings under the Credit Agreement are senior to all of the Company’s unsecured indebtedness, including the convertible notes.
Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	June 30, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
1.375% Convertible Senior Notes due November 2024 (1)	$26.6	$95.8	$323.9	$1,104.2
0.375% Convertible Senior Notes due September 2026 (1)	623.8	980.9	609.2	902.0
Term loan due May 2028 (2)	486.7	$500.6	$—	$—
Total	$1,137.1	$1,577.3	$933.1	$2,006.2
(1) Convertible debt is classified as Level 2 in the fair value hierarchy. Fair value was determined using the Company’s quoted stock price and the contractual conversion rate.
(2) Term debt is classified as Level 1 in the fair value hierarchy. Fair value was determined using quoted market prices.

The fair values of the mortgage and equipment financings approximate their carrying values.
Note 9. Derivative Instruments
The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties. In May 2021, the Company entered into two interest rate swap agreements that expire on April 30, 2025. Under the interest rate swap agreements, the Company receives variable rate interest payments and pays fixed interest rates on a total notional value of $480 million of its Term Loan. As a result of the interest rate swaps 96% of the Term Loan exposed to interest rate risk from changes in LIBOR is fixed at a rate of 4.20%. The Company has designated the interest rate swaps as cash flow hedges.
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. At June 30, 2021, the fair value of the interest rate swaps was a liability of $0.7 million.
Note 10. Commitments and Contingencies
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain then current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, alleged that the Company (and certain then current and former executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations and prospects. On February 8, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment was made into an escrow account for the plaintiffs and the class they purport to represent. On August 6, 2018, the Court issued an order approving the settlement. On June 25, 2021, the Court issued an order on the plaintiffs’ motion for fees and expenses, a final judgement approving the settlement, and an order of dismissal with prejudice. The Company had previously accrued fees and expenses in connection with this matter for the amount of the final settlement liability that was not covered by insurance, the amount of which was not material to the Company’s consolidated financial statements.
In addition, on April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court for the District of Massachusetts against the Company (as a nominal defendant) and certain individual then current and former officers and directors of the Company. The allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs. On July 11, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment of attorneys’ fees and reimbursement of expenses will be paid to plaintiffs’ counsel, subject to the Court’s approval. On July 13, 2018, the plaintiffs filed a motion for preliminary approval of the settlement. On June 28, 2021, the Court issued an order preliminarily approving the proposed settlement and scheduling a hearing to decide whether the proposed settlement should be finally approved for September 9, 2021. The Company expects that such fees and expenses payable to plaintiff’s counsel will be covered by the Company’s insurance.
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
In July 2020, the Company filed a patent infringement claim against Roche Diabetes Care Limited (“Roche Ltd.”) in the United Kingdom alleging that Roche Ltd.’s manufacture and sale of the Accu-Chek® Solo insulin pump and its consumable components infringes European Patent No. 1 335 764 in the United Kingdom. The Company was seeking an injunction to last until expiry of the patent and monetary damages. A trial was held in May 2021 and the judge ultimately sided with Roche Ltd. on non-infringement and invalidity of the patent, which was slated to expire in August 2021. Accordingly, no injunction was issued and no monetary damages were awarded.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Other than as described above, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$3.1	$0.1	$—	$3.2	$5.2	$0.3	$—	$5.5
Other comprehensive loss before reclassifications	(1.8)	(0.1)	(1.0)	(2.9)	(3.9)	(0.3)	(1.0)	(5.2)
Amounts reclassified to net loss	$—	$—	$0.4	$0.4	$—	$—	$0.4	$0.4
Balance at the end of period	$1.3	$—	$(0.6)	$0.7	$1.3	$—	$(0.6)	$0.7

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(5.0)	$1.2	$(3.8)	$(1.6)	$0.4	$(1.2)
Other comprehensive income (loss)	0.6	(0.4)	0.2	(2.8)	0.4	(2.4)
Balance at the end of period	$(4.4)	$0.8	$(3.6)	$(4.4)	$0.8	$(3.6)
Note 12. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Contractual interest, net of interest rate swaps	$6.8	$2.2	$10.5	$4.3
Accretion of debt discount	10.7	10.5	21.7	20.9
Amortization of debt issuance costs	1.0	0.7	1.8	1.4
Capitalized interest	(1.9)	(1.6)	(3.8)	(3.2)
Interest expense, net of portion capitalized	16.6	11.8	30.2	23.4
Interest income	(0.2)	(0.7)	(0.4)	(2.2)
Interest expense, net	$16.4	$11.1	$29.8	$21.2
Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Cost of revenue	$0.1	$0.1	$0.2	$0.2
Research and development expenses	2.0	2.3	3.9	5.0
Selling, general and administrative expenses	6.9	3.4	13.5	8.5
Total	$9.0	$5.8	$17.6	$13.7

Note 14. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2021 was 12.1% and 11.2%, compared with 17.2% and 17.0% for the three and six months ended June 30, 2020, respectively. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at June 30, 2021, and a full valuation allowance against its net deferred tax assets in the United States at December 31, 2020. The Company had no uncertain tax positions at both June 30, 2021 and December 31, 2020.
Note 15. Net (Loss) Income Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Weighted average number of common shares outstanding, basic	66,696	64,371	66,406	63,627
Stock options	—	1,087	—	1,130
Restricted stock units	—	121	—	213
Weighted average number of common shares outstanding, diluted	66,696	65,579	66,406	64,970
The number of common share equivalents excluded from the computation of diluted net (loss) income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
1.375% Convertible Senior Notes due November 2024	3,657	4,319	3,988	4,319
0.375% Convertible Senior Notes due September 2026	3,528	3,528	3,528	3,528
Restricted stock units	283	299	364	357
Stock options	788	67	809	52
Total	8,256	8,213	8,689	8,256
Note 16. Related Party Transactions
In February 2021, the Company entered into a distribution agreement, the terms of which are consistent with those prevailing at arm's-length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor. During the three and six months ended June 30, 2021, the Company recorded $3.3 million and $5.5 million, respectively, of net revenues from the distributor. At June 30, 2021, the Company had $1.3 million of net accounts receivable due from the distributor on its condensed consolidated balance sheet.
Note 17. Subsequent Events
In July 2021, $20.0 million in principal of 1.375% Notes were converted into approximately 215,000 shares.
In July 2021, the Company entered into a $43.1 million equipment financing transaction secured by machinery and equipment associated with one of its highly automated manufacturing lines located in Acton, Massachusetts. The equipment financing has a term of 7 years and an interest rate of approximately 4.25%.

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
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we expect our efforts in 2021 to focus primarily on our planned launch of the Omnipod® 5 Automated Insulin Delivery System (“Omnipod 5”), which is currently under review with the U.S. Food and Drug Administration (“FDA”). This review is taking longer than we had anticipated. We now expect to receive FDA clearance and launch our limited commercial release in the second half of the year, most likely late in the fourth quarter. This shift in timing is not expected to have a material impact on 2021 revenue.
In addition, we continue our efforts to expand the Omnipod 5 indication to preschoolers ages two to six, however the timing of our FDA submission is contingent upon the timing of Omnipod 5 clearance. We are now planning for this expanded indication in 2022. In addition, we completed enrollment in our Type 2 feasibility study and plan to conduct additional studies with the goal to further expand Omnipod 5’s indication to Type 2 users.
In order to support our continued growth and the planned launch of Omnipod 5, we continue to focus on adding capacity to our U.S. manufacturing plant. During the quarter, we began producing salable product on our third highly automated manufacturing line.
In 2021, we launched Omnipod DASH® Insulin Management System (“Omnipod DASH”), our next generation digital mobile Omnipod platform, in Canada. We are also continuing to expand internationally in a targeted and strategic manner. During the first quarter of 2021, we increased our global footprint by expanding into Turkey and we also expect to enter Australia this year. Further, we are working on our strategy to enter additional markets in new regions.
Finally, we plan to continue our product development efforts and expand awareness of and access to our products. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

Results of Operations
Revenue

	Three Months Ended June 30,
(dollars in millions)	2021	2020	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$150.5	$128.8	16.8%	—%	16.8%
International Omnipod	91.6	73.2	25.1%	11.7%	13.4%
Total Omnipod	242.1	202.0	19.9%	4.3%	15.6%
Drug Delivery	21.1	24.3	(13.2)%	—%	(13.2)%
Total revenue	$263.2	$226.3	16.3%	3.8%	12.5%

	Six Months Ended June 30,
(dollars in millions)	2021	2020	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$293.8	$245.4	19.7%	—%	19.7%
International Omnipod	181.5	146.3	24.1%	10.7%	13.4%
Total Omnipod	475.3	391.7	21.3%	4.0%	17.3%
Drug Delivery	40.2	32.6	23.3%	—%	23.3%
Total revenue	$515.5	$424.3	21.5%	3.7%	17.8%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended June 30, 2021 increased $36.9 million, or 16.3%, to $263.2 million, compared with $226.3 million for the three months ended June 30, 2020. Constant currency revenue growth of 12.5% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
Total revenue for the six months ended June 30, 2021 increased $91.2 million, or 21.5%, to $515.5 million, compared with $424.3 million for the six months ended June 30, 2020. Constant currency revenue growth of 17.8% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended June 30, 2021 increased $21.7 million, or 16.8%, to $150.5 million, compared with $128.8 million for the three months ended June 30, 2020. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. This increase was partially offset by a decrease in days-on-hand inventory at distributors since COVID-19 supply chain urgency has normalized.
U.S. Omnipod revenue for the six months ended June 30, 2021 increased $48.4 million, or 19.7%, to $293.8 million, compared with $245.4 million for the six months ended June 30, 2020. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. For full year 2021, we expect strong U.S. Omnipod revenue growth driven by volume growth of Omnipod DASH, primarily in the pharmacy channel, benefits of our efforts to drive expanded access and awareness, and further growth in our Omnipod customer base.
International Omnipod
International Omnipod revenue for the three months ended June 30, 2021 increased $18.4 million, or 25.1%, to $91.6 million, compared with $73.2 million for the three months ended June 30, 2020. Excluding the 11.7% favorable impact of currency exchange, the remaining 13.4% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod.
International Omnipod revenue for the six months ended June 30, 2021 increased $35.2 million, or 24.1%, to $181.5 million, compared with $146.3 million for the six months ended June 30, 2020. Excluding the 10.7% favorable impact of currency exchange, the remaining 13.4% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod, partially offset by a decrease in days-on-hand inventory at distributors since COVID-19 supply chain urgency has normalized. For full year 2021, we expect higher International Omnipod revenue due to continued volume growth and market penetration aided by the full launch of Omnipod DASH throughout our international markets. We expect this revenue growth to be partially offset by the lagging impact of lower new customer starts in 2020 and the first half of 2021 stemming from COVID-19 and related challenges.
Drug Delivery
Drug Delivery revenue for the three months ended June 30, 2021 decreased $3.2 million, or 13.2%, to $21.1 million, compared with $24.3 million for the three months ended June 30, 2020, due to elevated volume in the prior year due to the COVID-19 pandemic.
Drug Delivery revenue for the six months ended June 30, 2021 increased $7.6 million, or 23.3%, to $40.2 million, compared with $32.6 million for the six months ended June 30, 2020, due to increased demand for Amgen’s Neulasta® Onpro® kit which includes our pods. For full year 2021, we expect drug delivery revenue to decline or grow slightly dependent upon forecasted demand.
Operating Expenses

	Three Months Ended June 30,
	2021		2020
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$80.5	30.6%	$83.8	37.0%
Research and development expenses	$40.1	15.2%	$34.2	15.1%
Selling, general and administrative expenses	$116.3	44.2%	$80.8	35.7%

	Six Months Ended June 30,
	2021		2020
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$165.3	32.1%	$154.9	36.5%
Research and development expenses	$80.8	15.7%	$69.7	16.4%
Selling, general and administrative expenses	$226.8	44.0%	$164.7	38.8%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2021 decreased $3.3 million, or 3.9%, to $80.5 million, compared with $83.8 million for the three months ended June 30, 2020. Gross margin was 69.4% for the three months ended June 30, 2021, compared with 63.0% for the three months ended June 30, 2020. The 640 basis point increase in gross margin was primarily driven by improved manufacturing and supply chain efficiencies, 130 basis points of favorable foreign currency exchange, a 120 basis point decrease in COVID-19 related costs, and a higher average selling price due to growth in the pharmacy channel. These increases were partially offset by expected higher production costs as we continue to scale U.S. manufacturing.
Cost of revenue for the six months ended June 30, 2021 increased $10.4 million, or 6.7%, to 165.3, compared with $154.9 million for the six months ended June 30, 2020. Gross margin was 67.9% for the six months ended June 30, 2021, compared with 63.5% for the six months ended June 30, 2020. The 440 basis point increase in gross margin was primarily driven by improved manufacturing and supply chain efficiencies, higher average selling price due to growth in the pharmacy channel, 120 basis points of favorable foreign currency exchange, and a 110 basis point decrease in COVID-19 related costs. These increases were partially offset by expected higher production costs as we continue to scale U.S. manufacturing. For full year 2021, we expect gross margin to be in the range of 68% to 69%, which reflects expected revenue growth both in the U.S. and internationally, including in the pharmacy channel, and the benefits of continued improvements in manufacturing and supply chain operations. In addition, we expect to benefit from lower COVID-19 related costs.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2021 increased $5.9 million, or 17.3%, to $40.1 million, compared with $34.2 million for the three months ended June 30, 2020. This increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products.
Research and development expenses for the six months ended June 30, 2021 increased $11.1 million, or 15.9%, to $80.8 million, compared with $69.7 million for the six months ended June 30, 2020. This increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products. We expect research and development spend for the full year 2021 to increase compared with 2020 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended June 30, 2021 increased $35.5 million, or 43.9%, to $116.3 million, compared with $80.8 million for the three months ended June 30, 2020. This increase was primarily attributable to year-over-year headcount additions, mainly to support international expansion, information technology, sales, and customer service personnel, an increase in direct to consumer advertising spend, as well as a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy as we mature as a company.
Selling general and administrative expenses for the six months ended June 30, 2021 increased $62.1 million, or 37.7%, to $226.8 million, compared with $164.7 million for the six months ended June 30, 2020. This increase was primarily attributable to year-over-year headcount additions, mainly to support international expansion, information technology, sales, and customer service personnel, an increase in direct to consumer advertising spend, a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy as we mature as a company, as well as commercial costs related to international expansion. We expect selling, general and administrative expenses to increase in 2021 compared with 2020 due to expansion of our sales force, direct-to-consumer advertising, investments to expand market acceptance and access for our products, and investments in our operating structure to facilitate operational efficiencies and continued growth.
Non-Operating Items
Interest Expense, Net
Net interest expense increased $5.3 million to $16.4 million for the three months ended June 30, 2021, compared with $11.1 million for the three months ended June 30, 2020. This increase was driven by $4.6 million of cash interest expense associated with the $500 million senior secured term loan B (the “Term Loan”) entered into in May 2021, and the mortgage and equipment financings that occurred in the fourth quarter of 2020 and a $0.5 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments.
Net interest expense increased $8.6 million to $29.8 million for the six months ended June 30, 2021, compared with $21.2 million for the six months ended June 30, 2020. This increase was driven by $6.2 million of cash interest expense associated with the Term Loan entered into in May 2021, and the mortgage and equipment financings that occurred in the fourth quarter of 2020 and a $1.8 million decrease in interest income due to lower market rates and a shift in a portion of our investment portfolio to more liquid investments.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2021, we incurred a $40.1 million loss on extinguishment of debt related to the repurchase of a portion of our 1.375% Convertible Senior Notes due November 2024 (“1.375% Notes”). Refer to Note 8 to the consolidated financial statements for additional information.
Other Income (Expense), Net
During the three months ended June 30, 2021, we had other income, net of $1.8 million, compared with $1.0 million for the three months ended June 30, 2020. The $0.8 million increase in other income was primarily driven by unrealized foreign currency gains due to the change in exchange rates.
During the six months ended June 30, 2021, we had other expense of $0.8 million, compared with income of $1.0 million for the six months ended June 30, 2020. The $1.8 million decrease in other income was primarily driven by unrealized foreign currency losses due to the change in exchange rates.
Income Tax Expense, Net
Income tax benefit was $3.4 million for the three months ended June 30, 2021, compared with an income tax expense of $3.0 million for the three months ended June 30, 2020, resulting in effective tax rates of 12.1% and 17.2% for the three months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate was primarily driven by the jurisdictional distribution of profits and losses. In the United States, we have net operating loss carryforwards that reduce taxable profits and a full valuation allowance against net deferred tax assets.
Income tax benefit was $3.1 million for the six months ended June 30, 2021, compared with an income tax expense of $2.5 million for the six months ended June 30, 2020, resulting in effective tax rates of 11.2% and 17.0% for the six months ended June 30, 2021 and 2020, respectively. The decrease in the effective tax rate was primarily driven by the jurisdictional distribution of profits and losses. In the United States, we have net operating loss carryforwards that reduce taxable profits and a full valuation allowance against net deferred tax assets. Additionally, we have not recorded tax benefits for current year losses in the United Kingdom due to valuation allowance requirements following a transfer of intellectual property that occurred during the three months ended March 31, 2021.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net (loss) income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net (loss) income	$(25.0)	$14.4	$(25.0)	$12.3
Interest expense, net	16.4	11.1	29.8	21.2
Income tax (benefit) expense	(3.4)	3.0	(3.1)	2.5
Depreciation and amortization	15.2	9.9	28.0	18.8
Stock-based compensation expense	9.0	5.8	17.6	13.7
Loss on extinguishment of debt	40.1	—	40.1	—
Adjusted EBITDA	$52.3	$44.2	$87.4	$68.5
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
Liquidity and Capital Resources
As of June 30, 2021, we had $854.6 million in cash and cash equivalents and $17.5 million of investments in marketable securities. Additionally, we have a $60 million three year senior secured revolving credit facility (“Revolving Credit Facility”), which expires in 2024. At June 30, 2021, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a certain leverage ratio, in addition to other customary covenants, none of which are considered restrictive to our operations. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of June 30, 2021, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
November 2017	1.375%	$32.1	November 2024	10.7315	$93.18
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
Total		$832.1
(1) Per $1,000 face value of notes.
In July 2021, $20.0 million in principal of 1.375% Notes were converted into approximately 215,000 shares, which we expect to result in a loss on extinguishment of debt of approximately $2 million.

During the three months ended June 30, 2021, we obtained a $500 million seven year Term Loan for net proceeds of $489.5 million, which we used to fund the cash portion of repurchase of the 1.375% Notes due November 2024. Additional information regarding our debt is provided in Note 8 to the consolidated financial statements.
Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2021	2020
Cash (used in) provided by:
Operating activities	$(16.8)	$22.8
Investing activities	(34.1)	80.6
Financing activities	—	464.9
Effect of exchange rate changes on cash	(1.7)	(2.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(52.6)	$565.4
Operating Activities
Net cash used in operating activities of $16.8 million for the six months ended June 30, 2021 was primarily attributable to net loss, as adjusted for loss on extinguishment of debt, depreciation and amortization, non-cash interest, and stock-based compensation expense, partially offset by a $104.2 million working capital cash outflow. The working capital outflow was driven by a $45.0 million increase in inventories, a $30.0 million increase in prepaid expenses and other assets and a $19.5 million increase in accounts receivable. The increase in inventories was driven by a planned inventory build to satisfy demand and the addition of our third highly automated manufacturing line. The increase in prepaid expenses and other assets was driven by an increase in cloud computing implementation costs and an increase in unbilled revenue resulting from higher percentage of completion for our Drug Delivery product. Finally, the increase in accounts receivable was primarily due to an increase in International Omnipod revenue and sales in the U.S. pharmacy channel, both of which generally have longer payment terms.
Investing Activities
Net cash used in investing activities was $34.1 million for the six months ended June 30, 2021, compared with net cash provided by investing activities of $80.6 million for the six months ended June 30, 2020.
Capital Spending—Capital expenditures were $52.8 million and $51.7 million for the six months ended June 30, 2021 and 2020, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2021 to increase compared with 2020 as we continue to further invest in our global manufacturing operations to support our growth, as well as investments in our strategic initiatives. We expect to fund our capital expenditures using existing cash and investments.
Purchases and Sales of Investments—Proceeds from maturities of marketable securities were $22.5 million for the six months ended June 30, 2021, compared with net proceeds from maturities of $132.8 million for the six months ended June 30, 2020. The $110.3 million decrease was driven by the prior year shift in a portion of our investment portfolio to investments classified as cash equivalents.
Financing Activities
We had no cash provided by financing activities for the six months ended June 30, 2021, compared with $464.9 million for six months ended June 30, 2020.
Debt Issuance and Repayments—During the six months ended June 30, 2021, we received net proceeds of $489.5 million from the issuance of the Term Loan and used $460.8 million of cash to partially fund the repurchase of a portion of our 1.375% Notes. Additionally, we spent $6.4 million on principal payments associated with our equipment financings.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises and issuance of employee stock purchase plan shares was $10.0 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. The $4.2 million decrease was primarily driven by fewer option exercises by our former chief executive officer. Payments for taxes related to net restricted and performance stock unit settlements were $27.3 million and $26.8 million for the six months ended June 30, 2021 and 2020, respectively.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 10 to the consolidated financial statements included in this Form 10-Q.

Off-Balance Sheet Arrangements
As of June 30, 2021, we had various outstanding letters of credit and bank guarantees totaling $2.8 million, none of which is individually significant. We have restricted cash that serves as collateral for these outstanding letters of credit and bank guarantees that are included in cash and cash equivalents on our consolidated balance sheet.
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
Accounting Standards Issued and Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for us beginning in the first quarter of 2022. Based on the carrying value of our convertible debt as of June 30, 2021 and subsequent conversion of 1.375% Notes in July 2021, the adoption of this guidance on January 1, 2022 is expected to result in an approximate $215 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $155 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $60 million decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option. We expect to write-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. Adoption of this standard will have no impact on our diluted earnings per share as we calculate earnings per share using the if-converted method.
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
•international business risks, including regulatory, commercial and logistics risks associated with selling our products in Europe due to the separation of the United Kingdom from the European Union (Brexit);

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan, both of which are variable-rate debt. At June 30, 2021, no amounts were outstanding under our Revolving Credit Facility. In May 2021, we entered into two interest rate swap agreements to effectively convert $480 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates relative to interest rates as of June 30, 2021 would decrease or increase our annual earnings, respectively, by approximately $0.2 million.
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our market price sensitive instruments and foreign currency exchange risk.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Subsequent to the three months ended June 30, 2021, we issued securities that were not registered under the Securities Act and were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q as listed below. All of the securities discussed in this Item 2 were issued in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).
On July 2, 2021, we issued 74,347 shares of our common stock to certain holders of our 1.375% Convertible Senior Notes due 2024 (the “Notes”) upon the conversion of $6.928 million aggregate principal amount of the Notes by such holders.
On July 8, 2021, we issued 98,428 shares of our common stock to certain holders of the Notes upon the conversion of $9.172 million aggregate principal amount of the Notes by such holders.
On July 19, 2021, we issued 42,035 shares of our common stock to certain holders of the Notes upon the conversion of $3.917 million aggregate principal amount of the Notes by such holders.
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

10.1
Credit Agreement, dated as of May 4, 2021, by and among Insulet Corporation, the lenders and other parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2021).

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2021 and December 31, 2020

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020

(iii) Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the three and six months ended June 30, 2021 and 2020

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	August 5, 2021	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2021	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)