Form 10-Q
period 2021-09-30
INSULET CORP
filed 2021-11-05
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of October 28, 2021, the registrant had 68,967,286 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$856.6	$907.2
Short-term investments	0.5	40.4
Accounts receivable trade, less allowance for credit losses of $3.0 and $2.9 (Note 16)	114.3	83.8
Inventories	259.0	154.3
Prepaid expenses and other current assets	76.5	63.0
Total current assets	1,306.9	1,248.7
Property, plant and equipment, net	515.4	478.7
Other intangible assets, net	37.2	28.7
Goodwill	39.8	39.8
Other assets	99.6	77.0
Total assets	$1,998.9	$1,872.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$58.0	$54.1
Accrued expenses and other current liabilities (Note 16)	141.7	138.1
Current portion of long-term debt	28.9	15.6
Total current liabilities	228.6	207.8
Long-term debt, net	1,257.0	1,043.7
Other liabilities	15.4	17.8
Total liabilities	1,501.0	1,269.3
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 68,921,847 and 66,017,444 issued and outstanding	0.1	0.1
Additional paid-in capital	1,179.9	1,264.3
Accumulated deficit	(678.7)	(666.3)
Accumulated other comprehensive (loss) income	(3.4)	5.5
Total stockholders’ equity	497.9	603.6
Total liabilities and stockholders’ equity	$1,998.9	$1,872.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2021	2020	2021	2020
Revenue (Related Party Transactions Note 16)	$275.6	$234.0	$791.1	$658.3
Cost of revenue	86.9	82.2	252.2	237.1
Gross profit	188.7	151.8	538.9	421.2
Research and development expenses	37.5	38.8	118.3	108.5
Selling, general and administrative expenses	117.5	89.2	344.3	253.9
Operating income	33.7	23.8	76.3	58.8
Interest expense, net	(16.3)	(11.4)	(46.1)	(32.6)
Loss on extinguishment of debt	(1.5)	—	(41.6)	—
Other (expense) income, net	(0.7)	1.0	(1.5)	2.0
Income (loss) before income taxes	15.2	13.4	(12.9)	28.2
Income tax (expense) benefit	(2.6)	(1.8)	0.5	(4.3)
Net income (loss)	$12.6	$11.6	$(12.4)	$23.9

Net income (loss) per share:
Basic	$0.18	$0.18	$(0.18)	$0.37
Diluted	$0.18	$0.17	$(0.18)	$0.36
Weighted-average number of common shares outstanding (in thousands):
Basic	68,869	65,718	67,236	64,329
Diluted	69,619	66,828	67,236	65,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$12.6	$11.6	$(12.4)	$23.9
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(4.4)	3.3	(8.3)	0.5
Unrealized gain (loss) on cash flow hedges	0.3	—	(0.3)	—
Unrealized (loss) gain on available-for-sale debt securities, net of tax	—	(0.3)	(0.3)	0.1
Total other comprehensive (loss) income, net of tax	(4.1)	3.0	(8.9)	0.6
Comprehensive income (loss)	$8.5	$14.6	$(21.3)	$24.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2021	68,610	$0.1	$1,149.6	$(691.3)	$0.7	$459.1
Exercise of options to purchase common stock	95	—	4.3	—	—	4.3
Stock-based compensation expense	—	—	8.2	—	—	8.2
Restricted stock units vested, net of shares withheld for taxes	2	—	(0.2)	—	—	(0.2)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(41.7)	—	—	(41.7)
Issuance of shares for debt extinguishment	215	—	59.7	—	—	59.7
Net income	—	—	—	12.6	—	12.6
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Balance at September 30, 2021	68,922	$0.1	$1,179.9	$(678.7)	$(3.4)	$497.9

Three Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2020	65,604	$0.1	$1,227.6	$(660.8)	$(3.6)	$563.3
Exercise of options to purchase common stock	265	—	10.6	—	—	10.6
Stock-based compensation expense	—	—	6.6	—	—	6.6
Restricted stock units vested, net of shares withheld for taxes	3	—	(0.1)	—	—	(0.1)
Net income	—	—	—	11.6	—	11.6
Other comprehensive income	—	—	—	—	3.0	3.0
Balance at September 30, 2020	65,872	$0.1	$1,244.7	$(649.2)	$(0.6)	$595.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2020	66,017	$0.1	$1,264.3	$(666.3)	$5.5	$603.6
Exercise of options to purchase common stock	259	—	10.5	—	—	10.5
Issuance of shares for employee stock purchase plan	17	—	3.9	—	—	3.9
Stock-based compensation expense	—	—	25.8	—	—	25.8
Restricted stock units vested, net of shares withheld for taxes	172	—	(27.6)	—	—	(27.6)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(779.4)	—	—	(779.4)
Issuance of shares for debt extinguishment	2,457	—	682.4	—	—	682.4
Net loss	—	—	—	(12.4)	—	(12.4)
Other comprehensive loss	—	—	—	—	(8.9)	(8.9)
Balance at September 30, 2021	68,922	$0.1	$1,179.9	$(678.7)	$(3.4)	$497.9

Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2019	62,685	$0.1	$749.0	$(672.0)	$(1.2)	$75.9
Adoption of ASU 2016-13 (1)	—	—	—	(1.1)	—	(1.1)
Issuance of common stock	2,370	—	477.5	—	—	477.5
Exercise of options to purchase common stock	569	—	21.9	—	—	21.9
Issuance of shares for employee stock purchase plan	19	—	2.9	—	—	2.9
Stock-based compensation expense	—	—	20.3	—	—	20.3
Restricted stock units vested, net of shares withheld for taxes	229	—	(26.9)	—	—	(26.9)
Net income	—	—	—	23.9	—	23.9
Other comprehensive income	—	—	—	—	0.6	0.6
Balance at September 30, 2020	65,872	$0.1	$1,244.7	$(649.2)	$(0.6)	$595.0
(1) The Company recorded a cumulative effect adjustment to retained earnings to reflect the adoption of Accounting Standards Update 2016-13, Credit Losses (Topic 326). Refer to Note 2 of Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020.
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2021	2020
		(Restated)
Cash flows from operating activities
Net (loss) income	$(12.4)	$23.9
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	42.5	29.7
Non-cash interest expense	31.9	33.6
Stock-based compensation expense	25.8	20.3
Loss on extinguishment of debt	41.6	—
Provision for credit losses	2.8	3.1
Other	0.2	0.3
Changes in operating assets and liabilities:
Accounts receivable	(35.5)	(19.9)
Inventories	(108.1)	(22.9)
Prepaid expenses and other assets	(32.7)	(12.7)
Accounts payable	6.0	1.8
Accrued expenses and other liabilities	(4.7)	9.8
Net cash (used in) provided by operating activities	(42.6)	67.0
Cash flows from investing activities
Capital expenditures	(80.1)	(78.2)
Acquisition of intangible assets	(5.7)	(0.6)
Purchases of investments	—	(37.9)
Receipts from the maturity or sale of investments	39.5	200.0
Net cash (used in) provided by investing activities	(46.3)	83.3
Cash flows from financing activities
Proceeds from issuance of debt, net	489.5	—
Proceeds from equipment financing, net	43.1	—
Payment of debt issuance costs	(4.0)	—
Repayment of convertible debt	(460.8)	—
Repayment of equipment financings	(9.6)	—
Repayment of mortgage	(1.5)	—
Repayment of debt	(1.3)	—
Proceeds from issuance of common stock, net of issuance costs	—	477.5
Proceeds from exercise of stock options and issuance of common stock under employee stock purchase plan	14.4	24.8
Payment of withholding taxes in connection with vesting of restricted stock units	(27.6)	(26.9)
Net cash provided by financing activities	42.2	475.4
Effect of exchange rate changes on cash	(3.9)	(1.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(50.6)	624.4
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	922.0	213.7
Cash, cash equivalents and restricted cash at end of period (Note 3)	$871.4	$838.1

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$3.2	$14.6
Purchases of intangible assets included in accounts payable and accrued expenses	$7.3	$—
Lease liabilities arising from obtaining right-of-use assets	$0.5	$2.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021, or for any other subsequent interim period.
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

Restatement of Condensed Consolidated Cash Flow Statement
In February 2021, the Company identified an error in the presentation of certain cash flow activity that impacted several line items within the previously issued Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020. While these items affected cash flows from operating and investing activities, they had no impact on the net increase (decrease) in cash and cash equivalents or net income. The Company assessed the materiality of the misstatement in accordance with ASC 250-10, Accounting Changes and Error Corrections, and concluded that this misstatement was not material to the previously issued consolidated financial statements. The Company has restated the accompanying Condensed Consolidated Statement of Cash Flow from amounts previously reported to correct this matter. The following table presents a summary of the impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020.

(in millions)	Previously Reported	Restatement Adjustment	Reclassification (1)	Restated
Prepaid and other assets	$(16.8)	$4.1	$—	$(12.7)
Accounts payable, accrued expenses and other current liabilities	$36.1	$(22.1)	$(14.0)	$—
Other long-term liabilities	$(2.4)	$—	$2.4	$—
Accounts payable	$—	$—	$1.8	$1.8
Accrued expenses and other liabilities	$—	$—	$9.8	$9.8
Net cash provided by operating activities	$85.0	$(18.0)	$—	$67.0

Capital expenditures	$(88.5)	$10.3	$—	$(78.2)
Acquisition of intangible assets	$(8.3)	$7.7	$—	$(0.6)
Net cash provided by investing activities	$65.3	$18.0	$—	$83.3
(1) Certain prior period amounts have been reclassified to conform to the current period cash flow statement presentation.
Cloud Computing Arrangements
As of September 30, 2021 and December 31, 2020, the Company had net capitalized implementation costs of $55.5 million and $24.2 million, respectively. Amortization expense recorded for the three months ended September 30, 2021 and 2020 was $0.8 million and $0.2 million, respectively, and $2.1 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $2.8 million and $3.2 million for the three months ended September 30, 2021 and 2020, respectively, and were $7.5 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively.

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
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were $13.6 million and $10.0 million for the three months ended September 30, 2021 and 2020, respectively, and were $35.0 million and $15.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Recently Adopted Accounting Standards
Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in the current guidance regarding the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
U.S. Omnipod	$167.2	$132.3	$461.0	$377.7
International Omnipod	93.1	79.8	274.6	226.1
Total Omnipod	260.3	212.1	735.6	603.8
Drug Delivery	15.3	21.9	55.5	54.5
Total revenue	$275.6	$234.0	$791.1	$658.3
During the three and nine months ended September 30, 2021, the Company had one customer that represented 14% and two customers that in aggregate represented 25% of total revenue, respectively. During the three and nine months ended September 30, 2020, the Company had one customer that represented 11% and two customers that in aggregate that represented 21% of total revenue.
At September 30, 2021, the Company had two customers that in aggregate accounted for 27% of consolidated net accounts receivable, compared with one customer that accounted for 15% of consolidated net accounts receivable at December 31, 2020.

Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2021	December 31, 2020
Accrued expenses and other current liabilities	$3.5	$5.4
Other liabilities	1.5	1.0
Total deferred revenue	$5.0	$6.4
During the nine months ended September 30, 2021 and 2020, the Company recognized $4.0 million and $1.7 million of revenue, respectively, that was included in deferred revenue at the beginning of each period. During both the three months ended September 30, 2021 and 2020, the amount of revenue the Company recognized that was included in deferred revenue at the beginning of each period was insignificant.
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	September 30, 2021	December 31, 2020
Prepaid expenses and other current assets	$12.6	$11.0
Other assets	24.3	21.9
Total capitalized contract acquisition costs, net	$36.9	$32.9
The Company recognized $3.2 million and $2.7 million of amortization of capitalized contract acquisition costs during the three months ended September 30, 2021 and 2020, respectively. The Company recognized $9.1 million and $7.8 million of amortization of capitalized contract acquisition costs during the nine months ended September 30, 2021 and 2020, respectively.
The Company had unbilled receivables of $16.1 million and $11.6 million at September 30, 2021 and December 31, 2020, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	September 30, 2021	December 31, 2020
Cash	$223.6	$164.6
Money market mutual funds	630.1	739.8
Restricted cash	2.9	2.8
Total cash and cash equivalents	856.6	907.2
Restricted cash included in other assets	14.8	14.8
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$871.4	$922.0
The restricted cash included in other assets on the consolidated balance sheet is held as a compensating balance against long-term borrowings.
All cash and cash equivalents are Level 1 in the fair value hierarchy.

Note 4. Investments
The Company’s investments in debt securities had maturity dates that range from one month to three months at September 30, 2021. Realized gains or losses for both the three and nine months ended September 30, 2021 and 2020 were insignificant. The following table provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments:

(in millions)	Amortized Cost	Gross Unrealized Gains	Fair Value	Level 1	Level 2 (1)
September 30, 2021
Certificates of deposit	0.5	—	0.5	—	0.5
Total short-term investments	$0.5	$—	$0.5	$—	$0.5

December 31, 2020
U.S. government and agency bonds	$35.1	$0.2	$35.3	$35.3	$—
Corporate bonds	2.8	0.1	2.9	—	2.9
Certificates of deposit	2.2	—	2.2	—	2.2
Total short-term investments	$40.1	$0.3	$40.4	$35.3	$5.1
(1) Fair value was determined using market prices obtained from third-party pricing sources.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	September 30, 2021	December 31, 2020
Raw materials	$59.5	$30.7
Work-in-process	98.7	59.6
Finished goods	100.8	64.0
Total inventories	$259.0	$154.3
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $39.8 million at both September 30, 2021 and December 31, 2020.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	September 30, 2021			December 31, 2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.3	$(22.1)	$21.2	$43.3	$(18.3)	$25.0
Internal-use software	24.5	(9.8)	14.7	11.4	(8.6)	2.8
Intellectual property	1.6	(0.3)	1.3	1.1	(0.2)	0.9
Total intangible assets	$69.4	$(32.2)	$37.2	$55.8	$(27.1)	$28.7
Amortization expense for intangible assets was $1.6 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Amortization expense for intangible assets was $5.1 million and $2.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2021	December 31, 2020
Employee compensation and related costs	$52.4	$53.1
Accrued rebates	25.1	13.1
Professional and consulting services	18.5	19.1
Supplier purchases	3.6	7.1
Value added taxes payable	3.6	5.0
Income taxes payable	0.8	5.0
Accrued interest	0.8	1.8
Other	36.9	33.9
Accrued expenses and other current liabilities	$141.7	$138.1
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Product warranty liability at beginning of period	$6.5	$8.1	$6.7	$8.5
Warranty expense	3.0	3.1	7.9	8.3
Warranty claims settled	(2.8)	(4.2)	(7.9)	(9.8)
Product warranty liability at the end of period	$6.7	$7.0	$6.7	$7.0
Note 8. Debt
The components of debt consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
1.375% Convertible Senior Notes due November 2024	$12.1	$402.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Term loan due May 2028	498.8	—
Equipment financing due May 2024	17.6	22.2
Equipment financing due November 2025	31.4	36.4
Equipment financing due July 2028	43.1	—
5.15% Mortgage due November 2025	68.2	69.7
Unamortized debt discount	(169.2)	(252.5)
Debt issuance costs	(16.1)	(19.0)
Total debt	1,285.9	1,059.3
Less: current portion	28.9	15.6
Total long-term debt	$1,257.0	$1,043.7
1.375% Convertible Senior Notes
In June 2021, the Company repurchased $370.4 million in principal ($305.7 million net of discount and issuance costs) of its 1.375% Convertible Senior Notes due November 2024 (“1.375% Notes”) for $460.8 million in cash and the issuance of 2.2 million shares with a fair value of $622.7 million. The debt repurchase resulted in a $40.1 million loss on extinguishment, including cash paid to the note holders as an inducement to convert and transaction costs.

During the three months ended September 30, 2021, $20.0 million in principal of the 1.375% Notes were converted into approximately 215,000 shares with a fair value of $59.7 million. The conversion resulted in a $1.5 million loss on extinguishment of debt.
4.25% Equipment Financing
In July 2021, the Company entered into a $43.1 million equipment financing transaction secured by machinery and equipment associated with one of its highly automated manufacturing lines located in Acton, Massachusetts. The equipment financing has a term of seven years and an effective interest rate of approximately 4.27%.
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
Under the same agreement, the Company obtained a $60 million three year senior secured revolving credit facility (the “Revolving Credit Facility”), which bears interest at a rate of LIBOR plus an applicable margin of 2.75% to 3.25% based on the Company’s net leverage ratio. The Revolving Credit Facility contains a covenant to maintain a certain leverage ratio when there are amounts outstanding. No amount was outstanding under the Revolving Credit Facility at September 30, 2021.
Borrowings under the Credit Agreement are guaranteed by the Company’s wholly owned domestic subsidiaries, and are secured by substantially all assets of the Company and of each subsidiary guarantor, subject to certain exceptions. Additionally, borrowings under the Credit Agreement are senior to all of the Company’s unsecured indebtedness, including the convertible notes.
Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	September 30, 2021		December 31, 2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
1.375% Convertible Senior Notes due November 2024 (1)	$10.2	$36.9	$323.9	$1,104.2
0.375% Convertible Senior Notes due September 2026 (1)	631.2	1,002.9	609.2	902.0
Term loan due May 2028 (2)	486.0	500.0	—	—
Total	$1,127.4	$1,539.8	$933.1	$2,006.2
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
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. At September 30, 2021, the fair value of the interest rate swaps was a liability of $0.3 million.
Note 10. Commitments and Contingencies
Legal Proceedings
Between May 5, 2015 and June 16, 2015, three class action lawsuits were filed by shareholders in the U.S. District Court, for the District of Massachusetts, against the Company and certain then current and former executives of the Company. Two suits subsequently were voluntarily dismissed. Arkansas Teacher Retirement System v. Insulet, et al., 1:15-cv-12345, alleged that the Company (and certain then current and former executives) committed violations of Sections 10(b) and 20(a) and Rule 10b-5 of the

Securities Exchange Act of 1934 by making allegedly false and misleading statements about the Company’s business, operations and prospects. On February 8, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment was made into an escrow account for the plaintiffs and the class they purport to represent. On August 6, 2018, the Court issued an order approving the settlement. On June 25, 2021, the Court issued an order on the plaintiffs’ motion for fees and expenses, a final judgment approving the settlement, and an order of dismissal with prejudice. The Company had previously accrued fees and expenses in connection with this matter for the amount of the final settlement liability that was not covered by insurance, the amount of which was not material to the Company’s consolidated financial statements.
In addition, on April 26, 2017, a derivative action (Walker v. DeSisto, et al., 1:17-cv-10738) was filed, and on October 13, 2017, a second derivative action (Carnazza v. DeSisto, et al., 1:17-cv-11977) was filed, both on behalf of the Company, each by a shareholder in the U.S. District Court for the District of Massachusetts against the Company (as a nominal defendant) and certain individual then current and former officers and directors of the Company. The allegations in the actions are substantially similar to those alleged in the securities class action. The actions seek, among other things, damages, disgorgement of certain types of compensation or profits, and attorneys’ fees and costs. On July 11, 2018, the parties executed a binding stipulation of settlement, under which all claims were released, and a payment of attorneys’ fees and reimbursement of expenses will be paid to plaintiffs’ counsel, subject to the Court’s approval. On July 13, 2018, the plaintiffs filed a motion for preliminary approval of the settlement. On June 28, 2021, the Court issued an order preliminarily approving the proposed settlement. On September 9, 2021, the Court held a hearing to decide whether the proposed settlement should be finally approved, and issued an order and final judgment the same day approving the settlement and the payment of attorneys’ fees and reimbursement of expenses to plaintiffs’ counsel, and dismissing the case with prejudice. Such fees and expenses paid to plaintiffs' counsel were covered by the Company’s insurance.
In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, including OmniPods, Personal Diabetes Managers, and other components of the system, and kits in the United States infringed Roche’s now-expired U.S. Patent 7,931,613. Roche is seeking unspecified monetary damages and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of the Company’s products. The Company believes that it has meritorious defenses to Roche’s claims and intends to vigorously defend against them. The court has set a trial date of July 25, 2022. By Order of the Court, on October 29, 2021, representatives of Roche and the Company participated in a mediation conference, the results of which were unsuccessful. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses, which could be material.
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

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$1.3	$—	$(0.6)	$0.7	$5.2	$0.3	$—	$5.5
Other comprehensive loss before reclassifications	(4.4)	—	(0.3)	(4.7)	(8.3)	(0.3)	(1.2)	(9.8)
Amounts reclassified to net income (loss)	$—	$—	$0.6	$0.6	$—	$—	$0.9	$0.9
Balance at the end of period	$(3.1)	$—	$(0.3)	$(3.4)	$(3.1)	$—	$(0.3)	$(3.4)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(4.4)	$0.8	$(3.6)	$(1.6)	$0.4	$(1.2)
Other comprehensive income (loss)	3.3	(0.3)	3.0	0.5	0.1	0.6
Balance at the end of period	$(1.1)	$0.5	$(0.6)	$(1.1)	$0.5	$(0.6)
Note 12. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cash interest, net of interest rate swaps	$8.4	$2.1	$18.9	$6.4
Accretion of debt discount	7.5	10.6	29.2	31.5
Amortization of debt issuance costs	0.9	0.7	2.7	2.1
Capitalized interest	(0.4)	(1.5)	(4.2)	(4.7)
Interest expense, net of portion capitalized	16.4	11.9	46.6	35.3
Interest income	(0.1)	(0.5)	(0.5)	(2.7)
Interest expense, net	$16.3	$11.4	$46.1	$32.6
Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Cost of revenue	$0.1	$0.1	$0.3	$0.3
Research and development expenses	1.9	2.3	5.8	7.3
Selling, general and administrative expenses	6.2	4.2	19.7	12.7
Total	$8.2	$6.6	$25.8	$20.3

Note 14. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 16.9% and 4.4%, compared with 13.3% and 15.3% for the three and nine months ended September 30, 2020, respectively. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at September 30, 2021, and a full valuation allowance against its net deferred tax assets in the United States at December 31, 2020. The Company had no uncertain tax positions at both September 30, 2021 and December 31, 2020.
Note 15. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents from outstanding stock options and restricted stock units (using the treasury-stock method), and potential common shares from the Company’s convertible notes (using the if-converted method). The weighted-average number of common shares used in the computation of basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Weighted average number of common shares outstanding, basic	68,869	65,718	67,236	64,329
Stock options	650	979	—	1,082
Restricted stock units	100	131	—	187
Weighted average number of common shares outstanding, diluted	69,619	66,828	67,236	65,598
The number of common share equivalents excluded from the computation of diluted net income (loss) per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
1.375% Convertible Senior Notes due November 2024	147	4,319	2,690	4,319
0.375% Convertible Senior Notes due September 2026	3,528	3,528	3,528	3,528
Restricted stock units	177	273	327	273
Stock options	60	66	776	57
Total	3,912	8,186	7,321	8,177
Note 16. Related Party Transactions
In February 2021, the Company entered into a distribution agreement, the terms of which are consistent with those prevailing at arm's-length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor. During the three and nine months ended September 30, 2021, the Company recorded $13.8 million and $19.3 million, respectively, of net revenues from the distributor. At September 30, 2021, the Company had $14.1 million of net accounts receivable due from the distributor and an aggregate $0.9 million of distribution fees due to the distributor and deferred revenue, included in accrued expenses and other current liabilities on its condensed consolidated balance sheet.

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
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we expect our efforts in 2021 to focus primarily on our planned launch of the Omnipod® 5 Automated Insulin Delivery System (“Omnipod 5”), which is currently under review with the U.S. Food and Drug Administration (“FDA”). As previously reported in our Form 10-Q for the quarter ended June 30, 2021, we expect to receive FDA clearance and launch our limited commercial release late in the fourth quarter. This shift in timing from our original expectation is not expected to have a material impact on 2021 revenue.
In addition, we continue our efforts to expand the Omnipod 5 indication to preschoolers ages two to six, however the timing of our FDA submission is contingent upon the timing of Omnipod 5 clearance. We are planning for this expanded indication in 2022. In addition, we completed enrollment in our type 2 feasibility study and plan to conduct additional studies with the goal to further expand Omnipod 5’s indication to type 2 users.
In order to support our continued growth and the planned launch of Omnipod 5, we continue to focus on adding capacity to our U.S. manufacturing plant. During the second quarter of 2021, we began producing salable product on our third highly automated manufacturing line.
In 2021, we launched Omnipod DASH® Insulin Management System (“Omnipod DASH”), our next generation digital mobile Omnipod platform, in Canada. We are also continuing to expand internationally in a targeted and strategic manner. During the first quarter of 2021, we increased our global footprint by expanding into Turkey and during the third quarter of 2021, we expanded into Australia. Further, we are working on our strategy to enter additional markets in new regions.
Finally, we plan to continue our product development efforts and expand awareness of and access to our products. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

Results of Operations
Revenue

	Three Months Ended September 30,
(dollars in millions)	2021	2020	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$167.2	$132.3	26.4%	—%	26.4%
International Omnipod	93.1	79.8	16.7%	2.6%	14.1%
Total Omnipod	260.3	212.1	22.7%	1.0%	21.7%
Drug Delivery	15.3	21.9	(30.1)%	—%	(30.1)%
Total revenue	$275.6	$234.0	17.8%	0.9%	16.9%

	Nine Months Ended September 30,
(dollars in millions)	2021	2020	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$461.0	$377.7	22.1%	—%	22.1%
International Omnipod	274.6	226.1	21.5%	7.9%	13.6%
Total Omnipod	735.6	603.8	21.8%	2.9%	18.9%
Drug Delivery	55.5	54.5	1.8%	—%	1.8%
Total revenue	$791.1	$658.3	20.2%	2.7%	17.5%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended September 30, 2021 increased $41.6 million, or 17.8%, to $275.6 million, compared with $234.0 million for the three months ended September 30, 2020. Constant currency revenue growth of 16.9% was primarily driven by higher volume.
Total revenue for the nine months ended September 30, 2021 increased $132.8 million, or 20.2%, to $791.1 million, compared with $658.3 million for the nine months ended September 30, 2020. Constant currency revenue growth of 17.5% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended September 30, 2021 increased $34.9 million, or 26.4%, to $167.2 million, compared with $132.3 million for the three months ended September 30, 2020. This increase was primarily due to higher volumes driven by growing our customer base, a benefit from the normalization of inventory levels at distributors in the prior year, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. U.S. Omnipod revenue for the three months ended September 30, 2021 includes $13.8 million of related party revenue. Additional information regarding our related party transactions is provided in Note 16 to the consolidated financial statements.
U.S. Omnipod revenue for the nine months ended September 30, 2021 increased $83.3 million, or 22.1%, to $461.0 million, compared with $377.7 million for the nine months ended September 30, 2020. This increase was primarily due to higher volumes driven by growing our customer base, and to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge. U.S. Omnipod revenue for the nine months ended September 30, 2021 includes $19.3 million of related party revenue.
For full year 2021, we expect strong U.S. Omnipod revenue growth driven by volume growth of Omnipod DASH, primarily in the pharmacy channel, benefits of our efforts to drive expanded access and awareness, and further growth in our Omnipod customer base. This growth is expected to be partially offset by the lagging impact of COVID-19 on new customer starts and competition from automated insulin delivery systems.
International Omnipod
International Omnipod revenue for the three months ended September 30, 2021 increased $13.3 million, or 16.7%, to $93.1 million, compared with $79.8 million for the three months ended September 30, 2020. Excluding the 2.6% favorable impact of currency exchange, the remaining 14.1% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod, partially offset by the normalization of inventory levels at distributors, which were elevated in the prior year due to the launch of Omnipod DASH.
International Omnipod revenue for the nine months ended September 30, 2021 increased $48.5 million, or 21.5%, to $274.6 million, compared with $226.1 million for the nine months ended September 30, 2020. Excluding the 7.9% favorable impact of currency exchange, the remaining 13.6% increase in revenue was primarily driven by higher volumes as we continue to expand awareness and access to the Omnipod, partially offset by the normalization of inventory levels at distributors, which were elevated in the prior year due to COVID-19 and the launch of Omnipod DASH.
For full year 2021, we expect higher International Omnipod revenue due to continued volume growth and market penetration aided by the ongoing adoption of Omnipod DASH throughout our international markets. We expect this revenue growth to be partially offset by the lagging impact of COVID-19 across several key international markets and competition from automated insulin delivery systems.
Drug Delivery
Drug Delivery revenue for the three months ended September 30, 2021 decreased $6.6 million, or 30.1%, to $15.3 million, compared with $21.9 million for the three months ended September 30, 2020. Drug Delivery sales volume was elevated in the prior year due to increased demand for Amgen’s Neulasta® Onpro® kit stemming from COVID-19.
Drug Delivery revenue for the nine months ended September 30, 2021 of $55.5 million was relatively level compared with the nine months ended September 30, 2020. For full year 2021, we expect drug delivery revenue to grow based on forecasted demand.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$86.9	31.5%	$82.2	35.1%	$252.2	31.9%	$237.1	36.0%
Research and development expenses	$37.5	13.6%	$38.8	16.6%	$118.3	15.0%	$108.5	16.5%
Selling, general and administrative expenses	$117.5	42.6%	$89.2	38.1%	$344.3	43.5%	$253.9	38.6%
Cost of Revenue
Cost of revenue for the three months ended September 30, 2021 increased $4.7 million, or 5.7%, to $86.9 million, compared with $82.2 million for the three months ended September 30, 2020. Gross margin was 68.5% for the three months ended September 30, 2021, compared with 64.9% for the three months ended September 30, 2020. The 360 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies and higher average selling price due to growth in the pharmacy channel, partially offset by the decrease in Drug Delivery revenue and the expected higher production costs as we continue to scale U.S. manufacturing.
Cost of revenue for the nine months ended September 30, 2021 increased $15.1 million, or 6.4%, to $252.2 million, compared with $237.1 million for the nine months ended September 30, 2020. Gross margin was 68.1% for the nine months ended September 30, 2021, compared with 64.0% for the nine months ended September 30, 2020. The 410 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies, higher average selling price due to growth in the pharmacy channel, 90 basis points of favorable foreign currency exchange and a decrease in COVID-19 related costs, as the prior year period included two months of higher depreciation expense for under-utilized plant capacity, recruiting and screening expenses, expedited shipping costs and manufacturing incentives associated with our contract manufacturer in China. These increases were partially offset by expected higher production costs as we continue to scale U.S. manufacturing. For full year 2021, we expect gross margin to be in the range of 68% to 69%, which reflects the benefits of continued manufacturing improvements and revenue growth through the U.S. pharmacy channel.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2021 decreased $1.3 million, or 3.4%, to $37.5 million, compared with $38.8 million for the three months ended September 30, 2020. This decrease was primarily due to a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy, partially offset by year-over-year headcount additions to support our continued investment in development of Omnipod products.
Research and development expenses for the nine months ended September 30, 2021 increased $9.8 million, or 9.0%, to $118.3 million, compared with $108.5 million for the nine months ended September 30, 2020. This increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products. We expect research and development spend for the full year 2021 to increase compared with 2020 as we continue to invest in advancing our innovation and clinical pipeline.

Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended September 30, 2021 increased $28.3 million, or 31.7%, to $117.5 million, compared with $89.2 million for the three months ended September 30, 2020. This increase was primarily attributable to year-over-year headcount additions, mainly to support international expansion, information technology, sales, and customer service personnel, an increase in direct to consumer advertising spend, as well as a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy.
Selling general and administrative expenses for the nine months ended September 30, 2021 increased $90.4 million, or 35.6%, to $344.3 million, compared with $253.9 million for the nine months ended September 30, 2020. This increase was primarily attributable to year-over-year headcount additions to support our growth, an increase in direct to consumer advertising spend, a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy, as well as costs related to international expansion. We expect selling, general and administrative expenses to increase in 2021 compared with 2020 due to expansion of our sales force, direct-to-consumer advertising, investments to expand market acceptance and access for our products, and investments in our operating structure to facilitate operational efficiencies and continued growth.
Non-Operating Items
Interest Expense, Net
Net interest expense increased $4.9 million to $16.3 million for the three months ended September 30, 2021, compared with $11.4 million for the three months ended September 30, 2020. This increase was primarily driven by $6.3 million of cash interest expense associated with the $500 million senior secured term loan B (the “Term Loan”) entered into in May 2021, partially offset by a $3.1 million decrease in the accretion of debt discount primarily due to the repurchase and conversion of a portion of our 1.375% Convertible Senior Notes due November 2024 (“1.375% Notes”).
Net interest expense increased $13.5 million to $46.1 million for the nine months ended September 30, 2021, compared with $32.6 million for the nine months ended September 30, 2020. This increase was primarily driven by $12.5 million of cash interest expense associated with the Term Loan entered into in May 2021.
Loss on Extinguishment of Debt
During the three months ended September 30, 2021, we incurred a $1.5 million loss on extinguishment of debt related to the conversion of a portion of our 1.375% Notes. During the nine months ended September 30, 2021, we incurred a $41.6 million loss on extinguishment of debt related to the repurchase and conversion of a portion of our 1.375% Notes. Refer to Note 8 to the consolidated financial statements for additional information.
Other Income (Expense), Net
During the three months ended September 30, 2021, we had other expense of $0.7 million, compared with other income of $1.0 million for the three months ended September 30, 2020. The $1.7 million decrease in other income was primarily driven by unrealized and realized foreign currency losses due to the change in exchange rates.
During the nine months ended September 30, 2021, we had other expense of $1.5 million, compared with other income of $2.0 million for the nine months ended September 30, 2020. The $3.5 million decrease in other income was primarily driven by unrealized foreign currency losses due to the change in exchange rates.
Income Tax Expense, Net
Income tax expense was $2.6 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, resulting in effective tax rates of 16.9% and 13.3%. The increase in the effective tax rate was primarily driven by the jurisdictional distribution of profits and losses.
Income tax benefit was $0.5 million for the nine months ended September 30, 2021, compared with an income tax expense of $4.3 million for the nine months ended September 30, 2020, resulting in effective tax rates of 4.4% and 15.3% for the nine months ended September 30, 2021 and 2020, respectively. The decrease in the effective tax rate was primarily driven by the jurisdictional distribution of profits and losses.
In the United States, we have net operating loss carryforwards that reduce taxable profits and a full valuation allowance against net deferred tax assets. Additionally, we have not recorded tax benefits for current year losses in the United Kingdom due to valuation allowance requirements following a transfer of intellectual property that occurred during the first quarter of 2021.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$12.6	$11.6	$(12.4)	$23.9
Interest expense, net	16.3	11.4	46.1	32.6
Income tax expense (benefit)	2.6	1.8	(0.5)	4.3
Depreciation and amortization	14.5	10.9	42.5	29.7
Stock-based compensation expense	8.2	6.6	25.8	20.3
Loss on extinguishment of debt	1.5	—	41.6	—
Adjusted EBITDA	$55.7	$42.3	$143.1	$110.8
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
Liquidity and Capital Resources
As of September 30, 2021, we had $856.6 million in cash and cash equivalents. Additionally, we have a $60 million three year senior secured revolving credit facility (“Revolving Credit Facility”), which expires in 2024. At September 30, 2021, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of September 30, 2021, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
November 2017	1.375%	$12.1	November 2024	10.7315	$93.18
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
Total		$812.1
(1) Per $1,000 face value of notes.
In October 2021, we issued a notice of redemption for all of our outstanding 1.375% Notes. On November 15, 2021, we will redeem any 1.375% Notes that have not been converted, redeemed or repurchased prior to that date at a redemption price in cash equal to

100% of the principal amount of the 1.375% Notes to be redeemed. We intend to satisfy our conversion obligation of each $1,000 principal amount by delivering shares of our common stock, and cash in lieu of any fractional shares.
During the nine months ended September 30, 2021, we obtained a $500 million seven year Term Loan for net proceeds of $489.5 million, which we used to fund the cash portion of the repurchase of the 1.375% Notes due November 2024. Additional information regarding our debt is provided in Note 8 to the consolidated financial statements.
Revision to Nine Months Ended September 30, 2020 Condensed Consolidated Cash Flow Statement
In February 2021, we identified an error in the presentation of certain cash flow activity that impacted several line items within our previously issued Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020. While these items affected cash flows from operating and investing activities, they had no impact on the net increase (decrease) in cash and cash equivalents or net income. We assessed the materiality of the misstatement in accordance with ASC 250-10, Accounting Changes and Error Corrections, and concluded that this misstatement was not material to our previously issued consolidated financial statements. We have restated the accompanying Condensed Consolidated Statement of Cash Flow from amounts previously reported to correct this matter. The following table presents a summary of the impact of the restatement on our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2020.

(in millions)	Previously Reported	Restatement Adjustment	Reclassification (1)	Restated
Prepaid and other assets	$(16.8)	$4.1	$—	$(12.7)
Accounts payable, accrued expenses and other current liabilities	$36.1	$(22.1)	$(14.0)	$—
Other long-term liabilities	$(2.4)	$—	$2.4	$—
Accounts payable	$—	$—	$1.8	$1.8
Accrued expenses and other liabilities	$—	$—	$9.8	$9.8
Net cash provided by operating activities	$85.0	$(18.0)	$—	$67.0

Capital expenditures	$(88.5)	$10.3	$—	$(78.2)
Acquisition of intangible assets	$(8.3)	$7.7	$—	$(0.6)
Net cash provided by investing activities	$65.3	$18.0	$—	$83.3
(1) Certain prior period amounts have been reclassified to conform to the current period cash flow statement presentation.
Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2021	2020
		(Restated)
Cash (used in) provided by:
Operating activities	$(42.6)	$67.0
Investing activities	(46.3)	83.3
Financing activities	42.2	475.4
Effect of exchange rate changes on cash	(3.9)	(1.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(50.6)	$624.4
Operating Activities
Net cash used in operating activities of $42.6 million for the nine months ended September 30, 2021 was primarily attributable to net loss, as adjusted for depreciation and amortization, loss on extinguishment of debt, non-cash interest, and stock-based compensation expense, partially offset by a $175.0 million working capital cash outflow. The working capital outflow was driven by a $108.1 million increase in inventories, a $32.7 million increase in prepaid expenses and other assets and a $35.5 million increase in accounts receivable. The increase in inventories was driven by a planned inventory build to satisfy demand and the addition of our third highly automated manufacturing line. The increase in prepaid expenses and other assets was primarily driven by an increase in cloud computing implementation costs. Finally, the increase in accounts receivable was primarily due to an increase in International Omnipod revenue and sales in the U.S. pharmacy channel, both of which generally have longer payment terms.

Investing Activities
Net cash used in investing activities was $46.3 million for the nine months ended September 30, 2021, compared with net cash provided by investing activities of $83.3 million for the nine months ended September 30, 2020.
Capital Spending—Capital expenditures were $80.1 million and $78.2 million for the nine months ended September 30, 2021 and 2020, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2021 to decrease compared with 2020. We continue to further invest in our global manufacturing operations to support our growth, as well as investments in our strategic initiatives, although the timing of certain projects has shifted. We expect to fund our capital expenditures using existing cash.
Purchases and Sales of Investments—Proceeds from maturities of marketable securities were $39.5 million for the nine months ended September 30, 2021, compared with net proceeds from maturities of $162.1 million for the nine months ended September 30, 2020. The $122.6 million decrease was driven by the prior year shift of a portion of our investment portfolio to investments classified as cash equivalents.
Financing Activities
Net cash provided by financing activities was $42.2 million for the nine months ended September 30, 2021, compared with $475.4 million for nine months ended September 30, 2020.
Debt Issuance and Repayments—During the nine months ended September 30, 2021, we received net proceeds of $489.5 million from the issuance of the Term Loan and used $460.8 million of the proceeds to partially fund the repurchase of a portion of our 1.375% Notes. In addition, we received net proceeds of $43.1 million from an equipment financing transaction and made $9.6 million in aggregate principal payments on all of our equipment financings.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises and issuance of employee stock purchase plan shares was $14.4 million and $24.8 million for the nine months ended September 30, 2021 and 2020, respectively. The $10.4 million decrease was primarily driven by fewer option exercises by our former chief executive officer. Payments for taxes related to net restricted and performance stock unit settlements were $27.6 million and $26.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 10 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had various outstanding letters of credit and bank guarantees totaling $1.4 million, none of which is individually significant. We have restricted cash that serves as collateral for these outstanding letters of credit and bank guarantees that are included in cash and cash equivalents on our consolidated balance sheet.
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
Accounting Standards Issued and Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for us beginning in the first quarter of 2022. Based on the carrying value of our convertible debt as of September 30, 2021 and subsequent conversion of 1.375% Notes expected in the fourth quarter, the adoption of this guidance on January 1, 2022 is expected to result in an approximate $210 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, $150 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and $60 million decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option. We expect to write-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. Adoption of this standard will have no impact on our diluted earnings per share as we calculate earnings per share using the if-converted method.
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
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan, both of which are variable-rate debt. At September 30, 2021, no amounts were outstanding under our Revolving Credit Facility. In May 2021, we entered into two interest rate swap agreements to effectively convert $480 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates relative to interest rates as of September 30, 2021 would decrease or increase our annual earnings, respectively, by approximately $0.2 million.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2021 and December 31, 2020

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020

(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 30, 2021 and 2020

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	November 4, 2021	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2021	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)