Form 10-K
period 2021-12-31
INSULET CORP
filed 2022-02-24
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2021 was approximately $18.8 billion.
The number of shares of common stock outstanding as of February 17, 2022 was 69,217,620.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
Insulet Corporation (“we” or the “Company”) is primarily engaged in the development, manufacture and sale of its proprietary Omnipod® System, a continuous insulin delivery system for people with insulin-dependent diabetes, which we have been selling since 2005. The Omnipod System includes: the Omnipod Insulin Management System (“Omnipod”), the Omnipod DASH® Insulin Management System (“Omnipod DASH”), our digital mobile Omnipod platform and the Omnipod® 5 Automated Insulin Delivery System (“Omnipod 5”). In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. Most of our drug delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Market Opportunity: Management of Diabetes
Diabetes is a chronic, life-threatening disease for which there is no known cure. It is caused by the body’s inability to produce or effectively utilize the hormone insulin, which prevents the body from adequately regulating blood glucose levels. Glucose, the primary source of energy for cells, must be maintained at certain concentrations in the blood in order to permit optimal cell function and health. In people with diabetes, blood glucose levels fluctuate between very high levels, a condition known as hyperglycemia, and very low levels, a condition called hypoglycemia. Hyperglycemia can lead to serious short-term complications, such as confusion, vomiting, dehydration, and loss of consciousness and long-term complications, such as blindness, kidney disease, nervous system disease, occlusive vascular diseases, stroke, cardiovascular disease, or death. Hypoglycemia can lead to confusion, loss of consciousness, or death.
Diabetes is typically classified as either type 1 or type 2:
•Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is frequently diagnosed during childhood or adolescence. Individuals with type 1 diabetes require daily insulin therapy to survive. We estimate that approximately four to four and a half million people have type 1 diabetes in the countries we currently serve.
•Type 2 diabetes, the more common form, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population, due primarily to increasing obesity. Initially, many people with type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise, and/or oral medications. As their diabetes advances, some individuals progress to multiple drug therapies, which often include insulin therapy. We estimate that approximately seven to seven and a half million people have insulin-requiring type 2 diabetes in the countries we currently serve.
We estimate that approximately one-third of the type 1 diabetes population in the United States and even less of the international type 1 diabetes population use insulin pump therapy. An even smaller portion of the U.S. and international insulin-requiring type 2 diabetes population use insulin pump therapy. We believe these factors present a significant available market for the Omnipod System globally.
Throughout this Annual Report on Form 10-K, we refer to both type 1 diabetes and insulin-requiring type 2 diabetes as insulin-dependent diabetes.
Diabetes Management Challenges
Diabetes is often frustrating and difficult for people to manage. Blood glucose levels can be affected by the carbohydrate and fat content of meals, exercise, stress, illness, impending illness, hormonal releases, variability in insulin absorption, and changes in the effects of insulin on the body. For people with insulin-dependent diabetes, many corrections, consisting of the administration of additional insulin or ingestion of additional carbohydrates, are needed throughout the day in order to maintain blood glucose levels within normal ranges. Achieving this result can be very difficult with multiple daily injections of insulin. Individuals with diabetes attempting to control their blood glucose levels tightly to prevent the long-term complications associated with fluctuations in blood glucose levels are at greater risk for overcorrection and hypoglycemia. As a result, many people have difficulty managing their diabetes. Additionally, the time spent managing fluctuations in blood glucose levels and the fear associated with hypoglycemia can be incredibly stressful for individuals with diabetes and their families.
Current Insulin Therapy
People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, to provide for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level caused by other physiological reasons. There are two primary types of insulin therapy practiced today: multiple daily injections (“MDI”) therapy using syringes or insulin pens and pump therapy using insulin pumps.
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
Insulin pumps perform continuous subcutaneous insulin infusion and typically use a programmable device and an infusion set to administer insulin into the body. Insulin pump therapy has been shown to provide numerous advantages relative to MDI therapy. For example, insulin pump therapy eliminates individual insulin injections (approximately five per day), delivers insulin more accurately and precisely than injections, often improves HbA1c (a common measure of blood glucose levels) over time, provides greater flexibility with meals, exercise, and daily schedules, and can reduce severe low blood glucose levels. We believe that these advantages, along with technological advancements, including the use of continuous glucose monitoring technology and automated insulin device (“AID”) algorithms, and increased awareness of insulin pump therapy will continue to generate demand for insulin pump devices.
Our Solution: The Omnipod System
The Omnipod System is a continuous insulin delivery system that provides all the benefits of insulin pump therapy in a unique way. We believe the Omnipod System’s innovative proprietary design and differentiated features allow people with insulin-dependent diabetes to live their lives and manage their diabetes, with unprecedented freedom, comfort, convenience, and ease.

The Omnipod System features two discreet and easy-to-use devices that eliminates the need for the external tubing required with conventional pumps:
•a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that the user fills with insulin and wears directly on the body. It can be worn in multiple locations, including the abdomen, hip, back of upper arm, upper thigh, or lower back. The Pod delivers precise, personalized doses of insulin into the body through a small flexible tube (called a cannula); and
•the Personal Diabetes Manager (“PDM”) or Controller, a wireless, handheld device that programs the Pod with the user’s personalized insulin-delivery instructions and, wirelessly monitors the Pod’s operation.
Omnipod DASH was fully launched in the United States in 2019 and in our existing international markets in 2020 and 2021. It features a secure Bluetooth enabled Pod and PDM with a color touch screen user interface supported by smartphone connectivity, nightly automatic data uploads providing users and their clinicians with cloud access to data, and enhancements for pushing software updates wirelessly to users.
In January 2022, we received clearance from the U.S. Food and Drug Administration’s (“FDA”) for the commercial distribution of Omnipod 5, which builds on our Omnipod DASH mobile platform. Omnipod 5 includes an AID algorithm that is located on the Pod. The Pod integrates with a third-party continuous glucose monitor (“CGM”) to obtain glucose values. The embedded algorithm then predicts glucose levels into the future and automatically adjusts insulin dosing intended to reduce the occurrence of blood glucose highs and lows. The Pod is controllable by an Insulet-provided handheld device (Controller) or a user-downloaded Android app, which allows for full compatible smartphone control and currently integrates with a CGM manufactured by Dexcom, Inc. In February, we commenced a limited market release of Omnipod 5 in the U.S.

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
We have designed the Omnipod System to fit within the normal daily routines of users. The Omnipod System communicates wirelessly, provides for virtually pain-free automated cannula insertion, and eliminates the need for MDI therapy or the use of pump and tubing. The Pod can be worn for up to three days at a time and, because it is waterproof up to 25 feet, there is no need to remove it when showering, swimming, or performing other activities. The Omnipod System consists of just two devices as opposed to up to seven for tubed insulin pumps. As a result, the Omnipod System is easy to use, which reduces the training burden on healthcare professionals and users. We believe that the Omnipod System’s overall ease of use, flexibility, and substantially lower training burden make it very attractive to people with insulin-dependent diabetes and allows healthcare professionals to prescribe pump therapy to a broader group of people with diabetes.
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
Paramount to our ability to deliver full compatible smartphone control is our commitment to cybersecurity and information security. Omnipod DASH is the first FDA-cleared insulin pump certified under the Diabetes Technology Society’s “Standard for Wireless Diabetes Device Security” cybersecurity assurance standard and program, known as DTSec. This certification is a cybersecurity standard intended to raise confidence in the security of network connected medical devices through independent expert evaluation. In addition, Insulet’s information security management system is International Organization for Standardization (“ISO”) 27001 certified, which is the international standard for best practice in an information security management system globally. With the DTSec and ISO 27001 certifications, Insulet is globally recognized for incorporating the highest standards for cybersecurity and information security and safety, including secure data transfer between the Pod and PDM, as well as secure cloud storage.
Insulet continues to advance the cybersecurity capabilities of our medical devices. Omnipod 5 is globally recognized for incorporating the highest standards for information and cyber security by design, which includes secure data transfer between the Pod and the Controller, as well as secure cloud storage. Omnipod 5 is certified by ISO 27001 and the U.K. Cyber Essentials. In addition, Omnipod 5 utilizes state-of-the-art authentication, encryption, and cybersecurity protection that enables the use of approved personal smartphone devices.
We have partnered with Glooko Inc. (“Glooko”) to connect our Omnipod System user data with Glooko’s comprehensive diabetes data management system (including Glooko and Diasend in selected regions). Glooko provides a cloud-based application for clinicians and users accessible through a kiosk, home computer, or a mobile application on the user’s smartphone that provides users and their healthcare providers access to insulin delivery trends, blood glucose levels, and other integrated data.
Third-Party Reimbursement
In the United States, our products are sold directly to consumers, as well as wholesalers, private healthcare organizations, healthcare facilities, mail order pharmacies, and independent retailers. These entities, and the Company in some cases, seek reimbursement from health insurance companies and/or government administrative payors. In the United States, consumers generally have commercial insurance, Medicare or Medicaid coverage that pays for the product. The Omnipod System’s unique patented design allow us to provide pump therapy at a relatively low or no up-front investment, which reduces the risk to third-

party payors in the U.S. In certain international locations in which we sell through a distributor or intermediary, our distribution partners and local intermediaries establish appropriate reimbursement contracts with healthcare systems in those countries and provinces.
Markets and Distribution Methods
The Omnipod System is currently available in the following countries:

Australia	Finland	Italy	Sweden
Austria	France	Kuwait	Switzerland
Belgium	Germany	Netherlands	Turkey
Canada	Greece	Norway	United Kingdom
Croatia	Iceland	Qatar	United States
Denmark	Israel
We sell the Omnipod System directly to consumers, through distribution partners and in the U.S. also through the pharmacy channel. For the year ended December 31, 2021, 76% of our Omnipod System sales were through intermediaries. The Omnipod System is also marketed to physicians.
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Years Ended December 31,
	2021	2020	2019
Distributor A	10%	11%	*
Distributor B	12%	10%	11%
* Represents less than 10% of revenue for the period.
Our sales and marketing efforts are focused on customer acquisition and retention to meet the user, clinician, and payor demands for the Omnipod System. We have a comprehensive sales and marketing approach, which communicates the benefits of the Omnipod System to users, physicians and providers. This includes three areas of focus:
•Building consumer awareness about the features and benefits that the Omnipod System provides to simplify diabetes management.
•Strengthening physician support by demonstrating the clinical evidence of how the Omnipod system improves outcomes and quality of life, and providing data and insights to physicians offering diabetes care.
•Providing payors with the clinical and economic justifications for why the Omnipod System offers unique value to the people whom they insure.
Training
We believe that training consumers on how to use the Omnipod System is an important factor to promote successful outcomes and customer retention. We have streamlined and standardized our training by developing improved online resources and increased our field clinician team to directly train new Omnipod System users. With the launch of Omnipod DASH, we created an online training program for Omnipod customers transitioning to Omnipod DASH or Omnipod 5. In addition, due to the challenges COVID-19 has presented, we have also been using virtual training to onboard new Omnipod customers transitioning from MDI. Our virtual capabilities have allowed us to continue to onboard new customers despite COVID-19 in a cost-effective manner. Our distributors and intermediaries have also implemented virtual training programs.
Customer Support
We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, order fulfillment and ongoing support. Our customer support systems are integrated with our sales, reimbursement and billing processes, allowing us to provide customers with seamless and reliable support by telephone and through our website.
Competition
The diabetes medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions. The Omnipod System competes for consumers in the insulin delivery market. Because most new Omnipod System users come from MDI therapy, which currently is the most prevalent method of insulin delivery, we believe that we primarily compete with companies that provide products and supplies for MDI therapy. We also compete with companies in the insulin pump market, which today consists of tubed pump companies, including Medtronic MiniMed, a division of Medtronic public limited company (“Medtronic”), and Tandem Diabetes Care Inc. (“Tandem”). Medtronic historically has held the majority share of the tubed insulin pump market. The competitive landscape in our industry continues to undergo significant change. In addition to the established insulin pump competitors, several companies are working to develop and market new insulin pumps and smart pens. These companies are at various stages of development and the number of such companies often changes as they enter or exit the market. Our non-insulin drug delivery product line competes with drug delivery device companies such as West Pharmaceutical Services, Inc.
Research and Development
Our research and development efforts are primarily focused on making improvements to the Omnipod System, including adding features and functionality that will deliver clinical outcomes, economic value, convenience, and simplicity to users.
Throughout 2021, we worked to receive FDA clearance for Omnipod 5 for individuals aged six years and older with type 1 diabetes, which was obtained in January 2022. In 2021, we also completed our Omnipod 5 clinical study of pediatric users ages two to six years old, and in 2022, we filed for clearance of this expanded indication. We have also filed for CE Mark approval of Omnipod 5.
During 2021, we completed our Omnipod 5 feasibility study for individuals with type 2 diabetes, and we plan to conduct additional studies with the goal of expanding Omnipod 5’s indications. In addition, we have a development agreement to integrate Abbott Diabetes Care, Inc.’s CGM with Omnipod 5 in the future, and are also working on developing an iOS app that could be utilized to control Omnipod 5 Pods.
In addition to our focus on Omnipod 5, we are also working on innovation programs designed to drive:
•simplicity of user interaction with our systems;
•improved outcomes through algorithm advancements;
•insights and value from our growing datasets and analytics; and
•user choice of sensor and smartphone integrations.
Manufacturing and Quality Assurance
We believe a key contributing factor to the overall attractiveness and success of the Omnipod System is the disposable nature of the Pod. In order to manufacture sufficient volumes at high quality and achieve a cost-effective per unit production price for the Omnipod, we have designed the Omnipod System to be manufactured through automation.
In 2019, we began producing product at our highly automated manufacturing facility in Acton, Massachusetts and in 2020 and 2021, we began producing on additional lines in this facility. In addition to increasing supply redundancy and adding capacity closer to our North American customer base to support the growth of our business, we expect that once the Acton facility is operating at full capacity, the highly automated assembly process will be able to produce a globally cost competitive product.
We also produce our devices on manufacturing lines at a facility in Kunshan (Shanghai), China operated by a contract manufacturer. This contract manufacturing agreement expires in December 2022 and is subject to automatic renewal, unless canceled by either party under the terms of the contract. We have recently optimized our operations in China by consolidating our production in that region into this one location. Additionally, we plan to invest in a new manufacturing plant in another international location to further diversify globally and increase efficiency.
We also continue to invest in supply chain efficiencies, including automation improvements at our suppliers and contract manufacturer. In addition, in January 2022, we acquired one of our suppliers to bring key intellectual property and expertise in-house, strengthen our production capabilities and mitigate supply chain risks.
Raw Materials
We use a broad range of raw materials in the assembly and manufacturing of the Omnipod System. We purchase all our raw materials and select components used in the manufacturing of our products from external suppliers. We purchase some supplies from a single or limited number of sources for reasons of proprietary know-how, quality assurance, cost-effectiveness, or constraints resulting from regulatory requirements. We rely on a limited number of suppliers for a certain number of the components and sub-assemblies used in the manufacture of the Omnipod System, including application-specific integrated circuit chips, Bluetooth low-energy chips, and other specialized parts. The design of certain components and sub-assemblies (including, in some instances, the raw materials used to manufacture them) is proprietary and the intellectual property rights may be owned exclusively by one party. In such cases, we are sole sourced with the supplier controlling the intellectual property rights. These sole sourced components are critical to the design and functionality of the Omnipod System. In the case of sole sourced parts, we manage risk through holding inventory in-house and at the supplier to ensure continuity of supply and low risk of disruption. We purchase many of our components and sub-assemblies from manufacturers with whom we are at least dual sourced. We work closely with all suppliers to ensure continuity of supply while maintaining high quality and reliability.
Quality Assurance
We utilize outside vendors for the supply of components, sub-assemblies, and various services used in the manufacture of the Omnipod System. Our outside vendors produce the components to our specifications, and they are audited periodically by our Quality Assurance Department to confirm conformity with the specifications, policies, and procedures for the Omnipod System. Our Quality Assurance Department also inspects and tests the Omnipod System at various steps in the manufacturing cycle to facilitate compliance with our specifications. We have received our ISO and Medical Device Single Audit Program certifications for our Quality Management System from BSI Group, an accredited Notified Body for CE Marking. Processes utilized in the manufacture, test, and release of the Omnipod System have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and other regulatory bodies.
Intellectual Property
To maintain a competitive advantage, we believe we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of copyright, patent, trademark, trade secret, and other intellectual property laws, non-disclosure agreements, and other measures to protect our proprietary rights. We require our employees, consultants, and advisers to execute non-disclosure agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require employees, consultants, and advisers who work on our products to agree to disclose and assign to us all inventions conceived during their work with us that are developed using our property or relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of the Omnipod System or obtain and use information that we regard as proprietary.
Patents
As of December 31, 2021, we had over 240 patents in the United States and in certain other countries, with expiration dates ranging from 2022 through 2041, and had over 240 patent applications pending. The issued patents and pending patent applications cover, among other things:
•the basic architecture of the Omnipod System, including the pump and the PDM/Controller;
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
Trademarks
We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. Our trademarks include INSULETTM, OMNIPOD®, OMNIPOD® 5 Automated Insulin Delivery System, SIMPLIFY LIFETM, Omnipod DASH®, Omnipod DISPLAY®, Omnipod VIEWTM, SmartAdjustTM, Pod Pals®, Podder® and PodderCentral®.
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
Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees. We have obtained 510(k) clearance for the Omnipod, Omnipod DASH, and Omnipod 5 Systems and expect that regulatory approval will be needed for some of our future products. In addition, we may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to our products.
510(k) Clearance. To obtain 510(k) clearance for any of our potential future devices (or for certain modifications to devices that have previously received 510(k) clearance), we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device. The FDA’s 510(k) clearance pathway generally takes three to 12 months from the date the application is completed but can take significantly longer. A 510(k) application must be supported by extensive data, including technical information, labeling, and potentially clinical data to meet any Special Controls and to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a significant change in its intended use, requires a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but if the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA is obtained and assess significant regulatory fines or penalties for failure to submit the requisite 510(k) or PMA application(s).
PMA. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, and devices deemed not substantially equivalent to a previously cleared 510(k) device generally require a PMA before they can be commercially distributed. A PMA application must be supported by extensive data, including technical information, pre-clinical and clinical trials, manufacturing information and labeling, to demonstrate the safety and effectiveness of the device to the FDA’s satisfaction. After a PMA application is complete, the FDA begins an in-depth review of the submitted information, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA may request additional information or clarification of information already provided. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA conducts a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulations (“QSR”), which impose elaborate design development, testing, control, documentation and other quality assurance procedures in the design and manufacturing process. The FDA may approve a PMA application with post-approval conditions intended to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from people in the clinical study that supported approval. Failure to comply with the conditions of approval can result in materially adverse enforcement action, including the loss or withdrawal of the approval. After PMA, a new PMA application or application supplement may be required in the event of modifications to the device, its labeling, intended use or indication, or its manufacturing process. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application, and may not require as extensive clinical data or the convening of an advisory panel.
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
Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and healthcare privacy. A clinical trial may be suspended by the FDA or at a specific site by the relevant IRB at any time for various reasons, including a belief that the risks to the trial participants outweigh the benefits of participation in the clinical trial. Even if a clinical trial is completed, the results of our clinical testing may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise insufficient for us to obtain approval of our product.
Ongoing Regulation.  After a device is placed on the market, numerous regulatory requirements apply, including:
•establishment registration and device listing;
•QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during the development and manufacturing process;
•labeling regulations and prohibitions against the promotion of products for uncleared, unapproved or “off-label” uses, and other requirements related to promotional activities;

•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury, or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
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
We are subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. Since approval of the Omnipod System, we have been subject to FDA inspections of our facilities on multiple occasions.
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
Federal Anti-Kickback and Self-Referral Laws.  The federal healthcare Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration (anything of value) in return for, or to induce:
•the referral of an individual;
•furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid, or other federal healthcare programs; or
•the purchase, lease, or order of, or the arrangement or recommendation of the purchasing, leasing, or ordering of, any item or service reimbursable under Medicare, Medicaid, or other federal healthcare programs.
The federal Anti-Kickback Statute has been interpreted to apply to arrangements between drug and medical device manufacturers and suppliers on one hand and prescribers, patients, purchasers, and formulary managers on the other. Liability under the statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, claims resulting from a violation of the federal Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal civil False Claims Act, which is addressed below. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common business practices from prosecution and administrative sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be perceived as inducing the prescription, purchase, or recommendation of the Omnipod System may be subject to scrutiny under the law. For example, we provide the initial training to users necessary for appropriate use of the Omnipod System either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Certified Pod Trainer course. We compensate outside diabetes educators for their services at contracted rates deemed to be consistent with the market. We have structured our arrangements with diabetes educators and other business practices to comply with statutory exemptions and regulatory safe harbors whenever possible, but our practices may be subject to scrutiny if they fail to strictly comply with the criteria in the exemption or regulatory safe harbor. Moreover, there are no safe harbors for many common practices such as providing reimbursement assistance, coding and billing information, or other customer assistance and product support programs. If any of our practices, arrangements, or programs are found to violate the federal Anti-Kickback Statute, we could be subject to significant criminal, civil, and administrative penalties, including imprisonment, fines, damages, and exclusion from Medicare, Medicaid, or other governmental programs.
Federal law also includes a provision commonly known as the “Stark Law,” which prohibits a physician from referring Medicare or Medicaid patients to an entity for the furnishing of certain “designated health services,” including durable medical equipment, in which the physician has an ownership or investment interest or with which the physician has entered into a compensation arrangement. Violation of the Stark Law could result in denial of payment, disgorgement of reimbursements received for items and services referred by a physician with a noncompliant arrangement, civil damages and penalties, and exclusion from Medicare, Medicaid, or other governmental programs. Although there are statutory and regulatory exceptions protecting certain common business practices, and we have structured our arrangements with physicians and other providers to comply with these exceptions, these arrangements may not expressly meet the requirements for applicable exceptions from the Stark Law.
Federal Civil False Claims Act.  The federal civil False Claims Act imposes penalties against any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act are subject to the imposition of significant per claim penalties, three times the amount of damages that the federal government sustained and possible exclusion from participation in federal healthcare programs like Medicare and Medicaid. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of claims for reimbursement. However, many drug and medical device manufacturers have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; or causing submission of false claims by providing inaccurate coding or billing information to actual or prospective purchasers. Our business practices could be subject to scrutiny and enforcement under the federal False Claims Act. We also may be subject to other federal false claim laws, including federal criminal statutes that prohibit making a false statement to the federal government.
Civil Monetary Penalties Law.  We are subject to the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in significant civil monetary penalties for each wrongful act, assessment of three times the amount claimed for each item or service, and exclusion from the federal healthcare programs.
Federal Healthcare Fraud Statutes. We are also subject to a federal healthcare fraud statutes that, among other things, impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program including non-governmental programs, and prohibit knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statement or representation, or making or using any false writing or document with knowledge that it contains a materially false or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violations of these statutes can result in significant civil, criminal, and administrative penalties, fines, damages, and exclusion from federal healthcare programs.
State Fraud and Abuse Laws and Marketing Restrictions.  Many states have adopted anti-kickback, anti-referral laws, and false claims laws and regulations analogous to the federal civil Anti-Kickback Statute and federal False Claims Act. In some cases, these state laws apply regardless of the payor, including private payors. We believe that we are in compliance with such laws. Moreover, several states have imposed requirements to disclose payments to healthcare providers, restrictions on marketing and other expenditures, and requirements to adopt a code of conduct or compliance program with specific elements. Liability under such laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
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
Privacy Laws. Several states have enacted various privacy laws. For example, the California Consumer Privacy Act (“CCPA”) is a consumer privacy law, which provides certain privacy rights and consumer protection for residents of the state of

California. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to the delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. The California Privacy Rights Act (“CPRA”) amends and expands the CCPA and is to take effect in January 2023 with respect to personal data collected beginning in January 2022. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance. Colorado and Virginia have enacted similar laws, also with effective dates in 2023. In addition, general privacy legislation has been filed in Congress, but the final form of the legislation and when it might be enacted is difficult to predict.
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
Physician Payments Sunshine Act.  The Physician Payments Sunshine Act, implemented as the Open Payments program, requires manufacturers of drugs and devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to direct or indirect payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physician and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives. Failure to disclose reportable payments could subject us to penalties and materially adversely impact our business and financial results. Certain states’ laws require additional reporting of payments and transfers of value to healthcare providers.
Since these laws and regulations continue to evolve, we lack definitive guidance as to the application of certain key aspects of these laws and regulations as they relate to certain of our arrangements and programs, including those with providers with respect to user training. We cannot predict the final form of these federal and state regulations or the effect their application will have on us. As a result, our provider and training arrangements may ultimately be found not to be in compliance with applicable federal law. Moreover, these laws continue to evolve. The Bipartisan Budget Act of 2018 increased the criminal and civil penalties that can be imposed for violating certain federal healthcare laws, including the Anti‑Kickback Statute. Additionally, in late 2020, the United States Department of Health and Human Services’ Office of the Inspector General (“OIG”) finalized a rule that will remove protection from the discount safe harbor to the federal healthcare Anti-Kickback Statute for manufacturers rebates to pharmacy benefit managers (or “PBMs”), Medicare Part D plans and Medicaid managed care organizations (“MCOs”), effective January 2022. The rule also includes a new safe harbor for point-of-sale reductions offered by manufacturers to Part D plans, Medicaid MCOs and their PBMs, and a new safe harbor for certain fees manufacturers pay to PBMs for services to the manufacturers. The rule was finalized consistent with an Executive Order issued by the President in 2020; with the change in Administrations, it is possible that the rule may be revised before it is fully effective. If it takes effect as written, the rule will be one of the most significant amendments to the Anti-Kickback Statute regulatory safe harbors in decades and likely will transform manufacturer interactions with Part D plans, Medicaid MCOs and their PBMs.
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
U.S. Foreign Corrupt Practices Act (“FCPA”). We are also subject to FCPA in the U.S. and to similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, our customer relationships outside of the United States may be with governmental entities and therefore subject to such anti-bribery laws. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents.
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
The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, clinical trials, manufacture, labeling and adverse event reporting for medical devices, including the Medical Device Directive (“MDD”) and the Medical Device Regulation (“MDR”), which replaced MDD in May 2021. Devices that comply with the requirements of the MDD will be entitled to bear the CE conformity marking and, accordingly, can be commercially distributed until May 2024, at which time devices must comply with the MDR. The method of assessing conformity with the applicable directive varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body”. The latter is required in order for a manufacturer to commercially distribute the product throughout the European Union. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis for us to market our products.
We have obtained the right to affix the CE Mark to the Omnipod and Omnipod DASH Systems, which allows us to distribute these products throughout the European Union and in other countries that recognize the CE Mark. In addition, we have Health Canada approval to sell these products in Canada.
A range of anti-bribery and anti-corruption laws, as well as industry specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. These laws include the U.K. Bribery Act and similar antibribery laws in other jurisdictions in which we operate. Such laws generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to foreign officials, or in the case of the U.K. Bribery Act, to any person.
General Data Protection Regulation. The General Data Protection Regulation (“GDPR”) is a comprehensive update to the data protection regime in the European Economic Area that imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties for noncompliance.
Human Capital Resources
Employees
Our people are our most valuable asset and are the source of our innovation and our success. We strive to attract and retain the best talent with competitive compensation and benefits, opportunities for growth and development, and a culture that emphasizes fair and equitable treatment. As of December 31, 2021, we had approximately 2,300 full-time employees, representing a 21% increase over the prior year. Approximately 80% of our employees are located in the United States and the remainder are located in 13 other countries.
To assess and improve employee retention and engagement, we survey employees with the assistance of third-party consultants, and take timely action to address key areas of employee concern. We regularly conduct engagement surveys to gain valuable insight into our employees’ experience and identify areas for improvement. In 2021, we heard from employees through a variety of surveys focused on wellness, work-life balance, and the workplace of the future. In 2022, we implemented a new approach to engagement. Instead of conducting an engagement survey once per year, we will perform short pulse surveys three to four times per year to better understand opportunities to improve our talent management strategy and gain a more dynamic view of our employees’ needs. Our senior leadership team assesses engagement to understand and identify potential opportunities for improvement.
Our executive leadership team conducts regular Town Hall meetings to ensure our global employees are highly engaged and receive timely business updates. To help our remote employees feel socially connected to their colleagues, we created our “Stay Connected” initiative, which includes video updates from leaders around the world. This initiative also includes virtual meetings with our executive team members. These virtual meetings are designed as casual conversations with our executives so employees can talk about what is on their minds, get to know the executive leaders, and connect with colleagues from across the organization. We also utilize a social networking tool to ensure our global employees are engaged, motivated, and collaborating with one another.
Diversity, Equity, and Inclusion
Our success thrives on the diversity of perspective, thought, experience, and background within our workforce. We aspire to create a diverse and inclusive global culture that reflects the diversity of the customers we serve and fosters an environment where all employees feel welcomed, respected, and valued. Accordingly, we are committed to providing equal opportunity in all aspects of our Company culture and workplace. Our annual three-day leadership program includes instruction in unconscious bias and hiring behaviors that support diversity. We have talent programs that foster a diverse talent pipeline by recruiting candidates with a wide variety of backgrounds.
Our Employee Resource Groups (“ERG”) serve as a source of inclusion across seven categories: African Descent, Hispanic/Latin, LGBTQ+, Sustainability, Veterans and First Responders, Women, and Young Professionals. These ERG support the acquisition of diverse talent and are sponsored by senior leaders across our organization.
Training and Development
We are committed to fostering an environment in which our employees continuously learn and develop. We offer both leadership and professional skills development programs. All employees who join Insulet undergo a robust onboarding program called RITE Start that introduces our core values of respect, integrity, teamwork, and excellence, and educates new employees about diabetes, our Omnipod products, our business strategy, and other business topics designed to engage and connect employees to each other and our mission. Due to the COVID-19 pandemic, we transformed our regional on-boarding program for new hires to a global, virtual program. We also offer intensive Customer Care New Hire Training and Sales (Field and Inside Sales) New Hire Training. In addition, employees have access to monthly learning programs and virtual and online learning programs. Further, during our 2021 annual Compliance Week, employees logged over 6,000 training hours. We offer leadership development programs to support the growth of our future leaders. We also offer training for new managers and resources for experienced leaders. Additionally, we offer professional certification course reimbursement of up to $3,000 annually and tuition reimbursement of up to $5,250 annually for courses taken in pursuit of an undergraduate degree and up to $10,000 annually for courses taken in pursuit of a graduate degree. Finally, we offer virtual training programs and employee communications designed to support employees and leaders that take advantage of our flexible work policy, including programs on leading effective remote meetings, managing remotely, and how to leverage collaborative learning tools.
Competitive Pay and Benefits
Our compensation program is designed to align employee compensation with our performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results. The structure of our compensation program balances incentive earnings for both short-term and long-term performance. Specifically,
•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge, and geographic location.
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
We are committed to providing comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Our wide-ranging benefits include: health insurance, telehealth, prescription drug benefits, dental insurance, vision insurance, 80 hours of COVID-19 paid sick time, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible savings accounts, retirement plans, legal services, identity theft protection, maternity/paternity leave, and employee assistance program. In addition, we offer a free online wellness program; subsidized child, senior care or pet services, and access to personal services; free virtual babysitting and tutoring services; Pod perks, which provides a free Omnipod System, including PDM and Pods to benefit eligible employees, interns, or dependents; summer hours; and a flexible work policy. In addition, our employee stock purchase plan is available to all full-time employees and has a participation rate of over 60%.

Health and Safety
We maintain an occupational health and safety management system that covers all our employees and contractors, because we are committed to the safety and well-being of our workforce. By minimizing risks at our factories and implementing training to enhance awareness of hazards, we are able to promote safe practices and preserve the health of our employees.
Modern manufacturing enables efficiency and automation, which reduces exposure to health and safety risks throughout the production process. At our facilities, the majority of our equipment is fully automated to minimize human involvement in the operations of machines and therefore reduce the risk of injury. We maintain high standards for workplace safety, and our orientation for technicians includes training about safe procedures, such as lockout/tagout. All employees working in our machine shop must also attend training to understand and comply with safety protocols.
We have a Health and Safety Compliance Manual to provide employees with the tools needed to identify and report hazards and reduce work related injuries. Our programs and policies are in compliance with applicable local, regional, and federal laws, including U.S. Occupational Safety and Health Administration requirements. In addition to hazard recognition, our workplace health and safety programs cover ergonomics, hearing conservation, fall protection, and accident and injury prevention. Furthermore, we added a detailed program on contractor safety in 2021 to support the health and well-being of the contractors who work with us on various aspects of our operations every day.
We also have formal plans in place to protect our employees safety in the event of an emergency. In addition, we have an Emergency Action Plan for our Acton, Massachusetts facility that outlines processes that our employees must follow during unexpected events. As part of this initiative, we trained certain employees to use automated external defibrillators, provide first aid, and perform cardiopulmonary resuscitation (CPR). We are also planning to schedule annual emergency evaluation drills to enhance the safety of our facility.
In response to COVID-19, we organized an internal cross-functional Coronavirus Task Force to manage our response to the pandemic and maintain business continuity while aligning with safety protocols recommended by the World Health Organization, the U.S. Centers for Disease Control and Prevention, and other local health agencies. In addition, to ensure the safety of our essential employees who work in our owned and contract manufacturing facilities during the pandemic, we implemented additional screening processes and provided masks, sanitizer, and other personal protective equipment. We also initiated contact tracing and offered COVID-19 testing for all employees in the U.S. and offered vaccination clinics at our principal U.S. office and manufacturing location.
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
Our main product is the Omnipod System, from which we expect to continue to derive nearly all our revenue. Accordingly, our ability to continue to generate revenue is highly reliant on our ability to market and sell the Omnipod System and to retain consumers who currently use the product. Our sales of the Omnipod System may be negatively impacted by many factors, including:
•the failure of the Omnipod System to achieve and maintain wide acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors, and people with insulin-dependent diabetes;
•manufacturing problems or capacity constraints;
•actual or perceived quality problems;
•reductions in reimbursement rates or coverage policies relating to the Omnipod System by third-party payors;

•claims that any portion of the Omnipod System infringes on intellectual property rights of others;
•adverse regulatory or legal actions relating to the Omnipod System;
•damage, destruction or loss of any of the facilities where our products are manufactured or stored or of the equipment therein;
•failure to successfully open or expand new facilities;
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
In addition to promoting, marketing, and selling the Omnipod System through our own direct sales force, we also utilize domestic and international intermediaries to distribute our product to users. We need to expand our distribution network to maintain and grow our business and revenue. We cannot assure you that we will be able to successfully develop our relationships with third-party intermediaries. If we fail to do so, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Intermediaries that are in the business of selling other medical products may not devote a sufficient level of resources and the support required to generate awareness of our products and grow or maintain product sales. If our intermediaries are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products, which would adversely affect our business, financial condition, and results of operations.
Our ability to grow our revenue depends in part on our retaining a high percentage of our customers.
A key to driving our revenue growth is the retention of a high percentage of our customers. We have developed retention programs aimed at both healthcare professionals and consumers, which include appeals assistance, ongoing customer communications, newsletters, support, training and an automatic re-order program for certain customers. We have had a satisfactory customer retention rate; however, we cannot assure you that we will maintain this retention rate in the future. Current uncertainty in global economic conditions, competition, higher levels of unemployment, changes in insurance reimbursement levels, and negative financial news may negatively affect product demand. If demand for our products fluctuates as a result of economic conditions or otherwise, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers could negatively impact our revenue growth and may have a material adverse effect on our business, financial condition and results of operations.
If we do not effectively manage our growth, our business resources may become strained and we may not be able to deliver the Omnipod System in a timely manner, which could harm our results of operations.
As we continue to expand our sales, we expect to continue to increase our manufacturing capacity, our personnel and the scope of our sales and marketing efforts. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations resources. In order to manage future growth, we will be required to improve existing, and implement new, sales and marketing efforts and distribution channels. The form and function of our enterprise information technology systems will need to change and be improved upon as our business needs change. For example, we are currently working to implement a new enterprise resource planning system and significantly upgrade our customer relationship management system. We will need to manage our supply chain effectively, including the continued development of our manufacturing and our relationships with our contract manufacturer and other suppliers. We may also need to partner with additional third-party suppliers to manufacture certain components of the Omnipod System and install additional manufacturing lines. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business, or we may not be able to manufacture sufficient inventory, or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the Omnipod System in a timely manner and our results of operations may be adversely affected.

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
We began our full market release of Omnipod DASH in 2019, primarily through the pharmacy channel, which required negotiation of new or amended agreements with our intermediaries and payors. The availability of Omnipod DASH may be limited or restricted if we are unable to maintain these agreements and sustain an adequate level of reimbursement under these agreements. As we expand our Omnipod System sales and marketing efforts internationally, we face additional risks associated with obtaining and maintaining reimbursement from foreign healthcare payment systems on a timely basis or at all. Failure to secure or retain adequate coverage or reimbursement for the Omnipod System by third-party payors could have a material adverse effect on our business, financial condition and results of operations.
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
The medical device industry is intensely competitive, subject to rapid change resulting from technological advances and scientific discoveries as well as other market activities of industry participants. The Omnipod System competes with several existing insulin delivery devices as well as other methods for the treatment of diabetes. We also compete with Medtronic and Tandem, among others. Medtronic has been the insulin pump market leader for many years. The competitive landscape in our industry continues to undergo significant change. In addition to the established insulin pump competitors, several companies are working to develop and market new insulin “patch” pumps, smart pens, and other methods for the treatment of diabetes. These companies are at various stages of development and the number of such companies continuously changes as they enter or exit the market on an ongoing basis.

Some of our competitors are large, well-capitalized companies with more resources than we have. These companies may have competitive advantages over us, including:
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
We also compete with MDI therapy, including smart pens, which is substantially less expensive than pump therapy. While we believe that pump therapy, in general, and the Omnipod System, in particular, have significant competitive and clinical advantages over MDI therapy, improvements in the effectiveness of MDI therapy may result in fewer people with insulin-dependent diabetes converting from MDI therapy to pump therapy than we expect and may result in negative price pressure.
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
In addition, future clinical studies or articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than the Omnipod System or that the Omnipod System is not as effective or easy to use as we claim. Additionally, diabetes associations, healthcare providers that focus on diabetes, or other organizations that may be viewed as authoritative could endorse products or methods that compete with the Omnipod System or otherwise announce positions that are unfavorable to the Omnipod System. Any of these events may negatively affect our sales efforts and result in decreased revenue.
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
Our ability to compete depends in part on our continued ability to develop or acquire commercially valuable intellectual property rights and to protect those rights adequately. We may not be able to develop additional proprietary technologies that are patentable. Further, we cannot ensure that our pending patent applications will result in the issuance of patents to us, that patents issued to or licensed by or to us in the past or in the future will not be challenged or circumvented by competitors or that these patents will be found to be valid or sufficiently broad to preclude our competitors from introducing technologies similar to those covered by our patents and patent applications. In addition, our ability to enforce and protect our intellectual property rights internationally may be limited in certain circumstances. For example, we may not be able to protect our intellectual property rights effectively in China, where we rely on a third-party contract manufacturer to produce our product. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our efforts to safeguard our unpatented and unregistered intellectual property rights, including requiring employees, consultants and other third parties to sign confidentiality, non-disclosure, or assignment of invention agreements, may not be successful. The agreements may be breached and trade secrets and other proprietary information could be disclosed to our competitors. Further, we may have inadequate remedies for any breach. In addition, others may independently develop substantially equivalent or superior proprietary information and techniques or gain access to our trade secrets or disclose such technologies. If we are unable to sufficiently protect our intellectual property rights and our intellectual property is disclosed or misappropriated, our competitiveness could be impaired, which would limit our growth and future revenue.
To protect our intellectual property, we may need to assert claims of infringement against third parties. Any lawsuits that we initiate could be expensive, take significant time, and divert management’s attention from other business concerns. The outcome of litigation to enforce our intellectual property rights is highly unpredictable. A court could determine that some or all of our asserted intellectual property rights are not infringed, or are invalid, or unenforceable. Additionally, we may provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.

Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.
We operate in an industry characterized by extensive patent litigation. We have settled infringement suits in the past and as disclosed in Note 17 to the consolidated financial statements included in Item 8, we are currently subject to patent infringement litigation with Roche Diabetes Care, Inc. In addition, we expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. Any of these third parties might make a claim of infringement against us.
Such litigation, regardless of its outcome, could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, such litigation could cause negative publicity, adversely affect prospective users, cause product shipment delays, limit or prohibit us from manufacturing, marketing or selling our current or future products, and/or require us to develop non-infringing technology, make substantial payments to third parties, or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue could decrease substantially, and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin consumers from using our products or us from manufacturing, selling, or importing our products, or could enter an order mandating that we undertake certain remedial activities.
Risks Related to Economic Conditions and Operating Internationally
Our financial condition and results of operations have been and may to continue to be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption in the markets we sell our products into and operate in and negatively impacted business and healthcare activity globally. The pandemic and preventative measures taken to contain or mitigate the outbreak, including vaccine mandates, have caused, and are continuing to cause, business slowdown or shutdown in affected areas, supply chain disruptions, labor shortages, inflation and disruption in the financial markets globally. As a result, consumers may reduce their spending, new orders for our Omnipod System may decline and our user attrition rate may increase, which could have a material adverse effect on our business, sales, financial condition and results of operations.
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
As a result of the COVID-19 pandemic, many employees have transitioned to a remote or hybrid work environment, which has increased risks associated with our information technology systems and networks. These increased risks include cyber-attacks, computer viruses, disruptions, or shutdowns that could result in a failure to protect our information technology systems and data integrity.
The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, may impact our ability to carry out our business as usual. For example, the COVID-19 pandemic may divert healthcare resources away from the conduct of clinical trials and interrupt the operations of the FDA and comparable foreign regulatory agencies, which could delay product approval timelines, as it did for Omnipod 5.
Our financial condition or results of operations may be adversely affected by international business risks.
In addition to the United States, we sell the Omnipod System in Europe, Canada, the Middle East and Australia. Our international operations are subject to risks that are inherent in conducting business under foreign laws, regulations and customs. International sales made up one third of our revenues in 2021 and we expect international sales to contribute significantly to our future growth. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results. We also rely on third-party suppliers located in other countries. For example, a significant portion of our Omnipod Systems are manufactured at third-party contract manufacturer facilities in China.

Our efforts to introduce or expand our current or future products in international markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into international markets could exceed the results of operations generated from this expansion.
In addition to the risks discussed elsewhere in this Item 1A, other risks associated with doing business internationally, include:
•political instability and actual or anticipated military or political conflicts;
•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•negative consequences from changes in or interpretations of tax laws;
•difficulty in establishing, staffing and managing international operations;
•difficulties associated with foreign legal systems, including increased costs associated with enforcing contractual obligations in foreign jurisdictions;
•changes in regulatory requirements;
•adapting to the differing laws and regulations, business and clinical practices, and consumer preferences in international markets;
•difficulties in managing international relationships, including any relationships that we establish with foreign partners, distributors or sales or marketing agents; and
•difficulty in collecting accounts receivable and longer collection periods.
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
The FCPA, the U.K. Bribery Act and similar anti-bribery laws enacted in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, most of our customer relationships outside of the United States are with governmental entities and are therefore subject to such anti-bribery laws. Because we do business in the U.K., the U.K. Bribery Act also extends to our interaction with public and private sector entities and persons outside the U.K., including in the U.S. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance programs, our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents. Violations of anti-bribery laws, or allegations of such violations, could disrupt our business and have a material adverse effect on our results of operations, financial condition and cash flows.
Risks Related to Supply Chain, Operations and Third-Party Arrangements
Our Omnipod System inventory is produced and maintained in a limited number of locations.
Our manufacturing of the Omnipod System is conducted in two locations, at our U.S. manufacturing facility in Massachusetts and on manufacturing lines owned by us at a facility located in China that is operated by a third-party contract manufacturer. Political or financial instability, currency fluctuations, the outbreak of pandemics such as COVID-19, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could materially disrupt our supply of product from China, increase our costs, and/or adversely affect our results of operations. Further, following the COVID-19 pandemic there may be increased pressure for U.S. medical device companies to reduce dependency on China for their supply chain. In addition, substantially all of our U.S. Omnipod System inventory is held at a single location in Massachusetts and our European Omnipod System inventory is maintained by a third-party logistics entity primarily in a single location in the Netherlands. We take precautions to ensure that our third-party contract manufacturer and logistics entity safeguard our assets, including insurance, health and safety protocols, and off-site storage of computer data. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment and/or inventory and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility, manufacturing equipment, inventory or other property or to any of our suppliers, may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to obtain sufficient components or raw materials on a timely basis or if we experience manufacturing difficulties, including not effectively managing the start-up of new manufacturing lines, our business may be harmed.
The manufacture of our product requires the timely delivery of sufficient amounts of quality components and materials. We acquire our components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. Further, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. In addition, due to the stringent regulations and requirements of the FDA and similar regulatory agencies in other countries regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for some components or materials. A reduction or interruption in supply, and an inability to develop alternative sources for such supply, could hinder our ability to manufacture our products in a timely or cost-effective manner, and have a material adverse effect on our business and results of operations.
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
We rely on suppliers who manufacture the components for and perform assembly of the Pods and PDMs. In addition, a third-party contract manufacturer in China performs assembly and supplies a significant portion of all finished Omnipod Systems. We do not have long-term supply agreements with all of our suppliers, and, in many cases, we, or our contract manufacturer, make purchases based on individual purchase orders. In some cases, our agreements with suppliers can be terminated by either party upon short notice. Additionally, our suppliers may encounter problems during manufacturing for a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction, component part supply constraints and environmental factors, any of which could delay or impede their ability to meet our demand. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including:
•our suppliers may give other customers’ needs higher priority than ours affecting their ability to deliver products to us in a timely manner, as we are not a major customer of many of our suppliers;
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
We rely on agreements or licenses to intellectual property or other rights in order to sell our current product and commercialize new products. If we cannot retain or obtain these agreements, licenses, or other rights, we may not be able to sell, develop or commercialize our products. For example, our rights to incorporate the FreeStyle blood glucose meter into the Omnipod are governed by a license agreement with Abbott. In addition, we have a commercial agreement with Dexcom that allows us to sell Omnipod 5 with integration to Dexcom’s CGM and have a development agreement with Abbott to integrate Abbott’s CGM into Omnipod 5. The loss of any of these rights could impair the functionality of the Omnipod System or prevent us from selling our products without significant development and regulatory activities that may not be completed in time to prevent an interruption in the availability of the Omnipod System to consumers. This could result in a material adverse effect on our business, financial condition and results of operations.
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
Our non-insulin drug delivery product line involves the development, manufacture and sale of a modified Omnipod System for delivery of a specific drug other than insulin. Most of our commercialized drug delivery revenue consists of sales of a customized version of our product for use in Amgen’s Neulasta Onpro kit under an agreement that expires in December 2023. The marketing and sales initiatives driving this product line differ markedly from those on which we rely for our sales of Omnipod Systems to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to users and clinicians. We expect that the future results of our non-insulin drug delivery product line will face several challenges, including:
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
If we are unsuccessful in overcoming one or more of these challenges, or if our agreement with Amgen is terminated or not renewed, our financial results could be materially and adversely impacted.
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
Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state, local and foreign government authorities. Government regulation of medical devices is meant to assure their safety and effectiveness, and includes regulation of, among other things:

•design, development and manufacturing;
•testing, labeling, and content and language of instructions for use and storage;
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
•post-market studies; and
•product import and export.
Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or PMA from the FDA, unless an exemption applies. In December 2012, we received 510(k) clearance for our Omnipod Insulin Management System. We have since obtained clearance for modified versions of this device, including Omnipod DASH, which was cleared by the FDA in 2018 and Omnipod 5, which was cleared by the FDA in January 2022. We may be required to obtain a new 510(k) clearance or PMA for significant further post-market modifications to the Omnipod System. Obtaining 510(k) clearance or PMA for medical devices can be expensive and lengthy, and entail significant user fees. Further, we may not be able to obtain additional 510(k) clearances or PMAs for new products or for modifications to, or additional indications for, the Omnipod System in a timely fashion or at all. Delays in obtaining future clearances could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.
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
The Omnipod System is also sold in Canada, Australia and certain countries in Europe and the Middle East. As a result, we are required to comply with additional foreign regulatory requirements. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications. Failure to fulfill foreign regulatory requirements on a timely basis or at all could adversely affect our ability to grow our business.
If we, our contract manufacturer or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our sales and operating results could suffer.
We, our contract manufacturer and our component suppliers are required to comply with the FDA’s QSR, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, sterilization, labeling, packaging, storage, shipping and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure you that our facilities or our contract manufacturer or component suppliers’ facilities would pass any future quality system inspection. If our or our contract manufacturers’ or component suppliers’ facilities fails a quality system inspection, the manufacturing or distribution of our devices could be interrupted, and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our labeling operations or the manufacturing operations of our contract manufacturer, or a recall of our devices.
If we, or our manufacturer, fail to adhere to QSR requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations.
Malfunction of our products could lead to recalls or safety alerts and have a significant adverse impact on us.
The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our contract manufacturer fails to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, such as our voluntary Medical Device Corrections issued in February 2020 and January 2021, may require the dedication of our time and capital, could distract management from operating our business and potentially harm our reputation and financial results.
In the event of a recall, we may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.
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
Our relationships with customers and third-party payors are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians, customers or other potential purchasers of medical devices. These laws include, among others, the federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, other federal healthcare false statement and fraud statutes, the Open Payments program, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in “Item 1—Business—Government Regulation”.
We conduct various marketing and product training activities that involve making payments to healthcare providers and entities. While we believe and make every effort to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex and our activities may be found not to be compliant with one of these laws, which may result in significant civil, criminal and/or administrative penalties, fines, damages, and exclusion from participation in federal healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the OIG, CMS, and the Department of Justice, or may be subject to whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid, and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements.
Risks Related to Privacy and Security
We are subject to complex and evolving laws and regulations regarding privacy and data protection, many of which are subject to change and uncertain interpretation, which could result in claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement, or otherwise harm our business.
We are subject to a variety of laws and regulations relating to privacy and data protection, data security, data retention and deletion, personal information, electronic contracts, and other communications. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, data privacy laws at the federal and state levels protect the confidentiality of certain health information and restrict the use and disclosure of that protected information. In particular, the U.S. privacy rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. In California, the CCPA, which provides certain privacy rights and consumer protection for residents of the state became effective in 2020, and the CPRA, which amends and expands the CCPA, will take effect in 2023. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to delete the personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. Colorado and Virginia have enacted similar privacy laws that will also take effect in 2023. California and other states’ laws apply more broadly and now or in the future may reach data we hold that relates to employees and healthcare providers, not just customers. In addition, data security protection laws passed by the federal government and many states require notification to data subjects, including customers and others, when there is a security breach of personal data. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance.
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

These changes or increased costs could negatively impact our business and results of operations in material ways. For example, the GDPR imposes requirements in the European Economic Area relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches and use of third-party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including significant fines and penalties.
The increased scope of regulation around the world may require expanded compliance programs and resources. As our efforts to gain insights from data increase for the operation of our products and services and for the improvement of business processes, including sales and marketing, our exposure to increasingly complex privacy regulation may impede our ability to use data in this way.
We rely on the proper function, availability and security of our product and information technology systems and a successful cyber-attack or other breach or disruption of our product or these systems could have a material adverse effect on our business and results of operations.
We rely on information technology systems to process, transmit and store electronic information in our day-to-day operations. The nature of our business involves the receipt and storage of personal and financial information regarding our customers, including sensitive medical information. We use our information technology systems to manage or support a variety of business processes and activities, including sales, shipping, billing, customer service, procurement, and supply chain, manufacturing and accounts payable. In addition, we use enterprise information technology systems to record, process, and summarize transactions and other financial information and results of operations for internal reporting purposes and to comply with financial reporting, legal, and tax regulatory requirements. Many of our information systems are cloud-hosted and managed by third-party vendors, some of which may have access to confidential business, employee, healthcare professional, and/or customer information. Our information technology systems may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Any failure by us to maintain or protect our information technology systems and data integrity, including from cyber-attacks, intrusions, disruptions or shutdowns, could result in the unauthorized access to customer data and personally identifiable information, theft of intellectual property or other misappropriation of assets or the loss of key data and information, or otherwise compromise our confidential or proprietary information and disrupt our operations.
Additionally, the FDA has warned that insulin pumps may have cybersecurity vulnerabilities and could be manipulated by hackers, causing danger to people with diabetes. After extensive testing and research in conjunction with an independent third-party firm, a potential security vulnerability in the Omnipod was identified. (This vulnerability does not exist in Omnipod DASH or Omnipod 5.) Successful exploitation of this vulnerability may allow an attacker to gain access to the Pod to intercept, modify, or interfere with the wireless RF communications to or from the PDM. This may allow attackers to read sensitive data, change pump settings or control insulin delivery.
Insulet is aware of a specific group of people with diabetes who have been able to duplicate the Pod communication protocol using a smartphone and a bridge, which in turn allows the Pod to be controlled using an unauthorized device. This practice is commonly referred to as Do-It-Yourself (DIY) and is not the intended use for the Omnipod System. Insulet has not provided the DIY community with any type of information or input on the product, nor has Insulet been provided with any information proving that this form of off-label use is a safe use of the system. This practice does not exist with Omnipod 5.
If our product is breached or our information technology systems are breached or suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our reputation, business, and operating results may be materially adversely affected.
Failure to maintain the privacy and security of our customer, third-party payor, employee, supplier or Company information could result in substantial costs and/or subject us to litigation, enforcement actions and reputational damage.
Our business, like that of most medical device manufacturers, involves the receipt, storage and transmission of customer information and payment and reimbursement information, as well as confidential information about third-party payors, our employees, our suppliers and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable, or degrade service or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented and regularly review and update processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, the ever-evolving threats mean we must continually evaluate and adapt our systems and processes, and our efforts may not be adequate to safeguard against all data security breaches, misuse of data, or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payor, employee, supplier, or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.
Risks Related to Our Debt
We may not be able to generate sufficient cash flow from operations to service our debt, which is substantial.
As of December 31, 2021, we had debt of $1.4 billion, including $800 million aggregate principal amount of Convertible Senior Notes, which mature in 2026. Our ability to make scheduled payments or to refinance the Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If our cash flows and capital resources are insufficient to fund these obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, including the outstanding Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our future debt agreements. If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings, or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.
Our Credit Agreement imposes restrictions on us that may adversely affect our ability to operate our business.
Our Credit Agreement contains covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions, including, among other things, limitations on our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness and make acquisitions or other investments. These restrictions may impair our ability to respond to changing business and economic conditions and may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
Conversion of any of our Convertible Senior Notes may dilute the ownership interest of existing stockholders or depress our stock price.
The conversion of some or all our Convertible Senior Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of any of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, conversion of the Convertible Senior Notes could depress the price of our common stock.
Our ability to use net operating loss carryforwards may be subject to limitation.
Section 382 of the U.S. Internal Revenue Code imposes an annual limit on the amount of net operating loss carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership or equity structure. Our ability to use net operating losses may be limited by prior changes in our ownership and may be further limited by the issuance of common stock in connection with the conversion of our Convertible Senior Notes, or by the consummation of other transactions. As a result, our ability to use net operating loss carryforwards to offset U.S. federal taxable income may become subject to limitations.
General Risks
Our success depends on our ability to attract, motivate, and retain key personnel.
Our success depends on our ability to retain our employees and to attract and retain additional qualified personnel in the future. We face intense competition for employees, particularly in light of recent labor shortages and as people are increasingly able to work remotely. We face challenges in maintaining employee well-being, recognizing that the additional financial, family, and health burdens that many employees may be experiencing due to the COVID-19 pandemic and related economic uncertainties may adversely impact job performance and employee retention. Losing members of our senior management, and other highly skilled personnel could prevent or delay the implementation and completion of our objectives or divert management’s attention to seeking qualified replacements and ensuring seamless transitions. Additionally, the sale and after-sale support of the Omnipod System is logistically complex, requiring us to maintain an extensive infrastructure of field sales personnel, diabetes educators, customer support, insurance specialists, and billing and collections personnel. We face considerable challenges in recruiting, training, managing, motivating, and retaining these employees, including managing geographically dispersed teams. If we fail to maintain and grow an adequate pool of trained and motivated personnel, our reputation could suffer, and our financial position could be adversely affected.

Acquisitions or investments in new businesses, products or technologies could disrupt our business.
If we are presented with appropriate opportunities, we may pursue acquisitions or investments in complementary businesses, products or technologies. For example, in January 2022, we acquired one of our suppliers. We may not complete the transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition or investment. Even if we are successful in making an acquisition, the products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We could also experience negative effects on our results of operations and financial condition from acquisition-related charges, amortization of intangible assets and asset impairment charges if the acquisitions are not as successful as we originally anticipate. Acquisitions present risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of any acquired company, integration of acquired technology with our products, and the potential loss of key employees, customers, distributors, or suppliers of the acquired businesses. In addition, integration of an acquired business may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated into our existing business, our stock price, business, financial condition, and results of operations could be materially and adversely affected. Furthermore, we may have to incur debt or issue equity to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.
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
We may in the future seek additional funds from public and private stock offerings, borrowings under credit lines, or other sources, and we may need to raise additional debt or equity financing to repay our outstanding Senior Convertible Notes or other debt obligations. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies or grant licenses on terms that are not favorable to us.
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
If we are unable to raise additional capital due to these or other factors, we may need to further manage our operational expenses, including potentially curtailing planned product development activities. In addition, we may not be able to execute our business plan, take advantage of future opportunities or respond to competitive pressures or unanticipated customer requirements. If any of these events occur, it could adversely affect our business, financial condition, and results of operations.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own a 350,000 square foot facility in Acton, MA, which houses both our headquarters and our U.S. manufacturing. As of December 31, 2021, we leased a total of 17 facilities in 8 countries consisting of approximately 320,000 square feet of office, research and development, and warehousing space and other related facilities, primarily in North America, Asia and Europe.
Item 3. Legal Proceedings
The information required by this Item is provided under “Legal Proceedings” in Note 17 to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the trading symbol PODD.
Holders of Record
As of February 17, 2022, there were 8 registered holders of record of our common stock.
Recent Sales of Unregistered Securities
During the year ended December 31, 2021, we issued securities that were not registered under the Securities Act, which were issued in reliance on the exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). We issued 2,586,133 shares of our common stock to certain holders of our 1.375% Convertible Senior Notes due 2024 (the “Notes”) upon the conversion of $402.5 million aggregate principal amount of the Notes by such holders.
Stock Performance Graph
The following graph shows the cumulative total return on $100 invested in each of our common stock, the NASDAQ Composite Index and the NASDAQ Health Care Index for the five-year period beginning on December 31, 2016, and ending on December 31, 2021, assuming reinvestment of all dividends. The historical stock price performance on the graph below is not necessarily indicative of future stock price performance.

	2016	2017	2018	2019	2020	2021
Insulet Corporation	$100	$183	$211	$454	$678	$706
NASDAQ Composite	$100	$128	$123	$167	$239	$291
NASDAQ Health Care	$100	$121	$116	$146	$190	$183
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
Issuer Purchases of Equity Securities
None.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is provided under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 6. Reserved

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
Overview
We are primarily engaged in the development, manufacture and sale of our proprietary Omnipod System, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device that is worn on the body for up to three days at a time; and its wireless companion, the handheld PDM/Controller. The Omnipod System, which features discreet and easy-to-use devices, communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for MDI therapy or the use of pump and tubing. We believe that the Omnipod System’s unique proprietary design and features allow people with insulin-dependent diabetes to manage their diabetes with unprecedented freedom, comfort, convenience and ease.
In addition to the diabetes market space, we have partnered with pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. Most of our drug delivery revenue currently consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Our mission is to improve the lives of people with diabetes. To assist in achieving this mission, we are focused on the following key strategic imperatives:
•expanding access and awareness;
•delivering consumer-focused innovation;
•growing our global addressable market; and
•driving operational excellence.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, our efforts have been focused on the launch of Omnipod 5, which recently received FDA clearance for individuals aged six years and older with type 1 diabetes. Our limited market release of Omnipod 5 is underway. Additionally, we have completed our FDA submission to expand Omnipod 5’s indication down to age two, and are planning for an expanded indication in 2022. We have also recently completed our type 2 feasibility study and plan to conduct additional studies with the goal to further expand Omnipod 5’s indication to type 2 users. In our efforts to bring Omnipod 5 to international markets, we have submitted for CE Marking in Europe under MDR.
In order to support our continued growth and the full commercial launch of Omnipod 5, we continue to focus on adding capacity to our U.S. manufacturing plant. During 2021, we began producing salable product on our third highly automated manufacturing line. We have also taken steps to strengthen our global manufacturing capabilities. We have optimized our operations in China by consolidating our production in that region into one location and we plan to invest in a new manufacturing plant in another international location to further diversify globally and increase efficiency to drive higher gross margins over time.
In 2021, we completed our full commercial launch of Omnipod DASH, our digital mobile Omnipod platform, in the countries we serve with our roll out in Canada. Over the long term, we expect the introduction of Omnipod DASH throughout our international markets to be a growth driver as we increase our presence within our existing markets and enter into new countries.
We are continuing to expand internationally in a targeted and strategic manner. During 2021, we increased our global footprint by expanding into Turkey and entered the Asia Pacific region with our launch in Australia. In 2022. we expect to enter additional countries in the Middle East. Further, we are working to bring Omnipod 5 to our international markets.
Finally, we plan to continue to expand awareness of and access to our products, while also focusing on our product development efforts. The latter includes enhancing the customer experience through digital product offerings. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

Results of Operations
The discussion of our results of operations for 2019 has been omitted from this Form 10-K but can be found in Item 7. Management’s Discussion and Analysis and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 24, 2021.
Factors Affecting Operating Results
Our Pods are intended to be used continuously for up to three days and then be replaced with a new disposable Pod. We recently achieved a milestone of approximately 300,000 global customers using Omnipod. As we grow our customer base, we generate an increasing portion of our revenue through recurring sales of our Pods, which provides consistent cash flow. Our recurring revenue business model, alongside the Omnipod System’s unique patented design enables us to provide pump therapy at a low or no up-front investment in regions where reimbursement allows for it. Our pay-as-you-go pricing model also reduces the risk to third-party payors.
During 2020 and 2021, we were subject to challenging conditions stemming from the coronavirus pandemic (“COVID-19” or the “pandemic”). Containment efforts and responses to the pandemic have varied by individuals, businesses, state and local municipalities, and region. We believe people were less likely to change the way they manage their diabetes during the pandemic for a variety of reasons including temporary closure of doctors’ offices or a general unwillingness to visit a doctor’s office or hospital during the pandemic, particularly since those with diabetes are deemed at higher risk of suffering complications from COVID-19. While the pandemic had a negative impact on new customer starts and the effects will not be fully reflected in our results of operations and overall financial performance until future periods, we believe our overall recurring revenue model provides a solid financial foundation for strong cash flow generation. Further, the pandemic had a positive impact on our Drug Delivery revenue.
We have also experienced and may continue to experience challenges stemming from the global supply chain disruption; however, to date we have been able to successfully mitigate any disruption. See “Risk Factors” in Part I, Item 1A of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.
Comparison of the Years Ended December 31, 2021 and December 31, 2020
Revenue

	Years Ended December 31,
(In millions)	2021	2020	% Change	Currency Impact	Constant Currency(1)
U.S. Omnipod	$651.5	$526.9	23.6%	—%	23.6%
International Omnipod	359.9	308.0	16.9%	5.3%	11.6%
Total Omnipod	1,011.4	834.9	21.1%	1.9%	19.2%
Drug Delivery	87.4	69.5	25.8%	—%	25.8%
Total	$1,098.8	$904.4	21.5%	1.8%	19.7%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for 2021 increased $194.4 million, or 21.5%, to $1,098.8 million, compared with $904.4 million in 2020. Constant currency revenue growth of 19.7% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix. This increase was partially offset by the normalization of inventory levels at distributors, which were elevated in the prior year due to the launch of Omnipod DASH.
U.S. Omnipod
U.S. Omnipod revenue for 2021 increased $124.6 million, or 23.6%, to $651.5 million, compared with $526.9 million in 2020. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price from our pay-as-you-go pricing model in which we offer the PDM for no charge. This increase was partially offset by the impact of the pandemic on our recurring revenue. U.S. Omnipod revenue for 2021 includes $58.2 million of related party revenue that resulted from a shift in certain revenues from one distributor to another. Additional information regarding our related party transactions is provided in Note 5. In 2022, we expect strong Omnipod revenue growth driven by continued volume growth of Omnipod DASH, primarily in the pharmacy channel.
International Omnipod
International Omnipod revenue for 2021 increased $51.9 million, or 16.9%, to $359.9 million, compared with $308.0 million in 2020. Excluding the 5.3% favorable impact of currency exchange, the remaining 11.6% increase was primarily due to higher volumes as we continue to expand awareness and access to the Omnipod, partially offset by the normalization of inventory levels at distributors, which were elevated in the prior year due to the launch of Omnipod DASH and the impact of the pandemic on our recurring revenue. In 2022, we expect higher International Omnipod revenue due to continued volume growth and market penetration aided by the ongoing adoption of Omnipod DASH throughout our international markets. We expect this revenue growth to be partially offset by competition from AID systems and the impact of the pandemic on our recurring revenue.
Drug Delivery
Drug Delivery revenue for 2021 increased $17.9 million, or 25.8%, to $87.4 million, compared with $69.5 million in 2020. This increase was primarily driven by increased production volume due to higher demand from our partner. In 2022, we expect Drug Delivery revenue to decline as production levels that were elevated during the pandemic normalize.
Operating Expenses

	Years Ended December 31,
	2021		2020
(In millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$346.7	31.6%	$322.1	35.6%
Research and development expenses	$160.1	14.6%	$146.8	16.2%
Selling, general and administrative expenses	$466.0	42.4%	$384.0	42.5%
Cost of Revenue
Cost of revenue for 2021 increased $24.6 million, or 7.6%, to $346.7 million, compared with $322.1 million in 2020. Gross margin was 68.4% in 2021, compared with 64.4% in 2020. The 400 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies, higher average selling price due to growth in the pharmacy channel and a decrease in COVID-19 related costs, as the prior year included a period expense for two months of depreciation for under-utilized plant capacity, recruiting and screening expenses, expedited shipping costs and manufacturing incentives totaling $8.5 million, primarily associated with our contract manufacturer in Shenzhen, China. These increases were partially offset by higher production costs as we continue to scale U.S manufacturing.
We expect gross margin for 2022 to be in the range of 67% to 68%. We anticipate gross margin will be negatively impacted by unfavorable product mix, higher costs associated with Omnipod 5 production, and continued higher production costs as we further scale U.S. manufacturing, and contend with inflation and global supply chain disruptions. We believe these higher costs will be partially offset by the benefits of continued improvements in global manufacturing and supply chain operations and increased volumes in the pharmacy channel.
Research and Development
Research and development expenses for 2021 increased $13.3 million, or 9.1%, to $160.1 million, compared with $146.8 million in 2020. This increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products. We expect research and development spending in 2022 to increase compared with 2021 as we continue to invest in advancing our innovation and clinical pipeline and contend with inflation.
Selling, General and Administrative
Selling, general and administrative expenses for 2021 increased $82.0 million, or 21.4%, to $466.0 million, compared with $384.0 million in 2020. This increase was primarily attributable to year-over-year headcount additions, mainly to support international expansion, information technology, sales and commercial operations, a $14.1 million increase in advertising expense driven by our direct-to-consumer advertising campaign and online advertising, as well as a shift in resources and certain costs from our Omnipod 5 clinical efforts to our commercial strategy. These increases were partially offset by $14.6 million of cumulative amortization expense in the prior year related to the resolution of a purchase price contingency associated with the acquisition of customer relationships from a former European distributor in 2018, and $4.8 million of stock-based compensation expense in the prior year resulting from a company-wide 20th anniversary equity grant to non-executives, a significant portion of which vested immediately. We expect selling, general and administrative expenses to increase in 2022 compared with 2021 due to expansion of our sales force and customer support personnel, investments to expand market acceptance and access for the Omnipod System, including direct-to-consumer advertising, and investments in our operating structure to facilitate operational efficiencies and continued growth.

Non-Operating Items
Interest Expense, Net
Interest expense, net for 2021 increased $16.1 million, or 35.7%, to $61.2 million, compared with $45.1 million in 2020. This increase was primarily driven by cash interest expense associated with the Term Loan entered into in May 2021. As discussed under “Accounting Standards Issued and Not Yet Adopted as of December 31, 2021,” in January 2022, we adopted Accounting Standards Update 2020-06, Accounting for Convertible Debt Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which eliminated most of the non-cash interest expense associated with our convertible notes. Accordingly, we expect net interest expense to decrease approximately $30 million in 2022 compared with 2021.
Loss on Extinguishment of Debt
During 2021, we incurred a $42.4 million loss on extinguishment of debt related to the repurchase and conversion of all of our outstanding 1.375% Notes. Refer to Note 15 to the consolidated financial statements for additional information.
Other (Expense) Income, Net
During 2021, we had other expense, net of $1.9 million, compared with other income, net of $3.3 million in 2020. The $5.2 million decrease was primarily driven by unrealized foreign currency losses due to the change in exchange rates.
Income Tax Expense
Income tax expense was $3.7 million on pre-tax income of $20.5 million for 2021 and $2.9 million on pre-tax income of $9.7 million for 2020. Our effective tax rate was 18.2% and 29.6% for 2021 and 2020, respectively. The decrease in our effective tax rate was primarily driven by an increase in pre-tax income in the U.S. where we have net operating loss carryforwards to reduce taxable profits and a full valuation allowance against deferred tax assets.
Additionally, we have not recorded tax benefits for current year losses in the United Kingdom due to valuation allowance requirements following a transfer of intellectual property that occurred during 2021. See Note 22 to the consolidated financial statements for additional information on our income tax expense.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Years Ended December 31,
(in millions)	2021	2020
Net income	$16.8	$6.8
Interest expense, net	61.2	45.1
Income tax expense	3.7	2.9
Depreciation and amortization(1)	57.4	55.4
Stock-based compensation(2)	34.4	35.9
Loss on extinguishment of debt	42.4	—
Adjusted EBITDA	$215.9	$146.1
(1) The year ended December 31, 2020 includes $14.6 million of cumulative amortization expense associated with customer relationships that were acquired in 2018. For more information see Note 17 to the consolidated financial statements.
(2) The year ended December 31, 2020 includes $7.3 million of stock-based compensation expense related to a company-wide 20th anniversary equity grant (excluding executives), a significant portion of which immediately vested.
Non-GAAP Financial Measures
Management uses the following non-GAAP financial measures:
Constant currency revenue growth represents the change in revenue between current and prior year periods using the exchange rate in effect during the applicable prior year period. We present constant currency revenue growth because we believe it provides meaningful information regarding our results on a consistent and comparable basis. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with GAAP, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.
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
Liquidity and Capital Resources
As of December 31, 2021, we had $791.6 million in cash and cash equivalents. Additionally, we have a $60 million three year senior secured revolving credit facility (“Revolving Credit Facility”), which expires in 2024. At December 31, 2021, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of December 31, 2021, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate(1)	Conversion Price per Share of Common Stock
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes.
In connection with the issuance of the 0.375% Convertible Senior Notes (“0.375% Notes”), we purchased capped call options (“Capped Calls”) on our common stock. By entering into the Capped Calls, we expect to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 0.375% Notes. The Capped Calls have an initial strike price of $335.90 per share and cover 3.5 million shares of our common stock.
During 2021, we obtained a $500 million seven year Term Loan for net proceeds of $489.5 million, which we used to fund the cash portion of the repurchase of our 1.375% Convertible Senior Notes due November 2024 (“1.375% Notes”). The Term Loan contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments. Additional information regarding our debt is provided in Note 15 to the consolidated financial statements.
Summary of Cash Flows

	Years Ended December 31,
(in millions)	2021	2020
Cash (used in) provided by:
Operating activities	$(68.1)	$84.0
Investing activities	(82.7)	14.0
Financing activities	40.7	605.5
Effect of exchange rate changes on cash	(5.5)	4.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(115.6)	$708.3
Operating Activities
Net cash used in operating activities of $68.1 million in 2021 was primarily attributable to net income, as adjusted for depreciation and amortization, loss on extinguishment of debt, non-cash interest, and stock-based compensation, partially offset by a $263.6 million working capital cash outflow. The working capital outflow was driven by a $154.4 million increase in inventories, a $71.3 million increase in accounts receivable and a $46.7 million increase in prepaid expenses and other assets, partially offset by a $24.4 million increase in accrued expenses and other liabilities. The increase in inventories was primarily driven by a planned inventory build to satisfy demand and the addition of our third highly automated manufacturing line. The increase in accounts receivable was primarily due to an increase in U.S. pharmacy channel, which has longer payment terms. The increase in prepaid expenses and other assets was primarily driven by an increase in cloud computing implementation costs. Finally, the increase in accrued expenses and other liabilities was primarily driven by an increase in rebates due to growth in the pharmacy channel and higher compensation costs due to head count additions.
Net cash provided by operating activities of $84.0 million in 2020 was primarily attributable to net income, as adjusted for depreciation and amortization, non-cash interest, and stock-based compensation, partially offset by a $63.4 million working capital cash outflow. The working capital outflow was driven by a $50.5 million increase in inventories and a $34.1 million increase in prepaid expenses and other assets, partially offset by a $27.8 million increase in accrued expenses and other liabilities. The increase in inventories was primarily driven by a planned inventory build associated with the further roll out of Omnipod DASH and an increase in work in progress inventory due to additional capacity from our new contract manufacturer. The increase in prepaid expenses and other assets was primarily driven by an increase in software licenses due to head count additions, and an increase in software-as-a-service to support our strategic initiatives. The increase in accrued expenses and other liabilities, primarily driven by manufacturing operations costs associated with the addition of our contract manufacturer in Kunshan (Shanghai), China, as well as an increase in pharmacy rebates due to the growth in the pharmacy channel.
Investing Activities
Net cash used in investing activities was $82.7 million in 2021, compared with net cash provided by investing activities of $14.0 million in 2020.
Capital Spending—Capital expenditures were $111.9 million and $129.0 million in 2021 and 2020, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2022 to increase compared with 2021 as we continue to invest in manufacturing capabilities to support our growth and new product launches. We expect to fund our capital expenditures using existing cash.
Purchases and Sales of Investments—Proceeds from maturities of marketable securities were $40.0 million in 2021, compared with net proceeds from maturities of $180.5 million for 2020. The $140.5 million decrease was driven by the prior year shift of a portion of our investment portfolio to investments that are classified as cash equivalents.
Acquisition of Intangible Assets—In 2020, following the resolution of a purchase price contingency associated with our 2018 acquisition of customer relationships from a former European distributor, we paid the distributor an additional $36.2 million for a total purchase price of $41.2 million. We had previously paid the distributor $3.8 million in 2019 and the remainder in 2018.
Financing Activities
Net cash provided by financing activities was $40.7 million in 2021, compared with $605.5 million in 2020.
Debt Issuance and Repayment—During 2021, we received net proceeds of $489.5 million from the issuance of the Term Loan and used $460.9 million of the proceeds to partially fund the cash portion of the repurchase of a portion of our 1.375% Notes. In addition, we received net proceeds of $43.1 million from an equipment financing transaction and made $22.3 million in debt principal payments, which primarily related to our equipment financings.
In 2020, we received net proceeds of $68.3 million upon entering into a mortgage of our Acton facility. Additionally, we received net proceeds of $60.0 million upon entering into two equipment financing transactions.
Issuance of Common Stock—In 2020, we sold 2.4 million common shares for $478.7 million in an underwritten registered offering. Net proceeds from the offering were $477.5 million. The proceeds provided us with additional liquidity to mitigate risk and allowed us to continue investing in the growth of our business and our strategic initiatives.
Option Exercises and Employee Stock Purchase Plan Proceeds—Total proceeds from option exercises was $15.4 million and $25.7 million in 2021 and 2020, respectively. The $10.3 million decrease was primarily driven by fewer option exercises by our former chief executive officer. Total proceeds from issuance of employee stock purchases was $8.1 million and $6.0 million in 2021 and 2020, respectively. The $2.1 million increase was primarily driven by growth in plan participation.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $28.2 million and $29.8 million in 2021 and 2020, respectively. The decrease in payments for taxes related to restricted stock net settlements was driven by a decrease in vesting of restricted shares in 2021, compared with 2020 driven by the immediate vesting of a significant portion of a company-wide 20th anniversary equity grant in the prior year.
Commitments and Contingencies
Contractual Obligations—A summary of our contractual obligations and commitments for debt, operating lease obligations and other obligations at December 31, 2021 is presented in the following table:

(in millions)	Short Term	Long Term	Total
Debt obligations	$25.1	$1,423.9	$1,449.0
Interest payments(1)(2)	28.8	124.3	153.1
Purchase obligations(3)	305.2	28.5	333.7
Operating lease obligations(1)	6.9	19.4	26.3
Total contractual obligations	$366.0	$1,596.1	$1,962.1
(1)Interest on debt and lease obligations are projected for future periods using the interest rates in effect as of December 31, 2021. Certain of these projected interest payments may differ in the future based on changes in market interest rates.
(2)Excludes the impact of the interest rate swaps discussed in Note 16 to our consolidated financial statements.
(3)Purchase obligations include commitments for the purchase of Omnipod System components, commitments related to establishing additional manufacturing capabilities and other commitments for purchases of goods or services in the normal course of business. These commitments are derived from purchase orders, supplier contracts and open orders based on projected demand information.
Legal Proceedings—Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against us and is seeking monetary damages and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of our products. We believe that we have meritorious defenses to Roche’s claims and intend to vigorously defend against them. At this time, based on available information regarding this litigation, we are unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses, which could be material; accordingly, we have excluded this exposure from the contractual obligations table above. Refer to Note 17 to our consolidated financial statements for additional information regarding this matter.
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
Revenue Recognition
We recognize revenue when a customer obtains control of the promised products in an amount that reflects the net consideration to which we expect to be entitled. We sell products both direct to consumers and through distributors who resell the products to consumers. Transaction price is typically based on contracted rates less any estimates of claim denials and historical reimbursement experience, guidelines and payor mix, and less estimated variable consideration adjustments including rebates. Recognizing revenue requires us to exercise judgment and use estimates that can have a significant impact on the amount and timing of revenue we report. We exercise significant judgment when we determine variable consideration adjustments. The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We estimate reductions to our revenues for rebates paid to distributors in the United States and Canada and pharmacy benefit managers (“PBM”) in the United States. Rebates are based on contractual arrangements, which may vary. Our estimates are based on products sold, historical experience, trends, specific known market events and, as available, channel inventory data. Rebates charged against gross sales amounted to $143.3 million, $82.5 million and $59.1 million in 2021, 2020 and 2019, respectively. Provisions for rebates, sales discounts and returns, are accounted for as a reduction of sales when revenue is recognized and are included within accounts receivable trade or accrued expenses and other current liabilities on our consolidated balance sheets, based upon the recipient of the rebate. If the actual amounts of consideration that we receive differ from our estimates, we would adjust our estimates and that would affect reported revenue in the period that such variances become known.
Our drug delivery product line includes sales of a modified version of the Omnipod to pharmaceutical and biotechnology companies who use our technology as a delivery method for their drugs. Revenue from the drug delivery product was $87.4 million for 2021. Revenue for this product line is recognized as the product is produced. Accounting for drug delivery revenue requires us to select a method to measure progress towards the satisfaction of the performance obligation. This election of the most meaningful measure of progress by which to recognize drug delivery revenue requires the application of judgment. We elected the input method and selected a blend of cost and time to produce as the measure of progress. Accordingly, revenue is recognized over time using a blend of costs incurred to date relative to total estimated costs at completion and time incurred to date relative to total production time to measure progress toward the satisfaction of our performance obligations. We believe that both incurred cost and elapsed time reflect the value generated, which best depicts the transfer of control to the customer. Contract costs include third-party costs as well as an allocation of manufacturing overhead. Changes from quarter to quarter in quantity and stage of production of in-process inventory could have a significant quarterly impact on revenue.
Contingencies
We are involved in various legal proceedings that arise in the ordinary course of business as further discussed in Note 17 to our consolidated financial statements, including a patent infringement case with Roche. Accruals recorded and related disclosures are based on judgment, both regarding the probability of losses and range of loss, and, where applicable, include the consideration of opinions of internal and/or external legal counsel. When a range is established but a best estimate cannot be made, we record the minimum loss contingency amount, which could be zero. An estimate is often initially developed substantially earlier than the ultimate loss is known and is reevaluated each accounting period. As information becomes known, additional loss provision is recorded when either a best estimate can be made, or the minimum loss amount is increased. When events result in an expectation of a more favorable outcome than previously expected, our best estimate is changed to a lower amount. We record receivables from third-party insurers up to the amount of the related liability when we have determined that existing insurance policies will provide reimbursement. In making this determination, we consider applicable deductibles, policy limits and the historical payment experience of the insurance carriers.
Accounting Standards Issued and Not Yet Adopted as of December 31, 2021
In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments by eliminating certain separation models. Under ASU 2020-06, a convertible debt instrument will generally be reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. In addition, ASU 2020-06 eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance is effective for us beginning in the first quarter of 2022. Adoption of ASU 2020-06 as of January 1, 2022, resulted in a $213 million decrease in additional paid in capital from the derecognition of the bifurcated equity component, a $151 million increase in debt from the derecognition of the discount associated with the bifurcated equity component and a $62 million decrease to the opening balance of accumulated deficit, representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option. Additionally, we expect to write-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment to retained earnings. Adoption of this standard will have no impact on our diluted earnings per share as we calculate earnings per share using the if-converted method.
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
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan, both of which are variable-rate debt. At December 31, 2021, no amounts were outstanding under our Revolving Credit Facility. In May 2021, we entered into two interest rate swap agreements to effectively convert $480.0 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates relative to interest rates as of December 31, 2021 would decrease or increase our annual earnings, respectively, by approximately $0.2 million.

Market Price Sensitive Instruments
As of December 31, 2021, we had outstanding debt related to our convertible senior notes recorded on our consolidated balance sheet of $638.8 million, net of unamortized discount and issuance costs totaling $161.2 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the convertible senior notes, which was $938.8 million as of December 31, 2021, is also impacted by changes in our stock price.
In order to reduce potential equity dilution, in connection with the issuance of the $800.0 million aggregate principal amount of 0.375% Notes, we entered into Capped Calls. We expect the Capped Calls to reduce the potential dilution to our common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of our cash payment obligation) in the event that at the time of conversion our stock price exceeds the conversion price under the 0.375% Notes. The Capped Calls have an initial strike price of $335.90 per share and cover 3.5 million shares of common stock.
Foreign Currency Exchange Risk
Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately 33% of our revenue was denominated in foreign currencies for the year ended December 31, 2021. As our business in regions outside of the United States continues to increase, we will be increasingly exposed to foreign currency exchange risk related to our foreign operations. The cost of revenue related to revenue generated outside of the United States is primarily denominated in U.S. dollars; however, operating costs related to these revenues are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro, British Pound and Canadian Dollar, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We have intercompany receivables and payables from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the British pound and the Canadian dollar. Fluctuations from the beginning to the end of a reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses. Net realized and unrealized gains (losses) from foreign currency transactions are included in other (expense) income, net in the consolidated statement of income and amounted to a loss of $2.0 million for the year ended December 31, 2021.
Item 8. Financial Statements and Supplementary Data
Our financial statements as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Insulet Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
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

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Convertible Debt Repurchase and Conversion
As described further in Note 15 to the consolidated financial statements, the Company repurchased and converted its 1.375% Convertible Senior Notes (“the notes”) due November 2024 for cash and the issuance of common stock. This resulted in a total loss on extinguishment of $42.4 million. We identified this transaction as a critical audit matter.
The principal considerations for our determination that this matter is a critical audit matter are the application of the accounting guidance for cash paid to note holders and the estimation of fair value of the debt component of the notes. The guidance for accounting for the inducement as a debt extinguishment is complex. The Company estimated the fair value of the debt component to determine the loss on extinguishment using a yield model that includes several assumptions, including the discount rate.
Our audit procedures included, but were not limited to, the following:

•We tested the design and operating effectiveness of controls related to management’s accounting and valuation for the repurchase transaction including management’s evaluation of the qualifications of specialists and review of the work performed by the specialists.
•We consulted with our national office resources regarding management’s accounting conclusion that the repurchase of the notes be accounted for as an extinguishment of debt.
•With the assistance of valuation professionals with specialized skills and knowledge, we tested management’s fair value of the debt component of the notes. This included an assessment of the appropriateness of the methodology, inputs and key assumptions used.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.

Boston, Massachusetts
February 23, 2022

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$791.6	$907.2
Short-term investments	—	40.4
Accounts receivable, net (Related Party Transactions Note 5)	161.0	95.3
Inventories	303.2	154.3
Prepaid expenses and other current assets	74.0	51.5
Total current assets	1,329.8	1,248.7
Property, plant and equipment, net	536.5	478.7
Other intangible assets, net	36.6	28.7
Goodwill	39.8	39.8
Other assets	106.1	77.0
Total assets	$2,048.8	$1,872.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$37.7	$54.1
Accrued expenses and other current liabilities (Related Party Transactions Note 5)	166.0	138.1
Current portion of long-term debt	25.1	15.6
Total current liabilities	228.8	207.8
Long-term debt, net	1,248.8	1,043.7
Other liabilities	14.9	17.8
Total liabilities	1,492.5	1,269.3
Commitment and Contingencies (Note 17)
Stockholders’ Equity
Preferred stock, $.001 par value:
Authorized: 5,000,000 shares at December 31, 2021 and 2020 Issued and outstanding: zero shares at December 31, 2021 and 2020	—	—
Common stock, $.001 par value:
Authorized: 100,000,000 shares at December 31, 2021 and 2020 Issued and outstanding: 69,178,691 and 66,017,444 shares at December 31, 2021 and 2020	0.1	0.1
Additional paid-in capital	1,207.9	1,264.3
Accumulated deficit	(649.5)	(666.3)
Accumulated other comprehensive (loss) income	(2.2)	5.5
Total stockholders’ equity	556.3	603.6
Total liabilities and stockholders’ equity	$2,048.8	$1,872.9
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in millions, except share and per share data)	2021	2020	2019
Revenue (Related Party Transactions Note 5)	$1,098.8	$904.4	$738.2
Cost of revenue	346.7	322.1	257.9
Gross profit	752.1	582.3	480.3
Research and development	160.1	146.8	132.3
Selling, general and administrative	466.0	384.0	298.0
Operating income	126.0	51.5	50.0
Interest expense, net	(61.2)	(45.1)	(27.7)
Loss on extinguishment of debt	(42.4)	—	(8.7)
Other (expense) income, net	(1.9)	3.3	0.9
Income before income taxes	20.5	9.7	14.5
Income tax expense	(3.7)	(2.9)	(2.9)
Net income	$16.8	$6.8	$11.6

Net income per share:
Basic	$0.25	$0.11	$0.19
Diluted	$0.24	$0.10	$0.19

Weighted-average number of common shares outstanding (in thousands):
Basic	67,698	64,735	60,594
Diluted	68,579	65,946	62,304
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2021	2020	2019
Net income	$16.8	$6.8	$11.6
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(11.9)	6.8	0.6
Unrealized gain on cash flow hedges	4.5	—	—
Unrealized (loss) gain on available-for-sale securities	(0.3)	(0.1)	1.1
Total other comprehensive (loss) income, net of tax	(7.7)	6.7	1.7
Total comprehensive income	$9.1	$13.5	$13.3
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance, December 31, 2018	59,189	$0.1	$898.5	$(683.6)	$(2.9)	$212.1
Exercise of options to purchase common stock	1,340	—	46.6	—	—	46.6
Issuance of shares for employee stock purchase plan	51	—	4.3	—	—	4.3
Stock-based compensation	—	—	28.7	—	—	28.7
Restricted stock units vested, net of shares withheld for taxes	230	—	(8.6)	—	—	(8.6)
Conversion feature of 0.375% Notes, net of issuance costs	—	—	207.8	—	—	207.8
Extinguishment of conversion feature on 1.25% Notes, net of issuance costs	—	—	(642.3)	—	—	(642.3)
Issuance of shares for debt extinguishment	1,875	—	299.4	—	—	299.4
Purchase of capped call options	—	—	(85.4)	—	—	(85.4)
Net income	—	—	—	11.6	—	11.6
Other comprehensive income	—	—	—	—	1.7	1.7
Balance, December 31, 2019	62,685	0.1	749.0	(672.0)	(1.2)	75.9
Adoption of ASU 2016-13 (Note 2)	—	—	—	(1.1)	—	(1.1)
Issuance of common stock	2,370	—	477.5	—	—	477.5
Exercise of options to purchase common stock	674	—	25.7	—	—	25.7
Issuance of shares for employee stock purchase plan	38	—	6.0	—	—	6.0
Stock-based compensation	—	—	35.9	—	—	35.9
Restricted stock units vested, net of shares withheld for taxes	250	—	(29.8)	—	—	(29.8)
Net income	—	—	—	6.8	—	6.8
Other comprehensive income	—	—	—	—	6.7	6.7
Balance, December 31, 2020	66,017	0.1	1,264.3	(666.3)	5.5	603.6
Exercise of options to purchase common stock	364	—	15.4	—	—	15.4
Issuance of shares for employee stock purchase plan	36	—	8.1	—	—	8.1
Stock-based compensation	—	—	34.4	—	—	34.4
Restricted stock units vested, net of shares withheld for taxes	176	—	(28.2)	—	—	(28.2)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(808.5)	—	—	(808.5)
Issuance of shares for debt extinguishment	2,586	—	722.4	—	—	722.4
Net income	—	—	—	16.8	—	16.8
Other comprehensive loss	—	—	—	—	(7.7)	(7.7)
Balance, December 31, 2021	69,179	$0.1	$1,207.9	$(649.5)	$(2.2)	$556.3
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities
Net income	$16.8	$6.8	$11.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	57.4	55.4	27.9
Non-cash interest	40.2	45.2	35.6
Stock-based compensation	34.4	35.9	28.7
Loss on extinguishment of convertible debt	42.4	—	8.7
Provision for credit losses	3.1	3.3	4.5
Other	1.2	0.8	1.1
Changes in operating assets and liabilities:
Accounts receivable	(71.3)	(13.7)	(10.9)
Inventories	(154.4)	(50.5)	(30.2)
Prepaid expenses and other assets	(46.7)	(34.1)	(21.9)
Accounts payable	(15.6)	7.1	25.6
Accrued expenses and other liabilities	24.4	27.8	17.7
Net cash (used in) provided by operating activities	(68.1)	84.0	98.4
Cash flows from investing activities
Capital expenditures	(111.9)	(129.0)	(163.7)
Acquisition of intangible assets	(10.8)	(37.5)	(7.2)
Proceeds from the maturity or sale of investments	40.0	218.4	247.9
Purchases of investments	—	(37.9)	(150.6)
Net cash (used in) provided by investing activities	(82.7)	14.0	(73.6)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	—	—	780.2
Repayment of convertible debt	(460.9)	—	(663.6)
Proceeds from issuance of term loan, net of issuance costs	489.5	—	—
Repayment of term loan	(2.5)	—	—
Proceeds from equipment financings, net of issuance costs	43.1	60.0	—
Repayment of equipment financings	(17.8)	(1.4)	—
Proceeds from mortgage, net of issuance costs	—	68.3	—
Repayment of mortgage	(2.0)	(0.3)	—
Payment of debt issuance costs	(4.0)	(0.5)	—
Purchase of capped call options	—	—	(85.4)
Proceeds from issuance of common stock, net	—	477.5	—
Proceeds from exercise of stock options	15.4	25.7	46.6
Proceeds from issuance of common stock under employee stock purchase plan	8.1	6.0	4.3
Payment of withholding taxes in connection with vesting of restricted stock units	(28.2)	(29.8)	(8.6)
Net cash provided by financing activities	40.7	605.5	73.5
Effect of exchange rate changes on cash	(5.5)	4.8	1.5
Net (decrease) increase in cash, cash equivalents, and restricted cash	(115.6)	708.3	99.8
Cash, cash equivalents, and restricted cash, beginning of year	922.0	213.7	113.9
Cash, cash equivalents, and restricted cash, end of year (Note 6)	$806.4	$922.0	$213.7

Supplemental cash flow information
Cash paid for interest, net of amount capitalized	$21.5	$2.6	$—
Cash paid for taxes	$7.0	$3.0	$2.5
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$6.1	$6.7	$13.3
Purchases of intangible assets included in accounts payable and accrued expenses	$3.2	$—	$0.5
Lease liabilities arising from obtaining right-of-use assets	$0.7	$2.5	$9.8

The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of the Business
Insulet Corporation (the “Company”) is primarily engaged in the development, manufacture and sale of its proprietary Omnipod System, an innovative, continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that is worn on the body for up to three days at a time, and its wireless companion, the handheld Personal Diabetes Manager (“PDM”) or Controller. The Omnipod System, which features two discreet, easy-to-use devices, communicates wirelessly, provides for virtually pain-free automated cannula insertion and eliminates the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. The Omnipod System includes: the Omnipod Insulin Management System (“Omnipod”) and its next generation Omnipod DASHTM Insulin Management System (“Omnipod DASH”). Omnipod DASH features a secure Bluetooth enabled Pod and PDM with a color touch screen user interface supported by smartphone connectivity.
The Company generates most of its revenue from sales of the Omnipod System, which is sold in the U.S., Europe, Canada, the Middle East and Australia. The Omnipod System is sold either directly to end-users or indirectly through intermediaries. Intermediaries include independent distributors who resell the Omnipod to end-users and wholesalers who sell the Company’s product to end-users through the pharmacy channel in the United States.
In addition to selling the Omnipod System for insulin delivery, the Company also partners with global pharmaceutical and biotechnology companies to tailor the Omnipod System technology platform for the delivery of subcutaneous drugs across other therapeutic areas. The majority of the Company’s drug delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
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
Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. Unbilled revenues have been combined with accounts receivable, net on the consolidated balance sheet. The impact of this change was an increase to accounts receivable, net and a decrease to prepaid expenses and other current assets at December 31, 2020. Unbilled revenue is presented in Note 8. In addition, the Company reclassified the change in unbilled receivables from the change in prepaid expenses and other current assets to the change in accounts receivable in the prior year statements of cash flows in the amount of $1.9 million and $0.1 million for the years ended December 31, 2020 and 2019, respectively. There was no change to previously reported total current assets or net cash (used in) provided by operating activities.
Foreign Currency Translation
For the foreign subsidiaries of the Company, assets and liabilities are translated into U.S. dollars using exchange rates as of the balance sheet date, and income and expenses are translated using the average exchange rates in effect for the related month. The net effect of these translation adjustments is reported in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheet. Net realized and unrealized (losses) gains from foreign currency transactions are included in other (expense) income, net in the consolidated statement of income and were $(2.0) million, $3.2 million and $(0.6) million for the years ended December 31, 2021, 2020 and 2019, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents may include money market mutual funds, commercial paper and U.S. government and agency bonds that are carried at cost, which approximates their fair value. Restricted cash required to be set aside in connection with equipment financings or that serves as collateral for outstanding letters of credit and bank guarantees is included in other assets and cash and cash equivalents on the consolidated balance sheet.
Investments in Marketable Securities
Investments may consist of certificates of deposit, commercial paper, U.S. government and agency bonds and corporate bonds. Theses available-for-sale marketable securities are carried at fair value and unrealized gains and losses are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheet. Investments with a stated maturity date of more than one year from the balance sheet date and that are not expected to be used in current operations are classified as long-term investments on the consolidated balance sheet. The Company reviews investments for other-than-temporary impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is other than temporarily impaired, the loss is included in other income (expense), net in the consolidated statement of income.
Accounts Receivable and Allowance for Credit Losses
Effective January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326) (“ASU 2016-13”) using the modified retrospective method, whereby the guidance is applied prospectively as of the date of adoption and prior periods are not restated. The cumulative effect of adopting ASU 2016-13 resulted in a $1.1 million increase to the opening balance of accumulated deficit upon adoption related to an increase in the allowance for credit losses on accounts receivable.
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
Contract Acquisition Costs
The Company incurs commission costs to obtain a contract related to new customer starts. These costs are capitalized as contract assets in other assets, net of the short-term portion included in prepaid and other current assets. Costs to obtain a contract are amortized to selling, general and administrative expense on a straight-line basis over the expected period of benefit, which considers future product upgrades for which a commission would be paid. These costs are periodically reviewed for impairment.
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
Level 2 — significant other observable inputs that are observable either directly or indirectly; and
Level 3 — significant unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 6 and 15 for financial assets and liabilities held at carrying amount on the consolidated balance sheet and Notes 7 and 16 for investments and derivative instruments measured at fair value on a recurring basis.
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
The Company may assess its goodwill for impairment initially using a qualitative approach to determine whether conditions exist that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. If management concludes, based on its assessment of relevant events, facts and circumstances that it is more likely than not that a reporting unit’s carrying value is greater than its fair value, then a quantitative analysis will be performed to determine if there is any impairment. Alternatively, the Company may elect to initially perform a quantitative analysis instead of starting with a qualitative analysis. The Company would record an impairment loss to the extent that the carrying value of the reporting unit’s goodwill exceeds its fair value.

Intangible assets acquired in a business combination are recorded at fair value, while intangible assets purchased or software developed for internal-use are recorded at cost and are stated at cost less accumulated amortization. Intangible assets with finite useful lives are amortized based on the pattern in which the economic benefits of the assets are estimated to be consumed over the following estimated useful lives of the assets:

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
Cloud Computing Arrangements
The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within other current and non-current assets and amortizes such costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. The Company assesses the recoverability of capitalized implementation costs in accordance with the policy disclosed under Property, Plant and Equipment.
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
Revenue Recognition
Revenue is recognized when a customer obtains control of the promised products. The amount of revenue recognized reflects the consideration the Company expects to be entitled to receive in exchange for these products. To achieve this core principle, the Company applies the following five steps:
•Identify Contracts with Customers. The Company’s contracts with its direct customers generally consist of a physician order form, a customer information form and, if applicable, third-party insurance (payor) approval. Contracts with the Company’s intermediaries are generally in the form of master service agreements against which firm purchase orders are issued. At the outset of the contract, the Company assesses the customer’s ability and intention to pay, which is based on a variety of factors including historical payment experience or, in the case of a new intermediary, credit references and other available financial information pertaining to the customer and, in the case of a new direct customer, an investigation of insurance eligibility.
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
•Determine Transaction Price. The price charged for the PDM and Pods is dependent on the Company’s pricing as established with third-party payors and intermediaries. The Company provides a right of return for sales of its Omnipod to new end-users and certain of our distributors and wholesalers. The Company also provides for certain rebates and discounts for sales of its product through intermediaries. These rights of return, discounts and rebates represent variable consideration and reduce the transaction price at the outset of the contract based on the Company’s estimates, which are primarily based on the expected value method using historical and other data (such as product return trends or forecast sale volumes) related to actual product returns, discounts and rebates paid in each market in which the Omnipod is sold. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur; otherwise, the Company reduces the variable consideration. The variable consideration in the Company’s contracts is not typically constrained and the Company’s contracts do not contain significant financing components.
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
The Company’s drug delivery product line includes sales of a modified version of the Omnipod to pharmaceutical and biotechnology companies who use the Company’s technology as a delivery method for their drugs. For the majority of this product line, revenue is recognized, with an associated unbilled receivable, as the product is produced pursuant to the customer’s firm purchase commitments. The Company has an enforceable right to payment for performance completed to date and the inventory has no alternative use to the Company. Judgment is required in the assessment of progress toward completion of in-process inventory. The Company recognizes revenue over time using a blend of costs incurred to date relative to total estimated costs at completion and time incurred to date relative to total production time to measure progress toward the satisfaction of its performance obligations. The Company believes that both incurred cost and elapsed time reflect the value generated, which best depicts the transfer of control to the customer. Contract costs include third-party costs as well as an allocation of manufacturing overhead.
Research and Software Development Costs
Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services and other costs.
Costs incurred in the research, design, and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the ultimate product to be sold is established. The Company’s policy is that technological feasibility is achieved when a working model, with the key features and functions of the product, is available for customer testing. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Capitalized software development costs are amortized over their estimated useful life and recorded within cost of revenues.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in selling, general and administrative expenses and were $10.5 million, $10.1 million and $9.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were $44.1 million, $30.0 million and $11.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. A valuation allowance is provided to reduce the deferred tax assets if, based on the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The effect of a change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Interest and penalties are classified as a component of income tax expense.
Concentration of Credit Risk
Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents, short-term and long-term investments in marketable securities and accounts receivable. The Company maintains most of its cash, and investments with a limited number of financial institutions that have a high investment grade credit rating. See Notes 4 and 8 for customer concentration.
Recently Adopted Accounting Standard
Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in the former guidance regarding the approach for intraperiod tax allocations, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements.
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
Geographic information about revenue, based on customer location, is as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
United States(1)	$738.9	$596.4	$485.1
International	359.9	308.0	253.1
Total	$1,098.8	$904.4	$738.2
(1) Includes U.S. Omnipod and Drug Delivery revenues.

Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

	As of December 31,
(in millions)	2021	2020
United States	$445.4	$409.7
China	84.1	66.2
Other	7.0	2.8
Total	$536.5	$478.7
Note 4. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenues:

	Years Ended December 31,
(in millions)	2021	2020	2019
U.S. Omnipod	$651.5	$526.9	$420.4
International Omnipod	359.9	308.0	253.1
Total Omnipod	1,011.4	834.9	673.5
Drug Delivery	87.4	69.5	64.7
Total revenue	$1,098.8	$904.4	$738.2
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Years Ended December 31,
	2021	2020	2019
Distributor A	10%	11%	*
Distributor B	12%	10%	11%
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

	As of December 31,
(in millions)	2021	2020
Accrued expenses and other current liabilities	$3.5	$5.4
Other liabilities	1.5	1.0
Total deferred revenue	$5.0	$6.4
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	As of December 31,
(in millions)	2021	2020	2019
Deferred revenue recognized	$4.4	1.8	1.2
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet accounts in the amounts shown:

	As of December 31,
(in millions)	2021	2020
Prepaid expenses and other current assets	$13.3	$11.0
Other assets	26.1	21.9
Total capitalized contract acquisition costs, net	$39.4	$32.9
The Company recognized $12.3 million, $10.6 million, and $8.8 million of amortization of capitalized contract acquisition costs for the years ended December 31, 2021, 2020, and 2019, respectively.

Note 5. Related Party Transactions
In February 2021, the Company entered into a distribution agreement, the terms of which are consistent with those prevailing at arm's length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor. During the year ended December 31, 2021, the Company recorded $58.2 million of net revenues from the distributor. At December 31, 2021, the Company had $25.8 million of net accounts receivable due from the distributor and an aggregate $1.7 million of distribution fees due to the distributor and deferred revenue, included in accrued expenses and other current liabilities on its consolidated balance sheet.
Note 6. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents as of December 31, 2021 and 2020:

	As of December 31,
(in millions)	2021	2020
Cash	$159.3	$164.6
Money market mutual funds	630.7	739.8
Restricted cash	1.6	2.8
Total cash and cash equivalents	791.6	907.2
Restricted cash included in other assets	14.8	14.8
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$806.4	$922.0
The restricted cash included in other assets on the consolidated balance sheet is held as a compensating balance against long-term borrowings.
All cash and cash equivalents are level 1 in the fair value hierarchy.
Note 7. Investments
The table below provides amortized costs, gross unrealized gains and losses, fair values and the level in the fair value hierarchy for the Company’s investments at December 31, 2020. The Company had no investments at December 31, 2021. Realized gains or losses were insignificant for the years ended December 31, 2021, 2020 and 2019.

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
Note 8. Accounts Receivable
At the end of each period, accounts receivable were comprised of the following:

	As of December 31,
(in millions)	2021	2020
Accounts receivable trade, net	$127.0	$83.8
Unbilled receivable	34.0	11.5
Accounts receivable, net	$161.0	$95.3
At December 31, 2021, two distributors accounted for 35% of the Company’s consolidated net accounts receivable trade. At December 31, 2020, one distributor accounted for 15% consolidated the Company’s net accounts receivable trade.

The following table presents the activity in the allowance for credit losses, which is comprised primarily of our direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

	Year Ended December 31,
(in millions)	2021	2020
Credit losses at beginning of year, after adoption of ASU 2016-1	$2.9	$4.9
Provision for expected credit losses	3.1	3.3
Write-offs charged against allowance	(3.8)	(5.8)
Recoveries of amounts previously reserved	0.5	0.5
Credit losses at end of year	$2.7	$2.9
Note 9. Inventories
At the end of each period, inventories were comprised of the following:

	As of December 31,
(in millions)	2021	2020
Raw materials	$70.0	$30.7
Work in process	112.6	59.6
Finished goods	120.6	64.0
Total inventories	$303.2	$154.3
Note 10. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	As of December 31,
(in millions)	2021	2020
Short-term portion	$18.4	$5.4
Long-term portion	49.2	20.3
Total capitalized implementation costs	67.6	25.7
Less: accumulated amortization	(4.4)	(1.5)
Capitalized implementation costs, net	$63.2	$24.2
Amortization expense was $2.9 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively. Amortization expense for the year ended December 31, 2019 was insignificant.
Note 11. Property, Plant and Equipment, Net
Property, plant and equipment at cost and accumulated depreciation were as follows:

	As of December 31,
(in millions)	2021	2020
Land	$2.5	$2.5
Building and building improvements	159.5	147.3
Machinery and equipment	437.2	318.7
Furniture and fixtures	15.9	14.8
Leasehold improvements	5.9	4.4
Construction in process	94.7	119.6
Total property, plant and equipment	715.7	607.3
Less: accumulated depreciation	(179.2)	(128.6)
Property, plant and equipment, net	$536.5	$478.7
Depreciation expense related to property and equipment was $50.6 million, $38.0 million and $25.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Construction in process primarily consists of manufacturing equipment located at the Company’s U.S. manufacturing facility in Acton, Massachusetts and contract manufacturer in Kunshan (Shanghai), China, most of which is expected to be placed into service during 2022.

Note 12. Goodwill and Other Intangible Assets, Net
Goodwill
The carrying amount of goodwill was $39.8 million at both December 31, 2021 and December 31, 2020.

Intangible Assets, Net
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	As of December 31,
	2021			2020
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships (1)	$43.4	$(23.4)	$20.0	$43.3	$(18.3)	$25.0
Internal-use software	25.5	(10.2)	15.3	11.4	(8.6)	2.8
Intellectual property	1.6	(0.3)	1.3	1.1	(0.2)	0.9
Total intangible assets	$70.5	$(33.9)	$36.6	$55.8	$(27.1)	$28.7
(1) Includes customer relationships acquired from the Company’s former European distributor. See Note 17.
Intangible asset amortization expense was $6.8 million, $17.4 million and $2.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense associated with the intangible assets included on the Company’s consolidated balance sheet as of December 31, 2021 is expected to be as follows:

Years Ending December 31,	(in millions)
2022	$7.9
2023	6.8
2024	5.8
2025	5.2
2026	4.7
Note 13. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of December 31,
(in millions)	2021	2020
Employee compensation and related costs	$70.3	$53.1
Accrued rebates	30.2	13.1
Professional and consulting services	17.0	19.1
Other	48.5	52.8
Accrued expenses and other current liabilities	$166.0	$138.1
Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Years Ended December 31,
(in millions)	2021	2020
Product warranty liability at beginning of year	$6.7	$8.5
Warranty expense	10.7	10.7
Warranty claims settled	(10.6)	(12.5)
Product warranty liability at end of year	$6.8	$6.7

Note 14. Leases
As of December 31, 2021, the Company leased certain office spaces, laboratory space, warehouse space and automobiles, all of which were classified as operating leases. Certain of the Company’s operating leases include escalating rental payments, some include the option to extend for up to 5 years, and some include options to terminate the leases at certain times within the lease term.
As of December 31, 2021, operating lease assets and operating lease liabilities were included in the following consolidated balance sheet accounts in the amounts shown:

	Years Ended December 31,
(in millions)	2021	2020
Operating lease asset:
Other assets	$9.9	$14.9
Operating lease liabilities:
Accrued expenses and other current liabilities	$5.0	$4.9
Other liabilities	7.6	12.0
Total operating lease liabilities	$12.6	$16.9
The Company’s total operating lease cost was $6.0 million, $5.4 million, and $4.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $5.7 million and $4.6 million for the years ended December 31, 2021 and 2020, respectively.
Maturities of lease liabilities as of December 31, 2021 are as follows:

Years Ending December 31,	(in millions)
2022	$5.5
2023	3.0
2024	3.0
2025	2.0
2026	0.1
Thereafter	—
Total future minimum lease payments	13.6
Less: imputed interest	(1.0)
Present value of future minimum lease payments	$12.6
As of December 31, 2021, the weighted average remaining lease term for operating leases was 3.1 years and the weighted-average discount rate used to determine the operating lease liability was 6.0%.
During the year ended December 31, 2021, the Company entered into an operating lease for additional warehouse space. The lease commences in 2022 and has a term of 7 years. Total future minimum lease payments under this lease is $12.7 million.

Note 15. Debt
The components of debt consisted of the following:

	As of December 31,
(in millions)	2021	2020
1.375% Convertible Senior Notes due November 2024	$—	$402.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Term loan due May 2028	497.5	—
Equipment financing due May 2024	16.0	22.2
Equipment financing due November 2025	29.6	36.4
Equipment financing due July 2028	38.2	—
5.15% Mortgage due November 2025	67.7	69.7
Unamortized debt discount	(159.9)	(252.5)
Debt issuance costs	(15.2)	(19.0)
Total debt, net	1,273.9	1,059.3
Less: current portion	25.1	15.6
Total long term-debt, net	$1,248.8	$1,043.7
1.375% Convertible Senior Notes
In 2021, the Company repurchased $370.4 million in principal ($305.7 million net of discount and issuance costs) of its 1.375% Convertible Senior Notes due November 2024 (“1.375% Notes”) for $460.8 million in cash and the issuance of 2.2 million shares with a fair value of $622.7 million. The remaining $32.1 million in principal of the 1.375% Notes were converted into approximately 0.4 million shares with a fair value of $99.8 million. The debt repurchase and conversions resulted in a $42.4 million loss on extinguishment, including cash paid to the note holders as an inducement to convert and transaction costs.
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
Under the same agreement, the Company obtained a $60 million three year senior secured revolving credit facility (the “Revolving Credit Facility”). Outstanding borrowings bear interest at a rate of LIBOR plus an applicable margin of 2.75% to 3.25% based on the Company’s net leverage ratio. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding. No amount was outstanding under the Revolving Credit Facility at December 31, 2021.
Borrowings under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company, and are secured by substantially all assets of the Company and of each subsidiary guarantor, subject to certain exceptions. Additionally, borrowings under the Credit Agreement are senior to all of the Company’s unsecured indebtedness, including the convertible notes.
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
In July 2021, the Company entered into a $43.1 million equipment financing transaction secured by one the manufacturing lines located at the Company's Acton, Massachusetts manufacturing facility. The equipment financing is payable over 84 months and has an effective interest rate of 4.3%.
5.15% Mortgage
In October 2020, the Company entered into a Mortgage Loan Agreement (the “Mortgage”), which provides for a $70.0 million loan with an effective interest rate of 5.7%. Proceeds under the Mortgage are secured by the Company’s Acton, Massachusetts headquarters. The Mortgage is repayable in monthly installments of $0.5 million, with the outstanding principal balance of the loan due in November 2025. The Mortgage contains non-financial customary covenants, none of which are considered restrictive to the Company’s operations.
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
Maturity of Debt
The maturity of debt as of December 31, 2021 is as follows:

Years Ending December 31,	(in millions)
2022	$25.1
2023	27.0
2024	23.4
2025	78.6
2026	811.1

Fair Value
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	As of December 31,
	2021		2020
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
1.375% Convertible Senior Notes(1)	$—	$—	$323.9	$1,104.2
0.375% Convertible Senior Notes(1)	638.8	938.8	609.2	902.0
Term loan due May 2028(2)	485.2	498.1	—	—
Equipment financings(3)	83.7	83.7	58.3	58.3
5.15% Mortgage(3)	66.2	66.2	67.9	67.9
Total	$1,273.9	$1,586.8	$1,059.3	$2,132.4
(1) Convertible debt is classified as Level 2 in the fair value hierarchy. Fair value was determined using the Company’s quoted stock price and the contractual conversion rate.
(2) Term debt is classified as Level 1 in the fair value hierarchy. Fair value was determined using quoted market prices.
(3) The equipment financings and Mortgage are classified as Level 3 in the fair value hierarchy. The fair values were determined using the cost bases of the financial liabilities, which approximate their carrying values.
Note 16. Derivative Instruments
The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties. In May 2021, the Company entered into two interest rate swap agreements that expire on April 30, 2025. Under the interest rate swap agreements, the Company receives variable rate interest payments and pays fixed interest rates of 0.95% and 0.96% on a total notional value of $480.0 million of its Term Loan. The Company has designated the interest rate swaps as cash flow hedges.
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the interest rate swap was $4.5 million at December 31, 2021 and was included in other assets on the consolidated balance sheet.
Note 17. Commitments and Contingencies
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
In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, including Pods, PDMs, and other components of the system, and kits in the United States infringed Roche’s now-expired U.S. Patent 7,931,613. Roche is seeking monetary damages and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of the Company’s products. The Company believes that it has meritorious defenses to Roche’s claims and intends to vigorously defend against them. The court has set a trial date of July 25, 2022. By Order of the Court, on October 29, 2021, representatives of Roche and the Company participated in a mediation conference, the results of which were unsuccessful. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate, or range of estimates, of potential losses, which could be material.
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

Note 18. Stock-Based Compensation
Equity Award Plan
In May 2017, the Company adopted the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which replaced its previous stock option and incentive plan (the “2007 Plan”). The 2017 Plan provides for a maximum of 5.2 million shares to be issued, in addition to the number of shares related to awards outstanding under the 2007 Plan that are terminated by expiration, forfeiture or cancellation. The shares can be issued as stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards or dividend equivalent rights. As of December 31, 2021, 3.2 million shares remain available for future issuance under the 2017 Plan.

Stock-Based Compensation
Compensation expense related to stock-based awards was recorded as follows:

	Year Ended December 31,
(in millions)	2021	2020	2019
Cost of revenue	$0.5	$1.2	$1.0
Research and development	7.6	10.9	9.1
Selling, general and administrative	26.3	23.8	18.6
Total	$34.4	$35.9	$28.7
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
The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2020	1,078,488	$57.99
Granted	61,573	$279.29
Exercised	(363,535)	$42.57		$86.5
Forfeited and canceled	(11,069)	$136.45
Outstanding at December 31, 2021	765,457	$81.98	5.6	$141.7
Vested, December 31, 2021	599,375	$52.34	4.9	$128.1
Vested or expected to vest, December 31, 2021	748,363	$78.85	5.5	$140.8
The aggregate intrinsic value of options exercised for the years ended December 31, 2020 and 2019 was $115.9 million and $119.2 million, respectively.
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

	Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.5% - 0.6%	0.3% - 1.4%	1.8% - 2.6%
Expected life of options (in years)	4.2 - 4.4	4.5	4.4 - 4.8
Dividend yield	—%	—%	—%
Expected stock price volatility	41.4% - 41.6%	39.5% - 41.7%	40.1% - 40.5%
Fair value per option	$95.92	$69.90	$34.98
As of December 31, 2021, there was $8.0 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.6 years.
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

RSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	259,687	$134.90
Granted	97,642	278.68
Vested	(139,372)	121.78
Forfeited	(16,245)	208.09
Outstanding at December 31, 2021	201,712	$207.97
The weighted-average grant-date fair value per share of RSUs granted was $211.77 and $96.62 for the years ended December 31, 2020 and 2019, respectively. The total fair value of RSUs vested was $17.0 million, $20.7 million and $11.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $26.1 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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
PSU activity is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2020	230,089	$110.63
Granted	97,824	273.79
Vested	(138,489)	74.50
Forfeited	(6,981)	161.67
Outstanding at December 31, 2021 (1)	182,443	$171.02
(1) Based on 101% achievement of the performance metrics, approximately 84,000 shares of Insulet were earned for awards that were granted in 2019 for the performance period ended December 31, 2021. These shares vested in February 2022.
The weighted-average grant-date fair value per share of PSUs granted was $202.23 and $95.91 for the years ended December 31, 2020 and 2019, respectively. The total fair value of PSUs vested was $10.3 million, $9.1 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $13.0 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to 880,000 shares of common stock to participating employees. Employees that participate in the Company’s ESPP may annually purchase up to a maximum of 800 shares per offering period or $25,000 worth of common stock by authorizing payroll deductions of up to 10% of their base salary. The purchase price for each share purchased is 85% of the lower of the fair market value of the common stock on the first or last day of the offering period. The Company issued 36,103, 38,313 and 51,502 shares of common stock for the years ended December 31, 2021, 2020 and 2019, respectively, to employees participating in the ESPP. As of December 31, 2021, 472,659 shares remain available for future issuance under the ESPP Plan.
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

	Years Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.04% - 0.1%	0.1% - 0.2%	1.6% - 2.3%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—%	—%	—%
Expected stock price volatility	19.4% - 31.7%	29.7% - 38.5%	27.5% - 31.4%
The weighted average grant date fair value of the six-month option inherent in the ESPP was $60.65, $55.10, and $46.30, for the years ended December 31, 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $1.1 million of unrecognized compensation cost related to the ESPP. This cost is expected to be recognized over a weighted average period of 0.4 years.
Note 19. Accumulated Other Comprehensive (Loss) Income
Changes in the components of accumulated other comprehensive (loss) income, net of tax, were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized (Losses) Gains on Available-for-sale Securities	Unrealized Gains on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(2.2)	$(0.7)	$—	$(2.9)
Other comprehensive income	0.6	1.1	—	1.7
Balance, December 31, 2019	(1.6)	0.4	—	(1.2)
Other comprehensive income (loss)	6.8	(0.1)	—	6.7
Balance, December 31, 2020	5.2	0.3	—	5.5
Other comprehensive (loss) income before reclassifications	(11.9)	(0.3)	3.0	(9.2)
Amounts reclassified to net income	—	—	1.5	1.5
Balance, December 31, 2021	$(6.7)	$—	$4.5	$(2.2)

Note 20. Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan in the United States. The Company generally makes a matching contribution equal to 50% of each employee’s elective contribution to the plan up to 6% of the employee’s eligible pay. In addition, the Company offers defined contribution plans for eligible employees in its foreign subsidiaries. The total amount contributed by the Company to these defined contribution plans was $8.5 million, $6.7 million and $5.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 21. Interest Expense, Net
Interest expense, net of portion capitalized was as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
Cash interest, net of interest rate swaps	$27.1	$9.5	$9.5
Accretion of debt discount	36.7	42.3	32.8
Amortization of debt issuance costs	3.5	2.9	2.8
Capitalized interest	(5.6)	(6.6)	(10.5)
Interest expense, net of portion capitalized	61.7	48.1	34.6
Interest income	(0.5)	(3.0)	(6.9)
Interest expense, net	$61.2	$45.1	$27.7

Note 22. Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Years Ended December 31,
(in millions)	2021	2020	2019
U.S.	$25.3	$(1.6)	$2.5
Foreign	(4.8)	11.3	12.0
Income before income taxes	$20.5	$9.7	$14.5
Income tax expense consists of the following:

	Years Ended December 31,
(in millions)	2021	2020	2019
Current:
U.S. State	$0.5	$0.2	$0.2
Foreign	2.0	4.0	3.4
Total current expense	2.5	4.2	3.6
Deferred:
U.S. Federal	—	—	(0.1)
Foreign	1.2	(1.3)	(0.6)
Total deferred expense	1.2	(1.3)	(0.7)
Income tax expense	$3.7	$2.9	$2.9
Reconciliations of the federal statutory income rate to the Company’s effective income tax rate are as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	4.8	7.0	4.2
State taxes, net of federal benefit	1.8	1.3	1.3
Tax credits	(16.8)	(40.5)	(15.4)
Stock-based compensation	(117.0)	(311.1)	(158.7)
Extinguishment of debt	(57.5)	—	14.8
Capital loss carryforward expirations	52.1	—	—
Non-deductible officers’ compensation	45.7	30.0	1.9
Permanent items	1.9	2.1	3.0
Foreign income taxed in the U.S.	—	(21.0)	19.0
Change in valuation allowance	77.2	336.2	130.6
Intercompany transfer of intellectual property	4.6	—	—
Other	0.4	4.6	(1.9)
Effective income tax rate	18.2%	29.6%	19.8%
For all periods presented, no provision for income taxes has been provided on undistributed earnings of the Company's foreign subsidiaries, except for Canada, because such earnings are indefinitely reinvested in the foreign operations. The Company has recorded a deferred tax liability for withholding tax that could be incurred upon repatriation of earnings from its Canadian subsidiary, the amount of which is not significant. A deferred tax liability related to the repatriation of approximately $24.6 million indefinitely reinvested earnings would not be material to the Company’s consolidated financial statements, primarily due to treaty-based withholding tax rates in the jurisdictions in which the Company operates.
The Company files federal, state and foreign tax returns, which are subject to examination by the relevant tax authorities. The tax filings relating to the Company’s U.S. federal and state tax returns are currently open to examination for tax years 2018 through 2020. In addition, the Company's U.S. net operating loss carryforwards from 2001 and forward may be subject to examination if the losses are utilized in future years.
As of December 31, 2021, 2020 and 2019 the Company had no uncertain tax positions.

The components of the net deferred tax asset at the end of each year are as follows:

	As of December 31,
(in millions)	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$170.2	$173.8
Tax credits	28.8	21.3
Capital loss carryforwards	—	12.2
Inventory capitalization	6.5	2.1
Intangible assets	11.6	3.6
Interest limitation carryforwards	7.3	1.6
Stock-based compensation	5.9	5.8
Other	16.0	11.7
Total deferred tax assets	246.3	232.1
Deferred tax liabilities:
Prepaid assets	(4.8)	(3.5)
Property, plant and equipment	(22.2)	(10.5)
Amortization of debt discount	(22.9)	(60.6)
Capitalized contract acquisition costs	(9.2)	(7.5)
Other	(4.0)	(4.6)
Total deferred tax liabilities	(63.1)	(86.7)
Net deferred tax asset before valuation allowance	183.2	145.4
Valuation allowance	(182.4)	(143.4)
Net deferred tax asset	$0.8	$2.0
The Company maintained a valuation allowance of $182.4 million and $143.4 million at December 31, 2021 and 2020, respectively, against U.S. federal, state and foreign deferred tax assets, as management has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. During 2021, the Company recorded a full valuation allowance against its U.K. deferred tax assets as a result of additional costs incurred in connection with a transfer of intellectual property. These valuation allowances are based on cumulative tax losses in the U.S. and U.K. and the uncertainty of generating future taxable income in these jurisdictions to utilize our loss and credit carryforwards. The $39.0 million increase in the Company’s valuation allowance during the year ended December 31, 2021 was primarily due to temporary differences in the U.S. and the recording of a $11.0 million valuation allowance in the U.K.
The Company’s net operating loss carryforwards consist of the following:

	Years Ended December 31,
(in millions)	2021	2020
U.S. Federal	$708.8	$732.4
State	$327.3	$341.3
Foreign	$16.4	$5.4
As of December 31, 2021, $188.8 million of the U.S. federal net operating losses and the full amount of the foreign net operating losses have an indefinite carryforward period. The remaining U.S. federal carryforwards, if not utilized, expire through 2037, and the state net operating loss carryforwards expire through 2041. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depends predominantly upon the Company’s ability to generate taxable income in the U.S. Research and development and other tax credits were $31.4 million and $22.8 million at December 31, 2021 and 2020, respectively. If not utilized, federal research and development credits will begin to expire in 2022. These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based on changes in the ownership of the Company ordinary shares.

Note 23. Net Income Per Share
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

	Years Ended December 31,
(in thousands)	2021	2020	2019
Weighted average number of common shares outstanding, basic	67,698	64,735	60,594
Stock options	686	1,025	1,487
Restricted stock units	195	186	223
Weighted average number of common shares outstanding, diluted	68,579	65,946	62,304
The number of common share equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
1.375% Convertible Senior Notes	2,024	4,319	4,319
0.375% Convertible Senior Notes	3,528	3,528	3,528
Restricted stock units	166	282	431
Stock options	53	58	13
Total	5,771	8,187	8,291
Note 24. Subsequent Events
In January 2022, the Company paid $29 million to acquire a supplier to bring key intellectual property and expertise in-house, strengthen production capabilities and mitigate supply chain risks. In addition, the Company made a $5 million strategic investment in another company.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in the Company’s valuation allowance accounts:

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other(1)	Deductions	Balance at End of Year
(in millions)
Year Ended December 31, 2021
Allowance for credit losses	$2.9	$3.1	$—	$(3.3)	$2.7
Reserve for rebates	$16.9	$143.3	$—	$(126.1)	$34.1
Deferred tax valuation allowance	$143.4	$77.4	$—	$(38.4)	$182.4
Year Ended December 31, 2020
Allowance for credit losses	$3.8	$3.3	$1.1	$(5.3)	$2.9
Reserve for rebates	$12.1	$82.5	$—	$(77.7)	$16.9
Deferred tax valuation allowance	$104.4	$61.7	$—	$(22.7)	$143.4
Year Ended December 31, 2019
Allowance for doubtful accounts	$3.6	$4.5	$—	$(4.3)	$3.8
Reserve for rebates	$8.6	$59.1	$—	$(55.6)	$12.1
Deferred tax valuation allowance	$126.3	$43.6	$—	$(65.5)	$104.4
(1) Increase in allowance for credit losses from the adoption of ASU 2016-13, Credit Losses (Topic 326). Refer to Note 8 to the consolidated financial statements included in Item 8 for additional information.

Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria). Based on our assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their report is included in Item 8 of this Form 10-K.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	765,457	$81.98	3,249,369	(2)
Equity compensation plans not approved by security holders	—	$—	—
Total	765,457	$81.98	3,249,369
(1) Includes our 2017 Plan and our 2007 Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2021, 384,155 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $81.98. For more information relating to our equity compensation plans, see Note 18 to our consolidated financial statements.
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

10.11*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.12*
Form of Non-Executive Employee Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.60 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.13*
Form of Section 16 Officer Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.14*
Form of Vice President Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.15*
Form of Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed August 12, 2015)

10.16*
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - 2015 Sales Plan (Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.17*
Form of Non-Qualified Stock Option Agreement for Shacey Petrovic under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.18*
Form of UK Non-Qualified Stock Option Agreement for Employees at the Vice President Level and Above under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.19*
Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.20*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.21*
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.22*
Form of Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.23*
Form of Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.24*
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - October 2014 New Hires (Incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.25*	Form of Non-Qualified Stock Option Agreement for Michael Spears (Incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 (No. 333-208387) filed December 8, 2015)

10.26*	Amended and Restated Executive Severance Plan, effective as of January 1, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 22, 2018)

10.27*	Insulet Corporation Employee Stock Purchase Plan (Amended and Restated February 27, 2019) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2019)

10.28*
Form of Employee Non-Competition and Non-Solicitation Agreement by and between Insulet Corporation and each of its executive officers (Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-140694), filed April 25, 2007)

10.29*	Offer Letter between Shacey Petrovic and Insulet Corporation, dated September 10, 2018 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed September 14, 2018)

10.30*	Offer Letter between Wayde D. McMillan and Insulet Corporation, dated January 3, 2019 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 7, 2019)

10.31+
Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, dated September 1, 2016 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed November 4, 2016)

10.32+
First Amendment to Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, entered into on June 29, 2018 and made effective as of January 1, 2018 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, filed August 2, 2018)

10.33+
Settlement and Cross-License Agreement, dated September 18, 2013, by and among the Company and Medtronic Inc., Medtronic MiniMed Inc., and Medtronic Puerto Rico Operations Co. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed November 7, 2013)

10.34+
Master Equipment and Services Agreement between Insulet Corporation and ATS Automated Tooling Systems Inc., dated August 31, 2016 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed November 4, 2016)

10.35
Purchase and Sale Agreement by and between 100 Nagog Park Limited Partnership and Insulet Corporation, dated December 16, 2016 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed December 20, 2016 (Items 1.01 and 9.01)

10.36+
Supply Agreement, dated November 21, 2013, between Amgen and Insulet Corporation, as amended by Amendment No. 1 through Amendment No. 14 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 28, 2017)

10.37+
Amendment No. 16, entered into effective as of August 15, 2018, to Supply Agreement, dated November 21, 2013, between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed November 1, 2018)

10.38	Form of Capped Call Transactions Confirmation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 9, 2019).

10.39*	Offer Letter between John W. Kapples and Insulet Corporation, dated January 22, 2019 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed May 3, 2019).

10.40*	Offer Letter between Dan Manea and Insulet Corporation, dated March 19, 2020 (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K filed February 24, 2021).

10.41++
Second Amendment to Materials Supplier Agreement between Insulet Corporation and Flextronics Medical Sales and Marketing, Ltd, entered into on December 17, 2020 and made effective as of October 1, 2020 (Incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K filed February 24, 2021).

10.42
Credit Agreement, dated as of May 4, 2021, by and among Insulet Corporation, the lenders and other parties party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2021).

10.43++#	Materials Supplier Agreement between Insulet Corporation and Sanmina Corporation, dated October 11, 2018.

10.44++#	First Amendment to Materials Supplier Agreement between Insulet Corporation and Sanmina Corporation, dated October 1, 2020.

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24.1#	Power of Attorney (included on signature page)

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

101	The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows

+	Confidential treatment granted as to certain portions of this exhibit.

++	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

*	Management contract or compensation plan.

#	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

February 23, 2022	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

February 23, 2022	/s/ Wayde McMillan
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 23, 2022.

Signature	Title
/s/ Shacey Petrovic	Chief Executive Officer
Shacey Petrovic	(Principal Executive Officer)

/s/ Wayde McMillan	Chief Financial Officer
Wayde McMillan	(Principal Financial Officer)

/s/ Lauren Budden	Chief Accounting Officer and Controller
Lauren Budden	(Principal Accounting Officer)

/s/ Luciana Borio, M.D.
Luciana Borio, M.D.	Director

/s/ Wayne A.I. Frederick, M.D.
Wayne A.I. Frederick, M.D.	Director

/s/ James R. Hollingshead
James R. Hollingshead	Director

/s/ Jessica Hopfield
Jessica Hopfield	Director

/s/ David A. Lemoine
David A. Lemoine	Director

/s/ Michael R. Minogue
Michael R. Minogue	Director

/s/ Corinne H. Nevinny
Corinne H. Nevinny	Director

/s/ Timothy J. Scannell
Timothy J. Scannell	Director

Elizabeth Weatherman	Director