Form 10-Q
period 2022-03-31
INSULET CORP
filed 2022-05-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of April 29, 2022, the registrant had 69,339,638 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$709.6	$791.6
Accounts receivable trade, less allowance for credit losses of $2.8 and $2.7	153.5	135.2
Accounts receivable trade, net — related party	35.8	25.8
Inventories	314.8	303.2
Prepaid expenses and other current assets	71.7	74.0
Total current assets	1,285.4	1,329.8
Property, plant and equipment, net	538.2	536.5
Other intangible assets, net	52.8	36.6
Goodwill	51.8	39.8
Other assets	141.0	106.1
Total assets	$2,069.2	$2,048.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$52.2	$37.7
Accrued expenses and other current liabilities	135.8	164.3
Accrued expenses and other current liabilities — related party	1.3	1.7
Current portion of long-term debt	25.7	25.1
Total current liabilities	215.0	228.8
Long-term debt, net	1,390.5	1,248.8
Other liabilities	17.0	14.9
Total liabilities	1,622.5	1,492.5
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 69,320,427 and 69,178,691 issued and outstanding	0.1	0.1
Additional paid-in capital	995.5	1,207.9
Accumulated deficit	(561.1)	(649.5)
Accumulated other comprehensive income (loss)	12.2	(2.2)
Total stockholders’ equity	446.7	556.3
Total liabilities and stockholders’ equity	$2,069.2	$2,048.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2022	2021
Revenue	$247.0	$249.5
Revenue from related party	48.4	2.8
Total revenue	295.4	252.3
Cost of revenue	85.7	84.8
Gross profit	209.7	167.5
Research and development expenses	43.1	40.7
Selling, general and administrative expenses	128.7	110.5
Operating income	37.9	16.3
Interest expense, net	(8.9)	(13.4)
Other income (expense), net	0.3	(2.6)
Income before income taxes	29.3	0.3
Income tax expense	(1.5)	(0.3)
Net income	$27.8	$—

Net income per share:
Basic	$0.40	$—
Diluted	$0.40	$—
Weighted-average number of common shares outstanding (in thousands):
Basic	69,254	66,113
Diluted	69,858	66,113
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$27.8	$—
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3.7)	(2.1)
Unrealized gain on cash flow hedges	18.1	—
Unrealized loss on available-for-sale securities	—	(0.2)
Total other comprehensive income (loss), net of tax	14.4	(2.3)
Comprehensive income (loss)	$42.2	$(2.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2021	69,179	$0.1	$1,207.9	$(649.5)	$(2.2)	$556.3
Adoption of ASU 2020-06 (Note 1)	—	—	(207.7)	60.6	—	(147.1)
Exercise of options to purchase common stock	28	—	1.1	—	—	1.1
Stock-based compensation expense	—	—	9.5	—	—	9.5
Restricted stock units vested, net of shares withheld for taxes	113	—	(15.3)	—	—	(15.3)
Net income	—	—	—	27.8	—	27.8
Other comprehensive income	—	—	—	—	14.4	14.4
Balance at March 31, 2022	69,320	$0.1	$995.5	$(561.1)	$12.2	$446.7

Three Months Ended March 31, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2020	66,017	$0.1	$1,264.3	$(666.3)	$5.5	$603.6
Exercise of options to purchase common stock	43	—	1.5	—	—	1.5
Stock-based compensation expense	—	—	8.6	—	—	8.6
Restricted stock units vested, net of shares withheld for taxes	153	—	(26.1)	—	—	(26.1)
Other comprehensive loss	—	—	—	—	(2.3)	(2.3)
Balance at March 31, 2021	66,213	$0.1	$1,248.3	$(666.3)	$3.2	$585.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2022	2021
Cash flows from operating activities
Net income	$27.8	$—
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15.3	12.8
Stock-based compensation expense	9.5	8.6
Non-cash interest expense	1.5	11.8
Provision for credit losses	0.8	1.9
Other	(0.6)	2.1
Changes in operating assets and liabilities:
Accounts receivable	(19.9)	(20.0)
Accounts receivable — related party	(10.1)	(2.3)
Inventories	(13.0)	(17.9)
Prepaid expenses and other assets	(6.4)	(9.1)
Accounts payable	14.7	5.0
Accrued expenses and other liabilities	(33.7)	(27.9)
Accrued expenses and other liabilities — related party	0.4	(0.1)
Net cash used in operating activities	(13.7)	(35.1)
Cash flows from investing activities
Capital expenditures	(12.8)	(32.9)
Acquisition of intangible assets	(3.1)	(0.5)
Acquisition	(26.0)	—
Cash paid for investment	(5.0)	—
Receipts from the maturity or sale of marketable securities	—	10.7
Net cash used in investing activities	(46.9)	(22.7)
Cash flows from financing activities
Repayment of equipment financings	(4.3)	(3.2)
Repayment of mortgage	(0.5)	(0.6)
Repayment of term loan	(1.3)	—
Proceeds from exercise of stock options	1.1	1.5
Payment of withholding taxes in connection with vesting of restricted stock units	(15.3)	(26.1)
Net cash used in financing activities	(20.3)	(28.4)
Effect of exchange rate changes on cash	(0.6)	(0.3)
Net decrease in cash, cash equivalents and restricted cash	(81.5)	(86.5)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	806.4	922.0
Cash, cash equivalents and restricted cash at end of period (Note 3)	$724.9	$835.5

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$7.8	$4.1
Purchases of intangible assets included in accounts payable and accrued expenses	$2.8	$1.4
Lease liabilities arising from obtaining right-of-use assets	$1.6	$0.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The Company reclassified the change in unbilled receivables from the change in prepaid expenses and other current assets to the change in accounts receivable in the prior year statement of cash flows in the amount of $5.0 million. There was no change to previously reported net cash used in operating activities.
Investments
The Company has investments in privately-held companies in which the Company’s interest is less than 20.0%, the Company does not exercise significant influence over the investee, and the investment does not have a readily determinable fair value. These investments are carried at cost less impairment, if any. If an observable price change is identified, the investment is measured at its fair value as of the date that the observable transaction occurred with the adjustments reflected in other income (expense) in the Company’s consolidated statements of operations.
In January 2022, the Company made a $5.0 million strategic investment. As of March 31, 2022 and December 31, 2021, the total carrying value of the Company’s investments was $5.9 million and $0.9 million, respectively. Subsequent to the end of the quarter, the Company made a $2.8 million strategic investment in another company.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $3.1 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 3 and 10 for financial assets and liabilities held at carrying amount on the consolidated balance sheet and Note 11 for derivative instruments measured at fair value on a recurring basis.

Recently Adopted Accounting Standard
Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity using the modified retrospective method for convertible debt instruments outstanding as of the date of adoption. Under ASU 2020-06, a convertible debt instrument is generally reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the effective interest rate of convertible debt instruments is closer to the coupon interest rate under the new guidance. The following table shows the adjustments made to the consolidated balance sheet as of January 1, 2022 as a result of adopting the new guidance.

(in millions)	As Reported Prior to ASU 2020-06	Adjustments	As Adjusted Under ASU 2020-06
	December 31, 2021	January 1, 2022	January 1, 2022
Long-term debt, net (1)	$1,248.8	$147.1	$1,395.9
Additional paid-in-capital (2)	$1,207.9	$(207.7)	$1,000.2
Accumulated deficit (3)	$(649.5)	$60.6	$(588.9)
(1) The increase in debt resulted from the derecognition of the discount associated with the embedded conversion feature, offset by the remaining debt issuance costs reclassified out of equity.
(2) The decrease in additional paid-in-capital resulted from the derecognition of the embedded conversion feature and debt issuance costs bifurcated to equity.
(3) The decrease to accumulated deficit represents the cumulative interest expense recognized related to the amortization of the bifurcated conversion option and debt issuance costs.
In addition to the adjustments in the table above, the Company wrote-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment recorded to accumulated deficit. Adoption of this standard had no impact on the Company’s diluted earnings per share as the Company historically calculated earnings per share using the if-converted method.
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in millions)	2022	2021
U.S. Omnipod	$174.1	$143.3
International Omnipod	95.4	89.9
Total Omnipod	269.5	233.2
Drug Delivery	25.9	19.1
Total revenue	$295.4	$252.3
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Three Months Ended March 31,
	2022	2021
Distributor A	16%	*
Distributor B	13%	10%
Distributor C	*	14%
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2022	December 31, 2021
Accrued expenses and other current liabilities	$3.8	$3.5
Other liabilities	1.5	1.5
Total deferred revenue	$5.3	$5.0

Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Deferred revenue recognized	$1.3	3.7
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	March 31, 2022	December 31, 2021
Prepaid expenses and other current assets	$13.6	$13.3
Other assets	26.6	26.1
Total capitalized contract acquisition costs, net	$40.2	$39.4
The Company recognized $3.4 million and $2.9 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2022 and 2021, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	March 31, 2022	December 31, 2021
Cash	$107.8	$159.3
Money market mutual funds	600.7	630.7
Restricted cash	1.1	1.6
Total cash and cash equivalents	709.6	791.6
Restricted cash included in other assets	15.3	14.8
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$724.9	$806.4
The restricted cash included in other assets on the consolidated balance sheet is held as a compensating balance against long-term borrowings.
All cash and cash equivalents are Level 1 in the fair value hierarchy.
Note 4. Accounts Receivable
At the end of each period, accounts receivable were comprised of the following:

(in millions)	March 31, 2022	December 31, 2021
Accounts receivable trade, net	$117.2	$101.2
Unbilled receivable	36.3	34.0
Accounts receivable, net	$153.5	$135.2
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade was as follows:

	March 31, 2022	December 31, 2021
Distributor A	24%	21%
Distributor D	13%	15%

Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	March 31, 2022	December 31, 2021
Raw materials	$77.4	$70.0
Work in process	83.7	112.6
Finished goods	153.7	120.6
Total inventories	$314.8	$303.2
Note 6. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	March 31, 2022	December 31, 2021
Short-term portion	$15.1	$18.4
Long-term portion	60.3	49.2
Total capitalized implementation costs	75.4	67.6
Less: accumulated amortization	(5.7)	(4.4)
Capitalized implementation costs, net	$69.7	$63.2
Amortization expense is recognized on a straight-line basis over the expected term of the hosting arrangements, which range from three to five years. Amortization expense was $1.3 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively.
Note 7. Acquisition
On January 3, 2022, the Company acquired substantially all of the assets related to the manufacture and production of Shape-Memory Alloy (“SMA”) wire assemblies that are used in the production of Omnipods from Dynalloy, Inc., a maker of dynamic alloys. The aggregate purchase price was $29.0 million, of which $26.0 million was paid in cash upon closing. The Company retained the remaining $3.0 million as a holdback to satisfy any post-closing working capital adjustment and to secure the seller’s indemnification obligations under the purchase agreement. The Company will release any remaining holdback funds to the seller twelve months from the closing date. Transaction costs were expensed as incurred and were not material.
The following table summarizes the preliminary fair value allocation of the assets acquired at the date of acquisition:

(in millions)
Inventories	$0.5
Property, plant and equipment	0.9
Other assets	0.2
Goodwill (tax deductible)	12.0
Developed technology (15 year useful life)	15.4
Total assets acquired	$29.0
The primary factor that contributed to an acquisition price in excess of the fair value of assets acquired and the establishment of goodwill was the expected cost savings resulting from the integration of a supplier.

Note 8. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill for the period is as follows:

(in millions)	March 31, 2022
Goodwill at December 31, 2021	$39.8
Acquisition (Note 7)	12.0
Goodwill at March 31, 2022	$51.8
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.4	$(24.5)	$18.9	$43.4	$(23.4)	$20.0
Internal-use software	28.1	(10.6)	17.5	25.5	(10.2)	15.3
Developed technology	15.4	(0.3)	15.1	—	—	—
Intellectual property	1.6	(0.3)	1.3	1.6	(0.3)	1.3
Total intangible assets	$88.5	$(35.7)	$52.8	$70.5	$(33.9)	$36.6
Amortization expense for intangible assets was $1.8 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2022	December 31, 2021
Employee compensation and related costs	$44.2	$70.3
Professional and consulting services	24.9	22.8
Accrued rebates	24.7	28.7
Accrued capital expenditures	3.8	0.7
Supplier purchases	2.7	4.7
Accrued interest	0.6	1.4
Other	34.9	35.7
Accrued expenses and other current liabilities	$135.8	$164.3
Product Warranty Costs
The Company provides a four-year warranty on Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on PDMs sold in Canada and may replace Omnipods that do not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of operations. Cost to service the claims reflects the current product cost. Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Product warranty liability at beginning of period	$6.8	$6.7
Warranty expense	3.0	2.6
Warranty claims settled	(2.9)	(2.6)
Product warranty liability at the end of period	$6.9	$6.7

Note 10. Debt
The components of debt consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Term loan due May 2028	496.3	497.5
Revolving Credit Facility expires May 2024	—	—
Equipment financing due May 2024	14.4	16.0
Equipment financing due November 2025	27.9	29.6
Equipment financing due July 2028	37.3	38.2
5.15% Mortgage due November 2025	67.1	67.7
Unamortized debt discount	(8.7)	(159.9)
Debt issuance costs	(18.1)	(15.2)
Total debt, net	1,416.2	1,273.9
Less: current portion	25.7	25.1
Total long-term debt, net	$1,390.5	$1,248.8
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Notes”) have an effective interest rate of 0.76%. The Notes are convertible into the Company’s common stock at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible June 1, 2026 through August 28, 2026 by its holders for any reason and prior to then under certain circumstances and be settled with cash, shares, or a combination of both.
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
In conjunction with the issuance of the Notes, the Company paid $85.4 million to enter into capped call options (“Capped Calls”) on the Company’s common stock with certain counterparties, which was recorded as a reduction to additional paid-in capital on the consolidated balance sheet. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Notes. The Capped Calls have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction. The Capped Calls cover 3.5 million shares of common stock.
Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	March 31, 2022		December 31, 2021
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
0.375% Convertible Senior Notes (1)	786.6	939.9	638.8	938.8
Term loan (2)	484.4	492.5	485.2	498.1
Equipment Financings (3)	79.4	79.4	83.7	83.7
5.15% Mortgage (3)	65.8	65.8	66.2	66.2
Total	$1,416.2	$1,577.6	$1,273.9	$1,586.8
(1) The Notes are classified as Level 2 in the fair value hierarchy. Fair value was determined using the Company’s quoted stock price and the contractual conversion rate.
(2) Term debt is classified as Level 1 in the fair value hierarchy. Fair value was determined using quoted market prices.
(3) The equipment financings and Mortgage are classified as Level 3 in the fair value hierarchy. The fair values were determined using the cost bases of the financial liabilities, which approximate their carrying values.

Note 11. Derivative Instruments
The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure are managed by using interest rate swaps with financial institutions acting as principal counterparties. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met, in which case changes in fair value are recognized as adjustments to other comprehensive income.
Under the Company’s interest rate swap agreements, the Company receives variable rate interest payments and pays fixed interest rates on a total notional value of $480 million of its Term Loan through April 2025. As a result of the interest rate swaps 97% of the Term Loan exposed to interest rate risk from changes in LIBOR is fixed at a rate of 4.20%. The Company has designated the interest rate swaps as cash flow hedges.
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the interest rate swaps was $22.6 million and $4.5 million at March 31, 2022 and December 31, 2021, respectively, and was included in other assets on the consolidated balance sheets.
Note 12. Commitments and Contingencies
Legal Proceedings
In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, including OmniPods, Personal Diabetes Managers, and other components of the system, and kits in the United States infringed Roche’s now-expired U.S. Patent 7,931,613. Roche is seeking monetary damages and attorneys’ fees and costs. Since the patent expired in 2019, Roche is not seeking injunctive relief and the lawsuit will have no impact on ongoing sales of the Company’s products. The Company believes that it has meritorious defenses to Roche’s claims and intends to vigorously defend against them. The court has set a trial date of July 25, 2022. By Order of the Court, on October 29, 2021, representatives of Roche and the Company participated in a mediation conference, the results of which were unsuccessful. At this time, based on available information regarding this litigation, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate of potential loss, or range of reasonably potential losses, which could be material.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. Other than as described above, the Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Cost of revenue	$0.1	$0.1
Research and development expenses	2.0	1.9
Selling, general and administrative expenses	7.4	6.6
Total	$9.5	$8.6

Note 14. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31, 2022
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(6.7)	$4.5	$(2.2)
Other comprehensive (loss) income before reclassifications	(3.7)	17.6	13.9
Amounts reclassified to net income	—	0.5	0.5
Balance at the end of period	$(10.4)	$22.6	$12.2

	Three Months Ended March 31, 2021
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Available-for-sale Securities	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$5.2	$0.3	$5.5
Other comprehensive loss	(2.1)	(0.2)	(2.3)
Balance at the end of period	$3.1	$0.1	$3.2
Note 15. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Cash interest, net of interest rate swaps	$7.9	$3.7
Accretion of debt discount	0.4	11.0
Amortization of debt issuance costs	1.1	0.8
Capitalized interest	(0.4)	(1.9)
Interest expense, net of portion capitalized	9.0	13.6
Interest income	(0.1)	(0.2)
Interest expense, net	$8.9	$13.4
Note 16. Income Taxes
The Company’s effective tax rate was 5.1% and 114.3% for the three months ended March 31, 2022 and 2021, respectively. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at March 31, 2022 and December 31, 2021. The Company had no uncertain tax positions at March 31, 2022 and December 31, 2021.
Note 17. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The weighted-average number of common shares used in the computation of basic and diluted net income per share were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Weighted average number of common shares outstanding, basic	69,254	66,113
Stock options	488	—
Restricted stock units	116	—
Weighted average number of common shares outstanding, diluted	69,858	66,113

The number of common share equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
1.375% Convertible Senior Notes due November 2024	—	4,319
0.375% Convertible Senior Notes due September 2026	3,528	3,528
Restricted stock units	251	455
Stock options	90	831
Total	3,869	9,133
Note 18. Subsequent Event
On May 4, 2022, the Company announced that Shacey Petrovic has decided to step down from her position as President and Chief Executive Officer (“CEO”) of Insulet for personal family reasons, effective June 1, 2022. Ms. Petrovic will continue to serve on the Company’s Board of Directors. She will also serve as an advisor to the Company through May 2023 to support the leadership transition and Insulet’s continued growth. Effective June 1, 2022, Jim Hollingshead, Ph.D., who has served as an independent member of Insulet’s Board of Directors since 2019, will succeed Ms. Petrovic as Insulet’s President and CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our annual report on Form 10-K for the year ended December 31, 2021 and in this quarterly report.
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
Our long-term financial objective is to sustain profitable growth. To achieve this goal, our efforts have been focused on the launch of Omnipod 5, which in January 2022, received FDA clearance for individuals aged six years and older with type 1 diabetes. Our limited market release of Omnipod 5 began in February and we expect a full market release this year. We are also working to bring Omnipod 5 to our international markets. Our submission for CE Mark approval in Europe is under review and we are currently focused on further building our international teams and advancing our regulatory, reimbursement and market development efforts.
Additionally, we continue to increase our presence within our existing markets and expand internationally in a targeted and strategic manner. We recently opened an office in Dubai to serve as our primary local presence and regional infrastructure in the Middle East and launched Omnipod in Saudi Arabia. We also plan to expand into United Arab Emirates this year.
In addition, we have been taking steps to further strengthen our global manufacturing capabilities. We have optimized our operations in China by consolidating our production in that region into one location. We also plan to invest in a new manufacturing plant in Malaysia to support our international expansion strategy, further ensure product supply and drive higher gross margins over time.
Finally, we plan to continue to expand awareness of and access to our products, while also focusing on our product development efforts. Our direct to consumer advertising programs continue to drive increased awareness of Omnipod. To accelerate our efforts to secure reimbursement for Omnipod 5, we plan to begin a randomized control trial this year. Our product development efforts include enhancing the customer experience through digital product offerings. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.
Results of Operations
Factors Affecting Operating Results
Our Pods are intended to be used continuously for up to three days, after which it may be replaced with a new disposable Pod. The Omnipod System’s unique patented design allow us to provide pump therapy at a relatively low or no up-front investment, which reduces the risk to third-party payors in the U.S., compared to tubed insulin pumps. As we grow our customer base, we expect to generate an increasing portion of our revenues through recurring sales of our disposable Pods, which provides predictable recurring revenue.
We continue to experience constrained supply and supply chain disruption; however, to date we have been able to successfully mitigate this disruption and ensure uninterrupted supply to our customers by increasing our inventory levels and taking other measures. While our mitigation efforts and inflation are expected to negatively impact gross margins and net income throughout the year, we intend to continue to work to improve productivity to help offset these costs.
Revenue

	Three Months Ended March 31,
(dollars in millions)	2022	2021	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$174.1	$143.3	21.5%	—%	21.5%
International Omnipod	95.4	89.9	6.1%	(6.4)%	12.5%
Total Omnipod	269.5	233.2	15.6%	(2.4)%	18.0%
Drug Delivery	25.9	19.1	35.6%	—%	35.6%
Total revenue	$295.4	$252.3	17.1%	(2.2)%	19.3%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended March 31, 2022 increased $43.1 million, or 17.1%, to $295.4 million, compared with $252.3 million for the three months ended March 31, 2021. Constant currency revenue growth of 19.3% was primarily driven by higher volume, favorable sales channel mix and, to a lesser extent increased drug delivery revenue.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended March 31, 2022 increased $30.8 million, or 21.5%, to $174.1 million, compared with $143.3 million for the three months ended March 31, 2021. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM for no charge.
U.S. Omnipod revenue for the three months ended March 31, 2022 includes $48.4 million of related party revenue, compared with $2.8 million for the three months ended March 31, 2021. The $45.6 million increase primarily resulted from a shift in certain revenues from one distributor to another.
For full year 2022, we expect strong U.S. Omnipod revenue growth primarily driven by continued volume growth of Omnipod DASH, primarily in the pharmacy channel.
International Omnipod
International Omnipod revenue for the three months ended March 31, 2022 increased $5.5 million, or 6.1%, to $95.4 million, compared with $89.9 million for the three months ended March 31, 2021. Excluding the 6.4% unfavorable impact of currency exchange, the remaining 12.5% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH, partially offset by increased competition from automated insulin delivery (“AID”) systems and the impact of the pandemic on our recurring revenue.
For full year 2022, we expect higher International Omnipod revenue due to continued volume growth and market penetration aided by the ongoing adoption of Omnipod DASH throughout our international markets, partially offset by competition from AID systems.
Drug Delivery
Drug Delivery revenue for the three months ended March 31, 2022 increased $6.8 million, or 35.6%, to $25.9 million, compared with $19.1 million for the three months ended March 31, 2021. This increase was primarily due to a shift in timing of production. For full year 2022, we expect Drug Delivery revenue to decline as production levels were elevated during the pandemic.
Operating Expenses

	Three Months Ended March 31,
	2022		2021
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$85.7	29.0%	$84.8	33.6%
Research and development expenses	$43.1	14.6%	$40.7	16.1%
Selling, general and administrative expenses	$128.7	43.6%	$110.5	43.8%
Cost of Revenue
Cost of revenue for the three months ended March 31, 2022 increased $0.9 million, or 1.1%, to $85.7 million, compared with $84.8 million for the three months ended March 31, 2021. Gross margin was 71.0% for the three months ended March 31, 2022, compared with 66.4% for the three months ended March 31, 2021. The 460 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies and higher average selling price due to growth in the pharmacy channel, partially offset by higher expected production costs as U.S manufacturing becomes a larger portion of our total production.
For full year 2022, we expect gross margin to be in the range of 67% to 68%. We anticipate gross margin will be negatively impacted by unfavorable product mix, higher costs associated with Omnipod 5 production, and continued higher production costs as we increase U.S. manufacturing and contend with inflation and global supply chain disruptions. We believe these higher costs will be partially offset by the benefits of continued improvements in global manufacturing and supply chain operations and increased volumes in the pharmacy channel.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2022 increased $2.4 million, or 5.9%, to $43.1 million, compared with $40.7 million for the three months ended March 31, 2021. This increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products, partially offset by lower outside services used for clinical activities. We expect research and development spending in 2022 to increase compared with 2021 as we continue to invest in advancing our innovation and contend with inflation.
Selling, General and Administrative Expenses
Selling general and administrative expenses for the three months ended March 31, 2022 increased $18.2 million, or 16.5%, to $128.7 million, compared with $110.5 million for the three months ended March 31, 2021. This increase was primarily attributable to year-over-year headcount additions, mainly to support information technology, international expansion and commercial operations, an increase in investments to expand market acceptance and access to the Omnipod, and higher travel and entertainment expenses due to increased activity as COVID-19 restrictions have lifted. We expect selling, general, and administrative expenses to increase in 2022 compared with 2021 due to expansion of our sales force and customer support personnel, investments to expand market acceptance and access for the Omnipod System, including direct-to-consumer advertising, and investments in our operating structure to facilitate operating efficiencies and continued growth.
Non-Operating Items
Interest Expense, Net
Net interest expense decreased $4.5 million to $8.9 million for the three months ended March 31, 2022, compared with $13.4 million for the three months ended March 31, 2021. This decrease was primarily driven by the adoption of Accounting Standards Update 2020-06, Accounting for Convertible Debt Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which eliminated most of the non-cash interest expense associated with our convertible notes. Refer to Recently Adopted Accounting Standard in Note 1 to the consolidated financial statements for additional information.
Other Income (Expense), Net
During the three months ended March 31, 2022, we had other income of $0.3 million, compared with other expense of $2.6 million for the three months ended March 31, 2021. The $2.9 million decrease in other expense was primarily driven by a decrease in unrealized foreign currency losses and an increase in realized gains.
Income Tax Expense, Net
Income tax expense was $1.5 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, resulting in effective tax rates of 5.1% and 114.3%. The decrease in the effective tax rate was primarily driven by an increase in pre-tax income in the U.S. where we have net operating loss carryforwards to reduce taxable profits and a full valuation allowance against deferred tax assets.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2022	2021
Net income	$27.8	$—
Interest expense, net	8.9	13.4
Income tax expense	1.5	0.3
Depreciation and amortization	15.3	12.8
Stock-based compensation expense	9.5	8.6
Adjusted EBITDA	$63.0	$35.1
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
Liquidity and Capital Resources
As of March 31, 2022, we had $709.6 million in cash and cash equivalents. Additionally, we have a $60 million three-year senior secured revolving credit facility (the “Credit Facility”), which expires in 2024. At March 31, 2022, no amount was outstanding under the Credit Facility. The Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of March 31, 2022, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Additional information regarding our debt is provided in Note 10 to the consolidated financial statements.

Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2022	2021
Cash used in:
Operating activities	$(13.7)	$(35.1)
Investing activities	(46.9)	(22.7)
Financing activities	(20.3)	(28.4)
Effect of exchange rate changes on cash	(0.6)	(0.3)
Net decrease in cash, cash equivalents and restricted cash	$(81.5)	$(86.5)
Operating Activities
Net cash used in operating activities of $13.7 million for the three months ended March 31, 2022 was primarily attributable to net income, as adjusted for depreciation and amortization, stock-based compensation expense and non-cash interest expense, partially offset by a $68.0 million working capital cash outflow. The working capital outflow was driven by a $33.3 million decrease in accrued expenses and other liabilities, a $30.0 million increase in accounts receivable and a $13.0 million increase in inventories, partially offset by a $14.7 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily driven by the annual payout of cash bonuses for performance in the prior year. The increase in accounts receivable was primarily due to an increase in sales in the U.S. pharmacy channel, which has longer payment terms. The increase in inventories was driven by a planned inventory build to satisfy demand. Finally, the increase in accounts payable was primarily driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $46.9 million for the three months ended March 31, 2022, compared with net cash used in investing activities of $22.7 million for the three months ended March 31, 2021.
Capital Spending—Capital expenditures were $12.8 million and $32.9 million for the three months ended March 31, 2022 and 2021, respectively. The $20.1 million decrease was primarily driven by less spend on manufacturing equipment, due to the addition of manufacturing capacity in the prior year. We expect capital expenditures for 2022 to increase compared with 2021 as we continue to invest in our global manufacturing capabilities to support our growth and new product launches. We expect to fund our capital expenditures using existing cash.
Purchases and Sales of Marketable Securities—The $10.7 million decrease in proceeds from maturities of marketable securities was driven by the prior year shift of a portion of our investment portfolio to investments classified as cash equivalents.
Acquisition and Investment—During the three months ended March 31, 2022, we paid $26.0 million for the acquisition of substantially all of the assets related to the manufacture and production of SMA wire assemblies that are used in the production of Omnipods from Dynalloy, Inc. In addition, we paid $5.0 million for a strategic investment in a private company.
Financing Activities
Net cash used in financing activities was $20.3 million for the three months ended March 31, 2022, compared with $28.4 million for three months ended March 31, 2021.
Debt Repayments—During the three months ended March 31, 2022, we made $6.1 million in aggregate principal payments on our equipment financings, mortgage, and Term Loan, compared with $3.8 million for the three months ended March 31, 2021. The $2.3 million increase is due to entering the Term Loan and an additional equipment financing in the second and third quarter of 2021, respectively.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises and issuance of employee stock purchase plan shares was $1.1 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. Payments for taxes related to net restricted and performance stock unit settlements were $15.3 million and $26.1 million for the three months ended March 31, 2022 and 2021, respectively. The $10.8 million decrease was primarily driven by vesting of performance stock units by our former chief executive officer in the prior year.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 12 to the consolidated financial statements included in this Form 10-Q.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for revenue recognition and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:
•adverse changes in general economic conditions as well as risks associated with public health crises and pandemics, such as the COVID-19 global pandemic, government actions and restrictive measures implemented in response, supply chain disruptions, delays in clinical trials, and other impacts to the business;
•dependence on a principal product platform;
•ability to maintain and grow our customer base, scale our business to support revenue growth, maintain an effective sales force and expand our distribution network;
•ability to secure and retain adequate coverage or reimbursement from third-party payors;
•impact of healthcare reform laws;
•impact of competitive products, technological change, product innovation and ability to design, develop, manufacture and commercialize future products;
•changes to or termination of our license to incorporate a blood glucose meter into the Omnipod System or inability to enter into new license or other agreements with respect to the Omnipod System’s current or future features;
•challenges to the future development of our non-insulin drug delivery product line;
•international business risks, including regulatory, commercial and logistics risks;
•supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;
•failure to retain key suppliers and/or supplier pricing discounts and achieve satisfactory gross margins;
•ability to protect our intellectual property and other proprietary rights and potential conflicts with the intellectual property of third parties;
•adverse regulatory or legal actions relating to the Omnipod System or future products;
•failure of our contract manufacturer or component suppliers to comply with the FDA’s quality system regulations;
•potential adverse impacts resulting from a recall, or discovery of serious safety issues, product liability lawsuits relating to off-label use, the potential violation of anti-bribery/anti-corruption laws, laws and regulations regarding privacy and data protection, and breaches or failures of our product or information technology systems, including by cyberattack;
•unfavorable results of clinical studies or future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable;
•the concentration of manufacturing operations and storage of inventory in a limited number of locations;
•loss of employees or inability to identify and recruit new employees;
•risks associated with potential future acquisitions or investments in new businesses;
•ability to generate sufficient cash to service our indebtedness or raise additional funds on acceptable terms or at all;
•the volatility of the trading price of our common stock;

•risks related to the conversion of any of outstanding Convertible Senior Notes; and
•potential limitations on our ability to use our net operating loss carryforwards.
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan, both of which are variable-rate debt. At March 31, 2022, no amounts were outstanding under our Revolving Credit Facility. In May 2021, we entered into two interest rate swap agreements to effectively convert $480 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates as of March 31, 2022 would decrease or increase our annual earnings, respectively, by approximately $0.2 million.
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our market price sensitive instruments and foreign currency exchange risk.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 12 to the consolidated financial statements in this Form 10-Q.
Item 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2022 and December 31, 2021

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2022 and 2021

(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2022 and 2021

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three Months Ended March 31, 2022 and 2021

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2022 and 2021

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	May 5, 2022	/s/ Shacey Petrovic
Shacey Petrovic
Chief Executive Officer (Principal Executive Officer)

Date:	May 5, 2022	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)