Form 10-Q
period 2022-06-30
INSULET CORP
filed 2022-08-05
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of July 29, 2022, the registrant had 69,403,602 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$708.6	$791.6
Accounts receivable trade, less allowance for credit losses of $3.1 and $2.7	154.1	135.2
Accounts receivable trade, net — related party	52.5	25.8
Inventories	320.4	303.2
Prepaid expenses and other current assets	73.5	74.0
Total current assets	1,309.1	1,329.8
Property, plant and equipment, net	535.8	536.5
Other intangible assets, net	55.1	36.6
Goodwill	51.8	39.8
Other assets	161.9	106.1
Total assets	$2,113.7	$2,048.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57.2	$37.7
Accrued expenses and other current liabilities	192.5	164.3
Accrued expenses and other current liabilities — related party	3.3	1.7
Current portion of long-term debt	26.3	25.1
Total current liabilities	279.3	228.8
Long-term debt, net	1,385.2	1,248.8
Other liabilities	26.8	14.9
Total liabilities	1,691.3	1,492.5
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 69,386,057 and 69,178,691 issued and outstanding	0.1	0.1
Additional paid-in capital	1,011.2	1,207.9
Accumulated deficit	(596.1)	(649.5)
Accumulated other comprehensive income (loss)	7.2	(2.2)
Total stockholders’ equity	422.4	556.3
Total liabilities and stockholders’ equity	$2,113.7	$2,048.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2022	2021	2022	2021
Revenue	$243.9	$259.9	$490.9	$510.0
Revenue from related party	55.5	3.3	103.9	5.5
Total revenue	299.4	263.2	594.8	515.5
Cost of revenue	109.1	80.5	194.8	165.3
Gross profit	190.3	182.7	400.0	350.2
Research and development expenses	42.6	40.1	85.7	80.8
Selling, general and administrative expenses	174.4	116.3	303.1	226.8
Operating (loss) income	(26.7)	26.3	11.2	42.6
Interest expense, net	(8.3)	(16.4)	(17.2)	(29.8)
Loss on extinguishment of debt	—	(40.1)	—	(40.1)
Other (expense) income, net	(1.1)	1.8	(0.8)	(0.8)
Loss before income taxes	(36.1)	(28.4)	(6.8)	(28.1)
Income tax benefit (expense)	1.1	3.4	(0.4)	3.1
Net loss	$(35.0)	$(25.0)	$(7.2)	$(25.0)

Net loss per share:
Basic	$(0.50)	$(0.37)	$(0.10)	$(0.38)
Diluted	$(0.50)	$(0.37)	$(0.10)	$(0.38)
Weighted-average number of common shares outstanding (in thousands):
Basic	69,356	66,696	69,305	66,406
Diluted	69,356	66,696	69,305	66,406
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net loss	$(35.0)	$(25.0)	$(7.2)	$(25.0)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9.6)	(1.8)	(13.3)	(3.9)
Unrealized gain (loss) on cash flow hedges	4.6	(0.6)	22.7	(0.6)
Unrealized loss on available-for-sale securities	—	(0.1)	—	(0.3)
Total other comprehensive (loss) income, net of tax	(5.0)	(2.5)	9.4	(4.8)
Comprehensive (loss) income	$(40.0)	$(27.5)	$2.2	$(29.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2022	69,320	$0.1	$995.5	$(561.1)	$12.2	$446.7
Exercise of options to purchase common stock	24	—	0.8	—	—	0.8
Issuance of shares for employee stock purchase plan	27.0	—	4.9	—	—	4.9
Stock-based compensation expense	—	—	11.2	—	—	11.2
Restricted stock units vested, net of shares withheld for taxes	15.0	—	(1.2)	—	—	(1.2)
Net loss	—	—	—	(35.0)	—	(35.0)
Other comprehensive loss	—	—	—	—	(5.0)	(5.0)
Balance at June 30, 2022	69,386	$0.1	$1,011.2	$(596.1)	$7.2	$422.4

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2021	66,213	$0.1	$1,248.3	$(666.3)	$3.2	$585.3
Exercise of options to purchase common stock	121	—	4.7	—	—	4.7
Issuance of shares for employee stock purchase plan	17	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	9.0	—	—	9.0
Restricted stock units vested, net of shares withheld for taxes	17	—	(1.2)	—	—	(1.2)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(737.7)	—	—	(737.7)
Issuance of shares for debt extinguishment	2,242	—	622.7	—	—	622.7
Net loss	—	—	—	(25.0)	—	(25.0)
Other comprehensive loss	—	—	—	—	(2.5)	(2.5)
Balance at June 30, 2021	68,610	$0.1	$1,149.6	$(691.3)	$0.7	$459.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2021	69,179	$0.1	$1,207.9	$(649.5)	$(2.2)	$556.3
Adoption of ASU 2020-06 (Note 1)	—	—	(207.7)	60.6	—	(147.1)
Issuance of common stock	—	—	—	—	—	—
Exercise of options to purchase common stock	52.0	—	1.9	—	—	1.9
Issuance of shares for employee stock purchase plan	27	—	4.9	—	—	4.9
Stock-based compensation expense	—	—	20.7	—	—	20.7
Restricted stock units vested, net of shares withheld for taxes	128	—	(16.5)	—	—	(16.5)
Net loss	—	—	—	(7.2)	—	(7.2)
Other comprehensive income	—	—	—	—	9.4	9.4
Balance at June 30, 2022	69,386	$0.1	$1,011.2	$(596.1)	$7.2	$422.4

Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2020	66,017	$0.1	$1,264.3	$(666.3)	$5.5	$603.6
Exercise of options to purchase common stock	164	—	6.2	—	—	6.2
Issuance of shares for employee stock purchase plan	17	—	3.8	—	—	3.8
Stock-based compensation expense	—	—	17.6	—	—	17.6
Restricted stock units vested, net of shares withheld for taxes	170	—	(27.3)	—	—	(27.3)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(737.7)	—	—	(737.7)
Issuance of shares for debt extinguishment	2,242	—	622.7	—	—	622.7
Net loss	—	—	—	(25.0)	—	(25.0)
Other comprehensive loss	—	—	—	—	(4.8)	(4.8)
Balance at June 30, 2021	68,610	$0.1	$1,149.6	$(691.3)	$0.7	$459.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2022	2021
Cash flows from operating activities
Net loss	$(7.2)	$(25.0)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	31.1	28.0
Stock-based compensation expense	20.7	17.6
Non-cash interest expense	2.8	23.5
Loss on extinguishment of debt	—	40.1
Provision for credit losses	1.9	2.1
Other	1.0	1.1
Changes in operating assets and liabilities:
Accounts receivable	(24.7)	(24.6)
Accounts receivable — related party	(26.7)	(1.3)
Inventories	(24.0)	(45.0)
Prepaid expenses and other assets	(23.3)	(23.6)
Accounts payable	20.1	(4.4)
Accrued expenses and other liabilities	38.2	(5.3)
Accrued expenses and other liabilities — related party	1.7	—
Net cash provided by (used in) operating activities	11.6	(16.8)
Cash flows from investing activities
Capital expenditures	(27.4)	(52.8)
Acquisition of intangible assets	(7.6)	(3.8)
Acquisition	(26.0)	—
Cash paid for investments	(7.8)	—
Receipts from the maturity or sale of marketable securities	—	22.5
Net cash used in investing activities	(68.8)	(34.1)
Cash flows from financing activities
Proceeds from issuance of convertible debt, net of issuance costs	—	489.5
Repayment of convertible debt	—	(460.8)
Repayment of equipment financings	(8.6)	(6.4)
Repayment of mortgage	(1.1)	(1.0)
Repayment of term loan	(2.5)	—
Payment of debt issuance costs	—	(4.0)
Proceeds from exercise of stock options	1.9	6.2
Proceeds from issuance of common stock under employee stock purchase plan	4.9	3.8
Payment of withholding taxes in connection with vesting of restricted stock units	(16.5)	(27.3)
Net cash used in financing activities	(21.9)	—
Effect of exchange rate changes on cash	(3.5)	(1.7)
Net decrease in cash, cash equivalents and restricted cash	(82.6)	(52.6)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	806.4	922.0
Cash, cash equivalents and restricted cash at end of period (Note 3)	$723.8	$869.4

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$4.9	$5.6
Purchases of intangible assets included in accounts payable and accrued expenses	$2.4	$3.5
Lease liabilities arising from obtaining right-of-use assets	$12.0	$0.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022, or for any other subsequent interim period.
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
Reclassification of Prior Period Amounts
Certain reclassifications have been made to prior period amounts to conform to the current period financial statement presentation. The Company reclassified the change in unbilled receivables from the change in prepaid expenses and other current assets to the change in accounts receivable in the prior year statement of cash flows in the amount of $6.4 million. There was no change to previously reported net cash used in operating activities.
Investments
The Company has investments in privately-held companies in which the Company’s interest is less than 20.0%, the Company does not exercise significant influence over the investee, and the investment does not have a readily determinable fair value. These investments are carried at cost less impairment, if any. If an observable price change is identified, the investment is measured at its fair value as of the date that the observable transaction occurred with the adjustments reflected in other (expense) income in the Company’s consolidated statements of operations.
In January and May 2022, the Company made strategic investments in two companies in the amount of $5.0 million and $2.8 million, respectively. As of June 30, 2022 and December 31, 2021, the total carrying value of the Company’s investments was $8.7 million and $0.9 million, respectively.
Shipping and Handling Costs
Shipping and handling costs are included in selling, general and administrative expenses and were $3.1 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and were $6.2 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively.
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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
U.S. Omnipod	$196.4	$150.5	$370.5	$293.8
International Omnipod	89.4	91.6	184.8	181.5
Total Omnipod	285.8	242.1	555.3	475.3
Drug Delivery	13.6	21.1	39.5	40.2
Total revenue	$299.4	$263.2	$594.8	$515.5
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributor A	19%	*	18%	*
Distributor B	16%	12%	14%	11%
Distributor C	*	14%	*	14%
Distributor D	16%	*	13%	*
* Represents less than 10% of revenue for the period.

Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2022	December 31, 2021
Accrued expenses and other current liabilities	$6.3	$3.5
Other liabilities	1.6	1.5
Total deferred revenue	$7.9	$5.0
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Deferred revenue recognized	$0.3	0.2	$1.6	3.9
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2022	December 31, 2021
Prepaid expenses and other current assets	$14.0	$13.3
Other assets	27.8	26.1
Total capitalized contract acquisition costs, net	$41.8	$39.4
The Company recognized $3.6 million and $3.0 million of amortization of capitalized contract acquisition costs during the three months ended June 30, 2022 and 2021, respectively. The Company recognized $7.0 million and $6.0 million of amortization of capitalized contract acquisition costs during the six months ended June 30, 2022 and 2021, respectively.
Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	June 30, 2022	December 31, 2021
Cash	$106.2	$159.3
Money market mutual funds	551.2	630.7
Time deposits	50.0	—
Restricted cash	1.2	1.6
Total cash and cash equivalents	708.6	791.6
Restricted cash included in other assets	15.2	14.8
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$723.8	$806.4
The restricted cash included in other assets on the consolidated balance sheet is primarily held as a compensating balance against long-term borrowings.
All cash and cash equivalents are Level 1 in the fair value hierarchy.
Note 4. Accounts Receivable
At the end of each period, accounts receivable were comprised of the following:

(in millions)	June 30, 2022	December 31, 2021
Accounts receivable trade, net	$119.5	$101.2
Unbilled receivable	34.6	34.0
Accounts receivable, net	$154.1	$135.2

The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade was as follows:

	June 30, 2022	December 31, 2021
Distributor A	31%	21%
Distributor B	11%	*
Distributor D	19%	15%
* Represents less than 10% of net accounts receivable trade as of period end.
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	June 30, 2022	December 31, 2021
Raw materials	$87.3	$70.0
Work in process	64.3	112.6
Finished goods	168.8	120.6
Total inventories	$320.4	$303.2
Note 6. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	June 30, 2022	December 31, 2021
Short-term portion	$16.1	$18.4
Long-term portion	68.2	49.2
Total capitalized implementation costs	84.3	67.6
Less: accumulated amortization	(9.4)	(4.4)
Capitalized implementation costs, net	$74.9	$63.2
Amortization expense is recognized on a straight-line basis over the expected term of the hosting arrangements, which range from three to five years. Amortization expense was $3.7 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, and was $5.0 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively.
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

Note 8. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill for the period is as follows:

(in millions)
Goodwill at December 31, 2021	$39.8
Acquisition (Note 7)	12.0
Goodwill at June 30, 2022	$51.8
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2022			December 31, 2021
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.3	$(25.5)	$17.8	$43.4	$(23.4)	$20.0
Internal-use software	32.3	(11.1)	21.2	25.5	(10.2)	15.3
Developed technology	15.4	(0.5)	14.9	—	—	—
Intellectual property	1.5	(0.3)	1.2	1.6	(0.3)	1.3
Total intangible assets	$92.5	$(37.4)	$55.1	$70.5	$(33.9)	$36.6
Amortization expense for intangible assets was $1.7 million and $1.8 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense for intangible assets was $3.5 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.
Note 9. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2022	December 31, 2021
Employee compensation and related costs	$56.8	$70.3
Accrued rebates	38.6	28.7
Professional and consulting services	23.5	22.8
Accrued legal settlement (Note 12)	20.0	—
Supplier purchases	6.1	4.7
Other	47.5	37.8
Accrued expenses and other current liabilities	$192.5	$164.3
Product Warranty Costs
The Company provides a four-year warranty on Personal Diabetes Managers (“PDMs”) and Controllers sold in the United States and PDMs sold in Europe, a five-year warranty on PDMs sold in Canada, and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of operations. Cost to service the claims reflects the current product cost. Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Product warranty liability at beginning of period	$6.9	$6.7	$6.8	$6.7
Warranty expense	8.1	2.3	11.1	4.9
Warranty claims settled	(3.4)	(2.5)	(6.3)	(5.1)
Product warranty liability at the end of period	$11.6	$6.5	$11.6	$6.5

Note 10. Debt
The components of debt consisted of the following:

(in millions)	June 30, 2022	December 31, 2021
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Term loan due May 2028	495.0	497.5
Revolving Credit Facility expires May 2024	—	—
Equipment financing due May 2024	12.8	16.0
Equipment financing due November 2025	26.1	29.6
Equipment financing due July 2028	36.3	38.2
5.15% Mortgage due November 2025	66.6	67.7
Unamortized debt discount	(8.3)	(159.9)
Debt issuance costs	(17.0)	(15.2)
Total debt, net	1,411.5	1,273.9
Less: current portion	26.3	25.1
Total long-term debt, net	$1,385.2	$1,248.8
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
Senior Secured Credit Agreement
In May 2022, the Company increased the borrowing capacity under the Revolving Credit Facility by $10.0 million bringing the total borrowing capacity to $70.0 million.
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

Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	June 30, 2022		December 31, 2021
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
0.375% Convertible Senior Notes (1)	787.4	769.0	638.8	938.8
Term loan (2)	483.7	467.8	485.2	498.1
Equipment Financings (3)	75.1	75.1	83.7	83.7
5.15% Mortgage (3)	65.3	65.3	66.2	66.2
Total	$1,411.5	$1,377.2	$1,273.9	$1,586.8
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
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the interest rate swaps was $27.1 million and $4.5 million at June 30, 2022 and December 31, 2021, respectively, and was included in other assets on the consolidated balance sheets.
Note 12. Commitments and Contingencies
Legal Proceedings
In June 2020, Roche Diabetes Care, Inc. (“Roche”) filed a patent infringement lawsuit against the Company in the United States District Court for the District of Delaware alleging that the Company’s manufacture and sale of its Omnipod Insulin Management System, including OmniPods, Personal Diabetes Managers, and other components of the system, and kits in the United States infringed Roche’s expired U.S. Patent 7,931,613. Roche was seeking monetary damages and attorneys’ fees and costs. In July 2022, the Company entered into a Settlement and License Agreement (the “Settlement Agreement”) with Roche to settle the pending litigation. Pursuant to the Settlement Agreement, in exchange for a release of claims, mutual covenant not to sue for five years, and license to the patent in suit from Roche, the Company made a one-time payment of $20 million to Roche. On July 12, 2022, following the filing by the parties of a Stipulation of Dismissal, the Court ordered the case dismissed with prejudice. The $20 million charge is included in selling, general and administrative expenses for both the three and six months ended June 30, 2022.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Contract Dispute
The Company is engaged in negotiations over a contractual dispute involving in-licensed intellectual property. Offers to settle the dispute have been made by both the Company and the other party ranging from $5.7 million to $36 million. In connection with discussions to resolve this matter, during the three months ended June 30, 2022, the Company accrued an estimated liability of $5.7 million. The ultimate resolution of this matter is uncertain and could have a material effect on the Company’s results of operations.

Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cost of revenue	$0.1	$0.1	$0.2	$0.2
Research and development expenses	2.2	2.0	4.2	3.9
Selling, general and administrative expenses	8.9	6.9	16.3	13.5
Total	$11.2	$9.0	$20.7	$17.6
Note 14. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(10.4)	$22.6	$12.2	$(6.7)	$4.5	$(2.2)
Other comprehensive (loss) income before reclassifications	(9.6)	4.4	(5.2)	(13.3)	21.9	8.6
Amounts reclassified to net income	—	0.2	0.2	—	0.8	0.8
Balance at the end of period	$(20.0)	$27.2	$7.2	$(20.0)	$27.2	$7.2

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Gain on Available-for-sale Securities	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$3.1	$0.1	$—	$3.2	$5.2	$0.3	$—	$5.5
Other comprehensive loss before reclassifications	(1.8)	(0.1)	(1.0)	(2.9)	(3.9)	(0.3)	(1.0)	(5.2)
Amounts reclassified to net loss	—	—	0.4	0.4	—	—	0.4	0.4
Balance at the end of period	$1.3	$—	$(0.6)	$0.7	$1.3	$—	$(0.6)	$0.7
Note 15. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Cash interest, net of interest rate swaps	$8.1	$6.8	$16.0	$10.5
Accretion of debt discount	0.3	10.7	0.7	21.7
Amortization of debt issuance costs	1.0	1.0	2.1	1.8
Capitalized interest	(0.3)	(1.9)	(0.7)	(3.8)
Interest expense, net of portion capitalized	9.1	16.6	18.1	30.2
Interest income	(0.8)	(0.2)	(0.9)	(0.4)
Interest expense, net	$8.3	$16.4	$17.2	$29.8

Note 16. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2022 was 2.9% and (6.5)%, compared with 12.1% and 11.2% for the three and six months ended June 30, 2021, respectively. Income tax benefits have not been recorded for losses in jurisdictions where valuation allowances exist against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at June 30, 2022 and December 31, 2021. The Company had no uncertain tax positions at June 30, 2022 and December 31, 2021.
Note 17. Net Loss Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The weighted-average number of common shares used in the computation of basic and diluted net loss per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Weighted average number of common shares outstanding, basic	69,356	66,696	69,305	66,406
Stock options	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average number of common shares outstanding, diluted	69,356	66,696	69,305	66,406
The number of common share equivalents excluded from the computation of diluted net loss per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
1.375% Convertible Senior Notes due November 2024	—	3,657	—	3,988
0.375% Convertible Senior Notes due September 2026	3,528	3,528	3,528	3,528
Restricted stock units	348	283	358	364
Stock options	635	788	607	809
Total	4,511	8,256	4,493	8,689

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
Our long-term financial objective is to sustain profitable growth. To achieve this goal, our efforts have been focused on the launch of Omnipod 5, which in January 2022, received FDA clearance for individuals aged six years and older with type 1 diabetes. Our limited market release of Omnipod 5 began in February and in August we launched our full market release. Accordingly, Omnipod 5 is now available through retail pharmacies. We are also working to bring Omnipod 5 to our international markets. Our submission for CE Mark approval in Europe is under review and we are currently focused on further building our international teams and advancing our regulatory, reimbursement and market development efforts.
Additionally, we continue to increase our presence within our existing markets and expand internationally in a targeted and strategic manner. We recently opened an office in Dubai to serve as our primary local presence and regional infrastructure in the Middle East and launched Omnipod in Saudi Arabia. We also expanded into the United Arab Emirates during the quarter.
In addition, we have been taking steps to further strengthen our global manufacturing capabilities. We are optimizing our operations in China by consolidating our production in that region into one location. We also broke ground on a new manufacturing plant in Malaysia to support our international expansion strategy, further ensure product supply and drive higher gross margins over time.
Finally, we plan to continue to expand awareness of and access to our products, while also focusing on our product development efforts. Our direct to consumer advertising programs continue to drive increased awareness of Omnipod. To accelerate our efforts to secure reimbursement for Omnipod 5, we are currently enrolling individuals in a randomized control trial in France and the U.S. Our product development efforts include enhancing the customer experience through digital product offerings. Achieving the above strategic imperatives is expected to require additional investments in certain initiatives and personnel, as well as enhancements to our supply chain operation capacity, efficiency and effectiveness.

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
Revenue

	Three Months Ended June 30,
(dollars in millions)	2022	2021	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$196.4	$150.5	30.5%	—%	30.5%
International Omnipod	89.4	91.6	(2.4)%	(11.3)%	8.9%
Total Omnipod	285.8	242.1	18.1%	(4.2)%	22.3%
Drug Delivery	13.6	21.1	(35.5)%	—%	(35.5)%
Total revenue	$299.4	$263.2	13.8%	(3.9)%	17.7%

	Six Months Ended June 30,
(dollars in millions)	2022	2021	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$370.5	$293.8	26.1%	—%	26.1%
International Omnipod	184.8	181.5	1.8%	(8.9)%	10.7%
Total Omnipod	555.3	475.3	16.8%	(3.4)%	20.2%
Drug Delivery	39.5	40.2	(1.7)%	—%	(1.7)%
Total revenue	$594.8	$515.5	15.4%	(3.1)%	18.5%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended June 30, 2022 increased $36.2 million, or 13.8%, to $299.4 million, compared with $263.2 million for the three months ended June 30, 2021. Constant currency revenue growth of 17.7% was primarily driven by higher volume and favorable sales channel mix, partially offset by a decrease in Drug Delivery revenue.
Total revenue for the six months ended June 30, 2022 increased $79.3 million, or 15.4%, to $594.8 million, compared with $515.5 million for the six months ended June 30, 2021. Constant currency revenue growth of 18.5% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended June 30, 2022 increased $45.9 million, or 30.5%, to $196.4 million, compared with $150.5 million for the three months ended June 30, 2021. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge, as well as an increase in inventory at distributors due to the launch of Omnipod 5.
U.S. Omnipod revenue for the three months ended June 30, 2022 includes $55.5 million of related party revenue, compared with $3.3 million for the three months ended June 30, 2021. The $52.2 million increase primarily resulted from a shift in certain revenues from one distributor to another.
U.S. Omnipod revenue for the six months ended June 30, 2022 increased $76.7 million, or 26.1%, to $370.5 million, compared with $293.8 million for the six months ended June 30, 2021. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, an increase due to growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge.

U.S. Omnipod revenue for the six months ended June 30, 2022 includes $103.9 million of related party revenue, compared with $5.5 million for the six months ended June 30, 2021. The $98.4 million increase primarily resulted from a shift in certain revenues from one distributor to another.
For full year 2022, we expect strong U.S. Omnipod revenue growth in the pharmacy channel, primarily driven by the continued increase in Omnipod DASH sales volume and the full market release of Omnipod 5.
International Omnipod
International Omnipod revenue for the three months ended June 30, 2022 decreased $2.2 million, or 2.4%, to $89.4 million, compared with $91.6 million for the three months ended June 30, 2021. Excluding the 11.3% unfavorable impact of currency exchange, the remaining 8.9% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH, partially offset by increased competition from automated insulin delivery (“AID”) systems and the impact of the pandemic on our recurring revenue.
International Omnipod revenue for the six months ended June 30, 2022 increased $3.3 million, or 1.8%, to $184.8 million, compared with $181.5 million for the six months ended June 30, 2021. Excluding the 8.9% unfavorable impact of currency exchange, the remaining 10.7% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH, partially offset by increased competition from automated insulin delivery (“AID”) systems and the impact of the pandemic on our recurring revenue.
For full year 2022, we expect higher International Omnipod revenue due to continued volume growth and market penetration aided by the ongoing adoption of Omnipod DASH throughout our international markets, partially offset by competition from AID systems.
Drug Delivery
Drug Delivery revenue for the three months ended June 30, 2022 decreased $7.5 million, or 35.5%, to $13.6 million, compared with $21.1 million for the three months ended June 30, 2021. This decrease was primarily due to elevated volume in the prior year due to the pandemic.
Drug Delivery revenue for the six months ended June 30, 2022 of $39.5 million was relatively level compared with $40.2 million for the six months ended June 30, 2021. For full year 2022, we expect Drug Delivery revenue to decline as production levels were elevated during the pandemic.
Operating Expenses

	Three Months Ended June 30,
	2022		2021
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$109.1	36.4%	$80.5	30.6%
Research and development expenses	$42.6	14.2%	$40.1	15.2%
Selling, general and administrative expenses	$174.4	58.2%	$116.3	44.2%

	Six Months Ended June 30,
	2022		2021
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$194.8	32.8%	$165.3	32.1%
Research and development expenses	$85.7	14.4%	$80.8	15.7%
Selling, general and administrative expenses	$303.1	51.0%	$226.8	44.0%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2022 increased $28.6 million, or 35.5%, to $109.1 million, compared with $80.5 million for the three months ended June 30, 2021. Gross margin was 63.6% for the three months ended June 30, 2022, compared with 69.4% for the three months ended June 30, 2021. The 580 basis point decrease in gross margin was primarily driven by higher expected production costs and manufacturing inefficiencies as U.S. manufacturing continues to ramp and become a larger portion of our total production and we transition product lines between manufacturing facilities to ensure redundancy. An increase in warranty costs driven by aging battery lives in Omnipod DASH PDMs and higher costs associated with Omnipod 5 production also contributed to the decline in margin. These decreases were partially offset by higher average selling price due to growth in the pharmacy channel.
Cost of revenue for the six months ended June 30, 2022 increased $29.5 million, or 17.8%, to $194.8 million, compared with $165.3 million for the six months ended June 30, 2021. Gross margin of 67.2% for the six months ended June 30, 2022 was relatively level with the prior year as higher expected production costs in the U.S. were mostly offset by improved manufacturing efficiencies and higher average selling price due to growth in the pharmacy channel.
For full year 2022, we expect gross margin to be in the range of 65% to 66%. We anticipate gross margin will be negatively impacted by unfavorable product line mix, higher costs associated with Omnipod 5 and Drug Delivery production, increased component costs due to inflation, and higher warranty expense. We believe these higher costs will be partially offset by increased volume in the pharmacy channel.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2022 increased $2.5 million, or 6.2%, to $42.6 million, compared with $40.1 million for the three months ended June 30, 2021. Research and development expenses for the six months ended June 30, 2022 increased $4.9 million, or 6.1%, to $85.7 million, compared with $80.8 million for the six months ended June 30, 2021. The increases for both the three and six months ended June 30, 2022 were primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products, partially offset by lower outside services used for clinical activities. We expect research and development spending in 2022 to increase compared with 2021 as we continue to invest in advancing our innovation and contend with inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2022 increased $58.1 million, or 50.0%, to $174.4 million, compared with $116.3 million for the three months ended June 30, 2021. Selling general and administrative expenses for the six months ended June 30, 2022 increased $76.3 million, or 33.6%, to $303.1 million, compared with $226.8 million for the six months ended June 30, 2021. The increases for both the three and six months ended June 30, 2022 were primarily attributable to $27.3 million of legal costs related to the settlement of a patent infringement lawsuit, associated legal fees, and an estimated liability to settle a contract dispute. To a lesser extent, the increases were due to year-over-year headcount additions, mainly to support information technology, commercial operations, and international expansion, an increase in investments to expand market acceptance and access to the Omnipod, and higher travel and entertainment expenses due to increased activity as COVID-19 restrictions have lifted. Additionally, selling, general and administrative expenses for both the three and six months ended June 30, 2022 includes $3.4 million of costs associated with the retirement and advisory services of our former chief executive officer.
We expect selling, general and administrative expenses to increase in 2022 compared with 2021 due to expansion of our sales force and customer support personnel, investments to expand market acceptance and access for the Omnipod System, including direct-to-consumer advertising, and investments in our operating structure to facilitate operating efficiencies and continued growth.
Non-Operating Items
Interest Expense, Net
Net interest expense decreased $8.1 million to $8.3 million for the three months ended June 30, 2022, compared with $16.4 million for the three months ended June 30, 2021. This decrease was primarily driven by the adoption of Accounting Standards Update 2020-06, Accounting for Convertible Debt Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”), which eliminated most of the non-cash interest expense associated with our convertible notes. Refer to Recently Adopted Accounting Standard in Note 1 to the consolidated financial statements for additional information.
Net interest expense decreased $12.6 million to $17.2 million for the six months ended June 30, 2022, compared with $29.8 million for the six months ended June 30, 2021. This decrease was primarily driven by the adoption of ASU 2020-06 as discussed above.
Loss on Extinguishment of Debt
During the three and six months ended June 30, 2021, we incurred a $40.1 million loss on extinguishment of debt related to the repurchase of a portion of our 1.375% Convertible Senior Notes.
Other (Expense) Income, Net
During the three months ended June 30, 2022, we had other expense of $1.1 million, compared with other income of $1.8 million for the three months ended June 30, 2021. The $2.9 million increase in other expense was primarily driven by an increase in unrealized foreign currency losses.
During both the six months ended June 30, 2022 and the six months ended June 30, 2021, we had other expense of $0.8 million driven by net unrealized foreign currency losses.
Income Tax Expense, Net
Income tax benefit was $1.1 million for the three months ended June 30, 2022, compared with an income tax benefit of $3.4 million for the three months ended June 30, 2021, resulting in effective tax rates of 2.9% and 12.1%, respectively. Income tax expense was $0.4 million for the six months ended June 30, 2022, compared with an income tax benefit of $3.1 million for the six months ended June 30, 2021, resulting in effective tax rates of (6.5)% and 11.2%, respectively. The decreases in the effective tax rates for both the three and six months ended June 30, 2022 were primarily driven by the jurisdictional distribution of profits and losses. Additionally, the valuation allowance recorded against current year losses in the United Kingdom contributed to the decrease for the six months ended June 30, 2022.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net loss	$(35.0)	$(25.0)	$(7.2)	$(25.0)
Interest expense, net	8.3	16.4	17.2	29.8
Income tax (benefit) expense	(1.1)	(3.4)	0.4	(3.1)
Depreciation and amortization	15.8	15.2	31.1	28.0
Stock-based compensation expense	8.9	9.0	18.4	17.6
Legal costs(1)	27.3	—	27.3	—
CEO transition costs(2)	3.4	—	3.4	—
Loss on extinguishment of debt	—	40.1	—	40.1
Adjusted EBITDA	$27.6	$52.3	$90.6	$87.4
(1) Includes a $20.0 million charge to settle patent infringement litigation with Roche Diabetes Care, Inc., associated legal fees, and an estimated liability to settle a contract dispute. Refer to Note 12 to the consolidated financial statements for additional information.
(2) Represents costs associated with the retirement and advisory services of our former chief executive officer, including $2.3 million of accelerated stock-based compensation expense.
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
Liquidity and Capital Resources
As of June 30, 2022, we had $708.6 million in cash and cash equivalents. Additionally, we have a $70.0 million three-year senior secured revolving credit facility (the “Credit Facility”), which expires in 2024. At June 30, 2022, no amount was outstanding under the Credit Facility. The Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations. We believe that our current liquidity will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.

Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of June 30, 2022, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Additional information regarding our debt is provided in Note 10 to the consolidated financial statements.
Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2022	2021
Cash provided by (used in):
Operating activities	$11.6	$(16.8)
Investing activities	(68.8)	(34.1)
Financing activities	(21.9)	—
Effect of exchange rate changes on cash	(3.5)	(1.7)
Net decrease in cash, cash equivalents and restricted cash	$(82.6)	$(52.6)
Operating Activities
Net cash provided by operating activities of $11.6 million for the six months ended June 30, 2022 was primarily attributable to net loss, as adjusted for depreciation and amortization, stock-based compensation expense and non-cash interest expense, partially offset by a $38.7 million working capital cash outflow. The working capital outflow was driven by a $51.4 million increase in accounts receivable, a $24.0 million increase in inventories and a $23.3 million increase in prepaid expenses and other assets, partially offset by a $39.9 million increase in accrued expenses and other liabilities and a $20.1 million increase in accounts payable. The increase in accounts receivable was primarily due to an increase in sales in the U.S. pharmacy channel, which has longer payment terms. The increase in inventories was driven by a planned inventory build. The increase in prepaid expenses and other assets was driven by an increase in cloud computing implementation costs and right-of-use assets. The increase in accrued expenses and other liabilities was primarily driven by a $20 million legal settlement that was accrued during the second quarter and an increase in rebates due to growth in the pharmacy channel and the launch of Omnipod 5. Finally, the increase in accounts payable was primarily driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $68.8 million for the six months ended June 30, 2022, compared with net cash used in investing activities of $34.1 million for the six months ended June 30, 2021.
Capital Spending—Capital expenditures were $27.4 million and $52.8 million for the six months ended June 30, 2022 and 2021, respectively. The $25.4 million decrease was primarily driven by less spend on manufacturing equipment, due to the addition of manufacturing capacity in the prior year. We expect capital expenditures for 2022 to increase compared with 2021 as we continue to invest in our global manufacturing capabilities to support our growth. We expect to fund our capital expenditures using existing cash.
Purchases and Sales of Marketable Securities—The $22.5 million decrease in proceeds from maturities of marketable securities was driven by the prior year shift of a portion of our investment portfolio to investments classified as cash equivalents.
Acquisition and Investments—During the six months ended June 30, 2022, we paid $26.0 million for the acquisition of substantially all of the assets related to the manufacture and production of SMA wire assemblies that are used in the production of Omnipods from Dynalloy, Inc. In addition, we paid $7.8 million for strategic investments in two private companies.
Financing Activities
We had $21.9 million of net cash used in financing activities for the six months ended June 30, 2022, compared with no cash used in financing activities for six months ended June 30, 2021.
Debt Issuance and Repayments—During the six months ended June 30, 2022, we made $12.2 million in aggregate principal payments on our equipment financings, mortgage, and term loan, compared with $7.4 million for the six months ended June 30, 2021. The $4.8 million increase is due to entering the term loan and an additional equipment financing in the second and third quarter of 2021, respectively. Additionally, during the six months ended June 30, 2021, we received net proceeds of $489.5 million from the issuance of the term loan and used $460.8 million of cash to partially fund the repurchase of a portion of our 1.375% Notes.
Option Exercises and Payment of Taxes for Restricted Stock Net Settlements—Total proceeds from option exercises and issuance of employee stock purchase plan shares was $1.9 million and $6.2 million for the six months ended June 30, 2022 and 2021, respectively. The $4.3 million decrease was primarily driven by option exercises in the prior year by our former chief executive officer who retired in 2018. Payments for taxes related to net restricted and performance stock unit settlements were $16.5 million and $27.3 million for the six months ended June 30, 2022 and 2021, respectively. The $10.8 million decrease was primarily driven by vesting of performance stock units in the prior year by our former chief executive officer who retired in 2018.
Commitments and Contingencies
We are engaged in negotiations over a contractual dispute involving in-licensed intellectual property. Offers to settle the dispute have been made by both parties ranging from $5.7 million to $36 million. In connection with discussions to resolve this matter, during the three months ended June 30, 2022, we accrued an estimated liability of $5.7 million. The ultimate resolution of this matter is uncertain and could have a material effect on our results of operations.
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
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our term loan, both of which are variable-rate debt. At June 30, 2022, no amounts were outstanding under our Revolving Credit Facility. In May 2021, we entered into two interest rate swap agreements to effectively convert $480 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates as of June 30, 2022 would decrease or increase our annual earnings, respectively, by approximately $0.2 million.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, which is incorporated herein by reference, is provided in Note 12 to the condensed consolidated financial statements in this Form 10-Q.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Description
10.1+	Development Agreement by and between Insulet Corporation and DexCom, Inc, dated December 7, 2016.

10.2+	Amendment No.1 to Development Agreement by and between Insulet Corporation and DexCom, Inc, dated November 21, 2019.

10.3+	Commercialization Agreement by and between Insulet Corporation and DexCom, Inc, dated November 21, 2019.

10.4+	Data Agreement by and between Insulet Corporation and DexCom, Inc, dated May 7, 2020.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2022 and December 31, 2021

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021

(iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Furnished herewith.
+	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	August 4, 2022	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	August 4, 2022	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)