Form 10-Q
period 2023-03-31
INSULET CORP
filed 2023-05-05
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of April 27, 2023, the registrant had 69,695,828 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$620.7	$674.7
Accounts receivable trade, less allowance for credit losses of $3.1 and $2.5	159.6	140.9
Accounts receivable trade, net — related party	57.6	64.7
Inventories	386.1	346.8
Prepaid expenses and other current assets	106.0	86.9
Total current assets	1,330.0	1,314.0
Property, plant and equipment, net	596.6	599.9
Other intangible assets, net	100.2	75.5
Goodwill	51.7	51.7
Other assets	210.6	210.0
Total assets	$2,289.1	$2,251.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$85.9	$30.8
Accrued expenses and other current liabilities	263.6	301.0
Accrued expenses and other current liabilities — related party	6.0	5.4
Current portion of long-term debt	27.8	27.5
Total current liabilities	383.3	364.7
Long-term debt, net	1,368.8	1,374.3
Other liabilities	34.2	35.7
Total liabilities	1,786.3	1,774.7
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 69,694,363 and 69,511,286 issued and outstanding	0.1	0.1
Additional paid-in capital	1,047.3	1,040.6
Accumulated deficit	(560.5)	(584.3)
Accumulated other comprehensive income	15.9	20.0
Total stockholders’ equity	502.8	476.4
Total liabilities and stockholders’ equity	$2,289.1	$2,251.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2023	2022
Revenue	$261.3	$247.0
Revenue from related party	96.8	48.4
Total revenue	358.1	295.4
Cost of revenue	117.6	85.7
Gross profit	240.5	209.7
Research and development expenses	50.1	43.1
Selling, general and administrative expenses	162.7	128.7
Operating income	27.7	37.9
Interest expense, net	(2.9)	(8.9)
Other (expense) income, net	(0.2)	0.3
Income before income taxes	24.6	29.3
Income tax expense	(0.8)	(1.5)
Net income	$23.8	$27.8

Net income per share:
Basic	$0.34	$0.40
Diluted	$0.34	$0.40
Weighted-average number of common shares outstanding (in thousands):
Basic	69,583	69,254
Diluted	70,096	69,858
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$23.8	$27.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1.7	(3.7)
Unrealized (loss) gain on cash flow hedges	(5.8)	18.1
Total other comprehensive (loss) income, net of tax	(4.1)	14.4
Comprehensive income	$19.7	$42.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2022	69,511	$0.1	$1,040.6	$(584.3)	$20.0	$476.4
Exercise of options to purchase common stock	110	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	12.1	—	—	12.1
Restricted stock units vested, net of shares withheld for taxes	73	—	(11.4)	—	—	(11.4)
Net income	—	—	—	23.8	—	23.8
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Balance at March 31, 2023	69,694	$0.1	$1,047.3	$(560.5)	$15.9	$502.8

Three Months Ended March 31, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2021	69,179	$0.1	$1,207.9	$(649.5)	$(2.2)	$556.3
Adoption of ASU 2020-06 (1)	—	—	(207.7)	60.6	—	(147.1)
Exercise of options to purchase common stock	28	—	1.1	—	—	1.1
Stock-based compensation expense	—	—	9.5	—	—	9.5
Restricted stock units vested, net of shares withheld for taxes	113	—	(15.3)	—	—	(15.3)
Net income	—	—	—	27.8	—	27.8
Other comprehensive income	—	—	—	—	14.4	14.4
Balance at March 31, 2022	69,320	$0.1	$995.5	$(561.1)	$12.2	$446.7
(1) The Company recorded a cumulative effect adjustment to additional paid-in capital and retained earnings to reflect the adoption of Accounting Standards Update 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Refer to Note 2 of Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022.

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2023	2022
Cash flows from operating activities
Net income	$23.8	$27.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17.2	15.3
Stock-based compensation expense	12.1	9.5
Non-cash interest expense	1.5	1.5
Provision for credit losses	1.2	0.8
Other	0.7	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(19.2)	(19.9)
Accounts receivable — related party	7.1	(10.1)
Inventories	(38.2)	(13.0)
Prepaid expenses and other assets	(20.7)	(6.4)
Accounts payable	51.5	14.7
Accrued expenses and other liabilities	(35.9)	(33.7)
Accrued expenses and other liabilities — related party	(0.6)	0.4
Net cash provided by (used in) operating activities	0.5	(13.7)
Cash flows from investing activities
Capital expenditures	(10.5)	(12.8)
Investments in developed software	(1.5)	(3.1)
Acquisition of intangible assets	(25.1)	—
Acquisition of a business	(3.0)	(26.0)
Cash paid for investments	(2.0)	(5.0)
Net cash used in investing activities	(42.1)	(46.9)
Cash flows from financing activities
Repayment of equipment financings	(4.8)	(4.3)
Repayment of term loan	(1.3)	(1.3)
Repayment of mortgage	(0.6)	(0.5)
Proceeds from exercise of stock options	6.0	1.1
Payment of withholding taxes in connection with vesting of restricted stock units	(11.4)	(15.3)
Net cash used in financing activities	(12.1)	(20.3)
Effect of exchange rate changes on cash	(0.1)	(0.6)
Net decrease in cash, cash equivalents and restricted cash	(53.8)	(81.5)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	689.7	806.4
Cash, cash equivalents and restricted cash at end of period (Note 3)	$635.9	$724.9

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$5.1	$7.8
Purchases of developed software included in accounts payable and accrued expenses	$0.8	$2.8
Lease liabilities arising from obtaining right-of-use assets	$0.1	$1.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Related Party Transactions
The Company has a distribution agreement with a related party that contains terms consistent with those prevailing at arm’s length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor.
Investments
In February 2023, the Company made a $2.0 million strategic investment. As of March 31, 2023 and December 31, 2022, the total carrying value of the Company’s investments primarily recorded at cost less impairment was $10.7 million and $8.7 million, respectively.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $2.3 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at cost, which approximates their fair value because of their short-term maturity. See Notes 3 and 9 for financial assets and liabilities held at carrying amount on the consolidated balance sheet and Note 10 for derivative instruments measured at fair value on a recurring basis.

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in millions)	2023	2022
U.S. Omnipod	$259.0	$174.1
International Omnipod	98.6	95.4
Total Omnipod	357.6	269.5
Drug Delivery	0.5	25.9
Total revenue	$358.1	$295.4
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended March 31,
	2023	2022
Distributor A	28%	16%
Distributor B	16%	13%
Distributor D	20%	*
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2023	December 31, 2022
Accrued expenses and other current liabilities	$22.2	$16.1
Other liabilities	1.7	1.6
Total deferred revenue	$23.9	$17.7
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Deferred revenue recognized	$9.9	$1.3
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	March 31, 2023	December 31, 2022
Prepaid expenses and other current assets	$16.0	$15.2
Other assets	33.0	31.3
Total capitalized contract acquisition costs, net	$49.0	$46.5
The Company recognized $4.0 million and $3.4 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2023 and 2022, respectively.

Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	March 31, 2023	December 31, 2022
Cash	$131.2	$136.1
Money market mutual funds	387.5	487.3
Time deposits	102.0	50.8
Restricted cash	—	0.5
Total cash and cash equivalents	620.7	674.7
Restricted cash included in other assets	15.2	15.0
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$635.9	$689.7
All cash and cash equivalents are Level 1 in the fair value hierarchy. The restricted cash included in other assets on the consolidated balance sheet is held as a compensating balance against long-term borrowings.
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements. Under this arrangement, cash deposited by participating subsidiaries may be used to offset amounts owed to the bank by other participating subsidiaries to the extent the overall balance in the cash pool is at least zero, providing legal rights of offset. As of March 31, 2023, the Company had a net cash position of approximately $3.1 million, consisting of a gross cash position of approximately $100.3 million less cash borrowings of approximately $97.2 million by participating subsidiaries, which is reflected as cash and cash equivalents in the consolidated balance sheet.
Note 4. Accounts Receivable, Net
At the end of each period, net accounts receivable were comprised of the following:

(in millions)	March 31, 2023	December 31, 2022
Accounts receivable trade, net	$159.2	$128.6
Unbilled receivable	0.4	12.3
Accounts receivable, net	$159.6	$140.9
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	March 31, 2023	December 31, 2022
Distributor A	28%	34%
Distributor B	13%	11%
Distributor D	24%	23%
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	March 31, 2023	December 31, 2022
Raw materials	$94.2	$79.1
Work in process	112.3	84.2
Finished goods	179.6	183.5
Total inventories	$386.1	$346.8
Amounts charged to the consolidated statements of operations for excess and obsolete inventory were $2.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

Note 6. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	March 31, 2023	December 31, 2022
Short-term portion	$20.0	$18.0
Long-term portion	95.0	87.1
Total capitalized implementation costs	115.0	105.1
Less: accumulated amortization	(21.4)	(17.1)
Capitalized implementation costs, net	$93.6	$88.0
Amortization expense is recognized on a straight-line basis over the expected term of the hosting arrangements, which range from three to ten years. Amortization expense was $4.3 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.
Note 7. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.7 million at both March 31, 2023 and December 31, 2022.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(28.3)	$14.9	$43.2	$(27.5)	$15.7
Internal-use software	36.8	(12.5)	24.3	34.8	(12.0)	22.8
Developed technology	27.4	(1.5)	25.9	27.4	(1.0)	26.4
Patents	36.1	(1.0)	35.1	11.0	(0.4)	10.6
Total intangible assets	$143.5	$(43.3)	$100.2	$116.4	$(40.9)	$75.5
Amortization expense for intangible assets was $2.4 million and $1.8 million for the three months ended March 31, 2023 and 2022, respectively.
In February 2023, the Company paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based automated insulin delivery technologies. The acquired patent assets have a useful life of 11 years.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2023	December 31, 2022
Employee compensation and related costs	$55.2	$95.9
Accrued rebates	82.6	69.6
Warranty liability - current portion	35.0	57.3
Professional and consulting services	33.2	27.5
Other	57.6	50.7
Accrued expenses and other current liabilities	$263.6	$301.0

Product Warranty Costs
The Company provides a four-year warranty on Personal Diabetes Managers (“PDMs”) and Controllers sold in the United States and Europe and a five-year warranty on PDMs sold in Canada and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, reclaim costs, shipping and handling costs and direct and incremental distribution and customer service support costs. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of operations. Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Product warranty liability at beginning of period	$62.1	$6.8
Warranty expense	5.5	3.0
Change in estimate	(8.0)	—
Warranty fulfillment	(20.4)	(2.9)
Product warranty liability at the end of period	$39.2	$6.9
During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the three months ended March 31, 2023, the Company revised the estimated liability for these MDCs by $8.0 million. The change in estimate primarily relates to lower shipping costs for replacement DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers. As of March 31, 2023, the Company had an estimated liability of $31.0 million related to the MDCs included in its product warranty liability.
Note 9. Debt
The components of debt consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Revolving Credit Facility expires May 2024	$—	$—
Equipment financing due May 2024	7.8	9.5
Equipment Financing due November 2025	20.7	22.5
5.15% Mortgage due November 2025	65.0	65.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Term loan due May 2028	491.3	492.5
Equipment Financing due July 2028	33.1	34.4
Unamortized debt discount	(7.3)	(7.6)
Debt issuance costs	(14.0)	(15.0)
Total debt, net	1,396.6	1,401.8
Less: current portion	27.8	27.5
Total long-term debt, net	$1,368.8	$1,374.3
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Notes”) have an effective interest rate of 0.76%. The Notes are convertible into the Company’s common stock at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible June 1, 2026 through August 28, 2026 by its holders for any reason, and prior to then under certain circumstances.
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

In conjunction with the issuance of the Notes, the Company purchased capped calls on the Company’s common stock with certain counterparties to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Notes. The capped calls have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction. The capped calls cover 3.5 million shares of common stock.
Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	March 31, 2023		December 31, 2022
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
Term loan due May 2028(1)	$481.4	$490.6	$482.1	$485.1
0.375% Convertible Senior Notes(2)	789.6	1,125.4	788.8	1,038.7
Equipment financings(3)	61.6	61.6	66.4	66.4
5.15% Mortgage(3)	64.0	64.0	64.5	64.5
Total	$1,396.6	$1,741.6	$1,401.8	$1,654.7
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
Note 10. Derivative Instruments
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
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the interest rate swaps was $31.0 million and $36.9 million at March 31, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets. As of March 31, 2023, the Company estimates that $18.9 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of operations over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income are recognized within interest expense, net.
Note 11. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Note 12. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Cost of revenue	$0.1	$0.1
Research and development expenses	2.8	2.0
Selling, general and administrative expenses	9.2	7.4
Total	$12.1	$9.5

Note 13. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Three Months Ended March 31, 2023
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(17.0)	$37.0	$20.0
Other comprehensive income (loss) before reclassifications	1.7	(1.4)	0.3
Amounts reclassified to net income	—	(4.4)	(4.4)
Balance at the end of period	$(15.3)	$31.2	$15.9

	Three Months Ended March 31, 2022
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(6.7)	$4.5	$(2.2)
Other comprehensive (loss) income before reclassifications	(3.7)	17.6	13.9
Amounts reclassified to net income	—	0.5	0.5
Balance at the end of period	$(10.4)	$22.6	$12.2
Note 14. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Cash interest, net of interest rate swaps	$8.3	$7.9
Accretion of debt discount	0.4	0.4
Amortization of debt issuance costs	1.1	1.1
Capitalized interest	(0.4)	(0.4)
Interest expense, net of portion capitalized	9.4	9.0
Interest income	(6.5)	(0.1)
Interest expense, net	$2.9	$8.9
Note 15. Income Taxes
The Company’s effective tax rate was 3.4% and 5.1% for the three months ended March 31, 2023 and 2022, respectively. Income tax benefits have not been recorded for losses in the United Kingdom where a valuation allowance exists against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at March 31, 2023 and December 31, 2022. The Company had no uncertain tax positions at March 31, 2023 and December 31, 2022.
Note 16. Net Income Per Share
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

	Three Months Ended March 31,
(in thousands)	2023	2022
Weighted average number of common shares outstanding, basic	69,583	69,254
Stock options	394	488
Restricted stock units	119	116
Weighted average number of common shares outstanding, diluted	70,096	69,858

The number of common share equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
0.375% Convertible Senior Notes due September 2026	3,528	3,528
Restricted stock units	238	251
Stock options	155	90
Total	3,921	3,869
Note 17. Subsequent Event
In May 2023, the Company entered into a $24.0 million financing transaction for manufacturing equipment in Acton, Massachusetts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our annual report on Form 10-K for the year ended December 31, 2022 and in this quarterly report.
Overview
We are primarily engaged in the development, manufacture and sale of our proprietary Omnipod System, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod System features a small, lightweight, self-adhesive disposable tubeless Omnipod (the “Pod”) device that the user fills with insulin and wears directly on the body for up to three days at a time, which delivers personalized doses of insulin, and the PDM or Controller, a wireless handheld device that programs the Pod with the user’s personalized insulin-delivery instructions and wirelessly monitors the Pod’s operation. The Omnipod System includes: Classic Omnipod, its next generation Omnipod DASH, and the most recent generation Omnipod 5, all of which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing.
We have also tailored the Omnipod System technology platform for the delivery of subcutaneous drugs in other therapeutic areas. Most of our drug delivery revenue currently consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we launched Omnipod 5 in 2022 in the United States and we are working to bring Omnipod 5 to our international markets. We received CE Mark approval under the European MDR in September 2022, and we are currently focused on further building our international teams and advancing our regulatory, reimbursement, and market development efforts. We plan to launch Omnipod 5 in the U.K. and Germany in 2023 and to continue our international roll out more broadly in 2024.
We also have begun enrolling individuals in a pivotal trial for Omnipod 5 with the goal of expanding Omnipod 5’s indication to type 2 users. Additionally, to accelerate our efforts to secure reimbursement for Omnipod 5, we have fully enrolled individuals in a randomized control trial in the U.S. and have enrolled the majority of the individuals in France. We also continue to expand market access and awareness of Omnipod through our direct to consumer advertising programs and through growing our presence in the U.S. pharmacy channel, where access to Omnipod 5 and Omnipod DASH is simpler and affordable, as no up-front investment is required. As we continue our growth in the pharmacy channel, we plan to phase-out our Classic Omnipod in the U.S. in 2023, since the vast majority of our customer base is no longer using this product.
We also continue to take steps to strengthen our global manufacturing capabilities. We are currently constructing a new manufacturing plant in Malaysia to support our international expansion strategy, further ensure product supply, and drive higher gross margins over time. We expect to begin production at this new manufacturing facility in 2024.
Finally, we continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of continuous glucose monitor and smartphone integration, and enhancing the customer experience through digital product and data capabilities. In April 2023, we received U.S. Food and Drug Administration (“FDA”) clearance for Omnipod GOTM, our basal-only Pod for individuals with type 2 diabetes age 18 or older who require insulin. We expect commercialization of this product in 2024.
Results of Operations
Factors Affecting Operating Results
Our Pods are intended to be used continuously for up to three days, after which it may be replaced with a new disposable Pod. The Omnipod System’s unique patented design allow us to provide pump therapy at a relatively low or no up-front investment in regions where reimbursement allows for it and our pay-as-you-go pricing model reduces the risk to third-party payors. As we grow our customer base, we expect to generate an increasing portion of our revenues through recurring sales of our disposable Pods, which provides recurring revenue.
During 2022, we issued two voluntary Medical Device Corrections (“MDCs”), one in October for our Omnipod DASH PDM related to its battery and the other in November for our Omnipod 5 Controller related to its charging port and cable. In addition to the estimated liability we recorded in 2022, we have a performance obligation to replace Omnipod DASH PDMs and Omnipod 5 Controllers sold subsequent to the MDC issuances, which is expected to negatively impact gross margins and net income in 2023, most notably in the first half of the year. However, during the three months ended March 31, 2023, we recorded $8.0 million of income associated with a change in our estimated liability for the MDCs primarily due to lower shipping costs for replacement DASH

PDMs and lower expected distribution costs for Omnipod 5 Controllers, which is expected to offset the negative impact to gross margin.
We continue to experience challenges stemming from the global supply chain disruption; however, while there is no guarantee of future performance, to date we have been able to successfully mitigate this disruption and ensure uninterrupted supply to our customers by increasing our inventory levels and taking other measures. While our mitigation efforts and inflation are expected to negatively impact gross margins and net income throughout the year, we intend to continue to work to improve productivity to help offset these costs.
Revenue

	Three Months Ended March 31,
(dollars in millions)	2023	2022	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$259.0	$174.1	48.8%	—%	48.8%
International Omnipod	98.6	95.4	3.4%	(6.2)%	9.6%
Total Omnipod	357.6	269.5	32.7%	(2.2)%	34.9%
Drug Delivery	0.5	25.9	(98.1)%	—%	(98.1)%
Total revenue	$358.1	$295.4	21.2%	(2.1)%	23.3%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended March 31, 2023 increased $62.7 million, or 21.2%, to $358.1 million, compared with $295.4 million for the three months ended March 31, 2022. Constant currency revenue growth of 23.3% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix, partially offset by decreased drug delivery revenue.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended March 31, 2023 increased $84.9 million, or 48.8%, to $259.0 million, compared with $174.1 million for the three months ended March 31, 2022. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge. This increase was also driven by conversions to Omnipod 5 as users generally fill both their starter kit and their first month of refills simultaneously. These increases were partially offset by a reduction in inventory days-on-hand at our distributors due to higher-than-expected consumption of Omnipod 5 and sales returns for Omnipod DASH and Omnipod Classic as retail pharmacies convert their inventory to Omnipod 5.
U.S. Omnipod revenue for the three months ended March 31, 2023 includes $96.8 million of related party revenue, compared with $48.4 million for the three months ended March 31, 2022. The $48.4 million increase primarily resulted from growth through the pharmacy channel.
For full year 2023, we expect strong U.S. Omnipod revenue growth driven by continued volume growth of Omnipod 5 in the pharmacy channel, continued sales of Omnipod DASH, and the benefits of our recurring revenue model. We expect these increases to be partially offset by lower conversions to Omnipod 5 in the second half of the year compared to 2022.
International Omnipod
International Omnipod revenue for the three months ended March 31, 2023 increased $3.2 million, or 3.4%, to $98.6 million, compared with $95.4 million for the three months ended March 31, 2022. Excluding the 6.2% unfavorable impact of currency exchange, the remaining 9.6% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH, partially offset by increased competition from AID systems.
For full year 2023, we expect higher International Omnipod revenue due to continued volume growth driven by the ongoing adoption of Omnipod DASH, partially offset by competition from AID systems.
Drug Delivery
Drug Delivery revenue for the three months ended March 31, 2023 was nominal compared with $25.9 million for the three months ended March 31, 2022. For full year 2023, we expect Drug Delivery revenue to decline $26 million to $32 million due to a lower demand forecast from our partner.

Operating Expenses

	Three Months Ended March 31,
	2023		2022
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$117.6	32.8%	$85.7	29.0%
Research and development expenses	$50.1	14.0%	$43.1	14.6%
Selling, general and administrative expenses	$162.7	45.4%	$128.7	43.6%
Cost of Revenue
Cost of revenue for the three months ended March 31, 2023 increased $31.9 million, or 37.2%, to $117.6 million, compared with $85.7 million for the three months ended March 31, 2022. Gross margin was 67.2% for the three months ended March 31, 2023, compared with 71.0% for the three months ended March 31, 2022. The 380 basis point decrease in gross margin was primarily driven by higher costs associated with Omnipod 5 production, higher production costs in the U.S. as manufacturing continues to ramp and become a larger portion of our total production, and lower production of Drug Delivery pods. To a lesser extent, increased costs associated with warranty, inventory reserves, inflation also contributed to the decline in margin. These decreases were partially offset by higher average selling price due to growth in the pharmacy channel and an approximate 220 basis point adjustment to our estimated warranty accrual for the voluntary MDCs issued in 2022.
For full year 2023, we expect gross margin to be in the range of 65% to 66%. We anticipate gross margin to increase due to significant costs associated with the MDCs in 2022, most of which we do not expect to recur in 2023, higher volume in the pharmacy channel and favorable geographical sales mix. We believe these increases will be partially offset by higher production costs as we further scale U.S. manufacturing, unfavorable product line mix due to higher costs associated with Omnipod 5 production, and higher costs as we contend with inflation.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2023 increased $7 million, or 16.2%, to $50.1 million, compared with $43.1 million for the three months ended March 31, 2022. The increase was primarily due to year-over-year headcount additions to support our continued investment in development of Omnipod products. We expect research and development spending in 2023 to increase compared with 2022 as we continue to invest in advancing our innovation and clinical pipeline and contend with inflation.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2023 increased $34.0 million, or 26.4%, to $162.7 million, compared with $128.7 million for the three months ended March 31, 2022. The increase was primarily attributable to higher third-party customer service costs to support Omnipod 5 adoption, year-over-year headcount additions, mainly in information technology and commercial operations, and an increase in software license fees driven by investments in new systems due to our growing business and increased headcount. To a lesser extent, the increase was due to higher consulting costs and higher direct-to-consumer advertising spend.
We expect selling, general and administrative expenses to increase in 2023 compared with 2022 primarily due to investments in our operating structure, primarily headcount additions, to facilitate operational efficiencies and continued growth, including customer support and a new enterprise resource planning system. Additionally, we plan to make additional investments to support the Omnipod System, including market acceptance and access, and the phased launch of Omnipod 5 in our international markets. We expect these increases to be partially offset by $25.2 million of legal charges incurred in 2022, related to the settlement of patent infringement lawsuit, associated legal fees, and the settlement of a contract dispute, that are not expected to recur.
Non-Operating Items
Interest Expense, Net
Net interest expense decreased $6.0 million to $2.9 million for the three months ended March 31, 2023, compared with $8.9 million for the three months ended March 31, 2022. This decrease was primarily driven by an increase in interest income resulting from higher interest rates.
Income Tax Expense
Income tax expense was $0.8 million for the three months ended March 31, 2023, compared with $1.5 million for the three months ended March 31, 2022, resulting in relatively consistent effective tax rates of 3.4% and 5.1%, respectively.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2023	2022
Net income	$23.8	$27.8
Interest expense, net	2.9	8.9
Income tax expense	0.8	1.5
Depreciation and amortization	17.2	15.3
Stock-based compensation	12.1	9.5
Voluntary MDCs (1)	(8.0)	—
Adjusted EBITDA	$48.8	$63.0

(1) Represents income resulting from an adjustment to estimated costs associated with the voluntary MDC notices issued in the fourth quarter of 2022, which is included in cost of revenue. Refer to Note 8 to the consolidated financial statements for additional information.

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
Adjusted EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, stock-based compensation and other significant transactions or events, such as legal settlements, medical device corrections, and loss on extinguishment of debt, that affect the period-to-period comparability of our performances, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our performance, and we believe that it is helpful to investors, and other interested parties as a measure of our comparative performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results.
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
Liquidity and Capital Resources
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity:

(in millions)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$620.7	$674.7
Current portion of long-term debt	$27.8	$27.5
Long-term debt, net	$1,368.8	$1,374.3
Total debt, net	$1,396.6	$1,401.8
Total stockholders’ equity	$502.8	$476.4
Debt-to-total capital ratio	74%	75%
Net debt-to-total capital ratio	41%	39%

Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of March 31, 2023, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Additional information regarding our debt is provided in Note 9 to the consolidated financial statements.
Credit Agreement
We have a $100.0 million three-year senior secured revolving credit facility (the “Credit Facility”), which expires in 2024. At March 31, 2023, no amount was outstanding under the Credit Facility. The Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations.
Other Facilities
In May 2023, the Company entered into a $24 million financing transaction for manufacturing equipment in Acton, Massachusetts.
Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$0.5	$(13.7)
Investing activities	(42.1)	(46.9)
Financing activities	(12.1)	(20.3)
Effect of exchange rate changes on cash	(0.1)	(0.6)
Net decrease in cash, cash equivalents and restricted cash	$(53.8)	$(81.5)
Operating Activities
Net cash provided by operating activities of $0.5 million for the three months ended March 31, 2023 was primarily attributable to $56.0 million working capital cash outflow, partially offset by net income, as adjusted for depreciation and amortization, and stock-based compensation expense. The working capital outflow was driven by a $36.5 million decrease in accrued expenses and other liabilities, a $38.2 million increase in inventories, a $20.7 million increase in prepaid expenses and other assets and a $12.1 million increase in accounts receivable, partially offset by a $51.5 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily driven by the annual payout of cash bonuses for performance in the prior year and warranty fulfillment associated with the DASH voluntary MDC issued in 2022, partially offset by an increase in accrued rebates mainly due to revenue growth in the pharmacy channel. The increase in inventories was primarily driven by a planned inventory build to satisfy demand. The increase in prepaid expenses and other assets was primarily driven by prepayments for inventory associated with the Omnipod 5 voluntary MDC. The increase in accounts receivable was primarily due to an increase in sales in the U.S. pharmacy channel, which has longer payment terms. Finally, the increase in accounts payable was primarily driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $42.1 million for the three months ended March 31, 2023, compared with $46.9 million for the three months ended March 31, 2022.
Capital Spending—Capital expenditures were $10.5 million and $12.8 million for the three months ended March 31, 2023 and 2022, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2023 to decrease compared with 2022 given our significant investments to build capacity in 2022, including the acceleration of some of our spending on machinery and equipment for our new Malaysia facility that is under construction. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $1.5 million and $3.1 million for the three months ended March 31, 2023 and 2022, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions—During the three months ended March 31, 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. During the three months ended March 31, 2022, we paid $26.0 million to acquire substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies that are used in the production of Omnipods from Dynalloy, Inc. The remaining $3 million purchase price for this acquisition was paid during the three months ended March 31, 2023.
Investments—During the three months ended March 31, 2023 and 2022, we made strategic investments in private companies in the amount of $2.0 million and $5.0 million, respectively.
Financing Activities
Net cash used in financing activities was $12.1 million for the three months ended March 31, 2023, compared with $20.3 million for three months ended March 31, 2022.
Debt Repayments—During the three months ended March 31, 2023, we made $6.7 million in aggregate principal payments on our equipment financings, term loan, and mortgage, compared with $6.1 million for the three months ended March 31, 2022.
Proceeds from Option Exercises—Total proceeds from option exercises were $6.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. The $4.9 million increase was primarily driven by option exercises by former executives.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $11.4 million and $15.3 million for the three months ended March 31, 2023 and 2022, respectively. The $3.9 million decrease was primarily driven by lower achievement of the performance stock units that vested during the period.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 11 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of March 31, 2023, we had various letters of credit totaling $18.1 million, primarily related to amounts issued under our $20 million uncommitted letter of credit facility to backstop a bank guarantee that serves as security for land and building in Malaysia while under construction.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for revenue recognition and contingencies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:
•adverse changes in general economic conditions as well as risks associated with public health crises and pandemics, such as the COVID-19 global pandemic, government actions and restrictive measures implemented in response, supply chain disruptions, delays in clinical trials, and other impacts to the business, our customers, suppliers, and employees;
•dependence on a principal product platform;
•ability to maintain and grow our customer base;
•ability to scale our business to support revenue growth, maintain an effective sales force and expand our distribution network;
•ability to secure and retain adequate coverage or reimbursement from third-party payors;

•impact of healthcare reform laws;
•impact of competitive products, technological change, and product innovation;
•ability to design, develop, manufacture and commercialize future products;
•inability to maintain or enter into new license or other agreements with respect to continuous glucose monitors, data management systems or other rights necessary to sell our current product and/or commercialize future products;
•challenges to the future development of our non-insulin drug delivery product line;
•international business risks, including regulatory, commercial and logistics risks;
•supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;
•failure to retain key suppliers;
•ability to protect our intellectual property and other proprietary rights and potential conflicts with the intellectual property of third parties;
•extensive government regulation applicable to medical devices as well as complex and evolving privacy and data protection laws;
•adverse regulatory or legal actions relating to the Omnipod System or future products;
•failure of our contract manufacturer or component suppliers to comply with the FDA’s quality system regulations;
•potential adverse impacts resulting from a recall, or discovery of serious safety issues, product liability lawsuits relating to off-label use, the potential violation of anti-bribery/anti-corruption laws; breaches or failures of our product or information technology systems, including by cyberattack;
•unfavorable results of clinical studies, including issues with third parties conducting any studies, or future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable;
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
•risks related to the conversion of outstanding Convertible Senior Notes; and
•potential limitations on our ability to use our net operating loss carryforwards.
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our market price sensitive instruments and foreign currency exchange risk.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is provided in Note 11 to the condensed consolidated financial statements in this Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2023 and December 31, 2022

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023 and 2022

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2023 and 2022

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	May 4, 2023	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	May 4, 2023	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)