Form 10-Q
period 2023-06-30
INSULET CORP
filed 2023-08-09
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of August 1, 2023, the registrant had 69,821,118 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$660.1	$674.7
Accounts receivable trade, less allowance for credit losses of $3.1 and $2.5	167.6	140.9
Accounts receivable trade, net — related party	82.9	64.7
Inventories	411.3	346.8
Prepaid expenses and other current assets	99.6	86.9
Total current assets	1,421.5	1,314.0
Property, plant and equipment, net	601.5	599.9
Other intangible assets, net	99.5	75.5
Goodwill	51.7	51.7
Other assets	211.6	210.0
Total assets	$2,385.8	$2,251.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$107.5	$30.8
Accrued expenses and other current liabilities	282.8	301.0
Accrued expenses and other current liabilities — related party	5.5	5.4
Current portion of long-term debt	29.2	27.5
Total current liabilities	425.0	364.7
Long-term debt, net	1,368.6	1,374.3
Other liabilities	38.3	35.7
Total liabilities	1,831.9	1,774.7
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 69,804,489 and 69,511,286 issued and outstanding	0.1	0.1
Additional paid-in capital	1,070.7	1,040.6
Accumulated deficit	(533.2)	(584.3)
Accumulated other comprehensive income	16.3	20.0
Total stockholders’ equity	553.9	476.4
Total liabilities and stockholders’ equity	$2,385.8	$2,251.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2023	2022	2023	2022
Revenue	$287.3	$243.9	$548.6	$490.9
Revenue from related party	109.2	55.5	206.0	103.9
Total revenue	396.5	299.4	754.6	594.8
Cost of revenue	131.6	109.1	249.2	194.8
Gross profit	264.9	190.3	505.4	400.0
Research and development expenses	55.1	42.6	105.2	85.7
Selling, general and administrative expenses	178.7	174.4	341.4	303.1
Operating income (loss)	31.1	(26.7)	58.8	11.2
Interest expense, net	(2.4)	(8.3)	(5.3)	(17.2)
Other expense, net	(0.2)	(1.1)	(0.4)	(0.8)
Income (loss) before income taxes	28.5	(36.1)	53.1	(6.8)
Income tax (expense) benefit	(1.2)	1.1	(2.0)	(0.4)
Net income (loss)	$27.3	$(35.0)	$51.1	$(7.2)

Net income (loss) per share:
Basic	$0.39	$(0.50)	$0.73	$(0.10)
Diluted	$0.39	$(0.50)	$0.73	$(0.10)
Weighted-average number of common shares outstanding (in thousands):
Basic	69,741	69,356	69,662	69,305
Diluted	70,142	69,356	70,119	69,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$27.3	$(35.0)	$51.1	$(7.2)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2.4)	(9.6)	(0.7)	(13.3)
Unrealized gain (loss) on cash flow hedges	2.8	4.6	(3.0)	22.7
Total other comprehensive income (loss), net of tax	0.4	(5.0)	(3.7)	9.4
Comprehensive income (loss)	$27.7	$(40.0)	$47.4	$2.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2023	69,694	$0.1	$1,047.3	$(560.5)	$15.9	$502.8
Exercise of options to purchase common stock	73	—	6.3	—	—	6.3
Issuance of shares for employee stock purchase plan	23	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	13.1	—	—	13.1
Restricted stock units vested, net of shares withheld for taxes	14	—	(1.5)	—	—	(1.5)
Net income	—	—	—	27.3	—	27.3
Other comprehensive income	—	—	—	—	0.4	0.4
Balance at June 30, 2023	69,804	$0.1	$1,070.7	$(533.2)	$16.3	$553.9

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2022	69,320	$0.1	$995.5	$(561.1)	$12.2	$446.7
Exercise of options to purchase common stock	24	—	0.8	—	—	0.8
Issuance of shares for employee stock purchase plan	27	—	4.9	—	—	4.9
Stock-based compensation expense	—	—	11.2	—	—	11.2
Restricted stock units vested, net of shares withheld for taxes	15	—	(1.2)	—	—	(1.2)
Net loss	—	—	—	(35.0)	—	(35.0)
Other comprehensive loss	—	—	—	—	(5.0)	(5.0)
Balance at June 30, 2022	69,386	$0.1	$1,011.2	$(596.1)	$7.2	$422.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2022	69,511	$0.1	$1,040.6	$(584.3)	$20.0	$476.4
Exercise of options to purchase common stock	183	—	12.3	—	—	12.3
Issuance of shares for employee stock purchase plan	23	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	25.2	—	—	25.2
Restricted stock units vested, net of shares withheld for taxes	87	—	(12.9)	—	—	(12.9)
Net income	—	—	—	51.1	—	51.1
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)
Balance at June 30, 2023	69,804	$0.1	$1,070.7	$(533.2)	$16.3	$553.9

Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2021	69,179	$0.1	$1,207.9	$(649.5)	$(2.2)	$556.3
Adoption of ASU 2020-06 (1)	—	—	(207.7)	60.6		(147.1)
Exercise of options to purchase common stock	52	—	1.9	—	—	1.9
Issuance of shares for employee stock purchase plan	27	—	4.9	—	—	4.9
Stock-based compensation expense	—	—	20.7	—	—	20.7
Restricted stock units vested, net of shares withheld for taxes	128	—	(16.5)	—	—	(16.5)
Net loss	—	—	—	(7.2)	—	(7.2)
Other comprehensive income	—	—	—	—	9.4	9.4
Balance at June 30, 2022	69,386	$0.1	$1,011.2	$(596.1)	$7.2	$422.4
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

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$51.1	$(7.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35.3	31.1
Stock-based compensation expense	25.2	20.7
Non-cash interest expense	3.0	2.8
Provision for credit losses	2.0	1.9
Other	1.0	1.0
Changes in operating assets and liabilities:
Accounts receivable	(27.1)	(24.7)
Accounts receivable — related party	(18.2)	(26.7)
Inventories	(62.7)	(24.0)
Prepaid expenses and other assets	(19.8)	(23.3)
Accounts payable	74.5	20.1
Accrued expenses and other liabilities	(19.7)	38.2
Accrued expenses and other liabilities — related party	(0.1)	1.7
Net cash provided by operating activities	44.5	11.6
Cash flows from investing activities
Capital expenditures	(26.2)	(27.4)
Investments in developed software	(3.9)	(7.6)
Acquisition of intangible assets	(25.1)	—
Acquisition of a business	(3.0)	(26.0)
Cash paid for investments	(7.0)	(7.8)
Net cash used in investing activities	(65.2)	(68.8)
Cash flows from financing activities
Repayment of equipment financings	(9.9)	(8.6)
Repayment of term loan	(2.5)	(2.5)
Repayment of mortgage	(1.1)	(1.1)
Proceeds from exercise of stock options	12.3	1.9
Proceeds from issuance of common stock under employee stock purchase plan	5.5	4.9
Payment of withholding taxes in connection with vesting of restricted stock units	(12.9)	(16.5)
Other	(0.3)	—
Net cash used in financing activities	(8.9)	(21.9)
Effect of exchange rate changes on cash	—	(3.5)
Net decrease in cash, cash equivalents and restricted cash	(29.6)	(82.6)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	689.7	806.4
Cash, cash equivalents and restricted cash at end of period (Note 3)	$660.1	$723.8

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$5.6	$4.9
Purchases of property, plant and equipment included in long-term debt	$7.0	$—
Purchases of developed software included in accounts payable and accrued expenses	$0.4	$2.4
Lease liabilities arising from obtaining right-of-use assets	$5.0	$12.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other subsequent interim period.
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
Investments
In February and June 2023, the Company made strategic investments in two companies in the amount of $2.0 million and $5.0 million, respectively. As of June 30, 2023 and December 31, 2022, the total carrying value of the Company’s investments primarily recorded at cost less impairment was $15.7 million and $8.7 million, respectively.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $3.5 million and $3.1 million for the three months ended June 30, 2023 and 2022, respectively, and were $5.8 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively.
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

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
U.S. Omnipod	$276.8	$196.4	$535.8	$370.5
International Omnipod	103.7	89.4	202.3	184.8
Total Omnipod	380.5	285.8	738.1	555.3
Drug Delivery	16.0	13.6	16.5	39.5
Total revenue	$396.5	$299.4	$754.6	$594.8
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributor A	28%	19%	28%	18%
Distributor B	17%	16%	16%	14%
Distributor D	22%	16%	22%	13%
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2023	December 31, 2022
Accrued expenses and other current liabilities	$19.4	$16.1
Other liabilities	1.8	1.6
Total deferred revenue	$21.2	$17.7
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Deferred revenue recognized	$2.3	$0.3	$12.2	$1.6
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$16.3	$15.2
Other assets	33.1	31.3
Total capitalized contract acquisition costs, net	$49.4	$46.5
The Company recognized $4.0 million and $3.6 million of amortization of capitalized contract acquisition costs during the three months ended June 30, 2023 and 2022, respectively, and recognized $8.0 million and $7.0 million of amortization of capitalized contract acquisition costs during the six months ended June 30, 2023 and 2022, respectively.

Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	June 30, 2023	December 31, 2022
Cash	$94.5	$136.1
Money market mutual funds	446.9	487.3
Time deposits	103.3	50.8
Restricted cash	15.4	0.5
Total cash and cash equivalents	660.1	674.7
Restricted cash included in other assets	—	15.0
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$660.1	$689.7
All cash and cash equivalents are Level 1 in the fair value hierarchy. Restricted cash is held as a compensating balance against long-term borrowings.
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements. Under this arrangement, cash deposited by participating subsidiaries may be used to offset amounts owed to the bank by other participating subsidiaries to the extent the overall balance in the cash pool is at least zero, providing legal rights of offset. As of June 30, 2023, the Company had a net cash position of approximately $1.1 million, consisting of a gross cash position of approximately $47.1 million less cash borrowings of approximately $46.0 million by participating subsidiaries, which is reflected as cash and cash equivalents in the consolidated balance sheet.
Note 4. Accounts Receivable, Net
At the end of each period, net accounts receivable were comprised of the following:

(in millions)	June 30, 2023	December 31, 2022
Accounts receivable trade, net	$154.6	$128.6
Unbilled receivable	13.0	12.3
Accounts receivable, net	$167.6	$140.9
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	June 30, 2023	December 31, 2022
Distributor A	37%	34%
Distributor B	13%	11%
Distributor D	26%	23%
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	June 30, 2023	December 31, 2022
Raw materials	$101.7	$79.1
Work in process	101.4	84.2
Finished goods	208.2	183.5
Total inventories	$411.3	$346.8
Amounts charged to the consolidated statements of operations for excess and obsolete inventory were insignificant for both the three months ended June 30, 2023 and 2022, and were $2.4 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

Note 6. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	June 30, 2023	December 31, 2022
Short-term portion	$22.3	$18.0
Long-term portion	101.7	87.1
Total capitalized implementation costs	124.0	105.1
Less: accumulated amortization	(25.6)	(17.1)
Capitalized implementation costs, net	$98.4	$88.0
Amortization expense is recognized on a straight-line basis over the expected term of the hosting arrangements, which range from three to ten years. Amortization expense was $5.0 million and $3.7 million for the three months ended June 30, 2023 and 2022, respectively, and was $9.3 million and $5.0 million for the six months ended June 30, 2023 and 2022, respectively.
Note 7. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.7 million at both June 30, 2023 and December 31, 2022.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(29.2)	$14.0	$43.2	$(27.5)	$15.7
Internal-use software	38.7	(13.0)	25.7	34.8	(12.0)	22.8
Developed technology	27.4	(2.0)	25.4	27.4	(1.0)	26.4
Patents	36.2	(1.8)	34.4	11.0	(0.4)	10.6
Total intangible assets	$145.5	$(46.0)	$99.5	$116.4	$(40.9)	$75.5
Amortization expense for intangible assets was $2.7 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, and was $5.1 million and $3.5 million for the six months ended June 30, 2023 and 2022, respectively.
In February 2023, the Company paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based automated insulin delivery technologies. The acquired patent assets have a useful life of 11 years.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2023	December 31, 2022
Accrued rebates	$87.2	$69.6
Employee compensation and related costs	82.2	95.9
Professional and consulting services	34.1	27.5
Warranty liability - current portion	17.2	57.3
Other	62.1	50.7
Accrued expenses and other current liabilities	$282.8	$301.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Product warranty liability at beginning of period	$39.2	$6.9	$62.1	$6.8
Warranty expense	3.3	8.1	8.8	11.1
Change in estimate	(0.8)	—	(8.8)	—
Warranty fulfillment	(20.4)	(3.4)	(40.8)	(6.3)
Product warranty liability at the end of period	$21.3	$11.6	$21.3	$11.6
During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the six months ended June 30, 2023, the Company revised the estimated liability for these MDCs by $8.8 million. This change in estimate primarily relates to lower shipping costs for replacement DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers. The Company had an estimated liability of $13.2 million and $54.6 million related to the MDCs included in its product warranty liability at June 30, 2023 and December 31, 2022, respectively.
Note 9. Debt
The components of debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
Revolving Credit Facility expires June 2028	$—	$—
Equipment Financing due May 2024	6.1	9.5
Equipment Financing due November 2025	18.9	22.5
5.15% Mortgage due November 2025	64.4	65.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment Financing	6.9	—
Term loan due May 2028	490.0	492.5
Equipment Financing due July 2028	31.7	34.4
Unamortized debt discount	(7.2)	(7.6)
Debt issuance costs	(13.0)	(15.0)
Total debt, net	1,397.8	1,401.8
Less: current portion	29.2	27.5
Total long-term debt, net	$1,368.6	$1,374.3
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Notes”) have an effective interest rate of 0.76%. The Notes are convertible into the Company’s common stock at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible June 1, 2026 through August 28, 2026 by its holders for any reason. Additionally, on or after September 6, 2023, the Company may redeem for cash all, or any portion of the Notes, if its stock price has been equal to or greater than $294.75 for at least 20 of the prior 30 consecutive trading days including the date which the Company provides notice of redemption.
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
Equipment Financing
In May 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company is involved in the construction of the manufacturing equipment; accordingly, it is included in property, plant and equipment on the consolidated balance sheet at June 30, 2023. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following completion of construction and has an effective interest rate of approximately 9.4%.
Senior Secured Credit Agreement
In June 2023, the Company increased the size of its Revolving Credit Facility by $200.0 million bringing the total to $300.0 million and extended the maturity date of the revolving credit facility to the earlier of June 2028 or 91 days prior to the maturity date of the Company’s term loan if still outstanding. Under the amended credit agreement, outstanding borrowings bear interest at a rate of Secured Overnight Financing Rate plus an applicable margin of 2.625% to 3.25%, based on the Company's net leverage ratio and credit rating.
Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	June 30, 2023		December 31, 2022
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
Term loan due May 2028(1)	$480.6	$490.0	$482.1	$485.1
0.375% Convertible Senior Notes(2)	790.3	1,017.4	788.8	1,038.7
Equipment financings(3)	63.3	63.3	66.4	66.4
5.15% Mortgage(3)	63.6	63.6	64.5	64.5
Total	$1,397.8	$1,634.3	$1,401.8	$1,654.7
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
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the interest rate swaps was $34.0 million and $36.9 million at June 30, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets. As of June 30, 2023, the Company estimates that $20.4 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of operations over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income are recognized within interest expense, net.

Note 11. Commitments and Contingencies
Legal Proceedings
During the three months ended June 30, 2022, the Company entered into a Settlement and License Agreement (the “Settlement Agreement”) with Roche Diabetes Care, Inc. (“Roche”) to settle pending patent infringement litigation. Pursuant to the Settlement Agreement, in exchange for a release of claims, mutual covenant not to sue for five years, and license to the patent in suit from Roche, the Company made a one-time payment of $20 million to Roche. The $20 million charge is included in selling, general and administrative expenses for both the three and six months ended June 30, 2022.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.
Note 12. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cost of revenue	$0.1	$0.1	$0.2	$0.2
Research and development expenses	3.3	2.2	6.1	4.2
Selling, general and administrative expenses	9.7	8.9	18.9	16.3
Total	$13.1	$11.2	$25.2	$20.7
Note 13. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(15.3)	$31.2	$15.9	$(17.0)	$37.0	$20.0
Other comprehensive (loss) income before reclassifications	(2.4)	7.9	5.5	(0.7)	6.5	5.8
Amounts reclassified to net income	—	(5.1)	(5.1)	—	(9.5)	(9.5)
Balance at the end of period	$(17.7)	$34.0	$16.3	$(17.7)	$34.0	$16.3

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(10.4)	$22.6	$12.2	$(6.7)	$4.5	$(2.2)
Other comprehensive (loss) income before reclassifications	(9.6)	4.4	(5.2)	(13.3)	21.9	8.6
Amounts reclassified to net loss	—	0.2	0.2	—	0.8	0.8
Balance at the end of period	$(20.0)	$27.2	$7.2	$(20.0)	$27.2	$7.2

Note 14. Interest Expense, Net
Interest expense, net was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Cash interest, net of interest rate swaps	$8.6	$8.1	$16.9	$16.0
Accretion of debt discount	0.3	0.3	0.7	0.7
Amortization of debt issuance costs	1.2	1.0	2.3	2.1
Capitalized interest	(0.4)	(0.3)	(0.8)	(0.7)
Interest expense, net of portion capitalized	9.7	9.1	19.1	18.1
Interest income	(7.3)	(0.8)	(13.8)	(0.9)
Interest expense, net	$2.4	$8.3	$5.3	$17.2
Note 15. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2023 was 4.2% and 3.8%, compared with 2.9% and (6.5)% for the three and six months ended June 30, 2022, respectively. Income tax benefits have not been recorded for losses in the United Kingdom where a valuation allowance exists against net deferred tax assets. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at June 30, 2023 and December 31, 2022. The Company had no uncertain tax positions at June 30, 2023 and December 31, 2022.
Note 16. Net Income (Loss) Per Share
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Weighted average number of common shares outstanding, basic	69,741	69,356	69,662	69,305
Stock options	318	—	356	—
Restricted stock units	83	—	101	—
Weighted average number of common shares outstanding, diluted	70,142	69,356	70,119	69,305
The number of common share equivalents excluded from the computation of diluted net income (loss) per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
0.375% Convertible Senior Notes due September 2026	3,528	3,528	3,528	3,528
Restricted stock units	231	348	235	358
Stock options	157	635	156	607
Total	3,916	4,511	3,919	4,493

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
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we launched Omnipod 5 in the United States in 2022 and in the United Kingdom in June 2023. We are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets. We plan to launch Omnipod 5 in Germany this year and to continue the roll out across our European markets in 2024.
To accelerate our efforts to secure reimbursement for Omnipod 5, we have completed the randomized control trial in the U.S. and the last individual will soon complete the trail in France. Additionally, we expect to begin enrollment for the clinical study of Omnipod 5 with the integration of the Abbott FreeStyle Libre 2 continuous glucose monitor (“CGM”) soon. This study will include participants with type 1 diabetes in both the adult and pediatric age groups in the United Kingdom, France and Belgium. We also continue to expand market access and awareness of Omnipod through our direct to consumer advertising programs and through growing our presence in the U.S. pharmacy channel, where access to Omnipod 5 and Omnipod DASH is simpler and affordable, as no up-front investment is required. As we continue our growth in the pharmacy channel, we plan to phase-out our Classic Omnipod in the U.S. this year, since the vast majority of our customer base is no longer using this product.
We also have begun enrolling individuals in a pivotal trial for Omnipod 5 with the goal of expanding Omnipod 5’s indication to type 2 users. We expect to complete enrollment this year. Additionally, in April 2023, we received U.S. Food and Drug Administration (“FDA”) clearance for Omnipod GOTM, our basal-only Pod for individuals with type 2 diabetes age 18 or older who require insulin. We expect to begin our commercial pilot program in the U.S. for Omnipod GO soon, followed by a full commercial launch in 2024.
We also continue to take steps to strengthen our global manufacturing capabilities. We are currently constructing a new manufacturing plant in Malaysia to support our international expansion strategy, further ensure product supply, and drive higher gross margins over time. We expect to begin production at this new manufacturing facility in 2024.
Finally, we continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In order to provide smartphone control for those who use iOS mobile technology, we recently submitted the Omnipod 5 App for iPhone to the FDA for 510(k) clearance.
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
During 2022, we issued two voluntary Medical Device Corrections (“MDCs”), one in October for our Omnipod DASH PDM related to its battery and the other in November for our Omnipod 5 Controller related to its charging port and cable. In addition to the estimated liability we recorded in 2022, we have a performance obligation to replace Omnipod DASH PDMs and Omnipod 5 Controllers sold subsequent to the MDC issuances, which is expected to negatively impact gross margins and net income in 2023, most notably in the first half of the year. However, during the six months ended June 30, 2023, we recorded $8.8 million of income associated with a change in our estimated liability for the MDCs primarily due to lower shipping costs for replacement DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers, which is expected to offset the negative impact to gross margin.
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
Revenue

	Three Months Ended June 30,
(dollars in millions)	2023	2022	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$276.8	$196.4	40.9%	—%	40.9%
International Omnipod	103.7	89.4	16.0%	0.5%	15.5%
Total Omnipod	380.5	285.8	33.2%	0.2%	33.0%
Drug Delivery	16.0	13.6	17.6%	—%	17.6%
Total revenue	$396.5	$299.4	32.4%	0.2%	32.2%

	Six Months Ended June 30,
(dollars in millions)	2023	2022	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$535.8	$370.5	44.6%	—%	44.6%
International Omnipod	202.3	184.8	9.5%	(3.0)%	12.5%
Total Omnipod	738.1	555.3	32.9%	(1.0)%	33.9%
Drug Delivery	16.5	39.5	(58.2)%	—%	(58.2)%
Total revenue	$754.6	$594.8	26.9%	(0.9)%	27.8%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended June 30, 2023 increased $97.1 million, or 32.4%, to $396.5 million, compared with $299.4 million for the three months ended June 30, 2022. Constant currency revenue growth of 32.2% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
Total revenue for the six months ended June 30, 2023 increased $159.8 million, or 26.9%, to $754.6 million, compared with $594.8 million for the six months ended June 30, 2022. Constant currency revenue growth of 27.8% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix, partially offset by decreased drug delivery revenue.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended June 30, 2023 increased $80.4 million, or 40.9%, to $276.8 million, compared with $196.4 million for the three months ended June 30, 2022. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge. This increase was also driven by conversions to Omnipod 5 as users generally fill both their starter kit and their first month of refills simultaneously. These increases were partially offset by a reduction in estimated inventory days-on-hand at our distributors primarily driven by the increase in inventory at distributors in the prior year due to the launch of Omnipod 5, and higher sales returns for Omnipod DASH and Omnipod Classic as retail pharmacies convert their inventory to Omnipod 5.
U.S. Omnipod revenue for the three months ended June 30, 2023 includes $109.2 million of related party revenue, compared with $55.5 million for the three months ended June 30, 2022. The $53.7 million increase primarily resulted from growth through the pharmacy channel.
U.S. Omnipod revenue for the six months ended June 30, 2023 increased $165.3 million, or 44.6%, to $535.8 million, compared with $370.5 million for the six months ended June 30, 2022. This increase primarily resulted from higher volumes driven by growing our customer base and, to a lesser extent, growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge. This increase was also driven by conversions to Omnipod 5 as users generally fill both their starter kit and their first month of refills simultaneously. These increases were partially offset by a reduction in estimated inventory days-on-hand at our distributors, and higher sales returns for Omnipod DASH and Omnipod Classic as retail pharmacies convert their inventory to Omnipod 5.
U.S. Omnipod revenue for the six months ended June 30, 2023 includes $206.0 million of related party revenue, compared with $103.9 million for the six months ended June 30, 2022. The $102.1 million increase primarily resulted from growth through the pharmacy channel.
For full year 2023, we expect strong U.S. Omnipod revenue growth driven by continued volume growth of Omnipod 5 in the pharmacy channel, continued sales of Omnipod DASH, and the benefits of our recurring revenue model. We expect these increases to be partially offset by lower conversions to Omnipod 5 in the second half of the year compared to 2022.
International Omnipod
International Omnipod revenue for the three months ended June 30, 2023 increased $14.3 million, or 16.0%, to $103.7 million, compared with $89.4 million for the three months ended June 30, 2022. Excluding the 0.5% favorable impact of currency exchange, the remaining 15.5% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH and, to a lesser extent, the timing of revenue recognition primarily related to deferrals associated with our DASH MDC, partially offset by increased competition from AID systems.
International Omnipod revenue for the six months ended June 30, 2023 increased $17.5 million, or 9.5%, to $202.3 million, compared with $184.8 million for the six months ended June 30, 2022. Excluding the 3.0% unfavorable impact of currency exchange, the remaining 12.5% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH and, to a lesser extent, the timing of revenue recognition related to deferrals associated with our DASH MDC and a technology upgrade program, partially offset by increased competition from AID systems.
For full year 2023, we expect higher International Omnipod revenue due to continued volume growth driven by the ongoing adoption of Omnipod DASH, partially offset by competition from AID systems.
Drug Delivery
Drug Delivery revenue for the three months ended June 30, 2023 was $16.0 million compared with $13.6 million for the three months ended June 30, 2022. The increase was driven by a reimbursement from our partner to cover a portion of our increased production costs.
Drug Delivery revenue for the six months ended June 30, 2023 decreased $23.0 million, or 58.2%, to $16.5 million, compared with $39.5 million for the six months ended June 30, 2022. The decrease primarily resulted from lower demand from our partner. For full year 2023, we expect Drug Delivery revenue to decline $26 million to $29 million due to a lower demand forecast from our partner.
Operating Expenses

	Three Months Ended June 30,
	2023		2022
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$131.6	33.2%	$109.1	36.4%
Research and development expenses	$55.1	13.9%	$42.6	14.2%
Selling, general and administrative expenses	$178.7	45.1%	$174.4	58.2%

	Six Months Ended June 30,
	2023		2022
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$249.2	33.0%	$194.8	32.8%
Research and development expenses	$105.2	13.9%	$85.7	14.4%
Selling, general and administrative expenses	$341.4	45.2%	$303.1	51.0%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2023 increased $22.5 million, or 20.6%, to $131.6 million, compared with $109.1 million for the three months ended June 30, 2022. Gross margin was 66.8% for the three months ended June 30, 2023, compared with 63.6% for the three months ended June 30, 2022. The 320 basis point increase in gross margin was primarily driven by higher average selling price due to growth in the pharmacy channel, improved manufacturing efficiencies, and a decrease in warranty expense. These increases were partially offset by higher costs associated with Omnipod 5 production, higher expected production costs as U.S. manufacturing continues to ramp and become a larger portion of our total production and inflation.

Cost of revenue for the six months ended June 30, 2023 increased $54.4 million, or 27.9%, to $249.2 million, compared with $194.8 million for the six months ended June 30, 2022. Gross margin of 67.0% for the six months ended June 30, 2023 was relatively level with the prior year as higher average selling price due to growth in the pharmacy channel and a 120 basis point adjustment to our estimated warranty accrual for the voluntary MDCs issued in 2022 was mostly offset by higher costs associated with Omnipod 5 production, higher expected production costs as U.S. manufacturing continues to become a larger portion of total production, lower production of Drug Delivery pods and inflation.
For full year 2023, we expect gross margin to be in the range of 65% to 66%. We anticipate gross margin to increase from 61.7% in 2022 due to significant costs associated with the MDCs in 2022, which we do not expect to recur, higher volume in the pharmacy channel and favorable geographical sales mix and manufacturing efficiencies. We believe these increases will be partially offset by higher production costs as we further scale U.S. manufacturing, unfavorable product line mix due to higher costs associated with Omnipod 5 production, and higher costs as we contend with inflation.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2023 increased $12.5 million, or 29.3%, to $55.1 million, compared with $42.6 million for the three months ended June 30, 2022. Research and development expenses for the six months ended June 30, 2023 increased $19.5 million, or 22.8%, to $105.2 million, compared with $85.7 million for the six months ended June 30, 2022. The increases for both the three and six months ended June 30, 2023 were primarily due to year-over-year headcount additions to support our continued investment in the development of Omnipod products. We expect research and development spending for the full year 2023 to increase compared with 2022 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2023 increased $4.3 million, or 2.5%, to $178.7 million, compared with $174.4 million for the three months ended June 30, 2022. Selling general and administrative expenses for the six months ended June 30, 2023 increased $38.3 million, or 12.6%, to $341.4 million, compared with $303.1 million for the six months ended June 30, 2022. The increases for both the three and six months ended June 30, 2023 were primarily attributable to year-over-year headcount additions, mainly to support information technology, commercial operations and international growth, higher third-party customer service costs to support Omnipod 5 adoption, and an increase in software license fees driven by investments in new systems due to our growing business and increased headcount. To a lesser extent, the increase was due to higher consulting costs, direct-to-consumer advertising spend and external training costs. These increases were partially offset by $27.3 million of legal costs related to the settlement of a patent infringement lawsuit, associated legal fees, and an estimated liability to settle a contract dispute in the prior year.
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
Non-Operating Items
Interest Expense, Net
Net interest expense for the three months ended June 30, 2023 decreased $5.9 million to $2.4 million, compared with $8.3 million for the three months ended June 30, 2022. Net interest expense for the six months ended June 30, 2023 decreased $11.9 million to $5.3 million, compared with $17.2 million for the six months ended June 30, 2022. The decreases for both the three and six months ended June 30, 2023 were primarily driven by an increase in interest income resulting from higher interest rates.
Income Tax Expense
Income tax expense was $1.2 million for the three months ended June 30, 2023, compared with an income tax benefit of $1.1 million for the three months ended June 30, 2022, resulting in relatively consistent effective tax rates of 4.2% and 2.9%, respectively. Income tax expense was $2.0 million for the six months ended June 30, 2023, compared with $0.4 million for the six months ended June 30, 2022, resulting in effective tax rates of 3.8% and (6.5)%, respectively. The increases in the effective tax rates for both the three and six months ended June 30, 2023 were primarily driven by jurisdictional distribution of profits and losses.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$27.3	$(35.0)	$51.1	$(7.2)
Interest expense, net	2.4	8.3	5.3	17.2
Income tax (expense) benefit	1.2	(1.1)	2.0	0.4
Depreciation and amortization	18.1	15.8	35.3	31.1
Stock-based compensation	13.1	8.9	25.2	18.4
Voluntary MDCs (1)	(0.8)	—	(8.8)	—
Legal costs (2)	—	27.3	—	27.3
CEO transition costs (3)	—	3.4	—	3.4
Adjusted EBITDA	$61.3	$27.6	$110.1	$90.6

(1) Represents income resulting from an adjustment to estimated costs associated with the voluntary MDC notices issued in the fourth quarter of 2022, which is included in cost of revenue. Refer to Note 8 to the consolidated financial statements for additional information.

(2) Includes a $20.0 million charge to settle patent infringement litigation with Roche Diabetes Care, Inc., associated legal fees, and an estimated liability to settle a contract dispute. Refer to Note 11 to the consolidated financial statements for additional information.

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
Adjusted EBITDA represents net income (loss) plus net interest expense, income tax expense, depreciation and amortization, stock-based compensation and other significant transactions or events, such as legal settlements, medical device corrections, and loss on extinguishment of debt, that affect the period-to-period comparability of our performances, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our performance, and we believe that it is helpful to investors, and other interested parties as a measure of our comparative performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results.
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
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity:

(in millions)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$660.1	$674.7
Current portion of long-term debt	$29.2	$27.5
Long-term debt, net	$1,368.6	$1,374.3
Total debt, net	$1,397.8	$1,401.8
Total stockholders’ equity	$553.9	$476.4
Debt-to-total capital ratio	72%	75%
Net debt-to-total capital ratio	38%	39%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of June 30, 2023, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Additional information regarding our debt is provided in Note 9 to the consolidated financial statements.
Credit Agreement
We have a $300.0 million three-year senior secured revolving credit facility (the “Credit Facility”), which expires in 2028. At June 30, 2023, no amount was outstanding under the Credit Facility. The Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations.
Other Facilities
In May 2023, the Company entered into a $24.0 million financing transaction for manufacturing equipment in Acton, Massachusetts. Additional information regarding our debt is provided in Note 9 to the consolidated financial statements.
Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$44.5	$11.6
Investing activities	(65.2)	(68.8)
Financing activities	(8.9)	(21.9)
Effect of exchange rate changes on cash	—	(3.5)
Net decrease in cash, cash equivalents and restricted cash	$(29.6)	$(82.6)
Operating Activities
Net cash provided by operating activities of $44.5 million for the six months ended June 30, 2023 was primarily attributable to $73.1 million working capital cash outflow, partially offset by net income, as adjusted for depreciation and amortization, and stock-based compensation expense. The working capital outflow was driven by $62.7 million increase in inventories, a $45.3 million increase in accounts receivable, a $19.8 million increase in prepaid expenses and other assets and a $19.8 million decrease in accrued expenses and other liabilities, partially offset by a $74.5 million increase in accounts payable. The increase in inventories was primarily driven by a planned inventory build to satisfy demand and prepare for the broader launch of Omnipod 5 internationally and Omnipod Go in the United States. The increase in accounts receivable was primarily due to an increase in sales in the U.S. pharmacy channel, which has longer payment terms. The increase in prepaid expenses and other assets was driven by an increase in cloud computing implementation and upgrade costs, other receivables and prepaid raw materials. The decrease in accrued expenses and other liabilities was primarily driven by warranty fulfillment associated with the voluntary MDCs issued in 2022 and annual payment of cash bonuses for performance in the prior year, partially offset by an increase in accrued rebates mainly due to revenue growth in the pharmacy channel. Finally, the increase in accounts payable was primarily driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $65.2 million for the six months ended June 30, 2023, compared with $68.8 million for the six months ended June 30, 2022.
Capital Spending—Capital expenditures were approximately $27 million for both the six months ended June 30, 2023 and 2022, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2023 to decrease compared with 2022 given our significant investments to build capacity in 2022, including the acceleration of some of our spending on machinery and equipment for our new Malaysia facility that is under construction. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $3.9 million and $7.6 million for the six months ended June 30, 2023 and 2022, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions—During the six months ended June 30, 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. During the six months ended June 30, 2022, we paid $26.0 million to acquire substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies that are used in the production of Omnipods from Dynalloy, Inc. The remaining $3.0 million purchase price for this acquisition was paid during the six months ended June 30, 2023.
Investments—During the six months ended June 30, 2023 and 2022, we made strategic investments in private companies in the amount of $7.0 million and $7.8 million, respectively.
Financing Activities
Net cash used in financing activities was $8.9 million for the six months ended June 30, 2023, compared with $21.9 million for six months ended June 30, 2022.
Debt Repayments—During the six months ended June 30, 2023, we made $13.5 million in aggregate principal payments on our equipment financings, term loan, and mortgage, compared with $12.2 million for the six months ended June 30, 2022.
Proceeds from Option Exercises and Shares Issued Under Employee Stock Purchase Plan (“ESPP”)—Total proceeds from option exercises and issuance of shares under the ESPP were $17.8 million and $6.8 million for the six months ended June 30, 2023 and 2022, respectively. The $11.0 million increase was primarily driven by option exercises by former executives.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $12.9 million and $16.5 million for the six months ended June 30, 2023 and 2022, respectively. The $3.6 million decrease was primarily driven by lower achievement of the performance stock units that vested during the period.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 11 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of June 30, 2023, we had various letters of credit totaling $17.0 million, primarily related to amounts issued under our $20 million uncommitted letter of credit facility to backstop a bank guarantee that serves as security for land and building in Malaysia while under construction.
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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:
•adverse changes in general economic conditions as well as risks associated with public health crises and pandemics, government actions and restrictive measures implemented in response, supply chain disruptions, delays in clinical trials, and other impacts to the business, our customers, suppliers, and employees;
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
•inability to maintain or enter into new license or other agreements with respect to CGMs, data management systems or other rights necessary to sell our current product and/or commercialize future products;
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on the evaluation, our chief executive officer and chief financial officer concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Number	Description
10.1+
Amendment Number 21, dated as of June 1, 2023 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 7, 2023).

10.2
Fourth Amendment to Credit Agreement, dated June 9, 2023, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2023).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2023 and December 31, 2022

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and 2022

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

INSULET CORPORATION (Registrant)

Date:	August 8, 2023	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2023	/s/ Wayde McMillan
Wayde McMillan
Chief Financial Officer (Principal Financial Officer)