Form 10-Q
period 2023-09-30
INSULET CORP
filed 2023-11-03
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of October 26, 2023, the registrant had 69,827,619 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$685.4	$674.7
Accounts receivable trade, less allowance for credit losses of $2.5 and $2.5	190.4	140.9
Accounts receivable trade, net — related party	79.9	64.7
Inventories	410.8	346.8
Prepaid expenses and other current assets	104.6	86.9
Total current assets	1,471.1	1,314.0
Property, plant and equipment, net	649.2	599.9
Other intangible assets, net	99.5	75.5
Goodwill	51.7	51.7
Other assets	196.2	210.0
Total assets	$2,467.7	$2,251.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$77.8	$30.8
Accrued expenses and other current liabilities	319.2	301.0
Accrued expenses and other current liabilities — related party	4.6	5.4
Current portion of long-term debt	49.8	27.5
Total current liabilities	451.4	364.7
Long-term debt, net	1,370.6	1,374.3
Other liabilities	38.2	35.7
Total liabilities	1,860.2	1,774.7
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 69,825,875 and 69,511,286 issued and outstanding	0.1	0.1
Additional paid-in capital	1,081.1	1,040.6
Accumulated deficit	(481.3)	(584.3)
Accumulated other comprehensive income	7.6	20.0
Total stockholders’ equity	607.5	476.4
Total liabilities and stockholders’ equity	$2,467.7	$2,251.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2023	2022	2023	2022
Revenue	$320.7	$281.9	$869.3	$772.8
Revenue from related party	112.0	58.9	318.0	162.8
Total revenue	432.7	340.8	1,187.3	935.6
Cost of revenue	139.4	152.5	388.6	347.3
Gross profit	293.3	188.3	798.7	588.3
Research and development expenses	57.8	45.0	163.0	130.7
Selling, general and administrative expenses	180.7	140.4	522.1	443.5
Operating income	54.8	2.9	113.6	14.1
Interest expense	(10.4)	(9.2)	(29.5)	(27.3)
Interest income	8.6	2.4	22.4	3.3
Other income (expense), net	0.7	(1.8)	0.3	(2.6)
Income (loss) before income taxes	53.7	(5.7)	106.8	(12.5)
Income tax (expense) benefit	(1.8)	0.5	(3.8)	0.1
Net income (loss)	$51.9	$(5.2)	$103.0	$(12.4)

Net income (loss) per share:
Basic	$0.74	$(0.08)	$1.48	$(0.18)
Diluted	$0.74	$(0.08)	$1.47	$(0.18)
Weighted-average number of common shares outstanding (in thousands):
Basic	69,823	69,418	69,715	69,343
Diluted	73,624	69,418	70,111	69,343
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$51.9	$(5.2)	$103.0	$(12.4)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6.1)	(11.6)	(6.8)	(24.9)
Unrealized (loss) gain on cash flow hedges	(2.6)	11.2	(5.6)	33.9
Total other comprehensive income (loss), net of tax	(8.7)	(0.4)	(12.4)	9.0
Comprehensive income (loss)	$43.2	$(5.6)	$90.6	$(3.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2023	69,804	$0.1	$1,070.7	$(533.2)	$16.3	$553.9
Exercise of options to purchase common stock	19	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	10.5	—	—	10.5
Restricted stock units vested, net of shares withheld for taxes	3	—	(0.2)	—	—	(0.2)
Net income	—	—	—	51.9	—	51.9
Other comprehensive loss	—	—	—	—	(8.7)	(8.7)
Balance at September 30, 2023	69,826	$0.1	$1,081.1	$(481.3)	$7.6	$607.5

Three Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2022	69,386	$0.1	$1,011.2	$(596.1)	$7.2	$422.4
Exercise of options to purchase common stock	43	—	2.4	—	—	2.4
Stock-based compensation expense	—	—	9.0	—	—	9.0
Restricted stock units vested, net of shares withheld for taxes	2	—	(0.2)	—	—	(0.2)
Net loss	—	—	—	(5.2)	—	(5.2)
Other comprehensive loss	—	—	—	—	(0.4)	(0.4)
Balance at September 30, 2022	69,431	$0.1	$1,022.4	$(601.3)	$6.8	$428.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2022	69,511	$0.1	$1,040.6	$(584.3)	$20.0	$476.4
Exercise of options to purchase common stock	202	—	12.4	—	—	12.4
Issuance of shares for employee stock purchase plan	23	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	35.7	—	—	35.7
Restricted stock units vested, net of shares withheld for taxes	90	—	(13.1)	—	—	(13.1)
Net income	—	—	—	103.0	—	103.0
Other comprehensive loss	—	—	—	—	(12.4)	(12.4)
Balance at September 30, 2023	69,826	$0.1	$1,081.1	$(481.3)	$7.6	$607.5

Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2021	69,179	$0.1	$1,207.9	$(649.5)	$(2.2)	$556.3
Adoption of ASU 2020-06 (1)	—	—	(207.7)	60.6		(147.1)
Exercise of options to purchase common stock	95	—	4.3	—	—	4.3
Issuance of shares for employee stock purchase plan	27	—	4.9	—	—	4.9
Stock-based compensation expense	—	—	29.7	—	—	29.7
Restricted stock units vested, net of shares withheld for taxes	130	—	(16.7)	—	—	(16.7)
Net loss	—	—	—	(12.4)	—	(12.4)
Other comprehensive income	—	—	—	—	9.0	9.0
Balance at September 30, 2022	69,431	$0.1	$1,022.4	$(601.3)	$6.8	$428.0
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

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash flows from operating activities
Net income (loss)	$103.0	$(12.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	54.0	47.0
Stock-based compensation expense	35.7	29.7
Non-cash interest expense	4.6	4.3
Provision for credit losses	2.1	3.1
Other	(0.2)	1.1
Changes in operating assets and liabilities:
Accounts receivable	(52.1)	(28.3)
Accounts receivable — related party	(15.2)	(22.5)
Inventories	(65.3)	(34.5)
Prepaid expenses and other assets	(24.5)	(32.1)
Accounts payable	41.5	23.3
Accrued expenses and other liabilities	16.2	87.8
Accrued expenses and other liabilities — related party	0.7	1.8
Net cash provided by operating activities	100.5	68.3
Cash flows from investing activities
Capital expenditures	(46.3)	(58.5)
Investments in developed software	(6.2)	(10.4)
Acquisition of intangible assets	(25.1)	—
Acquisition of a business	(3.0)	(26.0)
Cash paid for investments	(7.2)	(7.8)
Net cash used in investing activities	(87.8)	(102.7)
Cash flows from financing activities
Repayment of equipment financings	(14.8)	(13.0)
Repayment of term loan	(3.8)	(3.7)
Repayment of mortgage	(1.7)	(1.6)
Proceeds from exercise of stock options	12.4	4.3
Proceeds from issuance of common stock under employee stock purchase plan	5.5	4.9
Payment of withholding taxes in connection with vesting of restricted stock units	(13.1)	(16.7)
Other	(0.3)	—
Net cash used in financing activities	(15.8)	(25.8)
Effect of exchange rate changes on cash	(1.2)	(9.1)
Net decrease in cash, cash equivalents and restricted cash	(4.3)	(69.3)
Cash, cash equivalents and restricted cash at beginning of period (Note 3)	689.7	806.4
Cash, cash equivalents and restricted cash at end of period (Note 3)	$685.4	$737.1

Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$7.8	$6.0
Purchases of property, plant and equipment included in long-term debt	$12.9	$—
Purchases of developed software included in accounts payable and accrued expenses	$0.7	$0.8
Operating lease liabilities arising from obtaining right-of-use assets	$5.1	$12.1
Finance lease liability arising from obtaining right-of-use assets	$21.8	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023, or for any other subsequent interim period.
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
Investments
In February and June 2023, the Company made strategic investments in two companies in the amount of $2.0 million and $5.0 million, respectively. As of September 30, 2023 and December 31, 2022, the total carrying value of the Company’s investments primarily recorded at cost less impairment was $16.7 million and $8.7 million, respectively.
Leases
The Company determines if an arrangement includes a lease at inception. Lease agreements generally have lease and non-lease components, which are accounted for separately. At lease commencement, the Company recognizes lease liabilities equal to the present value of the future lease payments and lease assets representing the right to use the underlying asset throughout the lease term. Certain leases may contain variable lease payments, including periodic payments that can be avoided by the Company. Variable payments that do not depend on an index or rate are excluded from the right-of-use asset and lease liability and are recognized as expenses in the period in which the obligation for those payments is incurred. Certain of the Company’s leases contain options to extend and/or terminate the lease, and/or to purchase the underlying asset. The Company assesses if it is reasonably certain to exercise options to extend the lease or if it is reasonably certain not to exercise options to terminate the lease to determine whether periods covered by those options should be included in the lease term when the Company measures the lease liability. The Company’s leases do not provide an implicit rate; accordingly, the Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company’s incremental borrowing rate reflects a secured rate that considers the term of the lease, the nature of the underlying asset and the economic environment. The Company excludes leases with an expected term of one year or less from recognition on the consolidated balance sheet. Right-of-use assets are calculated as the initial measurement of the lease liability plus lease payments made prior to lease commencement and initial direct costs incurred, less lease incentives received.
Lease expense is recognized on a straight-line basis over the lease term. For finance leases, the right-of-use asset is amortized to amortization expense and interest expense is recorded in connection with the lease liability.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $3.7 million and $3.5 million for the three months ended September 30, 2023 and 2022, respectively, and were $9.5 million and $9.7 million for the nine months ended September 30, 2023 and 2022, respectively.
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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
U.S. Omnipod	$320.6	$238.1	$856.4	$608.6
International Omnipod	101.4	88.0	303.7	272.8
Total Omnipod	422.0	326.1	1,160.1	881.4
Drug Delivery	10.7	14.7	27.2	54.2
Total revenue	$432.7	$340.8	$1,187.3	$935.6
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Distributor A	26%	17%	27%	18%
Distributor B	21%	18%	18%	16%
Distributor D	23%	17%	23%	15%
Distributor E	11%	10%	*	*
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2023	December 31, 2022
Accrued expenses and other current liabilities	$13.8	$16.1
Other liabilities	1.8	1.6
Total deferred revenue	$15.6	$17.7
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Deferred revenue recognized	$3.0	$0.3	$15.2	$1.8
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	September 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$16.4	$15.2
Other assets	32.4	31.3
Total capitalized contract acquisition costs, net	$48.8	$46.5
The Company recognized $4.1 million and $3.7 million of amortization of capitalized contract acquisition costs during the three months ended September 30, 2023 and 2022, respectively, and recognized $12.1 million and $10.7 million of amortization of capitalized contract acquisition costs during the nine months ended September 30, 2023 and 2022, respectively.

Note 3. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents:

(in millions)	September 30, 2023	December 31, 2022
Cash	$118.1	$136.1
Money market mutual funds	447.0	487.3
Time deposits	104.7	50.8
Restricted cash	15.6	0.5
Total cash and cash equivalents	685.4	674.7
Restricted cash included in other assets	—	15.0
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$685.4	$689.7
All cash and cash equivalents are Level 1 in the fair value hierarchy. Restricted cash is held as a compensating balance against long-term borrowings.
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements. Under this arrangement, cash deposited by participating subsidiaries may be used to offset amounts owed to the bank by other participating subsidiaries to the extent the overall balance in the cash pool is at least zero, providing legal rights of offset. As of September 30, 2023, the Company had a net cash position of approximately $1.7 million, consisting of a gross cash position of approximately $51.9 million less cash borrowings of approximately $50.2 million by participating subsidiaries, which is reflected as cash and cash equivalents in the consolidated balance sheet.
Note 4. Accounts Receivable, Net
At the end of each period, net accounts receivable were comprised of the following:

(in millions)	September 30, 2023	December 31, 2022
Accounts receivable trade, net	$174.5	$128.6
Unbilled receivable	15.9	12.3
Accounts receivable, net	$190.4	$140.9
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	September 30, 2023	December 31, 2022
Distributor A	35%	34%
Distributor B	14%	11%
Distributor D	31%	23%
Note 5. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	September 30, 2023	December 31, 2022
Raw materials	$107.2	$79.1
Work in process	56.2	84.2
Finished goods	247.4	183.5
Total inventories	$410.8	$346.8
Amounts charged to the consolidated statements of operations for excess and obsolete inventory were $1.5 million and $2.0 million for the three months ended September 30, 2023 and 2022, respectively, and were $1.9 million and $3.5 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 6. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	September 30, 2023	December 31, 2022
Short-term portion	$24.1	$18.0
Long-term portion	110.3	87.1
Total capitalized implementation costs	134.4	105.1
Less: accumulated amortization	(31.0)	(17.1)
Capitalized implementation costs, net	$103.4	$88.0
Amortization expense is recognized on a straight-line basis over the expected term of the hosting arrangements, which range from three to ten years. Amortization expense was $5.4 million and $3.8 million for the three months ended September 30, 2023 and 2022, respectively, and was $14.7 million and $8.8 million for the nine months ended September 30, 2023 and 2022, respectively.
Note 7. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.7 million at both September 30, 2023 and December 31, 2022.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	September 30, 2023			December 31, 2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(30.0)	$13.2	$43.2	$(27.5)	$15.7
Internal-use software	41.3	(13.5)	27.8	34.8	(12.0)	22.8
Developed technology	27.4	(2.5)	24.9	27.4	(1.0)	26.4
Patents	36.2	(2.6)	33.6	11.0	(0.4)	10.6
Total intangible assets	$148.1	$(48.6)	$99.5	$116.4	$(40.9)	$75.5
Amortization expense for intangible assets was $2.6 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and was $7.7 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively.
In February 2023, the Company paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based automated insulin delivery technologies. The acquired patent assets have a useful life of 11 years.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2023	December 31, 2022
Accrued rebates	$127.4	$69.6
Employee compensation and related costs	98.7	95.9
Professional and consulting services	38.8	27.5
Warranty liability - current portion	7.0	57.3
Other	47.3	50.7
Accrued expenses and other current liabilities	$319.2	$301.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Product warranty liability at beginning of period	$21.3	$11.6	$62.1	$6.8
Warranty expense	5.1	40.2	13.9	51.3
Change in estimate	(1.9)	(3.1)	(10.7)	(3.1)
Warranty fulfillment	(12.6)	(3.9)	(53.4)	(10.2)
Product warranty liability at the end of period	$11.9	$44.8	$11.9	$44.8
During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the nine months ended September 30, 2023, the Company revised the estimated liability for these MDCs by $10.7 million. This change in estimate primarily relates to lower distribution costs. The Company had a liability of $2.8 million and $54.6 million related to the MDCs included in its product warranty liability at September 30, 2023 and December 31, 2022, respectively.
Note 9. Leases
As of September 30, 2023, the Company leased certain automobiles and facilities for offices, laboratories, manufacturing, and warehousing, all of which were classified as operating leases. Certain of the Company’s operating leases include escalating rental payments, some include the option to extend for up to 10 years, and some include options to terminate the leases at certain times within the lease term. The Company also leases land and a manufacturing building in Malaysia, which are classified as finance leases. The Company has the option to purchase the property at any point after the completion of the construction of the leased building and is contractually obligated to purchase the property nine months after its completion. Because the Company is reasonably certain to purchase the property, the lease term of each finance lease equals the economic life of the underlying asset. While the building is still under construction, the lease commenced as the Company has obtained access to the building to construct improvements.
As of September 30, 2023, lease assets and lease liabilities were included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2023	December 31, 2022
Operating leases:
Operating lease asset:
Other assets	$28.5	$26.0
Operating lease liabilities:
Accrued expenses and other current liabilities	$3.3	$3.6
Other liabilities	30.2	27.4
Total operating lease liabilities	$33.5	$31.0
Finance leases:
Finance lease assets:
Property, plant and equipment, net	$37.1	$—
Finance lease liabilities:
Current portion of long-term debt and finance leases	$22.1	$—

The Company’s operating and financing lease cost was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$2.3	$2.6	$6.4	$6.5
Finance lease cost:
Amortization of leased assets	0.2	—	0.2	—
Interest on lease liabilities	0.3	—	0.3	—
Total finance lease cost	0.5	—	0.5	—
Total operating and financing lease cost	$2.8	$2.6	$6.9	$6.5

Supplemental cash flow information related to leases is as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4.3	$3.3
Maturities of lease liabilities as of September 30, 2023 are as follows:

(in millions)
Years Ending December 31,	Operating Leases	Finance Lease (1)
2023	$1.3	$—
2024	5.6	23.2
2025	4.6	—
2026	2.8	—
2027	2.8	—
Thereafter	36.7	—
Total future minimum lease payments	53.8	23.2
Less: imputed interest	(20.3)	(1.1)
Present value of future minimum lease payments	$33.5	$22.1
(1) Excludes optional variable lease payments.
As of September 30, 2023, the weighted-average remaining lease term and weighted-average discount rate for leases were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term	12.5 years	1 year
Weighted-average discount rate used to determine the operating lease liability	7.1%	6.0%

Note 10. Debt
The components of debt consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Revolving Credit Facility expires June 2028	$—	$—
Equipment Financing due May 2024	4.4	9.5
Equipment Financing due November 2025	17.1	22.5
5.15% Mortgage due November 2025	63.8	65.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment Financing	12.7	—
Term loan due May 2028	488.7	492.5
Equipment Financing due July 2028	30.4	34.4
Finance lease obligation(1)	22.1	—
Unamortized debt discount	(6.8)	(7.6)
Debt issuance costs	(12.0)	(15.0)
Total debt, net	1,420.4	1,401.8
Less: current portion	49.8	27.5
Total long-term debt, net	$1,370.6	$1,374.3
(1) Refer to Note 9 for information regarding our finance lease obligation.
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Notes” or “Convertible Notes”) have an effective interest rate of 0.76%. The Notes are convertible into the Company’s common stock at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible June 1, 2026 through August 28, 2026 by its holders for any reason. Additionally, on or after September 6, 2023, the Company may redeem for cash all, or any portion of the Notes, if its stock price has been equal to or greater than $294.75 for at least 20 of the prior 30 consecutive trading days including the date which the Company provides notice of redemption.
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
As of September 30, 2023 and December 31, 2022, the net carrying amount of the Notes was $791.1 million and $788.8 million, respectively, net of unamortized issuance costs of $8.9 million and $11.2 million, respectively.
The components of interest expense related to the Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Contractual interest expense	$0.8	$0.8	$2.3	$2.3
Amortization of debt issuance costs	0.7	0.7	2.2	2.2
Total interest recognized on the Convertible Notes	$1.5	$1.5	$4.5	$4.5
Equipment Financing
In May 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company is involved in the construction of the manufacturing equipment; accordingly, it is included in property, plant and equipment on the consolidated balance sheet at September 30, 2023. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following completion of construction and has an effective interest rate of approximately 9.4%.
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
Fair Value of Debt
The carrying amount and the estimated fair value of the Company’s debt were as follows:

	September 30, 2023		December 31, 2022
(in millions)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value (1)
Term loan due May 2028(1)	$479.9	$487.5	$482.1	$485.1
0.375% Convertible Senior Notes(2)	791.1	562.7	788.8	1,038.7
Equipment financings(3)	64.2	64.2	66.4	66.4
5.15% Mortgage(3)	63.1	63.1	64.5	64.5
Total	$1,398.3	$1,177.5	$1,401.8	$1,654.7
(1) Term debt is classified as Level 1 in the fair value hierarchy. Fair value was determined using quoted market prices.
(2) The Notes are classified as Level 2 in the fair value hierarchy. Fair value was determined using the Company’s quoted stock price and the contractual conversion rate.
(3) The equipment financings and mortgage are classified as Level 3 in the fair value hierarchy. The fair values of the financial liabilities approximate their carrying values and were determined using their cost bases.
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
The fair value of interest rate swaps, which are classified as Level 2 in the fair value hierarchy, represent the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the interest rate swaps was $31.4 million and $36.9 million at September 30, 2023 and December 31, 2022, respectively, and was included in other assets on the consolidated balance sheets. As of September 30, 2023, the Company estimates that $21.0 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of operations over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income are recognized within interest expense, net.
Note 12. Commitments and Contingencies
Legal Proceedings
During the nine months ended September 30, 2022, the Company entered into a Settlement and License Agreement (the “Settlement Agreement”) with Roche Diabetes Care, Inc. (“Roche”) to settle pending patent infringement litigation. Pursuant to the Settlement Agreement, in exchange for a release of claims, mutual covenant not to sue for five years, and license to the patent in suit from Roche, the Company made a one-time payment of $20 million to Roche. The $20 million charge is included in selling, general and administrative expenses for the nine months ended September 30, 2022.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment and product liability suits. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.

Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Cost of revenue	$0.1	$0.1	$0.3	$0.3
Research and development expenses	3.5	2.1	9.6	6.3
Selling, general and administrative expenses	6.9	6.8	25.8	23.1
Total	$10.5	$9.0	$35.7	$29.7
Note 14. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(17.7)	$34.0	$16.3	$(17.0)	$37.0	$20.0
Other comprehensive (loss) income before reclassifications	(6.1)	2.8	(3.3)	(6.8)	9.2	2.4
Amounts reclassified to net income	—	(5.4)	(5.4)	—	(14.8)	(14.8)
Balance at the end of period	$(23.8)	$31.4	$7.6	$(23.8)	$31.4	$7.6

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
(in millions)	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(20.0)	$27.2	$7.2	$(6.7)	$4.5	$(2.2)
Other comprehensive (loss) income before reclassifications	(11.6)	12.7	1.1	(24.9)	34.7	9.8
Amounts reclassified to net loss	—	(1.5)	(1.5)	—	(0.8)	(0.8)
Balance at the end of period	$(31.6)	$38.4	$6.8	$(31.6)	$38.4	$6.8
Note 15. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2023 was 3.4% and 3.6%, compared with 9.0% and 0.7% for the three and nine months ended September 30, 2022, respectively. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at September 30, 2023 and December 31, 2022. The Company had no uncertain tax positions at September 30, 2023 and December 31, 2022.

Note 16. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted net income (loss) per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2023	2022	2023	2022
Net income (loss)	$51.9	$(5.2)	$103.0	$(12.4)
Add back interest expense, net of tax	2.5	—	—	—
Net income (loss), diluted	$54.4	$(5.2)	$103.0	$(12.4)

Weighted average number of common shares outstanding, basic (in thousands)	69,823	69,418	69,715	69,343
Stock options	237	—	317	—
Restricted stock units	36	—	79	—
Convertible Notes	3,528	—	—	—
Weighted average number of common shares outstanding, diluted (in thousands)	73,624	69,418	70,111	69,343

Net income (loss) per share
Basic	$0.74	$(0.08)	$1.48	$(0.18)
Diluted	$0.74	$(0.08)	$1.47	$(0.18)
The number of common share equivalents excluded from the computation of diluted net income (loss) per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Restricted stock units	352	227	294	314
Stock options	160	595	157	602
Convertible Notes	—	3,528	3,528	3,528
Total	512	4,350	3,979	4,444

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
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we launched Omnipod 5 in the United States in 2022 and in the United Kingdom and Germany in June and August 2023, respectively. We are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets. We plan to launch Omnipod 5 in more European markets in 2024.
We have completed a randomized control trial in the U.S. and France for Omnipod 5 with DexCom’s G6 continuous glucose monitor (“CGM”) to support our pricing and market access initiatives. We also continue to expand market access and awareness of Omnipod through our direct to consumer advertising programs and through growing our presence in the U.S. pharmacy channel, where access to Omnipod 5 and Omnipod DASH is simpler and affordable, as no up-front investment is required. As we continue our growth in the pharmacy channel, we plan to phase-out our Classic Omnipod in the U.S. this year, since the vast majority of our customer base is no longer using this product.
We have reached our enrollment goal for our pivotal trial for Omnipod 5 with the goal of expanding Omnipod 5’s indication to type 2 users. We expect to complete enrollment this year. Additionally, in April 2023, we received U.S. Food and Drug Administration (“FDA”) clearance for Omnipod GOTM, our basal-only Pod for individuals with type 2 diabetes age 18 or older who require insulin. During the third quarter of 2023, we began our commercial pilot program in the U.S. for Omnipod GO, which we expect to fully launch in 2024.
We also continue to take steps to strengthen our global manufacturing capabilities. We are currently constructing a new manufacturing plant in Malaysia to support our international expansion strategy, further ensure product supply, and drive higher gross margins over time. We expect to begin production at this new manufacturing facility in 2024.
Finally, we continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. We are actively enrolling participants in our clinical study of Omnipod 5 with the integration of the Abbott FreeStyle Libre 2 CGM. This includes participants with type 1 diabetes in both the adult and pediatric age groups in the United Kingdom, France and Belgium. Additionally, we recently received FDA clearance for the Omnipod 5 App for iPhone and expect to launch in the U.S. in 2024.
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
During 2022, we issued two voluntary Medical Device Corrections (“MDCs”), one in October for our Omnipod DASH PDM related to its battery and the other in November for our Omnipod 5 Controller related to its charging port and cable. In addition to the estimated liability we recorded in 2022, we have a performance obligation to replace Omnipod DASH PDMs and Omnipod 5 Controllers sold subsequent to the MDC issuances, which is expected to negatively impact gross margins and net income in 2023, most notably in the first half of the year. However, during the nine months ended September 30, 2023, we recorded $10.7 million of income associated with a change in our estimated liability for the MDCs primarily due to lower distribution costs, which offsets the negative impact to gross margin.
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
Revenue

	Three Months Ended September 30,
(dollars in millions)	2023	2022	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$320.6	$238.1	34.6%	—%	34.6%
International Omnipod	101.4	88.0	15.2%	7.2%	8.0%
Total Omnipod	422.0	326.1	29.4%	1.9%	27.5%
Drug Delivery	10.7	14.7	(27.2)%	—%	(27.2)%
Total revenue	$432.7	$340.8	27.0%	1.9%	25.1%

	Nine Months Ended September 30,
(dollars in millions)	2023	2022	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$856.4	$608.6	40.7%	—%	40.7%
International Omnipod	303.7	272.8	11.3%	0.3%	11.0%
Total Omnipod	1,160.1	881.4	31.6%	0.1%	31.5%
Drug Delivery	27.2	54.2	(49.8)%	—%	(49.8)%
Total revenue	$1,187.3	$935.6	26.9%	0.1%	26.8%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended September 30, 2023 increased $91.9 million, or 27.0%, to $432.7 million, compared with $340.8 million for the three months ended September 30, 2022. Constant currency revenue growth of 25.1% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix.
Total revenue for the nine months ended September 30, 2023 increased $251.7 million, or 26.9%, to $1,187.3 million, compared with $935.6 million for the nine months ended September 30, 2022. Constant currency revenue growth of 26.8% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix, partially offset by decreased drug delivery revenue.
U.S. Omnipod
U.S. Omnipod revenue for the three months ended September 30, 2023 increased $82.5 million, or 34.6%, to $320.6 million, compared with $238.1 million for the three months ended September 30, 2022. This increase was primarily due to higher volumes driven by growing our customer base and, to a lesser extent, growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge. These increases were partially offset by higher conversions to Omnipod 5 in the prior year as users fill both their Omnipod 5 starter kit and their first month of refills simultaneously.
U.S. Omnipod revenue for the three months ended September 30, 2023 includes $112.0 million of related party revenue, compared with $58.9 million for the three months ended September 30, 2022. The $53.1 million increase primarily resulted from growth through the pharmacy channel.
U.S. Omnipod revenue for the nine months ended September 30, 2023 increased $247.8 million, or 40.7%, to $856.4 million, compared with $608.6 million for the nine months ended September 30, 2022. This increase primarily resulted from higher volumes driven by growing our customer base and, to a lesser extent, growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge. This increase was also driven by conversions to Omnipod 5 as users generally fill both their starter kit and their first month of refills simultaneously. These increases were partially offset by a reduction in estimated inventory days-on-hand at our distributors.

U.S. Omnipod revenue for the nine months ended September 30, 2023 includes $318.0 million of related party revenue, compared with $162.8 million for the nine months ended September 30, 2022. The $155.2 million increase primarily resulted from growth through the pharmacy channel.
For full year 2023, we expect strong U.S. Omnipod revenue growth driven by continued volume growth of Omnipod 5 in the pharmacy channel, continued sales of Omnipod DASH, and the benefits of our recurring revenue model. We expect these increases to be partially offset by lower conversions to Omnipod 5 in the second half of the year compared to 2022.
International Omnipod
International Omnipod revenue for the three months ended September 30, 2023 increased $13.4 million, or 15.2%, to $101.4 million, compared with $88.0 million for the three months ended September 30, 2022. Excluding the 7.2% favorable impact of currency exchange, the remaining 8.0% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH and, to a lesser extent, product mix from the launch of Omnipod 5 in the U.K. These increases were partially offset by higher attrition as we continue to be impacted by competition from AID systems and lower distributor orders.
International Omnipod revenue for the nine months ended September 30, 2023 increased $30.9 million, or 11.3%, to $303.7 million, compared with $272.8 million for the nine months ended September 30, 2022. Excluding the 0.3% favorable impact of currency exchange, the remaining 11.0% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH and, to a lesser extent, the timing of revenue recognition related to deferrals associated with our DASH MDC and a technology upgrade program, partially offset higher attrition as we continue to be impacted by competition from AID systems and lower distributor orders.
For full year 2023, we expect higher International Omnipod revenue due to continued volume growth driven by the ongoing adoption of Omnipod DASH, and to a lesser extent, driven by new customers and conversions to Omnipod 5 in the U.K. and Germany. We expect these increases to be partially offset by competition from AID systems.
Drug Delivery
Drug Delivery revenue for the three months ended September 30, 2023 was $10.7 million compared with $14.7 million for the three months ended September 30, 2022. The $4.0 million decrease was driven by a lower forecast from our partner.
Drug Delivery revenue for the nine months ended September 30, 2023 decreased $27.0 million, or 49.8%, to $27.2 million, compared with $54.2 million for the nine months ended September 30, 2022. The decrease primarily resulted from a lower forecast from our partner, partially offset by a higher selling price. For full year 2023, we expect Drug Delivery revenue to decline $26 million to $29 million due to a lower forecast from our partner, partially offset by a higher selling price.
Operating Expenses

	Three Months Ended September 30,
	2023		2022
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$139.4	32.2%	$152.5	44.7%
Research and development expenses	$57.8	13.4%	$45.0	13.2%
Selling, general and administrative expenses	$180.7	41.8%	$140.4	41.2%

	Nine Months Ended September 30,
	2023		2022
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$388.6	32.7%	$347.3	37.1%
Research and development expenses	$163.0	13.7%	$130.7	14.0%
Selling, general and administrative expenses	$522.1	44.0%	$443.5	47.4%
Cost of Revenue
Cost of revenue for the three months ended September 30, 2023 decreased $13.1 million, or 8.6%, to $139.4 million, compared with $152.5 million for the three months ended September 30, 2022. Gross margin was 67.8% for the three months ended September 30, 2023, compared with 55.3% for the three months ended September 30, 2022. The 12.5 point increase in gross margin was primarily driven by the $36.8 million charge associated with the Omnipod DASH PDM MDC notice issued in October 2022, which did not repeat in the current period. The increase was also driven by improved manufacturing efficiencies and higher average selling price due to growth in the pharmacy channel. These increases were partially offset by higher expected production costs as U.S. manufacturing continues to ramp and become a larger portion of our total production.

Cost of revenue for the nine months ended September 30, 2023 increased $41.3 million, or 11.9%, to $388.6 million, compared with $347.3 million for the nine months ended September 30, 2022. Gross margin was 67.3% for the nine months ended September 30, 2023, compared with 62.9% for the nine months ended September 30, 2022. The 440 basis point increase in gross margin was primarily driven by the $36.8 million charge associated with the Omnipod DASH PDM MDC notice issued in October 2022, which did not repeat in the current period. The increase was also driven by higher average selling price due to growth in the pharmacy channel. These increases were partially offset by higher costs associated with Omnipod 5 production, higher expected production costs as U.S. manufacturing continues to become a larger portion of total production.
For full year 2023, we expect gross margin to be in the range of 66% to 67%. We anticipate gross margin to increase from 61.7% in 2022 due to significant costs associated with the MDCs in 2022, which we do not expect to recur, higher volume in the pharmacy channel and favorable geographical sales mix and manufacturing efficiencies. We believe these increases will be partially offset by higher production costs as we further scale U.S. manufacturing, unfavorable product line mix due to higher costs associated with Omnipod 5 production, and higher costs as we contend with inflation.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2023 increased $12.8 million, or 28.4%, to $57.8 million, compared with $45.0 million for the three months ended September 30, 2022. Research and development expenses for the nine months ended September 30, 2023 increased $32.3 million, or 24.7%, to $163.0 million, compared with $130.7 million for the nine months ended September 30, 2022. The increases for both the three and nine months ended September 30, 2023 were primarily due to year-over-year headcount additions to support our continued investment in the development of Omnipod products. We expect research and development spending for the full year 2023 to increase compared with 2022 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2023 increased $40.3 million, or 28.7%, to $180.7 million, compared with $140.4 million for the three months ended September 30, 2022. Selling general and administrative expenses for the nine months ended September 30, 2023 increased $78.6 million, or 17.7%, to $522.1 million, compared with $443.5 million for the nine months ended September 30, 2022. The increases for both the three and nine months ended September 30, 2023 were primarily attributable to year-over-year headcount additions, mainly to support information technology, international growth and commercial operations, higher third-party customer service costs to support Omnipod 5 adoption, and an increase in software license fees driven by investments in new systems due to our growing business and increased headcount. To a lesser extent, the increase was due to higher consulting costs, third-party training costs and higher amortization of cloud computing implementation costs. These increases were partially offset by $27.3 million of legal costs related to the settlement of a patent infringement lawsuit, associated legal fees, and an estimated liability to settle a contract dispute in the prior year.
We expect selling, general and administrative expenses to increase in 2023 compared with 2022 primarily due to investments in our operating structure, primarily headcount additions, to facilitate continued growth, including customer support and a new enterprise resource planning system. Additionally, we plan to make additional investments to support the Omnipod System, including market acceptance and access, and the phased launch of Omnipod 5 in our international markets. We expect these increases to be partially offset by $25.2 million of legal charges incurred in 2022, related to the settlement of patent infringement lawsuit, associated legal fees, and the settlement of a contract dispute, that are not expected to recur.
Non-Operating Items
Interest Expense
Interest expense for the three months ended September 30, 2023 was $10.4 million, compared with $9.2 million for the three months ended September 30, 2022. Interest expense for the nine months ended September 30, 2023 was $29.5 million, compared with $27.3 million for the nine months ended September 30, 2022. Interest expense primarily relates to interest incurred on our outstanding borrowings, net of our interest rate swaps.
Interest Income
Interest income for the three months ended September 30, 2023 increased $6.2 million to $8.6 million, compared with $2.4 million for the three months ended September 30, 2022. Interest income for the nine months ended September 30, 2023 increased $19.1 million to $22.4 million, compared with $3.3 million for the nine months ended September 30, 2022. The increases for both the three and nine months ended September 30, 2023 were primarily driven by higher interest rates.
Income Tax Expense
Income tax expense was $1.8 million for the three months ended September 30, 2023, compared with an income tax benefit of $0.5 million for the three months ended September 30, 2022, resulting in effective tax rates of 3.4% and 9%, respectively. Income tax expense was $3.8 million for the nine months ended September 30, 2023, compared with an income tax benefit of $0.1 million for the nine months ended September 30, 2022, resulting in effective tax rates of 3.6% and 0.7%, respectively. The changes in the effective tax rates for both the three and nine months ended September 30, 2023 were primarily driven by jurisdictional distribution of profits and losses.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income (loss)	$51.9	$(5.2)	$103.0	$(12.4)
Interest expense, net	1.8	6.8	7.1	24.0
Income tax (expense) benefit	1.8	(0.5)	3.8	(0.1)
Depreciation and amortization	18.7	15.9	54.0	47.0
Stock-based compensation	10.5	9.0	35.7	27.4
Voluntary MDCs (1)	(1.9)	36.8	(10.7)	36.8
Legal costs (2)	—	—	—	27.3
CEO transition costs (3)	—	—	—	3.4
Adjusted EBITDA	$82.8	$62.8	$192.9	$153.4

(1) Represents (income) expense resulting from estimated costs associated with the voluntary MDC notices issued in the fourth quarter of 2022 and adjustments to those costs recorded in 2023, which is included in cost of revenue. Refer to Note 8 to the consolidated financial statements for additional information.

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
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity:

(in millions)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$685.4	$674.7
Current portion of long-term debt	$49.8	$27.5
Long-term debt, net	$1,370.6	$1,374.3
Total debt, net	$1,420.4	$1,401.8
Total stockholders’ equity	$607.5	$476.4
Debt-to-total capital ratio	70%	75%
Net debt-to-total capital ratio	36%	39%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of September 30, 2023, the following notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Additional information regarding our debt is provided in Note 10 to the consolidated financial statements.
Credit Agreement
We have a $300.0 million three-year senior secured revolving credit facility (the “Credit Facility”), which expires in 2028. At September 30, 2023, no amount was outstanding under the Credit Facility. The Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations.
Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$100.5	$68.3
Investing activities	(87.8)	(102.7)
Financing activities	(15.8)	(25.8)
Effect of exchange rate changes on cash	(1.2)	(9.1)
Net decrease in cash, cash equivalents and restricted cash	$(4.3)	$(69.3)
Operating Activities
Net cash provided by operating activities of $100.5 million for the nine months ended September 30, 2023 was primarily attributable to $98.7 million working capital cash outflow, partially offset by net income, as adjusted for depreciation and amortization, and stock-based compensation expense. The working capital outflow was driven by a $67.3 million increase in accounts receivable, a $65.3 million increase in inventories and a $24.5 million increase in prepaid expenses and other assets, partially offset by a $41.5 million increase in accounts payable and a $16.9 million increase in accrued expenses and other liabilities. The increase in accounts receivable was primarily due to an increase in sales in the U.S. pharmacy channel, which has longer payment terms. The increase in inventories was primarily driven by a planned inventory build to mitigate supply chain risk and prepare for the broader launch of Omnipod 5 internationally and Omnipod Go in the United States. The increase in prepaid expenses and other assets was driven by an increase in prepaid raw materials, cloud computing implementation and upgrade costs, and other receivables. The increase in accounts payable was primarily driven by the timing of payments. Finally, the increase in accrued expenses and other liabilities was primarily driven by an increase in accrued rebates mainly due to revenue growth in the pharmacy channel, partially offset by warranty fulfillment associated with the voluntary MDCs issued in 2022.
Investing Activities
Net cash used in investing activities was $87.8 million for the nine months ended September 30, 2023, compared with $102.7 million for the nine months ended September 30, 2022.
Capital Spending—Capital expenditures were $46.3 million and $58.5 million for the nine months ended September 30, 2023 and 2022, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2023 to decrease compared with 2022 given our significant investments to build capacity in 2022, including the acceleration of some of our spending on machinery and equipment for our new Malaysia facility that is under construction. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $6.2 million and $10.4 million for the nine months ended September 30, 2023 and 2022, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions—During the nine months ended September 30, 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. During the nine months ended September 30, 2022, we paid $26.0 million to acquire substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies that are used in the production of Omnipods from Dynalloy, Inc. The remaining $3.0 million purchase price for this acquisition was paid during the nine months ended September 30, 2023.
Investments—During the nine months ended September 30, 2023 and 2022, we made strategic investments in private companies in the amount of $7.2 million and $7.8 million, respectively.
Financing Activities
Net cash used in financing activities was $15.8 million for the nine months ended September 30, 2023, compared with $25.8 million for nine months ended September 30, 2022.
Debt Repayments—During the nine months ended September 30, 2023, we made $20.3 million in aggregate principal payments on our equipment financings, term loan, and mortgage, compared with $18.3 million for the nine months ended September 30, 2022.
Proceeds from Option Exercises and Shares Issued Under Employee Stock Purchase Plan (“ESPP”)—Total proceeds from option exercises and issuance of shares under the ESPP were $17.9 million and $9.2 million for the nine months ended September 30, 2023 and 2022, respectively. The $8.7 million increase was primarily driven by option exercises by former executives.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $13.1 million and $16.7 million for the nine months ended September 30, 2023 and 2022, respectively. The $3.6 million decrease was primarily driven by lower achievement of the performance stock units that vested during the period.
Legal Proceedings
The significant estimates and judgments related to establishing litigation reserves are discussed under “Legal Proceedings” in Note 12 to the consolidated financial statements included in this Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2023, we had various letters of credit totaling $16.9 million, primarily related to amounts issued under our $20 million uncommitted letter of credit facility to backstop a bank guarantee that serves as security for land and building in Malaysia while under construction.
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
Our management, with the participation of our chief executive officer and interim chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation, our chief executive officer (principal executive officer) and interim chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is provided in Note 12 to the condensed consolidated financial statements in this Form 10-Q and incorporated herein by reference.
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
Item 6. Exhibits

Number	Description
10.1	Insulet Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, filed on November 2, 2023).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2023 and December 31, 2022

(ii) Condensed Consolidated Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	November 2, 2023	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	November 2, 2023	/s/ Lauren D. Budden
Lauren D. Budden
Interim Chief Financial Officer, Group Vice President, Chief Accounting Officer and Controller (duly authorized officer and Principal Financial and Accounting Officer)