Form 10-K
period 2023-12-31
INSULET CORP
filed 2024-02-23
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2023 was approximately $20.1 billion.
The number of shares of common stock outstanding as of February 15, 2024 was 69,925,730.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2023. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
Insulet Corporation (“we” or the “Company”) is primarily engaged in the development, manufacture and sale of its proprietary continuous insulin delivery systems for people with insulin-dependent diabetes. The Omnipod platform includes: the Omnipod® 5 Automated Insulin Delivery System (“Omnipod 5”), the Omnipod DASH® Insulin Management System (“Omnipod DASH”), the Omnipod Insulin Management System (“Classic Omnipod”) and our latest innovation, Omnipod GOTM, which received U.S. Food and Drug Administration (“FDA”) clearance in 2023.
We also produce pods for Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
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
•Type 2 diabetes, the more common form, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, type 2 diabetes has occurred in later adulthood, but its incidence is increasing among the younger population, due primarily to increasing obesity. Initially, many people with type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise, and/or medications, both oral and injectable, including SGLT2 inhibitors and GLP-1 drugs. As their diabetes advances, some individuals progress to multiple drug therapies, which often include insulin therapy. People with type 2 diabetes who take insulin either require intensive insulin therapy (typically multiple injections of insulin per day) or basal insulin (typically a single injection daily or weekly). We estimate that approximately six million people have insulin-intensive type 2 diabetes in the countries we currently serve and another three million people with type 2 diabetes require only long-acting insulin in the United States.
We estimate that approximately 40% of the type 1 diabetes population in the United States and even less of the international type 1 diabetes population use insulin pump therapy. An even smaller portion of the U.S. and international insulin-intensive type 2 diabetes population use insulin pump therapy. We believe these factors present a significant available market for our Omnipod platform globally.
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
Current Insulin Therapy
People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level caused by other physiological reasons. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens and pump therapy using insulin pumps.
MDI therapy involves injecting fast-acting insulin before meals (bolus) to lower blood glucose levels to a healthy range. MDI therapy may also require a separate injection of a long-acting (basal) insulin, to control glucose levels between meals; typically, once or twice per day. By comparison, insulin pump therapy uses only fast-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump therapy allows individuals to customize their bolus and basal insulin doses to meet their insulin needs throughout the day and is intended to more closely resemble the physiologic function of a healthy pancreas.
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
Our Solution: The Omnipod Platform
The Omnipod platform offers continuous insulin delivery that provides all the benefits of insulin pump therapy in a unique way without the need for external tubing required with conventional pumps. The small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”), can be worn in multiple locations, including the abdomen, hip, back of upper arm, upper thigh, or lower back, and delivers insulin into the body through a small flexible tube (called a cannula). We refer to this as “Pod therapy.” We believe the Omnipod platform’s innovative proprietary design and differentiated features allow people with insulin-dependent diabetes to live their lives and manage their diabetes, with unprecedented freedom, comfort, convenience, and ease.

Omnipod 5	Omnipod DASH	Omnipod GO
Omnipod 5
Omnipod 5, which builds on our Omnipod DASH platform, described below, was cleared by the FDA in January 2022. Our limited market release of Omnipod 5 in the United States commenced the following month, and in August 2022 we launched our U.S. full market release. In September 2022, we received CE Mark approval for Omnipod 5 under the European Union Medical Device Regulation (“MDR”) and in 2023, we launched Omnipod 5 in the United Kingdom and Germany.
Omnipod 5 includes a proprietary AID algorithm embedded in the Pod. The Pod integrates with a third-party continuous glucose monitor (“CGM”) to obtain glucose values through wireless Bluetooth communication. The embedded algorithm utilizes these glucose values to predict glucose levels into the future and automatically adjusts insulin dosing intended to improve time-in-range and reduce the occurrence of blood glucose highs and lows. The user can also deliver insulin doses for snacks or meals or to correct high blood glucose through the system. The Pod is controllable by an Insulet-provided handheld device (Controller) or a user-downloaded Android app, which allows for full compatible smartphone control. In addition, in October 2023, we received FDA clearance for our Omnipod 5 App for iPhone, which allows for control using a compatible iOS smartphone. We expect to launch the iOS app in 2024. The Omnipod 5 Controller and the Omnipod 5 Android and iOS apps use cloud-based technology to wirelessly upload data using a built-in SIM card for cellular connectivity or from a secure Wi-Fi connection if established. The Pod currently integrates with Dexcom, Inc.’s G6 CGM and we recently launched a limited market release with Dexcom’s G7 CGM. Additionally, we plan to launch Omnipod 5 with Abbott Diabetes Care, Inc.’s FreeStyle Libre 2 Plus sensor (“Libre 2 Plus”) in certain international markets in 2024.
Omnipod DASH
Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface. In the U.S., the PDM has Wi-Fi capabilities to enable automatic data uploads providing users and their clinicians with cloud access to data and enhancements for pushing software updates wirelessly to users. Omnipod DASH provides continuous insulin delivery at preset rates, eliminating the need for individual insulin injections. In addition, insulin delivery can be changed with the press of a button to adapt to snacks or unexpected changes in daily routine. Omnipod DASH delivers insulin in two ways:
•A small, constant background supply of insulin is delivered automatically at a programmed rate, all day and night.
•An extra dose of insulin can be delivered when needed to match the carbohydrates in a snack or meal to correct high blood glucose.
We have designed Omnipod DASH to fit within the normal daily routines of users. Omnipod DASH communicates wirelessly, provides for virtually pain-free automated cannula insertion, and eliminates the need for MDI therapy or the use of pump and tubing. The Pod can be worn for up to three days at a time and, because it is waterproof (with an IP28 rating for up to 25 feet for 60 minutes), there is no need to remove it when showering, swimming, or performing other activities.
Omnipod Classic
Following the launch of Omnipod 5, the vast majority of our customer base is no longer using our Classic Omnipod product. Accordingly, we are phasing-out our Classic Omnipod product in the U.S. and no longer guarantee the availability of its supplies.
Omnipod GO
Omnipod GO is a standalone, wearable, insulin delivery system that provides a fixed rate of continuous rapid-acting insulin for 72 hours. Omnipod GO has been cleared by the FDA for use by people with type 2 diabetes age 18 and older who would typically take daily injections of long-lasting insulin. The newest addition to the Omnipod brand features a tubeless and waterproof Pod (with an IP28 rating for up to 25 feet for 60 minutes) which is offered in seven different pre-programmed daily rates, ranging from 10 to 40 units per day, and operates without the need for a handheld device to control the Pod. Omnipod GO has been cleared for use with the following U-100 insulins: NovoLog®, Fiasp®, Humalog®, Admelog®, and Lyumjev®.
The product was developed to serve people with type 2 diabetes earlier in their treatment journey by starting them on Pod therapy for their insulin delivery, rather than daily injections. As a patient progresses to requiring additional insulin, including basal and bolus, the transition from Omnipod GO to another Omnipod product will be a natural progression.
We developed Omnipod GO with convenience in mind for both the primary care physician and the user, including with respect to prescribing, getting started, training and using the product. We are currently conducting a pilot program for Omnipod GO in the United States.
Data Management
We have partnered with Glooko Inc. (“Glooko”) to connect user data with Glooko’s comprehensive diabetes data management system (including Glooko and Diasend in selected regions). Glooko provides a cloud-based application for clinicians and users accessible through a kiosk, home computer, or a mobile application on the user’s smartphone that provides users and their healthcare providers access to insulin delivery trends, blood glucose levels, and other integrated data.
Security
Paramount to our ability to deliver full compatible smartphone control is our commitment to cybersecurity and information security. With certifications from the Diabetes Technology Society’s “Standard for Wireless Diabetes Device Security” cybersecurity and assurance standard and program as well as from the International Organization for Standardization (“IOS”), Insulet is globally recognized for incorporating the highest standards for cybersecurity, information security and safety, including secure data transfer between the Pod and PDM, as well as secure cloud storage. See Item 1C. “Cybersecurity” for additional information.
Third-Party Reimbursement
In the United States, entities to whom our products are sold (including wholesalers, private healthcare organizations, healthcare facilities, mail order pharmacies, independent retailers, and consumers), and the Company in some cases, seek reimbursement from health insurance companies and/or government administrative payors. In the United States, consumers generally have commercial insurance, Medicare or Medicaid coverage that pays for the product. Our Omnipod platform’s unique patented design allows us to provide Pod therapy at a relatively low or no up-front investment, which reduces the risk to third-party payors in the U.S.
In our international locations we sell either directly to consumers or through a distributor/intermediary. In all countries where we operate either Insulet or our partners establish appropriate reimbursement contracts with healthcare systems in those countries and provinces. Reimbursement structures vary by country and our unique offering allows us to provide Pod therapy in attractive pricing structures that reduce the risk to payors while expanding access.
Markets and Distribution Methods
Omnipod products are currently available in the following 25 countries:

Australia	Cyprus	Greece	Netherlands	Switzerland
Austria	Denmark	Iceland	Norway	Turkey
Belgium	Finland	Israel	Qatar	United Arab Emirates
Canada	France	Italy	Saudi Arabia	United Kingdom
Croatia	Germany	Kuwait	Sweden	United States
We sell Omnipod products directly to consumers, through distribution partners and in the U.S., also through the pharmacy channel. For the year ended December 31, 2023, 90% of Omnipod product sales globally were through intermediaries.
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Years Ended December 31,
	2023	2022	2021
Distributor A	28%	19%	*
Distributor B	24%	16%	*
Distributor C	19%	17%	12%
* Represents less than 10% of revenue for the period.
Our sales and marketing efforts are focused on customer acquisition and retention to meet the user, clinician, and payor demands for our Omnipod products. We have a comprehensive sales and marketing approach, which communicates the benefits of the Omnipod platform to users, physicians and providers. This includes three areas of focus:
•Building consumer awareness about the features and benefits that Omnipod products provide to simplify diabetes management.
•Strengthening physician support by demonstrating clinical evidence of how Omnipod products improve outcomes and quality of life and providing data and insights to physicians offering diabetes care.
•Providing payors with the clinical and economic justifications for why Omnipod products offer unique value to the people they insure.
Training
We believe that training consumers on how to use Omnipod products is an important factor to promote successful outcomes and customer retention. We have streamlined and standardized our training by developing online resources and increased our field clinician team to directly train new users. We created an online training program for Omnipod customers transitioning to Omnipod DASH or Omnipod 5. In addition, our virtual training allows us to onboard new Omnipod customers transitioning from MDI in a cost-effective manner. Our distributors and intermediaries have also implemented virtual training programs.
Customer Support
We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, order fulfillment and ongoing support. Our customer support systems are integrated with our sales, reimbursement and billing processes, allowing us to provide customers with reliable support by telephone and through our website.
Competition
The diabetes medical device market is highly competitive, subject to rapid change and significantly affected by new product introductions. Our Omnipod platform competes for consumers in the insulin delivery market. Because most new Omnipod users come from MDI therapy, which currently is the most prevalent method of insulin delivery, we believe that we primarily compete with companies that provide products and supplies for MDI therapy. We also compete with companies in the insulin pump market, which today consists of tubed pump companies, including Medtronic MiniMed, a division of Medtronic public limited company (“Medtronic”), and Tandem Diabetes Care Inc. (“Tandem”). Medtronic historically has held the majority share of the tubed insulin pump market. The competitive landscape in our industry continues to undergo significant change. In addition to the established insulin pump competitors, several companies are working to develop and market new insulin pumps and smart pens. These companies are at various stages of development and the number of such companies often changes as they enter or exit the market.
Research and Development
Our innovation programs are designed to drive:
•simplicity of user interaction with our systems;
•improved outcomes through algorithm advancements;
•insights and value from our growing datasets and analytics; and
•user choice of sensor and smartphone integrations.
In addition, our research and development efforts are primarily focused on making improvements to Omnipod 5, including adding features and functionality that will deliver increased economic value and convenience to users. In October 2023, we received FDA clearance for an iOS app that will enable control of Omnipod 5 Pods using an iPhone and plan to launch a limited market release in the U.S. in 2024. Further, we recently launched a limited market release for Omnipod 5 integration with Dexcom’s G7 CGM in the United States. We also recently received CE mark approval under the MDR for the added compatibility of Libre 2 Plus with Omnipod 5 for individuals aged two years and older with type 1 diabetes and expect to launch a limited market release of Omnipod 5 with Libre 2 Plus in the U.K. and the Netherlands in 2024.
We also continue to advance work to improve the Omnipod 5 algorithm and develop next-generation automated insulin delivery products. In 2023, we began our EVOLUTION feasibility trial in New Zealand to test potential enhancements to the Omnipod 5 algorithm in order to further drive simplicity of use. We have completed the first round of study, which included testing the system with both type 1 and type 2 users and are in the process of analyzing the data and making modifications for the next round of study.
In December 2023, we completed enrollment in our pivotal trial for Omnipod 5 with the goal of expanding its indication to individuals with type 2 diabetes. We expect to complete the trial and submit our 510(k) application to the FDA by the end of 2024. Further, in April 2023, we received FDA clearance for Omnipod GO, a basal-only Pod for individuals with type 2 diabetes.
Manufacturing and Quality Assurance
In order to manufacture sufficient volumes of our Pods at high quality while still achieving a cost-effective per unit production price, we have designed our Pods to be manufactured through automation. In 2019, we began producing Pods at our highly automated manufacturing facility in Acton, Massachusetts to increase supply redundancy and add capacity closer to our North American customer base to support the growth of our business.
We also produce our devices on manufacturing lines at a facility in China operated by a contract manufacturer. This contract manufacturing agreement expires in October 2025 and is subject to automatic renewal, unless canceled by either party under the terms of the contract. In December 2023, we completed construction of our new manufacturing plant in Malaysia to support our international expansion strategy and further ensure product supply. We expect to begin production at this facility in 2024.
We also continue to invest in supply chain efficiencies, including automation improvements at our suppliers and contract manufacturer.
Raw Materials
We use a broad range of raw materials in the assembly and manufacturing of our products. We purchase our raw materials and select components used in the manufacturing of our products from external suppliers. We purchase some supplies from a single or limited number of sources for reasons of proprietary know-how, quality assurance, cost-effectiveness, or constraints resulting from regulatory requirements. We rely on a limited number of suppliers for a certain number of the components and sub-assemblies used in the manufacture of our products, including application-specific integrated circuit chips, Bluetooth low-energy chips, and other specialized parts. The design of certain components and sub-assemblies (including, in some instances, the raw materials used to manufacture them) is proprietary and the intellectual property rights may be owned exclusively by one party. In such cases, we are sole-sourced, with the supplier controlling the intellectual property rights. These sole-sourced components are critical to the design and functionality of our products. In the case of sole sourced parts, we manage risk through holding inventory in-house and at the supplier to ensure continuity of supply and lower risk of disruption. We purchase many of our components and sub-assemblies from manufacturers with whom we are at least dual sourced. We work closely with all suppliers to ensure continuity of supply while maintaining high quality and reliability.
Quality Assurance
We utilize outside vendors for the supply of components, sub-assemblies, and various services used in the manufacture of our products. Our outside vendors produce the components to our specifications, and they are audited periodically by our Quality Assurance Department to confirm conformity with the specifications, policies, and procedures for our products. Our Quality Assurance Department also inspects and tests our products at various steps in the manufacturing cycle to facilitate compliance with our specifications. We have received our ISO, European Union MDR, and Medical Device Single Audit Program certifications for our Quality Management System from BSI Group, an accredited Notified Body for CE Marking. Processes utilized in the manufacture, test, and release of our products have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and other regulatory bodies.
Intellectual Property
To maintain a competitive advantage, we believe we must develop and preserve the proprietary aspect of our technologies. We rely on a combination of copyright, patent, trademark, trade secret, and other intellectual property laws, non-disclosure agreements, and other measures to protect our proprietary rights. We require our employees, consultants, and advisers to execute non-disclosure agreements in connection with their employment, consulting, or advisory relationships with us, where appropriate. We also require employees, consultants, and advisers who work on our products to agree to disclose and assign to us all inventions conceived during their work with us that are developed using our property or relate to our business. Despite measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.
Patents
As of December 31, 2023, we had over 700 patents in the United States and in certain other countries, with expiration dates ranging from 2024 through 2043 and had over 500 patent applications pending. The issued patents and pending patent applications cover, among other things:
•the basic architecture of our Omnipod products, including the pump and the PDM/Controller;
•the Omnipod drive system;
•the Omnipod cannula insertion system;
•software, such as algorithms and apps, for controlling our current and next generation Omnipod products; and
•various novel aspects of our current and potential future generations of Omnipod products, and other mechanisms for the delivery of pharmaceuticals.
Trademarks
We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. Our trademarks include INSULET®, OMNIPOD®, SIMPLIFY LIFE®, Omnipod DASH®, Omnipod GOTM, Omnipod DISPLAY®, Omnipod VIEW®, SmartAdjustTM, Pod Pals®, Podder®, and PodderCentral®.
Government Regulation
United States FDA Regulation
Our products are medical devices that are subject to extensive and ongoing regulation by the FDA and other federal, state, and local regulatory bodies. FDA regulations govern, among other things, product design and development, preclinical and clinical testing, pre-market clearance or approval, manufacturing, labeling, product storage, advertising and promotion, sales and distribution, post-market adverse event reporting, post-market surveillance, complaint handling, repair or recall of products, and record keeping.
Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees. We have obtained 510(k) clearance for Classic Omnipod, Omnipod DASH, Omnipod 5, and Omnipod GO and expect that regulatory clearances or approvals will be needed for some of our future products. In addition, we may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to our products.
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
•the FDA’s Quality System Regulation (“QSR”), which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during the development and manufacturing process;
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
We are subject to announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations. Since clearance of the first generation of our Omnipod product, we have been subject to FDA inspections of our facilities on multiple occasions.
Other Regulations
Licensure. In order to sell our product through the pharmacy channel in the United States, we are required to work with intermediaries who have the appropriate pharmacy license for the applicable market. In addition, several states require that durable medical equipment (“DME”) providers be licensed in order to sell products in that state. Certain of these states require, among other things, that DME providers maintain an in-state location.

We are also subject to certain state laws regarding professional licensure. We believe that our certified diabetes educators are in compliance with all such state laws. However, if our educators or we were to be found non-compliant, we may need to modify our approach to providing education, clinical support, and customer service.
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
The federal Anti-Kickback Statute has been interpreted to apply to arrangements between drug and medical device manufacturers and suppliers on one hand and prescribers, patients, purchasers, and formulary managers on the other. Liability under the statute may be established without a person or entity having actual knowledge of the statute or specific intent to violate it. In addition, claims resulting from a violation of the federal Anti-Kickback Statute constitute false or fraudulent claims for purposes of the federal civil False Claims Act discussed below. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common business practices from prosecution and administrative sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be perceived as inducing the prescription, purchase, or recommendation of Omnipod products may be subject to scrutiny under the law. For example, we may provide the initial training to users necessary for appropriate use of our product either through our own diabetes educators or by contracting with outside diabetes educators that have completed a Certified Pod Trainer course. We compensate outside diabetes educators for their services at contracted rates deemed to be consistent with the market. We have structured our arrangements with diabetes educators and other business practices to comply with statutory exemptions and regulatory safe harbors whenever possible, but our practices may be subject to scrutiny if they fail to strictly comply with the criteria in the exemption or regulatory safe harbor. Moreover, there are no safe harbors for many common practices such as providing reimbursement assistance, coding and billing information, or other customer assistance and product support programs. If any of our practices, arrangements, or programs are found to violate the federal Anti-Kickback Statute, we could be subject to significant criminal, civil, and administrative penalties, including imprisonment, fines, damages, and exclusion from Medicare, Medicaid, or other governmental programs.
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
Privacy Laws. At least 15 states have enacted various privacy laws of general applicability over the past several years. For example, the California Consumer Privacy Act (“CCPA”) is a consumer privacy law, which provides certain privacy rights and consumer protection for residents of the state of California. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to the delete personal information collected, the right to opt-out of the sale of personal information and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. The California Privacy Rights Act (“CPRA”) amends and expands the CCPA with respect to personal data collected beginning in January 2022. CPRA enforcement is scheduled to begin in March of 2024. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance. Virginia and Colorado have enacted similar laws. The Consumer Data Protection Act in Virginia and the Colorado Privacy Act both became effective in 2023. In addition, general privacy legislation has been filed in Congress, but the final form of the legislation and when it might be enacted is difficult to predict.
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
The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design, clinical trials, manufacture, labeling, and adverse event reporting for medical devices, including the Medical Device Directive (“MDD”) and the MDR, which replaced MDD in May 2021. Devices that comply with the requirements of the MDD will be entitled to bear the CE conformity marking and, accordingly, can be commercially distributed until May 2024, at which time devices must comply with the MDR, unless certain requirements are met that would allow for an extension until December 2027. The method of assessing conformity with the applicable directive varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body”. The latter is required in order for a manufacturer to commercially distribute the product throughout the European Union. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. Outside of the European Union, regulatory approval needs to be sought on a country-by-country basis for us to market our products.
We have obtained the right to affix the CE Mark to Classic Omnipod and Omnipod DASH under the MDD. We can continue to sell Classic Omnipod through 2027 under MDD in the European Union and in other countries that recognize the CE Mark and are awaiting certification under MDR for Omnipod DASH. We have obtained the right to affix the CE Mark to Omnipod 5 under MDR, which allows us to distribute it throughout the European Union and in the United Kingdom. In addition to these countries, Omnipod DASH can be marketed in the Gulf Cooperation Council Countries and in Australia. We also have Health Canada approval to sell Classic Omnipod and Omnipod DASH in Canada.
A range of anti-bribery and anti-corruption laws, as well as industry specific laws and codes of conduct, apply to the medical device industry and interactions with government officials and entities and healthcare professionals. These laws include the U.K. Bribery Act and similar antibribery laws in other jurisdictions in which we operate. Such laws generally prohibit U.S.-based companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business to foreign officials, or in the case of the U.K. Bribery Act, to any person. In addition, the European Union Whistleblower Directive (effective in late 2023) and other applicable law around the world impose specific requirements on companies regarding speak up policies and non-retaliation policies.
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

The European Union has laid out a multi-year plan for additional privacy and data regulation, building upon the GDPR, and has begun to execute on that plan. For example, the Cybersecurity Directive and the Artificial Intelligence Act have been finalized and will impose additional obligations on businesses generally, including those in the medical device industry.
Human Capital Resources
Employees
Our people are our most valuable asset and are the source of our innovation and our success. We strive to attract and retain the best talent with competitive compensation and benefits, opportunities for growth and development, and a culture that emphasizes fair and equitable treatment. As of December 31, 2023, we had approximately 3,000 full-time employees, representing an 18% increase over the prior year. Approximately 75% of our employees are located in the United States and the remainder are located in 15 other countries.
To assess employee retention and engagement and identify potential opportunities for improvement, we conduct periodic ‘Your Voice’ employee pulse surveys and take timely action to address key areas of employee concern. Our executive leadership team also conducts regular Town Hall meetings to ensure our global employees are highly engaged and receive timely business updates. To help our remote employees feel socially connected to their colleagues, we created our “Stay Connected” initiative, which includes virtual meetings with our executive team members. These virtual meetings are designed as casual conversations with our executives so employees can talk about what is on their minds, get to know the executive leaders, and connect with colleagues from across the organization. We also publish a monthly global employee newsletter, which includes a timely collection of high-level developments and local highlights from across our organization and utilize a social networking tool to ensure our global employees are engaged, motivated, and collaborating with one another.
Diversity, Equity, and Inclusion (“DEI”)
Our success thrives on the diversity of perspective, thought, experience, and background within our workforce. We are committed to creating a diverse and inclusive global culture that reflects the diversity of the customers we serve and creates an environment where all employees feel welcomed, respected, and valued. Accordingly, we are committed to providing equal opportunity in all aspects of our Company culture and workplace. In 2023, we continued to develop a comprehensive, multi-year diversity and social impact strategy that outlines how to implement our greatest opportunities for impact, in alignment with the needs of our stakeholders and diversity maturity model. Our DEI activities focus on four main areas—Attraction, Talent Development, Culture, and External Engagement—which reflect our commitment to integrating DEI within our business processes. In 2023, we continued to embed diversity more formally into our talent acquisition process to attract a diverse pool of candidates. In addition, we continue to provide Conscious Inclusion and Inclusive Hiring diversity training to people managers and employees.
Our Employee Resource Groups (“ERGs”) serve as a source of inclusion across the following nine categories: African Descent, Asian and Pacific Islander, Hispanic/Latin, LGBTQ+, Sustainability, Veterans and First Responders, Women, Young Professionals, and Jewish Heritage. These ERGs support the acquisition of diverse talent and are sponsored by senior leaders across our organization.
Training and Development
We are committed to fostering an environment in which our employees continuously learn and develop. We offer both leadership and professional skills development programs. All employees who join Insulet undergo a robust onboarding program called RITE Start that introduces our core values of respect, integrity, teamwork, and excellence, and educates new employees about diabetes, our Omnipod products, our business strategy, our culture, and our mission, which is to improve the lives of people with diabetes. In 2022, we launched our ‘Ignite Your Growth’ career development program to employees across the globe and in 2023 we launched our ‘Ignite Your Leadership’ training program to people managers to support the growth and development of our future leaders and build their capabilities. In addition, we launched LinkedIn Learning to all employees globally providing everyone access to virtual and online learning programs on demand to support their career growth and development. We also offer training for new managers, resources for our experienced leaders, intensive Customer Care New Hire Training, and Sales New Hire Training. In addition, employees have access to monthly learning programs and virtual and online learning programs. Additionally, we offer professional certification course reimbursement of up to $3,000 annually and tuition reimbursement of up to $5,250 annually for courses taken in pursuit of an undergraduate degree and up to $10,000 annually for courses taken in pursuit of a graduate degree.
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
We are committed to providing comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Our wide-ranging benefits include health insurance, telehealth, prescription drug benefits, dental insurance, vision insurance, 80 hours of COVID-19 paid sick time, accident insurance, critical illness insurance, life insurance, disability insurance, health savings accounts, flexible savings accounts, retirement plans, employee stock purchase plan, legal services, identity theft protection, maternity/paternity leave, tuition and professional certification course reimbursement, and employee assistance program. In addition, we offer Pod perks, which provides a free Omnipod 5 or Omnipod DASH product, including PDM/Controller and Pods to benefit eligible employees, interns, or dependents. We also offer summer hours and flexible work arrangements, including the opportunity to work remotely, which allows us to access a broader, more diverse, and more exceptional talent pool.
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
We also have formal plans in place to protect our employees' safety in the event of an emergency. In addition, our Acton, Massachusetts facility maintains an Emergency Action Plan that describes procedures that employees should follow when faced with a variety of unexpected health and safety events. As part of this initiative, we have trained certain employees to use automated external defibrillators, provide first aid, and perform cardiopulmonary resuscitation (CPR). In 2023, we implemented a text emergency system for our employee base located in our Acton headquarters and Acton manufacturing facility, which advises employees on building closures and emergencies with clear instructions. We also conduct periodic health and safety audits of our facilities to monitor the effectiveness of our programs and drive continuous improvement in our overall safety performance as Insulet expands in size and impact.
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

Item 1A. Risk Factors
Risks Related to Our Business and Industry
We currently rely on sales of our Omnipod product platform to generate nearly all our revenue.
We expect to continue to derive nearly all our revenue from our Omnipod product platform. Accordingly, our ability to continue to generate revenue is highly reliant on our ability to market and sell our Omnipod products and to retain consumers who currently use the product. Our sales of Omnipod products may be negatively impacted by many factors, including:
•development of an effective patch pump by one or more competitors or breakthrough diabetes treatments not requiring the delivery of insulin;
•failure of our Omnipod products to achieve and maintain wide acceptance among opinion leaders in the diabetes treatment community, insulin-prescribing physicians, third-party payors, and people with insulin-dependent diabetes;
•manufacturing problems or capacity constraints;
•actual or perceived quality problems;
•reductions in reimbursement rates or coverage policies relating to Omnipod products by third-party payors;
•claims that any portion of Omnipod products infringes on intellectual property rights of others;
•adverse regulatory or legal actions relating to our Omnipod products;
•damage, destruction or loss of any of the facilities where our products are manufactured or stored or of the equipment therein;
•failure to successfully open or expand new facilities;
•the inability of users to continue paying for our products;
•attrition rates of consumers who cease using Omnipod products;
•competitive pricing; and
•results of clinical studies relating to Omnipod products or our competitors’ products.
If any of these events occur, our ability to generate revenue could be significantly reduced, which would adversely affect our business, financial condition, and results of operations.
If we fail to expand and maintain an effective sales force or successfully develop and maintain our relationships with intermediaries, our business, prospects and brand may be materially and adversely affected.
In addition to promoting, marketing, and selling Omnipod products through our own direct sales force, we also utilize domestic and international intermediaries to distribute our product to users. We need to expand our distribution network to maintain and grow our business and revenue. If we are not able to successfully develop our relationships with third-party intermediaries, our sales could fail to grow or could decline, and our ability to grow our business could be adversely affected. Intermediaries that are in the business of selling other medical products may not devote a sufficient level of resources and the support required to generate awareness of our products and grow or maintain our product sales. If our intermediaries are unwilling or unable to market and sell our products, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products, which would adversely affect our business, financial condition, and results of operations.
Our ability to grow our revenue depends in part on our retaining a high percentage of our customers.
A key to driving our revenue growth is the retention of a high percentage of our customers. Current uncertainty in global economic conditions, competition, higher levels of unemployment, changes in insurance reimbursement levels, and negative financial news may negatively affect product demand. If demand for our products fluctuates as a result of economic conditions, competition or otherwise, our ability to attract and retain customers could be harmed. The failure to retain a high percentage of our customers could negatively impact our revenue growth and may have a material adverse effect on our business, financial condition, and results of operations.
If we do not effectively manage our rapid growth, our business resources may become strained and we may not be able to deliver our products in a timely manner, which could adversely affect our results of operations.
As we continue to expand the number of customers we serve, driven in large part by significant demand for Omnipod 5, we expect to continue to increase our manufacturing capacity, our personnel, and the scope of our sales and marketing efforts. This growth, as well as any other growth that we may experience in the future, will create challenges for our organization and may strain our management and operations resources, including our customer service. In order to manage future growth, we will be required to improve existing, and implement new, sales and marketing efforts, distribution channels, and customer support procedures. In addition, the form and function of our enterprise information technology systems will need to change and be improved upon as our business needs change. For example, we recently implemented a new enterprise resource planning system and plan to upgrade our customer relationship management system. We will also need to manage our supply chain and manufacturing effectively, including our sourcing of materials such as semiconductor chips. We may also need to partner with additional third-party suppliers to manufacture certain components of our Omnipod products and install additional manufacturing lines, including as a part of our newly constructed facility in Malaysia. A transition to new suppliers may result in additional costs or delays. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business, or we may not be able to manufacture sufficient inventory, or attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver our Omnipod products in a timely manner, and our results of operations may be adversely affected.
Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could adversely affect our business, financial condition, and results of operations.
We expect that sales of our Omnipod products, which, for Omnipod 5, occur only through the pharmacy channel in the U.S. and for Omnipod DASH, primarily through the pharmacy channel, will be limited unless a substantial portion of their sales price is paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid and other managed care providers. In the United States, we currently have contracts establishing reimbursement for Omnipod products with national and regional third-party payors and government agencies that provide reimbursement in all 50 states. Medicare Part D Plan Sponsors may provide coverage for Omnipod products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors in order to provide our product through the pharmacy channel in the United States. While we anticipate entering into additional contracts with other intermediaries and third-party payors, we cannot assure you that our efforts will be successful, which could limit the availability of Omnipod products. In addition, these contracts can generally be terminated by the third-party payor without cause. Healthcare market initiatives in the United States may also lead third-party payors to decline or reduce reimbursement for Omnipod products. Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in processing approvals by those payors for consumers to obtain coverage for the use of Omnipod products and for payment to be made for such use. Coverage decisions and rates of reimbursement increasingly require clinical evidence showing an improvement in user outcomes. Generating this clinical evidence requires substantial time and investment and there is no guarantee of a desired outcome.
As we expand our sales and marketing efforts internationally, we face additional risks associated with obtaining and maintaining reimbursement from foreign healthcare payment systems on a timely basis or at all. Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could have a material adverse effect on our business, financial condition, and results of operations.
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
Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. Several companies are working to develop and market new insulin “patch” pumps, smart pens, and other methods for the treatment of diabetes. If an existing or future competitor develops a product that competes with or is superior to our Omnipod products, our revenue may decline. In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products were to gain acceptance by healthcare professionals, people with insulin-dependent diabetes, or third-party payors, we could experience pricing pressure. If prices were to fall, our results of operations could be materially adversely impacted.
Technological breakthroughs in diabetes monitoring, treatment, or prevention could render our Omnipod products obsolete or less desirable.
The diabetes treatment market is subject to rapid technological change and product innovation. Our Omnipod products are based on our proprietary technology, but a number of companies, medical researchers, and pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapeutics for the monitoring, treatment, and/or prevention of insulin-dependent diabetes. In addition, well-capitalized biopharmaceutical companies like Vertex Pharmaceuticals, the National Institutes of Health, and other supporters of diabetes research, are continually seeking ways to prevent, cure, or improve the treatment of diabetes. Any breakthroughs in diabetes monitoring, treatment or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products or impact our stock price. In 2023, for example, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity led to speculation regarding the impact on the insulin therapy market. We believe this speculation was the cause of a decline in our stock price in 2023.
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

Future market or clinical studies may be unfavorable to our Omnipod products and their efficacy, which could hinder our sales efforts and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
To help improve, market, and sell our Omnipod products, we have sponsored, and expect to continue to sponsor market studies to assess various aspects of the functionality and relative efficacy of our products. The data obtained from the studies may be unfavorable to our products or may be inadequate to support satisfactory conclusions. In addition, in the future we may sponsor clinical trials to assess certain aspects of the efficacy of our products. If future clinical trials fail to support the efficacy of our current or future products, our sales may be adversely affected and we may lose an opportunity to secure clinical preference from prescribing clinicians, which may have a material adverse effect on our business, financial condition, and results of operations.
In addition, future clinical studies or articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than our products or that our products are not as effective or easy to use as we claim. Additionally, diabetes associations, healthcare providers that focus on diabetes, or other organizations that may be viewed as authoritative could endorse products or methods that compete with our products or otherwise announce positions that are unfavorable to our products. Any of these events may negatively affect our sales efforts and result in decreased revenue.
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
We may not be able to develop additional proprietary technologies that are patentable, and we cannot ensure that our pending patent applications will result in the issuance of patents to us. To protect our intellectual property, we may need to assert claims of infringement or misappropriation against third parties. Any lawsuits that we initiate could be expensive, take significant time, and divert management’s attention from other business concerns. The outcome of litigation to enforce our intellectual property rights is highly unpredictable. A court could determine that some or all of our asserted intellectual property rights are not infringed or misappropriated, or are invalid, or unenforceable. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. Additionally, we may provoke third parties to assert claims against us, and we may not be successful defending against these claims. The occurrence of any of these events could have a material adverse effect on our business, financial condition, and results of operations.
Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.
We have been involved in patent infringement suits in the past and may be again in the future. As our revenue increases, the number of companies with whom we compete grows, and the functionality of products and technology in different industry segments overlaps, the risk of third-party infringement claims increases. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may be alleged to infringe. Any of these third parties might make a claim of infringement against us.
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
We rely on agreements or licenses to intellectual property or other rights in order to sell our current product and commercialize new products. If we cannot retain or obtain these agreements, licenses, or other rights, we may not be able to sell, develop, or commercialize our products. For example, our rights to incorporate the FreeStyle blood glucose meter into Classic Omnipod is governed by a license agreement with Abbott. In addition, we have a commercial agreement with Dexcom that allows us to sell

Omnipod 5 with integration to Dexcom’s CGM and have a development agreement with Abbott to integrate Abbott’s CGM with Omnipod 5. The loss of any of these rights could impair the functionality of our products or prevent us from selling our products without significant development and regulatory activities that may not be completed in time to prevent an interruption in the availability of our products to consumers. This could result in a material adverse effect on our business, financial condition, and results of operations.
We also have a partnership with Glooko that allows our products to connect with Glooko’s cloud-based diabetes data management system so that users and healthcare providers can monitor user data, including insulin delivery trends and blood glucose levels. Our agreement with Glooko expires in December 2025. If this agreement is not renewed in the future and we do not develop or contract for an alternative data management system, our business could be materially adversely impacted.
Risks Related to Economic Conditions and Operating Internationally
The continuing worldwide macroeconomic and geopolitical uncertainty as well as the impact of the COVID-19 or other global pandemics may adversely affect our business and prospects.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars and terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations may be adversely impacted by changes in macroeconomic conditions, including inflation, bank failures, rising interest rates and availability of capital markets. Uncertainty about global economic conditions, particularly in countries with government-sponsored healthcare systems, may also cause decreased demand for our products, consumers may reduce their spending, new orders for our products may decline and our user attrition rate may increase, which could have a material adverse effect on our business, sales, financial condition, and results of operations.
Another global pandemic like COVID-19 has the potential to significantly impact our supply chain if the manufacturing plants that produce our products or product components, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize our products, are disrupted, temporarily closed or experience worker shortages for a sustained period of time.
As a result of the COVID-19 pandemic, many employees have transitioned to a remote or hybrid work environment, which has increased risks associated with our information technology systems and networks. These increased risks include cyber-attacks, computer viruses, disruptions, or shutdowns that could result in a failure to protect our information technology systems and data integrity.
Another global pandemic or new variants of COVID-19, and the requirements to take action to help limit the spread of illness, could impact our ability to carry out our business as usual. For example, the COVID-19 pandemic diverted healthcare resources away from the conduct of clinical trials and interrupted the operations of the FDA, which delayed product approval timelines, including for Omnipod 5.
Our financial condition or results of operations may be adversely affected by international business risks.
In addition to the United States, we sell our products in Europe, Canada, the Middle East and Australia. Our international operations are subject to risks that are inherent in conducting business under foreign laws, regulations and customs. International sales made up 24% of our revenues in 2023 and we expect international sales to contribute significantly to our future growth as we launch Omnipod 5 in our international markets. If the U.S. dollar strengthens in relation to the currencies of other countries where we sell our products, such as the euro, our U.S. dollar reported revenue and income will decrease. Changes in the relative values of currencies occur regularly and, in some instances, may have a significant effect on our operating results. We also rely on third-party suppliers located in other countries. For example, a significant portion of our products are manufactured by a third-party contract manufacturer in China.
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
Risks Related to Supply Chain, Operations, and Drug Delivery
Our inventory is produced and maintained in a limited number of locations.
While we expect to begin production at our newly constructed manufacturing facility in Malaysia in 2024, currently our products are manufactured in two locations, at our U.S. manufacturing facility in Massachusetts and on manufacturing lines owned by us at a facility located in China that is operated by a third-party contract manufacturer. Political or financial instability, currency fluctuations, the outbreak of pandemics such as COVID-19, labor unrest, transport capacity and costs, port security, weather conditions, natural disasters, or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could materially disrupt our supply of product from China, increase our costs, and/or adversely affect our results of operations. Further, following the COVID-19 pandemic there may be increased pressure for U.S. medical device companies to reduce dependency on China for their supply chain. In addition, substantially all of our inventory in the United States is held at a single location in Massachusetts and our inventory in Europe is maintained by a third-party logistics entity primarily at a single location in the Netherlands. We take precautions to ensure that our third-party contract manufacturer and logistics entity safeguard our assets, including maintaining insurance, enacting health and safety protocols, and storing computer data offsite. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment and/or inventory, and cause us to incur additional expenses. The insurance we maintain may not be adequate to cover our losses in any particular case. With or without insurance, damage to our facility, manufacturing equipment, inventory or other property or to any of our suppliers, may have a material adverse effect on our business, financial condition, and results of operations.
We are dependent upon third-party suppliers, making us vulnerable to supply problems and price fluctuations, and we may not be able to obtain sufficient components or raw materials on a timely basis or at all.
The manufacture of our products requires the timely delivery of sufficient amounts of quality components and materials from many suppliers in various countries. We work closely with our suppliers to ensure the continuity of supply, but we cannot guarantee these efforts will always be successful. For example, given the recent worldwide semiconductor chip shortage, we have entered into “take or pay” contracts with suppliers but cannot guarantee our suppliers will meet their obligations under these contracts. We have also seen significant price increases for various components and raw materials, including for semiconductor chips. We do not have long-term supply agreements with all of our suppliers, and, in many cases, we, or our contract manufacturer, make purchases based on individual purchase orders. In some cases, our agreements with suppliers can be terminated by either party upon short notice. Additionally, while efforts are made to diversify our sources of components and materials, in certain instances we acquire components and materials from a sole supplier. Also, due to the stringent regulations and requirements of the FDA and similar regulatory agencies in other countries regarding the manufacture of our products, we may not be able to quickly establish additional or replacement sources for some components or materials.
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
The manufacture of our product is highly exacting and complex, due in part to strict regulatory requirements. While we manufacture our products in the United States, a third-party contract manufacturer in China manufactures and supplies a significant portion of our inventory and we expect to begin additional manufacturing in our new facility in Malaysia during 2024. We and our contract manufacturer may encounter problems during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials, and environmental factors. These issues could lead to launch delays, product shortage, unanticipated costs, lost revenues, and damage to our reputation. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue. Significant manufacturing problems could have a material adverse effect on our business, results of operations, financial condition, and cash flows. In addition, as we commence operation of new manufacturing lines, we could experience quality issues and unexpected operational delays that decrease our gross margins and cause a shortage of product supply.
Our non-insulin Drug Delivery product line faces challenges which, if not met, may impair its future success.
Our non-insulin Drug Delivery product line involves the development, manufacture, and sale of a modified Pod for delivery of a specific drug other than insulin. Substantially all of our commercialized Drug Delivery revenue consists of sales of a customized version of our product for use in Amgen’s Neulasta Onpro kit under an agreement that expires in December 2028. The marketing and sales initiatives driving this product line differ markedly from those on which we rely for our sales of Omnipod products to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to users and clinicians. We expect that the future results of our Drug Delivery product line will face several challenges, including:
•our identification of drug delivery opportunities for a modified Pod;
•our achievement of satisfactory development and pricing terms with the pharmaceutical companies that sell such drugs;
•our development of appropriate modifications to our Omnipod technology to address the needs and parameters required for the respective drug-delivery opportunities;
•manufacturing issues relating to the modified Pod;
•long lead-times associated with the development, regulatory approvals, and ramp up applicable to the use of modified Pods for the delivery of such drugs;
•relatively small number of modified Pods needed to address each drug-delivery opportunity;
•uncertainties regarding the market acceptance of such drugs and the modified Pod as an appropriate delivery device;
•uncertainties relating to the success of the pharmaceutical companies in marketing and selling such drugs as well as the modified Pods as the appropriate delivery devices;

•intense competition in the drug-delivery industry, including from competitors which have substantially greater resources;
•maintaining appropriate gross margins; and
•regulatory requirements and reimbursement rates associated with such drugs.
If we are unsuccessful in overcoming one or more of these challenges, or if our agreement with Amgen is terminated or not renewed, our financial results could be negatively impacted.
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
•post-market studies; and
•product import and export.
Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive regulatory clearance, unless an exemption applies. Obtaining such regulatory clearance can be expensive and lengthy. Delays in obtaining or inability to obtain future clearances could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and future profitability.
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
•refusing our requests for regulatory clearance of new products, new intended uses or modifications to our Omnipod products;
•rescinding, suspending or withdrawing clearance that has already been granted; and
•criminal prosecution.

The occurrence of any of these events may have a material adverse effect on our business, financial condition, and results of operations. As described elsewhere in this 10-K, in October and November 2022, we issued voluntary Medical Device Corrections (“MDCs”) relating to the batteries and/or charging of our DASH PDMs and Omnipod 5 Controllers, which are manufactured for us by a third-party.
In addition, the FDA may change its clearance and approval policies, adopt additional regulations, revise existing regulations, or take other actions that may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis. The FDA is in the process of reviewing the 510(k) clearance process and criteria and has announced initiatives to improve the current pre- and post-market regulatory processes and requirements associated with infusion pumps and other home use medical devices. Any change in the laws or regulations that govern the clearance and approval processes relating to our current and future products could make it more difficult and costly to obtain clearance or approval for new products, or to produce, market, and distribute existing products.
We also sell our products in Canada, Australia and certain countries in Europe and the Middle East. As a result, we are required to comply with additional foreign regulatory requirements. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications. Failure to fulfill foreign regulatory requirements on a timely basis or at all could adversely affect our ability to grow our business.
If we, our contract manufacturer or our component suppliers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our sales and operating results could suffer.
We and our contract manufacturers are required to comply with the FDA’s QSR, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, sterilization, labeling, packaging, storage, shipping, and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure you that our facilities or our contract manufacturers’ facilities will pass any future quality system inspection. If our or our contract manufacturers’ facilities fails a quality system inspection or otherwise fails to adhere to QSR requirements, this could delay production of our products and lead to business disruption; failure to take adequate and timely corrective action in response to an adverse quality system inspection or QSR violation could result in business disruption; failure to take adequate and timely corrective action in response to an adverse quality system inspection or QSR violation could result in fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our financial condition or results of operations.
Malfunction of our products could lead to recalls or safety alerts or litigation and have a significant adverse impact on us.
The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our contract manufacturer fails to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of these products. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects, or other failures to comply with applicable regulations. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, may require the dedication of our time and capital, could distract management from operating our business and potentially harm our reputation and financial results. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and could take enforcement action against us for failing to report the recalls when they were conducted. In the event of a product malfunction, we may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.
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
Our relationships with customers and third-party payors are subject to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain our sales, marketing, and other promotional activities by limiting the kinds of financial arrangements, including sales programs and certain customer and product support programs, we may have with hospitals, physicians, customers, or other potential purchasers of medical devices. These laws include, among others, the federal healthcare Anti-Kickback Statute, the federal civil False Claims Act, other federal healthcare false statement and fraud statutes, the Open Payments program, the Civil Monetary Penalties Law, and analogous fraud and abuse and transparency laws in most states, as described in “Item 1—Business—Government Regulation.”
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
We are subject to a variety of laws and regulations relating to privacy and data protection, data security, data retention and deletion, personal information, electronic contracts, and other communications. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, data privacy laws at the federal and state levels protect the confidentiality of certain health information and restrict the use and disclosure of that protected information. In particular, the U.S. privacy rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. At least fifteen states have adopted new privacy laws in the past few years. In California, the CCPA, which provides certain privacy rights and consumer protection for residents of the state became effective in 2020, and additional regulation under the CPRA, which amends and expands the CCPA, will take effect in 2024. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to delete the personal information collected, the right to opt-out of the sale of personal information, and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. The California laws have served as a model for many subsequently adopted laws in other states. In 2023, similar privacy laws became effective in Colorado and Virginia. California and other states’ laws apply more broadly and now or in the future may reach data we hold that relates to employees and healthcare providers, not just customers. In addition, data security protection laws passed by the federal government and many states require notification to data subjects, including customers and others, when there is a security breach of personal data. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance.
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
Additionally, the FDA has warned that insulin pumps may have cybersecurity vulnerabilities and could be manipulated by hackers, causing danger to people with diabetes. After extensive testing and research in conjunction with an independent third-party firm, a potential security vulnerability in Classic Omnipod was identified. Successful exploitation of this vulnerability may allow an attacker to gain access to the Pod to intercept, modify, or interfere with the wireless radio frequency communications to or from the PDM. This may allow attackers to read sensitive data, change pump settings, or control insulin delivery.
Insulet is aware of a specific group of people with diabetes who have been able to duplicate the Pod communication protocol using a smartphone and a bridge, which in turn allows the Pod to be controlled using an unauthorized device. This practice is commonly referred to as Do-It-Yourself (DIY) and is not the intended use with Omnipod products. Insulet has not provided the DIY community with any type of information or input on the product, nor has Insulet been provided with any information proving that this form of off-label use is a safe use of the system. This practice does not exist with Omnipod 5.
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
As of December 31, 2023, we had debt of $1.4 billion, including $800 million aggregate principal amount of Convertible Senior Notes, which mature in 2026. Our ability to make scheduled payments or to refinance the Convertible Senior Notes or other debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. If our cash flows and capital resources are insufficient to fund these obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital, or restructure or refinance our indebtedness, including the outstanding Convertible Senior Notes. We cannot assure you that we would be able to take any of these actions, that these actions would permit us to meet our scheduled debt service obligations, or that these actions would be permitted under the terms of our future debt agreements. If we do not generate sufficient cash flow from operations, and additional borrowings, refinancings, or proceeds from asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.
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
Section 382 and 383 of the U.S. Internal Revenue Code imposes an annual limit on the amount of net operating loss and tax carryforwards that may be used to reduce taxes payable when a corporation has undergone significant changes in its stock ownership or equity structure. The issuance of common stock in connection with the conversion of our Convertible Senior Notes, or the consummation of other equity transactions could limit our ability to utilize net operating loss and tax credit carryforwards to offset future U.S. federal and state taxes payable.
General Risks
Our success depends on our ability to attract, motivate, and retain key personnel.
Our success depends on our ability to retain our employees and to attract and retain additional qualified personnel in the future. We face intense competition for employees, particularly in light of recent labor shortages and as people are increasingly able to work remotely. We face challenges in maintaining employee well-being, recognizing that the additional financial, family, and health burdens that many employees may be experiencing in the wake of the COVID-19 pandemic and related economic uncertainties may adversely impact job performance and employee retention. Additionally, during the second half of 2023 we introduced a new organizational operating model, which initially may be disruptive or confusing to some employees as job and reporting structures evolve, causing dissatisfaction or resulting in departures. Losing members of our senior management, and other highly skilled personnel could prevent or delay the implementation and completion of our objectives or divert management’s attention to seeking qualified replacements and ensuring seamless transitions. Additionally, the sale and after-sale support of Omnipod products is logistically complex, requiring us to maintain an extensive infrastructure of field sales personnel, diabetes educators, customer support, insurance specialists, and billing and collections personnel. We face considerable challenges in recruiting, training, managing, motivating, and retaining these employees, including managing geographically dispersed teams. If we fail to maintain and grow an adequate pool of trained and motivated personnel, our reputation could suffer, and our financial position could be adversely affected.

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
The market price of our common stock is affected by a number of factors, including factors related to our operating performance as a high-growth company and the operating performance of our competitors. At times, the fluctuations in the market price of our common stock have been unrelated or disproportionate to our operating performance. In particular, the U.S. equity markets have at times experienced significant price and volume fluctuations that have affected the market prices of equity securities of many medical device and technology companies. Also, in 2023, ongoing adoption of the GLP-1 class of drugs in diabetes and news surrounding the expansion of use of GLP-1 drugs in obesity led to speculation regarding the impact of GLP-1 drugs on the insulin therapy market. We believe this negatively impacted the stock prices of companies in the medical device industry, including ours. Broad market and industry factors such as these could materially and adversely affect the market price of our stock, regardless of our actual operating performance.
We have identified control deficiencies that have been determined to be a material weakness in our internal control over financial reporting. This issue, if not remediated, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations.
As disclosed in Item 9A, “Controls and Procedures,” we have reported a material weakness because we did not maintain effective information technology general controls over systems that support our financial reporting outside of North America. The material weakness will not be considered remediated until the enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the related controls are effective. We cannot assure that the measures we take will remediate the material weakness or that additional material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a negative impact on our financial condition, results of operations or cash flows, restrict our ability to access the capital markets, require significant resources to correct the material weaknesses or deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and cause a decline in the market price of our stock.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We manage cyber risk on a daily basis, as we face a multitude of threats ranging from ransomware and phishing attacks, business email compromise, and a wide array of other cyber-criminal tactics aimed at impacting our operations and compromising our sensitive information. Our customers, suppliers, subcontractors and partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance and results of operations. Accordingly, we have invested in resources (people, process, and technology) aimed at identifying, assessing, and responding to cyber threats.
Our Board of Directors (“Board”) oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure to our strategic objectives. While the Board reviews the Company’s cybersecurity program annually, the Nominating, Governance, and Risk Committee of the Board has primary responsibility for cybersecurity as part of its risk oversight mandate. The Nominating, Governance, and Risk Committee is scheduled to have regular updates on cybersecurity matters from our Chief Information Security Officer (“CISO”) and members of the CISO’s team at least two times per year. The CISO will discuss management’s actions to identify and detect threats and review the structure of and enhancements to the Company’s defenses as well as management’s progress on its cybersecurity strategic roadmap. The Nominating, Governance, and Risk Committee Chair reports back to the full Board after each Committee meeting, including information relating to the cybersecurity discussions.
Our Cybersecurity organization, which includes corporate and product security, is led by our CISO. Our CISO, reporting directly to our Chief Technology Officer (“CTO”), is responsible for developing and implementing our cybersecurity program, including setting the directional security strategy and continuous improvement plans for the overall security program. Our CISO has over a decade of experience as a leader of cyber-security and technology risk management programs in both healthcare and medical device manufacturing organizations. This experience is coupled with obtaining and maintaining multiple industry certifications, including Certified Information Systems Security Professional certifications (CISSP), and Certified Information Security Manager (CISM). The CTO ensures cyber-security measures are prioritized across research and development, software engineering, and our IT functions.
Assessing, identifying and managing cybersecurity-related risks are also integrated into our overall enterprise risk management (“ERM”) process. Cybersecurity-related risks are included in the risk universe that the ERM function evaluates to assess top risks to the enterprise on an annual basis. To the extent the ERM process identifies a heightened cybersecurity-related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion. The ERM annual risk assessment is presented to the Board, with additional reporting during the year to the Nominating, Governance and Risk Committee.
We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework to better manage and respond to cybersecurity risks in protecting our infrastructure and sensitive data. We have mapped our people, process, and technology in alignment with the categories defined in the NIST industry standard framework: Identify, Protect, Detect, Respond, and Recover. Additionally, Insulet’s information security management system is ISO 27001 and 27701 certified. For the sixth consecutive year, Insulet received re-certification from the ISO, which is the recognized standard for information security management and privacy best practices that adheres to the highest international data security standards.
We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection and mitigation. We maintain a cybersecurity risk register, and cybersecurity team leaders hold monthly meetings to discuss and prioritize risks as well as the status of any remediation activity. Key facets of our cybersecurity program include:
•24/7 cyber monitoring. Our security operations center is located in multiple time zones to ensure around-the-clock coverage and timely threat detection and response.
•External Threat Landscape Assessment. Our integrated privacy, legal, and security teams are continuously monitoring for any external threat that may impact our operations. Third-party threat intelligence feeds are leveraged to monitor Insulet’s digital footprint and activity that may cause brand damage.
•Insider Risk Detection. We have targeted tools aimed at detecting insider threats and suspicious data movement.
•Cloud and Vulnerability Management. To enhance cloud and data security, we reduce the attack surface by establishing secure defaults, implementing least privilege, and monitoring configurations continuously. As part of vulnerability and overall security posture management, we have a focused cross-functional team that meets regularly to address issues identified by security scans and security configuration checks to maintain hygiene of Insulet’s computing devices.

•Testing and Audits. Regular penetration testing, incident response tabletop testing, and audits are performed by trusted third-party security consultants. These final reports and gap analysis documents are logged into our risk register as appropriate.
•Operating Technology (“OT”) Visibility. As a manufacturer of medical devices, OT is a vital component of our business operations. Interconnectedness between OT technology and other business critical IT infrastructure can create a material cyber risk. Insult deploys segmentation and OT-specific monitoring capabilities to mitigate and monitor this risk as our OT environment continues to expand to meet the needs of our business.
•Vendor Management. Vendors and key partners are subject to Insulet’s Vendor Risk assessment process and subsequently monitored by our threat intelligence capability, which tracks our key vendors and suppliers.
•Training and Culture. Training, awareness, and incorporating security into Insulet’s culture is key to reducing risk around common threats such as phishing. We have an operational information security training program for all employees. In addition to annual trainings, we have frequent “nanolearning” targeted trainings. These quick trainings encourage participation, provide constant reminders to our employees to be vigilant and give them the tools to recognize and protect against cyber threats. We also conduct phishing simulations to test effectiveness of our training program with the aim of reducing the percentage of employees who click on suspicious emails.
We are intensely focused on protecting the security of our products; our guiding principle of “secure by design” underlies all of our product development. We have a cybersecurity team embedded with our research and development group to deliver on this mission as well as a Product Cybersecurity Risk Management Policy which is aligned with FDA guidance. Omnipod DASH was the first FDA-cleared insulin pump certified under the Diabetes Technology Society’s “Standard for Wireless Diabetes Device Security” cybersecurity assurance standard and program, known as DTSec. This certification is a cybersecurity standard intended to raise confidence in the security of network connected medical devices through independent expert evaluation. Omnipod 5 incorporates cybersecurity by design principles, which includes secure data transfer between the Pod, Controller, cloud storage, and compatible continuous glucose monitors. Our Secure Software Development Lifecycle enforces application testing and continuous monitoring to identify security risks. Omnipod 5 is certified by ISO 27001 and the U.K. Cyber Essentials. Omnipod 5 incorporates authentication, encryption, and cybersecurity protection to ensure only trusted devices and authorized people can access the system.
Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. Should a cyber incident occur, we have in place the Insulet Cybersecurity Incident Response Procedure (“CIRP”), which is designed to enable us to respond efficiently to any incidents. Pursuant to the CIRP, cybersecurity incidents are reviewed and rated by our CISO and his team. A cybersecurity incident rated at predefined risk levels will be escalated to CTO, the Chief Compliance Officer, and the General Counsel and assessed for materiality and disclosure to the CEO and the Board. Our internal Disclosure Committee would review any planned public disclosures or filings. CIRP provides the organizational and operational structure to respond to incidents that may affect the confidentiality, integrity or availability of our information systems.
We currently do not believe that risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected the Company’s business strategy, results of operations, or financial condition. While Insulet maintains cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity and other risks which may impact Insulet.
Item 2. Properties
We own a 350,000 square foot facility in Acton, MA, which houses both our headquarters and our U.S. manufacturing. As of December 31, 2023, we leased a total of 13 facilities in 7 countries consisting of approximately 282,000 square feet of office, research and development, and warehousing space and other related facilities, primarily in North America, Asia and Europe. In addition, we leased a 344,000 square foot facility in Malaysia under a finance lease arrangement, which houses our new manufacturing facility and office space. Additional information regarding our leases is provided in Note 15 to the consolidated financial statements included in Item 8 of this Form 10-K.
Item 3. Legal Proceedings
The information required by this Item is provided under “Legal Proceedings” in Note 19 to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the trading symbol PODD.
Holders of Record
As of February 15, 2024, there were 6 registered holders of record of our common stock.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph shows the cumulative total return on $100 invested in each of our common stock, the NASDAQ Composite Index, the NASDAQ Health Care Index, and the S&P 500 Index for the five-year period beginning on December 31, 2018, and ending on December 31, 2023, assuming reinvestment of all dividends. The historical stock price performance on the graph below is not necessarily indicative of future stock price performance.

	2018	2019	2020	2021	2022	2023
Insulet Corporation	$100	$216	$322	$335	$371	$274
NASDAQ Composite	$100	$135	$194	$236	$158	$226
NASDAQ Health Care	$100	$126	$164	$158	$126	$134
S&P 500(1)	$100	$131	$156	$200	$164	$207
(1) Our common stock was added to S&P 500 Index in March 2023.
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
Overview
Our mission is to improve the lives of people with diabetes. We are primarily engaged in the development, manufacture, and sale of our proprietary continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform, includes: Classic Omnipod, its next generation Omnipod DASH, the most recent generation Omnipod 5, and our latest innovation, Omnipod GO, which received U.S. Food and Drug Administration (“FDA”) clearance in 2023, all of which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like PDM with a color touch screen user interface. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system that integrates with a continuous glucose monitor (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. The CGM is sold separately by a third party. Omnipod GO, for which we are currently conducting a pilot program in the United States, is our basal-only Pod for individuals with type 2 diabetes age 18 and older who require insulin.
Our long-term financial objective is to sustain profitable growth. To achieve this goal, we launched Omnipod 5 in the United States in August 2022 and in the United Kingdom and Germany in June and August 2023, respectively. Subsequent to the launch of Omnipod 5, we began to phase-out our Classic Omnipod in the U.S. in 2023, since the vast majority of our U.S. customer base is no longer using this product.
We are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets. We plan to launch Omnipod 5 in more European markets in 2024 starting with the Netherlands. Additionally, in December 2023, we completed enrollment for our pivotal trial for Omnipod 5 with the goal of expanding Omnipod 5’s indication to type 2 users. We expect to complete the trial and submit to the FDA for an expanded indication by the end of 2024.
We have completed a randomized control trial in the U.S. and France for Omnipod 5 with DexCom’s G6 continuous glucose monitor (“CGM”) to support our pricing and market access initiatives. We also continue to expand market access and awareness of Omnipod products through our direct to consumer advertising programs and through growing our presence in the U.S. pharmacy channel, where access to Omnipod 5 and Omnipod DASH is simpler and affordable, as no up-front investment is required.
We also continue to take steps to strengthen our global manufacturing capabilities. We recently completed construction of a new manufacturing plant in Malaysia to support our international expansion strategy, further ensure product supply, and drive higher gross margins over time. We expect to begin production at this new manufacturing facility in 2024.
Finally, we continue to focus on our product development efforts, including AID offerings such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In February 2024, we began our limited market release of Omnipod 5 with Dexcom’s G7 CGM in the United States and received CE mark approval for the added compatibility of Libre 2 Plus with Omnipod 5 for individuals aged two years and older with type 1 diabetes. We expect to launch a limited market release of Omnipod 5 with Libre 2 Plus in the U.K. and the Netherlands in 2024. Additionally, we received FDA clearance for the Omnipod 5 App for iPhone in the fourth quarter of 2023 and plan to launch a limited market release in the U.S. in 2024.
Results of Operations
The discussion of our results of operations for 2021 has been omitted from this Form 10-K but can be found in Item 7. Management’s Discussion and Analysis and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 24, 2023.
Factors Affecting Operating Results
Our Pod is intended to be used continuously for up to three days, after which it is replaced with a new disposable Pod. We recently achieved a milestone of approximately 425,000 estimated active global customers using Omnipod products, including approximately 250,000 global customers using Omnipod 5. Our product’s unique patented design allows us to provide Pod therapy at a relatively low or no up-front investment in regions where reimbursement allows for it and our pay-as-you-go pricing model reduces the risk to third-party payors. As we grow our customer base, we expect to generate an increasing portion of our revenues through recurring sales of our disposable Pods, which provide recurring revenue.
In 2022, we issued two voluntary Medical Device Corrections (“MDCs”), one in October for our Omnipod DASH PDM related to its battery and the other in November for our Omnipod 5 Controller related to its charging port and cable. During 2022, we initially recorded a net charge of $57.9 million related to these MDCs. During the year ended December 31, 2023, we recorded $11.5 million of income associated with a change in our estimated liability for the MDCs, primarily due to lower distribution costs.
We continue to experience challenges stemming from the global supply chain disruption; however, while there is no guarantee of future performance, to date we have been able to successfully mitigate this disruption and ensure uninterrupted supply to our customers by increasing our inventory levels and taking other measures. While our mitigation efforts and inflation have and are expected to continue to negatively impact gross margins and net income in 2024, we intend to continue to work to improve productivity to help offset these costs.
Comparison of the Years Ended December 31, 2023 and December 31, 2022
Revenue

	Years Ended December 31,
(in millions)	2023	2022	% Change	Currency Impact	Constant Currency(1)
U.S.	$1,251.0	$884.8	41.4%	—%	41.4%
International	410.1	363.0	13.0%	1.6%	11.4%
Total Omnipod Products	1,661.1	1,247.8	33.1%	0.4%	32.7%
Drug Delivery	36.0	57.5	(37.4)%	—%	(37.4)%
Total	$1,697.1	$1,305.3	30.0%	0.4%	29.6%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for 2023 increased $391.8 million, or 30.0%, to $1,697.1 million, compared with $1,305.3 million in 2022. Constant currency revenue growth of 29.6% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix, partially offset by decreased drug delivery revenue.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $366.2 million, or 41.4%, in 2023 to $1,251.0 million, compared with $884.8 million in 2022. This increase primarily resulted from higher volumes driven by growing our customer base and, to a lesser extent, growth through the pharmacy channel, where Pods have a higher average selling price due in part to the fact that we offer the PDM/Controller for no charge, and an increase in estimated inventory days-on-hand at distributors.
Revenue from the sale of Omnipod products in the U.S. includes $473.7 million of related party revenue in 2023, compared with $249.9 million in 2022. The $223.8 million increase primarily resulted from growth through the pharmacy channel. Additional information regarding our related party transactions is provided in Note 5 to our consolidated financial statements.
In 2024, we expect strong U.S. revenue growth driven by continued volume growth of Omnipod 5, continued sales of Omnipod DASH, and the benefits of our recurring revenue model and pharmacy channel access. We expect these increases to be partially offset by lower conversions from Classic Omnipod and Omnipod DASH to Omnipod 5 in the first half of the year compared to 2023 since the vast majority of conversions to Omnipod 5 occurred in 2023.
International
Revenue from the sale of Omnipod products in our international markets increased $47.1 million, or 13.0%, in 2023 to $410.1 million, compared with $363.0 million in 2022. Excluding the 1.6% favorable impact of currency exchange, the remaining 11.4% increase in revenue was primarily due to higher volumes as we continue to expand awareness and access to Omnipod DASH and, to a lesser extent, the timing of revenue recognition related to deferrals associated with our Omnipod DASH MDC and a technology upgrade program, and product mix from the launch of Omnipod 5 in the United Kingdom. These increases were partially offset by a decrease in estimated days-on-hand at distributors and higher attrition in the countries where we have not yet launched Omnipod 5 as we continue to be impacted by competition from AID systems.
In 2024, we expect higher International revenue due to continued volume growth driven by new customers and conversions to Omnipod 5 in the U.K. and Germany and to a lesser extent, the ongoing adoption of Omnipod DASH. We expect these increases to be partially offset by competition from AID systems.

Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue for 2023 decreased $21.5 million, or 37.4%, to $36.0 million, compared with $57.5 million in 2022. This decrease primarily resulted from a lower forecast from our partner, partially offset by a higher selling price. In 2024, we expect Drug Delivery revenue to decline $18 million to $22 million due to a lower forecast from our partner.
Operating Expenses

	Years Ended December 31,
	2023		2022
(in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$537.2	31.7%	$499.7	38.3%
Research and development expenses	$205.0	12.1%	$180.2	13.8%
Selling, general and administrative expenses	$734.9	43.3%	$587.8	45.0%
Cost of Revenue
Cost of revenue for 2023 increased $37.5 million, or 7.5%, to $537.2 million, compared with $499.7 million in 2022. Gross margin was 68.3% in 2023, compared with 61.7% in 2022. The 6.6 point increase in gross margin was primarily driven by the $57.9 million net charge associated with the voluntary MDC notices issued in 2022, which did not repeat in the current period, and an $11.5 million revision to the voluntary MDC liability in 2023, due to lower than expected distribution costs. The increase was also driven by higher average selling prices primarily due to growth in the pharmacy channel and improved manufacturing efficiencies. These increases were partially offset by higher production costs associated with Omnipod 5 and U.S. manufacturing as it continues to become a larger portion of total production, and to a lesser extent, continued inflation.
We expect gross margin for 2024 to be in the range of 68% to 69%. We anticipate gross margin to be relatively level due to higher average selling prices primarily due to growth in the pharmacy channel and improved manufacturing efficiencies, partially offset by $11.5 million of income associated with a reduction to our MDC liability in 2023, which will not recur, and higher costs associated with our new product launches.
Research and Development
Research and development expenses for 2023 increased $24.8 million, or 13.8%, to $205.0 million, compared with $180.2 million in 2022. This increase was primarily due to year-over-year headcount additions to support our continued investment in the development of Omnipod products and third-party costs to support clinical trials. Research and development expenses as a percent of revenue declined to 12.1% in 2023, compared with 13.8% in 2022 primarily due to an increase in sustaining costs following the launch of Omnipod 5 in the United States, which are included in selling, general and administrative expenses. We expect research and development spending in 2024 to increase compared with 2023 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative
Selling, general and administrative expenses for 2023 increased $147.1 million, or 25.0%, to $734.9 million, compared with $587.8 million in 2022. This increase was primarily attributable to year-over-year headcount additions, mainly to support international growth and costs associated with our new leadership structure that is designed to accelerate innovation and commercialization. In addition, we had higher direct-to-consumer advertising spend and third-party customer service costs to support Omnipod 5 adoption, and an increase in software license fees driven by investments in new systems due to our growing business and increased headcount. To a lesser extent, the increase was due to higher amortization of cloud computing implementation costs and higher third-party training costs. These increases were partially offset by $27.3 million of legal costs incurred in the prior year related to the settlement of a patent infringement lawsuit, associated legal fees, and an estimated liability to settle a contract dispute.
We expect selling, general and administrative expenses to increase in 2024 compared with 2023 due to investments in our operating structure, primarily headcount additions, to facilitate continued growth, including customer support. Additionally, we plan to make additional investments to support our Omnipod platform, including market acceptance and access, and the phased launch of Omnipod 5 in our international markets.

Non-Operating Items
Interest Expense and Income
Interest expense of $36.2 million in 2023 was level with interest expense of $36.0 million in 2022. Interest income for 2023 increased $19.3 million to $28.6 million, compared with $9.3 million in 2022. This increase was primarily driven by higher interest rates.
Other Income (Expense), Net
Other income of $2.2 million for 2023 consists primarily of $2.6 million of gains related to fair value adjustments associated with our strategic debt and equity investments. Other expense of $1.1 million for 2022 consists primarily of net unrealized and realized foreign currency losses.
Income Tax Expense
Income tax expense was $8.3 million on pre-tax income of $214.6 million for 2023 and $5.2 million on pre-tax income of $9.8 million for 2022. Our effective tax rate was 3.9% and 53.4% for 2023 and 2022, respectively. The decrease in our effective tax rate was primarily driven by an increase in pre-tax income in the U.S. where we have net operating loss carryforwards to reduce taxable profits and a full valuation allowance against deferred tax assets. Accordingly, we have not reported any tax benefit relating to the remaining net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods.
We maintain a $202.9 million valuation allowance on net deferred tax assets at December 31, 2023. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the timing and amount of the valuation allowance release, if any, are unknown as this is subject to change on the basis of the level of profitability that we are able to actually achieve in future periods and other evidence that will be considered at the time of the assessment. Refer to Note 23 to our consolidated financial statements for additional information on our income tax expense.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) and G20 international forum released the Model Global Anti-Base Erosion (GloBE) rules (“Model Rules”) under Pillar Two. These Model Rules set forth the common approach for a Global Minimum Tax at 15% for multinational enterprises with revenue greater than €750 million and is expected to be applicable to Insulet. In December 2022, Pillar Two was adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning in calendar year 2024. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where Insulet has business operations, with widespread implementation of the Global Minimum Tax in calendar years 2024 and 2025. We are continuing to evaluate the Model Rules for Pillar Two and related legislation, and their potential impact on future periods.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Years Ended December 31,
(in millions)	2023	2022
Net income	$206.3	$4.6
Interest expense, net	7.6	26.7
Income tax expense	8.3	5.2
Depreciation and amortization	72.8	63.2
Stock-based compensation expense	48.3	38.6
Voluntary medical device corrections(1)	(11.5)	57.9
Unrealized gains on investments(2)	(2.6)	—
Legal costs(3)	—	25.2
CEO transition costs(4)	—	3.4
Adjusted EBITDA	$329.2	$224.8
(1) Represents net (income) expense resulting from estimated costs associated with the voluntary MDC notices issued in the fourth quarter of 2022 and adjustments to those costs, which is included in cost of revenue. Refer to Note 14 to our consolidated financial statements for additional information.
(2) Represents non-operating gains related to fair value adjustments of strategic debt and equity investments.
(3) Includes a $20.0 million charge to settle patent infringement litigation with Roche, associated legal fees, and a $3.6 million charge to settle a contract dispute. Refer to Note 19 to our consolidated financial statements for additional information.
(4) Represents costs associated with the retirement and advisory services of our former chief executive officer, including $2.3 million of accelerated stock-based compensation expense.
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
Adjusted EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, stock-based compensation expense and other significant transactions or events, such as legal settlements, medical device corrections, gains (losses) on investments, and loss on extinguishment of debt, which affect the period-to-period comparability of our operating performances, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our operating performance, and we believe that it is helpful to investors, and other interested parties as a measure of our comparative operating performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results.
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

Liquidity and Capital Resources
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each year:

	As of December 31,
(in millions)	2023	2022
Cash and cash equivalents	$704.2	$674.7
Current portion of long-term debt	$49.4	$27.5
Long-term debt, net	$1,366.4	$1,374.3
Total debt, net	$1,415.8	$1,401.8
Total stockholders’ equity	$732.7	$476.4
Debt-to-total capital ratio	66%	75%
Net debt-to-total capital ratio	33%	39%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of December 31, 2023, the following notes were outstanding:

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
Credit Agreement
We have a $300 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2028. At December 31, 2023, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding under the facility. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a seven year term loan, which matures in 2028, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Additional information regarding our debt is provided in Notes 16 and 26 to the consolidated financial statements.
We believe that our current liquidity will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next twelve months.
Summary of Cash Flows

	Years Ended December 31,
(in millions)	2023	2022
Cash provided by (used in):
Operating activities	$145.7	$119.0
Investing activities	(119.4)	(191.1)
Financing activities	(13.6)	(40.3)
Effect of exchange rate changes on cash	1.8	(4.3)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$14.5	$(116.7)

Operating Activities
Net cash provided by operating activities of $145.7 million in 2023 was primarily attributable to net income, as adjusted for depreciation and amortization and stock-based compensation expense, which was more than offset by a $190.6 million working capital cash outflow. The working capital outflow was driven by a $154.2 million increase in accounts receivable, a $53.6 million increase in inventories and a $42.1 million increase in prepaid expenses and other assets, partially offset by a $70.3 million increase in accrued expenses and other liabilities. The increase in accounts receivable was primarily due to an increase in sales in the U.S. pharmacy channel, which has longer payment terms. The increase in inventories was primarily driven by a planned inventory build to mitigate supply chain risk and satisfy demand. The increase in prepaid expenses and other assets was driven by an increase in prepaid cloud computing implementation and upgrade costs, subscription renewal costs, and other receivables. Finally, the increase in accrued expenses and other liabilities was primarily driven by an increase in accrued rebates mainly due to revenue growth in the pharmacy channel and an increase in compensation costs due to higher incentive compensation achievement and headcount additions, partially offset by warranty fulfillment associated with the voluntary MDCs issued in 2022.
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
Investing Activities
We had $119.4 million of net cash used in investing activities in 2023, compared with $191.1 million in 2022.
Capital Spending—Capital expenditures were $75.6 million and $122.9 million in 2023 and 2022, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2024 to increase compared with 2023 given the timing of spending on machinery, equipment and tooling for our new Malaysia manufacturing facility and to support continuous improvement efforts in our other manufacturing locations. To a lesser extent, we expect capital expenditures to increase due to investments in our information technology infrastructure. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $8.5 million and $12.9 million in 2023 and 2022, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions—In 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. In 2022, we paid $26.0 million to acquire substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies that are used in the production of Pods from Dynalloy, Inc. and $21.5 million to acquire developed technology and patents from Automated Glucose Control LLC. The remaining $3.0 million purchase price for the Dynalloy acquisition was paid during 2023.
Investments—In 2023 and 2022, we made strategic investments in private companies in the amount of $7.2 million and $7.8 million, respectively.
Financing Activities
We had $13.6 million of net cash used in financing activities in 2023, compared with $40.3 million in 2022.
Debt Repayments—During 2023, we made principal payments totaling $27.0 million on our equipment financings, term loan, and mortgage, compared with $24.5 million of aggregate payments in 2022.
Prepayments of Finance Lease Obligation—During 2022, we made $15.3 million in upfront payments upon entering into an agreement to acquire real estate in Malaysia. Refer to Note 15 to the consolidated financial statements for additional information regarding this lease.
Proceeds from Option Exercises and Shares Issued Under Employee Stock Purchase Plan (“ESPP”)—Total proceeds from option exercises and issuance of shares under the ESPP were $26.9 million and $16.3 million in 2023 and 2022, respectively. The $10.6 million increase was primarily driven by option exercises by former executives.

Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $13.2 million and $16.8 million in 2023 and 2022, respectively. The $3.6 million decrease was primarily driven by lower achievement of the performance stock units that vested during 2023 (84% achievement in 2023 compared with 101% achievement in 2022).
Commitments and Contingencies
Contractual Obligations—A summary of our contractual obligations and commitments for debt, operating lease obligations and other obligations at December 31, 2023 is presented in the following table:

(in millions)	Short Term	Long Term	Total
Debt obligations	$48.8	$1,395.0	$1,443.8
Interest payments(1)(2)	58.7	152.7	211.4
Purchase obligations(3)	259.3	58.5	317.8
Lease obligations(1)	28.9	47.1	76.0
Total contractual obligations	$395.7	$1,653.3	$2,049.0
(1)Interest on debt and lease obligations are projected for future periods using the interest rates in effect as of December 31, 2023. Certain of these projected interest payments may differ in the future based on changes in market interest rates. Additional information regarding our leases is provided in Note 15 to the consolidated financial statements.
(2)Excludes the impact of the interest rate swaps discussed in Note 18 to our consolidated financial statements.
(3)Purchase obligations include commitments for the purchase of components for our products, commitments related to establishing additional manufacturing capabilities, and other commitments for purchases of goods or services in the normal course of business. These commitments are derived from purchase orders, supplier contracts and open orders based on projected demand information.
Off-Balance Sheet Arrangements
In 2022, the Company entered into a $20 million uncommitted letter of credit facility, and concurrently with the execution of an agreement to acquire real estate in Malaysia, a letter of credit of $16.5 million was issued under the facility to backstop a bank guarantee for the same amount. The bank guarantee serves as security for the building until the Company purchases the property. In 2023, additional letters of credit totaling $3.5 million were issued under this facility. In aggregate, we had letters of credit totaling $20.9 million and $18.6 million as of December 31, 2023 and 2022, respectively. Additional information regarding our letters of credit is provided in Note 19 to the consolidated financial statements.
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
Revenue Recognition
We recognize revenue when a customer obtains control of the promised products in an amount that reflects the net consideration to which we expect to be entitled. We sell products both through distributors, who resell the products to consumers, and directly to consumers. Transaction price is typically based on contracted rates less any estimates of claim denials and historical reimbursement experience, guidelines and payor mix, and less estimated variable consideration adjustments, including rebates. Recognizing revenue requires us to exercise judgment and use estimates that can have a significant impact on the amount and timing of revenue we report. We exercise significant judgment when we determine variable consideration adjustments. The amount of variable consideration that is included in the transaction price is included in revenue only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. We estimate reductions to our revenues for rebates paid to distributors in the United States and Canada and pharmacy benefit managers (“PBM”) in the United States. Rebates are based on contractual arrangements, which may vary. Our estimates are based on products sold, historical experience, trends, specific known market events and, as available, channel inventory data. Rebates charged against gross sales amounted to $465.5 million, $247.1 million and $143.3 million in 2023, 2022 and 2021, respectively. Provisions for rebates, sales discounts, and returns are accounted for as a reduction of sales when revenue is recognized and are included within accounts receivable trade or accrued expenses and other current liabilities on our consolidated balance sheets, based upon the recipient of the rebate. If the actual amounts of consideration that we receive differ from our estimates, we adjust our estimates, which affects reported revenue in the period that such variances become known.

Our Drug Delivery product line includes sales of a modified version of the Pod to pharmaceutical and biotechnology companies who use our technology as a delivery method for their drugs. Revenue from the Drug Delivery product was $36.0 million for 2023. Revenue for this product line is recognized as the product is produced. Accounting for Drug Delivery revenue requires us to select a method to measure progress towards the satisfaction of the performance obligation. This election of the most meaningful measure of progress by which to recognize Drug Delivery revenue requires the application of judgment. We elected the input method and selected a blend of cost and time to produce as the measure of progress. Accordingly, revenue is recognized over time using a blend of costs incurred to date relative to total estimated costs at completion and time incurred to date relative to total production time to measure progress toward the satisfaction of our performance obligations. We believe that both incurred cost and elapsed time reflect the value generated, which best depicts the transfer of control to the customer. Contract costs include third-party costs as well as an allocation of manufacturing overhead. Changes from quarter to quarter in quantity and stage of production of in-process inventory could have a significant quarterly impact on revenue.
Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amount and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are recognized for deductible temporary differences, and operating loss and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.
Significant judgement is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including cumulative income in recent fiscal years, our forecast of future taxable income exclusive of certain reversing temporary differences and significant risks and uncertainties related to our business. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of certain temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income in applicable tax jurisdictions, which are based on our commercial experience to date and are consistent with the plans and estimates that we are using to manage our underlying business.
As of December 31, 2023, we recorded a full valuation allowance of $202.9 million on our net deferred tax assets because realizability is not more likely than not. If we determine that the deferred tax assets are realizable in a future period, it would result in material changes to income tax expense in that period.
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
Inventory Reserves
We reduce the carrying value of inventories for items that are potentially excess, obsolete, or slow-moving based on changes in customer demand, technology developments, or other economic factors in order to state inventories at net realizable value. Factors influencing these adjustments include inventories on hand compared to estimated future usage and sales. During 2023, we charged $3.7 million to the consolidated statement of operations for excess and obsolete inventory. The determination of this charge involved assumptions regarding the number of PDMs expected to be utilized to satisfy warranty claims during the phase-out period and the length of time we will continue to offer Classic Omnipod outside the United States.
Accounting Standards Issued and Not Yet Adopted as of December 31, 2023
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis, including enhanced disclosures about significant segment expenses. We are required to comply with these new disclosure requirements beginning with our annual filing for 2024. The guidance is applied retrospectively. We do not plan to early adopt ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 includes improvements to income tax disclosures primarily related to information about rate reconciliation and income taxes paid. The new guidance requires disclosure of specific categories and greater disaggregation of information in the rate reconciliation and adds a requirement to disaggregate income taxes paid by jurisdiction. The new guidance also requires disclosure of pretax income disaggregated between domestic and foreign, income tax expense (or benefit) disaggregated by federal, state, and foreign, and removes certain existing disclosure requirements. We are required to comply with these new disclosure requirements beginning with our annual filing for 2025. The guidance may be applied on a prospective basis or retrospective basis. We do not plan to early adopt the requirements of ASU 2023-09.
Forward-Looking Statements
This Form 10-K contains forward-looking statements relating to future events or future financial performance that are based on management’s current expectations, estimates, and projections. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words or expressions are intended to identify these forward-looking statements. Forward-looking statements are only predictions and involve risks, uncertainties, and assumptions. Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, and forecasts, and from past results. You should not place undue reliance on any forward-looking statements. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan, both of which are variable-rate debt. At December 31, 2023, no amounts were outstanding under our Revolving Credit Facility. In May 2021, we entered into two interest rate swap agreements to effectively convert $480.0 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates as of December 31, 2023 would decrease or increase our annual earnings, respectively, by approximately $0.1 million.
Market Price Sensitive Instruments
As of December 31, 2023, we had outstanding debt related to our convertible senior notes recorded on our consolidated balance sheet of $791.8 million, net of unamortized discount and issuance costs totaling $8.2 million. Changes in the fair value of our outstanding debt, which could be impacted by changes in interest rates, are not recorded in these consolidated financial statements as the debt is accounted for at cost less unamortized discount and issuance costs. The fair value of the convertible senior notes, which was $765.6 million as of December 31, 2023, is also impacted by changes in our stock price.
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
Foreign Currency Exchange Risk
Foreign currency risk arises from our investments in subsidiaries owned and operated in non-U.S. countries. Such risk is also a result of transactions with customers in countries outside the United States. Approximately 24% of our revenue was denominated in foreign currencies for the year ended December 31, 2023. As our business in regions outside of the United States continues to increase, we will be increasingly exposed to foreign currency exchange risk related to our foreign operations. The cost of revenue related to revenue generated outside of the United States is primarily denominated in U.S. dollars; however, operating costs related to these revenues are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro, British pound and Malaysia ringgit, could adversely affect our financial results, including our revenues, revenue growth rates, gross margins, income and losses as well as assets and liabilities.
We have intercompany receivables and payables from our foreign subsidiaries that are denominated in foreign currencies, principally the Euro, the British pound, Mexican peso, Malaysian ringgit and the Canadian dollar. Fluctuations from the beginning to the end of a reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses. Net realized and unrealized gains (losses) from foreign currency transactions are included in other income (expense), net in the consolidated statement of operations and amounted to a loss of $0.4 million for the year ended December 31, 2023.
Item 8. Financial Statements and Supplementary Data
Our financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Insulet Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 22, 2024 expressed an adverse opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinions.
Critical audit matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Variable consideration – Rebates to pharmacy benefit managers
As described further in Note 2 to the financial statements, the Company provides for certain rebates for sales of its product through intermediaries. The Company estimates variable consideration related to rebates to pharmacy benefit managers in the United States when determining the transaction price at the time of sale. We identified the rebate estimate for pharmacy benefit managers as a critical audit matter.
The principal consideration for our determination that the rebate estimate related to pharmacy benefit managers is a critical audit matter was the high degree of auditor judgment in applying procedures to evaluate the significant estimation made by management. Management's estimate is based on historical experience adjusted for revenue growth, trends, specific known market events, and as available channel inventory data.
Our audit procedures related to the rebate estimate included the following, among others;
•Evaluated the significant assumptions and the completeness and accuracy of the underlying data used in management’s calculation through inspection of source documents and agreement to other audited schedules.
•Performed retrospective analysis comparing actual rebates incurred to the previously estimated amounts.
•We tested the design and operating effectiveness of controls related to management’s estimate.

Income taxes – Realizability of the U.S. deferred tax assets
As described further in Note 23 to the financial statements, management records valuation allowances against deferred tax assets when a judgment is made, that it is more likely than not, that a tax benefit will not be realized. The realization of deferred tax assets is dependent upon the generation of future U.S. taxable income during the periods in which those temporary differences will become deductible. We identified the realizability of the Company’s U.S. deferred tax assets as a critical audit matter.
The principal consideration for our determination that the realizability of U.S. deferred tax assets is a critical audit matter is the significant judgment regarding the weighting of available positive and negative evidence to determine that the existing valuation allowance on U.S. deferred tax assets remains appropriate. Our audit procedures related to the realizability of the U.S. deferred tax assets included the following, among others. With the involvement of tax professionals, including consultation with national office resources, we assessed the appropriateness of management’s evaluation of available positive and negative evidence supporting the valuation allowance position.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2016.

Boston, Massachusetts
February 22, 2024

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$704.2	$674.7
Accounts receivable trade, net	240.2	140.9
Accounts receivable trade, net — related party	119.5	64.7
Inventories	402.6	346.8
Prepaid expenses and other current assets	116.4	86.9
Total current assets	1,582.9	1,314.0
Property, plant and equipment, net	664.9	599.9
Other intangible assets, net	98.7	75.5
Goodwill	51.7	51.7
Other assets	190.0	210.0
Total assets	$2,588.2	$2,251.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19.2	$30.8
Accrued expenses and other current liabilities	373.7	301.0
Accrued expenses and other current liabilities — related party	8.9	5.4
Current portion of long-term debt	49.4	27.5
Total current liabilities	451.2	364.7
Long-term debt, net	1,366.4	1,374.3
Other liabilities	37.9	35.7
Total liabilities	1,855.5	1,774.7
Commitments and contingencies (Note 19)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 69,907,289 and 69,511,286 issued and outstanding	0.1	0.1
Additional paid-in capital	1,102.6	1,040.6
Accumulated deficit	(378.0)	(584.3)
Accumulated other comprehensive income	8.0	20.0
Total stockholders’ equity	732.7	476.4
Total liabilities and stockholders’ equity	$2,588.2	$2,251.1
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in millions, except share and per share data)	2023	2022	2021
Revenue	$1,223.4	$1,055.4	$1,040.6
Revenue from related party	473.7	249.9	58.2
Total revenue	1,697.1	1,305.3	1,098.8
Cost of revenue	537.2	499.7	346.7
Gross profit	1,159.9	805.6	752.1
Research and development expenses	205.0	180.2	160.1
Selling, general and administrative expenses	734.9	587.8	466.0
Operating income	220.0	37.6	126.0
Interest expense	(36.2)	(36.0)	(61.7)
Interest income	28.6	9.3	0.5
Loss on extinguishment of debt	—	—	(42.4)
Other income (expense), net	2.2	(1.1)	(1.9)
Income before income taxes	214.6	9.8	20.5
Income tax expense	(8.3)	(5.2)	(3.7)
Net income	$206.3	$4.6	$16.8

Net income per share:
Basic	$2.96	$0.07	$0.25
Diluted	$2.94	$0.07	$0.24

Weighted-average number of common shares outstanding (in thousands):
Basic	69,751	69,375	67,698
Diluted	73,633	69,910	68,579
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2023	2022	2021
Net income	$206.3	$4.6	$16.8
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	2.5	(10.3)	(11.9)
Unrealized (loss) gain on cash flow hedges	(14.2)	32.5	4.5
Unrealized loss on securities	(0.3)	—	(0.3)
Total other comprehensive (loss) income, net of tax	(12.0)	22.2	(7.7)
Comprehensive income	$194.3	$26.8	$9.1
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance, December 31, 2020	66,017	$0.1	$1,264.3	$(666.3)	$5.5	$603.6
Exercise of options to purchase common stock	364	—	15.4	—	—	15.4
Issuance of shares for employee stock purchase plan	36	—	8.1	—	—	8.1
Stock-based compensation expense	—	—	34.4	—	—	34.4
Restricted stock units vested, net of shares withheld for taxes	176	—	(28.2)	—	—	(28.2)
Extinguishment of conversion feature on 1.375% Notes, net of issuance costs	—	—	(808.5)	—	—	(808.5)
Issuance of shares for debt extinguishment	2,586	—	722.4	—	—	722.4
Net income	—	—	—	16.8	—	16.8
Other comprehensive loss	—	—	—	—	(7.7)	(7.7)
Balance, December 31, 2021	69,179	0.1	1,207.9	(649.5)	(2.2)	556.3
Adoption of ASU 2020-06 (Note 2)	—	—	(207.7)	60.6	—	(147.1)
Exercise of options to purchase common stock	147	—	6.9	—	—	6.9
Issuance of shares for employee stock purchase plan	53	—	9.4	—	—	9.4
Stock-based compensation expense	—	—	40.9	—	—	40.9
Restricted stock units vested, net of shares withheld for taxes	132	—	(16.8)	—	—	(16.8)
Net income	—	—	—	4.6	—	4.6
Other comprehensive income	—	—	—	—	22.2	22.2
Balance, December 31, 2022	69,511	0.1	1,040.6	(584.3)	20.0	476.4
Exercise of options to purchase common stock	249	—	16.3	—	—	16.3
Issuance of shares for employee stock purchase plan	55	—	10.6	—	—	10.6
Stock-based compensation expense	—	—	48.3	—	—	48.3
Restricted stock units vested, net of shares withheld for taxes	92	—	(13.2)	—	—	(13.2)
Net income	—	—	—	206.3	—	206.3
Other comprehensive loss	—	—	—	—	(12.0)	(12.0)
Balance, December 31, 2023	69,907	$0.1	$1,102.6	$(378.0)	$8.0	$732.7
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities
Net income	$206.3	$4.6	$16.8
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	72.8	63.2	57.4
Stock-based compensation expense	48.3	40.9	34.4
Non-cash interest expense	6.7	5.8	40.2
Loss on extinguishment of convertible debt	—	—	42.4
Provision for credit losses	2.3	4.2	3.1
Other	(0.1)	2.8	1.2
Changes in operating assets and liabilities:
Accounts receivable	(99.4)	(12.9)	(45.5)
Accounts receivable — related party	(54.8)	(38.9)	(25.8)
Inventories	(53.6)	(49.1)	(154.4)
Prepaid expenses and other assets	(42.1)	(36.8)	(46.7)
Accounts payable	(11.0)	(2.4)	(15.6)
Accrued expenses and other liabilities	73.8	133.9	22.7
Accrued expenses and other liabilities — related party	(3.5)	3.7	1.7
Net cash provided by (used in) operating activities	145.7	119.0	(68.1)
Cash flows from investing activities
Capital expenditures	(75.6)	(122.9)	(111.9)
Investments in developed software	(8.5)	(12.9)	(10.8)
Acquisition of other intangible assets	(25.1)	(21.5)	—
Acquisition of a business	(3.0)	(26.0)	—
Cash paid for investments	(7.2)	(7.8)	—
Receipts from the maturity or sale of marketable securities	—	—	40.0
Net cash used in investing activities	(119.4)	(191.1)	(82.7)
Cash flows from financing activities
Repayment of convertible debt	—	—	(460.9)
Proceeds from issuance of term loan, net of issuance costs	—	—	489.5
Repayment of term loan	(5.0)	(5.0)	(2.5)
Proceeds from equipment financings, net	—	—	43.1
Repayment of equipment financings	(19.8)	(17.4)	(17.8)
Repayment of mortgage	(2.2)	(2.1)	(2.0)
Payment of debt issuance costs	(0.3)	—	(4.0)
Prepayments of financing lease obligation	—	(15.3)	—
Proceeds from exercise of stock options	16.3	6.9	15.4
Proceeds from issuance of common stock under employee stock purchase plan	10.6	9.4	8.1
Payment of withholding taxes in connection with vesting of restricted stock units	(13.2)	(16.8)	(28.2)
Net cash (used in) provided by financing activities	(13.6)	(40.3)	40.7
Effect of exchange rate changes on cash	1.8	(4.3)	(5.5)
Net increase (decrease) in cash, cash equivalents, and restricted cash	14.5	(116.7)	(115.6)
Cash, cash equivalents, and restricted cash, beginning of year	689.7	806.4	922.0
Cash, cash equivalents, and restricted cash, end of year (Note 6)	$704.2	$689.7	$806.4
Supplemental cash flow information (Note 25)
The accompanying notes are an integral part of these consolidated financial statements.

INSULET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Nature of the Business
Insulet Corporation (the “Company”) is primarily engaged in the development, manufacture, and sale of its proprietary continuous insulin delivery system for people with insulin-dependent diabetes. Currently, the Omnipod platform’s revenue generating products include: the Omnipod Insulin Management System (“Classic Omnipod”), its next generation Omnipod DASH® Insulin Management System (“Omnipod DASH”), and its newest generation Omnipod® 5 Automated Insulin Delivery System (“Omnipod 5”). Each product features a small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”) that the user fills with insulin and wears directly on the body for up to three days at a time, which delivers personalized doses of insulin, Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system, that integrates with a continuous glucose monitor (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. The CGM is sold separately by a third party.
The Company generates most of its revenue from sales of its Omnipod products, which are sold in the U.S., Europe, Canada, the Middle East, and Australia either directly to end-users or indirectly through intermediaries. Intermediaries include independent distributors who resell Omnipod products to end-users and wholesalers who sell the Company’s product to end-users through the pharmacy channel in the United States. Substantially all of the Company’s Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
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
Foreign Currency Translation
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates as of the balance sheet date, while income and expenses of foreign subsidiaries are translated using the average exchange rates in effect for the related month. The net effect of these translation adjustments is reported in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheet. Net realized and unrealized gains (losses) from foreign currency transactions are included in other income (expense), net in the consolidated statement of operations and were $(0.4) million, $(1.3) million and $(2.0) million for the years ended December 31, 2023, 2022 and 2021, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents may include money market mutual funds, commercial paper, and U.S. government and agency bonds, that are carried at cost. Restricted cash required to be set aside in connection with equipment financings or that serves as collateral for outstanding letters of credit and bank guarantees is included in other assets and cash and cash equivalents on the consolidated balance sheet.
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements. Under this arrangement, cash deposited by participating subsidiaries may be in positive or negative cash positions to the extent the overall balance in the cash pool is at least zero. The net cash balance of the notional cash pooling arrangement is included within cash and cash equivalents in the consolidated balance sheets and was insignificant at both December 31, 2023 and 2022.

Investments
The Company has investments in equity securities of privately held companies, in which the Company’s interest is less than 20%, the Company does not exercise significant influence over the investee, and the investment does not have a readily determinable fair value. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investment is measured at its fair value as of the date that the observable transaction occurred with the adjustments reflected in other income (expense), net in the Company’s consolidated statements of operations.
The Company also has investments in debt securities of privately held companies, which are either classified as available-for-sale securities or for which the Company has elected the fair value option. The available-for-sale securities are recorded at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheet. The other investment is a debt security that contains embedded derivatives. Unrealized gains and losses for this investment are recorded as a component of other income (loss), net in the consolidated statement of operations. All investments in debt securities are recorded within other assets on the consolidated balance sheet.
The Company may also invest in marketable securities, including term deposits, commercial paper, U.S. government and agency bonds, and corporate bonds, which are classified as available-for-sale and carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheet. Investments with a stated maturity date of more than one year from the balance sheet date and that are not expected to be used in current operations are classified as long-term investments within other assets on the consolidated balance sheet. The Company reviews investments for other-than-temporary impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is other than temporarily impaired, the loss is included in other income (expense), net in the consolidated statement of operations.
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
Distributor Receivables—The Company measures expected credit losses on distributor receivables using an individual reserve methodology. The risk of loss in this portfolio is low based on the Company’s historical experience. The estimate of expected credit losses considers payment history and the financial condition of the distributors.
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
Judgement is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized.
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
Cloud Computing Arrangements
Cloud computing arrangements includes services used to support certain internal corporate functions as well as technology platforms that support commercial initiatives. The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts within other current and non-current assets and amortizes such costs over the expected term of the hosting arrangement using the straight-line method to the same income statement line as the associated cloud operating expenses. The Company assesses the recoverability of capitalized implementation costs in accordance with the policy disclosed under Property, Plant and Equipment.
Leases
The Company determines if an arrangement includes a lease at inception. Lease agreements generally have lease and non-lease components, which are accounted for separately. At lease commencement, the Company recognizes lease liabilities equal to the present value of the future lease payments and lease assets representing the right to use the underlying asset throughout the lease term. Certain leases may contain variable lease payments, including periodic payments that can be avoided by the Company. Variable payments that do not depend on an index or rate are excluded from the right-of-use asset and lease liability and are recognized as expenses in the period in which the obligation for those payments is incurred. Certain of the Company’s leases contain options to extend and/or terminate the lease, and/or to purchase the underlying asset. The lease term used to calculate the right-of-use asset and related lease liability includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise the option. The Company’s leases do not provide an implicit rate; accordingly, the Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments. The Company’s incremental borrowing rate reflects a secured rate that considers the term of the lease, the nature of the underlying asset and the economic environment. The Company excludes leases with an expected term of one year or less from recognition on the consolidated balance sheet. Right-of-use assets are calculated as the initial measurement of the lease liability plus lease payments made prior to lease commencement and initial direct costs incurred, less lease incentives received.
Lease expense is recognized on a straight-line basis over the lease term. For finance leases, the right-of-use asset is amortized to amortization expense and interest expense is recorded in connection with the lease liability.
Contingencies
The Company records a liability on the consolidated balance sheet for loss contingencies when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. Legal costs associated with loss contingencies are expensed as incurred.
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
•Identify Performance Obligations. The performance obligations in contracts for the delivery of Omnipod products to new end-users, either directly to end-users or through intermediaries, primarily consist of the PDM/Controller, the initial and subsequent quantity of Pods ordered, and product training. In the Company’s judgment, these performance obligations are capable of being distinct in the context of the contract in that the customer can benefit from each item in conjunction with other readily available resources and the transfer of the PDM/Controller and the Pods is separately identifiable in the contract with the customer.
•Determine Transaction Price. The price charged for the PDM/Controller and Pods is dependent on the Company’s pricing as established with third-party payors and intermediaries. The Company provides a right of return for sales of its Omnipod products to new end-users and certain of our distributors and wholesalers. The Company also provides for certain rebates and discounts for sales of its product through intermediaries. These rights of return, discounts, and rebates represent variable consideration and reduce the transaction price at the outset of the contract based on the Company’s estimates, which are primarily based on the expected value method using historical and other data (such as product return trends or forecasted sale volumes) related to actual product returns, discounts, and rebates paid in each market in which Omnipod products are sold. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur; otherwise, the Company reduces the variable consideration. The variable consideration in the Company’s contracts is not typically constrained and the Company’s contracts do not contain significant financing components.
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
•Recognize Revenue as Performance Obligations are Satisfied. The Company transfers Omnipod products at a point in time, which is determined based on when the customer gains control of the product. Generally, intermediaries in the United States, obtain control upon shipment based on the contractual terms, including right to payment and transfer of title and risk of ownership. For sales directly to end-users and international intermediaries, control is generally transferred at the time of delivery based on customary business practices related to risk of ownership, including transfer of title. Revenue from product training is recognized in the period it is provided. The Company records deferred revenue related to product training as there is generally a lag between when the customer is billed and when the end-user receives product training.
The Company’s Drug Delivery product line includes sales of a modified version of the Pod to pharmaceutical and biotechnology companies who use the Company’s technology as a delivery method for their drugs. For the majority of this product line, revenue is recognized, with an associated unbilled receivable, as the product is produced pursuant to the customer’s firm purchase commitments. The Company has an enforceable right to payment for performance completed to date and the inventory has no alternative use to the Company. Judgment is required in the assessment of progress toward completion of in-process inventory. The Company recognizes revenue over time using a blend of costs incurred to date relative to total estimated costs at completion and time incurred to date relative to total production time to measure progress toward the satisfaction of its performance obligations. The Company believes that both incurred cost and elapsed time reflect the value generated, which best depicts the transfer of control to the customer. Contract costs include third-party costs as well as an allocation of manufacturing overhead.

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
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in selling, general and administrative expenses and were $12.4 million, $12.8 million, and $10.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising expenses were $63.1 million, $41.2 million, and $44.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect in the years in which the differences are expected to reverse. The Company reviews its deferred tax assets for recoverability by considering all available positive and negative evidence, including historical profitability, projected future taxable income, and the expected timing of the reversals of existing temporary differences and tax planning strategies. A valuation allowance is provided to reduce the deferred tax assets if, based on the available evidence, it is more likely than not that some or all the deferred tax assets will not be realized. The effect of a change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Interest and penalties are classified as a component of income tax expense. The Company has not reclassified income tax effects within accumulated other comprehensive income (loss) to retained earnings due to its full valuation allowance.
Concentration Risk
Credit Risk—Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains most of its cash and investments with a limited number of financial institutions that have a high investment grade credit rating, which exceed Federal Deposit Insurance Corporation limits. See Notes 4 and 7 for customer concentration.
Supply Risk—The Company uses different types of semiconductor chips, which are sourced from external suppliers, in the manufacturing of its products. While the Company has multiple suppliers of semiconductor chips, each type is typically sourced from a single supplier. Supply chain disruptions, supplier shortages, logistic delays, or quality problems could result in manufacturing delays, increased costs, or a possible loss of sales, which could adversely affect operating results.
Recently Adopted Accounting Standards
Convertible Debt—Effective January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-06, Debt – Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity using the modified retrospective method for convertible debt instruments outstanding as of the date of adoption. Under ASU 2020-06, a convertible debt instrument is generally reported as a single liability at its amortized cost with no separate accounting for embedded conversion features. Consequently, the effective interest rate of convertible debt instruments is closer to the coupon interest rate under this guidance. The cumulative effect of adopting ASU 2020-06 resulted in a $207.7 million decrease to the opening balance of additional paid-in-capital upon adoption resulting from the derecognition of the embedded conversion feature and debt issuance costs bifurcated to equity, a $60.6 million decrease to the opening balance of accumulated deficit representing the cumulative interest expense recognized related to the amortization of the bifurcated conversion option and debt issuance costs, and a $147.1 million increase in long-term debt resulting from the derecognition of the discount associated with the embedded conversion feature, offset by the remaining debt issuance costs reclassified out of equity. In addition, the Company wrote-off the related deferred tax liabilities with a corresponding adjustment to the valuation allowance, resulting in no net impact to the cumulative adjustment recorded to accumulated deficit. Adoption of this standard had no impact on the Company’s diluted earnings per share as the Company historically calculated earnings per share using the if-converted method.
Reference Rate Reform—ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Reporting and ASU 2021-01, Reference Rate Reform (Topic 848) – Scope allow companies to elect optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform (e.g., discontinuation of the London Interbank Offered Rate (“LIBOR”)) if certain criteria are met. During the fourth quarter of 2022, the Company elected to apply optional expedients for contract modifications to all eligible debt instruments and hedging relationships affected by the transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Accordingly, the Company did not have to assess whether the contract modification should be accounted for as a debt extinguishment. Additionally, the Company was not required to dedesignate hedging relationships when the contractual terms changed. The adoption of these standards had no impact on our consolidated financial statements.
Note 3. Segment and Geographic Data
The Company operates under one reportable segment. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company has concluded that its Chief Executive Officer (“CEO”) is the CODM as the CEO is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. These decisions, allocations, and assessments are performed by the CODM using consolidated financial information, as the Company’s current product offering primarily consists of the Omnipod platform and drug delivery device based on the Omnipod platform.
Geographic information about revenue, based on customer location, is as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
U.S.	$1,287.0	$942.3	$738.9
International	410.1	363.0	359.9
Total revenue	$1,697.1	$1,305.3	$1,098.8
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

	As of December 31,
(in millions)	2023	2022
U.S.	$461.3	$453.2
China	82.0	87.6
Malaysia	113.7	51.6
Other	7.9	7.5
Total long-lived assets, net	$664.9	$599.9

Note 4. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Years Ended December 31,
(in millions)	2023	2022	2021
U.S.	$1,251.0	$884.8	$651.5
International	410.1	363.0	359.9
Total Omnipod Products	1,661.1	1,247.8	1,011.4
Drug Delivery	36.0	57.5	87.4
Total revenue	$1,697.1	$1,305.3	$1,098.8
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Years Ended December 31,
	2023	2022	2021
Distributor A	28%	19%	*
Distributor B	24%	16%	*
Distributor C	19%	17%	12%
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

	As of December 31,
(in millions)	2023	2022
Accrued expenses and other current liabilities	$15.4	$16.1
Other liabilities	1.9	1.6
Total deferred revenue	$17.3	$17.7
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	As of December 31,
(in millions)	2023	2022	2021
Deferred revenue recognized	$16.0	$2.1	$4.4
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

	As of December 31,
(in millions)	2023	2022
Prepaid expenses and other current assets	$16.6	$15.2
Other assets	32.0	31.3
Total capitalized contract acquisition costs, net	$48.6	$46.5
The Company recognized $16.3 million, $14.6 million, and $12.3 million of amortization of capitalized contract acquisition costs for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 5. Related Party Transactions
In February 2021, the Company entered into a distribution agreement, the terms of which are consistent with those prevailing at arm’s length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor. The Company recorded $473.7 million, $249.9 million and $58.2 million of net revenues from the distributor for the years ended December 31, 2023, 2022, and 2021, respectively.
At each period end, related party transactions recorded on the consolidated balance sheets were as follows:

	As of December 31,
(in millions)	2023	2022
Accounts receivable, net	$119.5	$64.7
Distribution fees payable(1)	$6.1	$3.4
Deferred revenue(1)	$2.8	$2.0
(1) Balances are included in accrued expenses and other current liabilities.
Note 6. Cash and Cash Equivalents
The following table provides a summary of cash and cash equivalents as of December 31, 2023 and 2022:

	As of December 31,
(in millions)	2023	2022
Cash	$103.7	$136.1
Money market mutual funds	547.0	487.3
Term deposits	53.5	50.8
Restricted cash	—	0.5
Total cash and cash equivalents	704.2	674.7
Restricted cash included in other assets	—	15.0
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$704.2	$689.7
Restricted cash included in other assets on the consolidated balance sheet as of December 31, 2022 was held as a compensating balance against long-term borrowings.
Note 7. Accounts Receivable
At the end of each period, accounts receivable were comprised of the following:

	As of December 31,
(in millions)	2023	2022
Accounts receivable trade, net	$234.5	$128.6
Unbilled receivable	5.7	12.3
Accounts receivable, net	$240.2	$140.9
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	As of December 31,
	2023	2022
Distributor A	35%	34%
Distributor B	25%	23%
Distributor C	18%	11%
The following table presents the activity in the allowance for credit losses, which is comprised primarily of the Company’s direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

	Year Ended December 31,
(in millions)	2023	2022	2021
Credit losses at beginning of year	$2.5	$2.7	$2.9
Provision for expected credit losses	2.3	4.2	3.1
Write-offs charged against allowance	(2.6)	(4.9)	(3.8)
Recoveries of amounts previously reserved	0.3	0.5	0.5
Credit losses at end of year	$2.5	$2.5	$2.7

Note 8. Inventories
At the end of each period, inventories were comprised of the following:

	As of December 31,
(in millions)	2023	2022
Raw materials	$118.2	$79.1
Work in process	60.6	84.2
Finished goods	223.8	183.5
Total inventories	$402.6	$346.8
Amounts charged to the consolidated statements of operations for excess and obsolete inventory for the years ended December 31, 2023, 2022, and 2021 were $3.7 million, $8.4 million, and $2.8 million, respectively.
Note 9. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	As of December 31,
(in millions)	2023	2022
Short-term portion	$26.4	$18.0
Long-term portion	116.9	87.1
Total capitalized implementation costs	143.3	105.1
Less: accumulated amortization	(36.6)	(17.1)
Capitalized implementation costs, net	$106.7	$88.0
Amortization expense is recognized on a straight-line basis over the expected term of the hosting arrangements, which range from three to ten years. Amortization expense was $20.3 million, $12.7 million, and $2.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 10. Property, Plant and Equipment, Net
Property, plant and equipment at cost and accumulated depreciation were as follows:

	As of December 31,
(in millions)	2023	2022
Land(1)	$9.0	$2.5
Building and building improvements(2)	205.3	163.9
Machinery and equipment	572.2	527.0
Furniture and fixtures	18.1	17.2
Leasehold improvements	16.0	11.7
Construction in process	137.5	112.3
Property, plant and equipment, gross	958.1	834.6
Less: accumulated depreciation(2)	(293.2)	(234.7)
Property, plant and equipment, net	$664.9	$599.9
(1) Includes $6.5 million of land at December 31, 2023 related to the finance lease discussed in Note 15.
(2) Includes $31.7 million of building and building improvements and $0.4 million of accumulated depreciation at December 31, 2023 related to the finance lease discussed in Note 15.
Capitalized interest expense was $1.6 million, $1.3 million, and $5.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depreciation expense related to property and equipment was $62.6 million, $56.0 million, and $50.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. Construction in process primarily consists of manufacturing equipment for our new manufacturing facility being constructed in Malaysia and equipment and tooling for our existing manufacturing lines, most of which is expected to be placed into service during 2024.

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
Note 12. Goodwill and Other Intangible Assets, Net
Goodwill
The change in the carrying amount of goodwill for the period is as follows:

	Year Ended December 31,
(in millions)	2023	2022
Goodwill at beginning of the year	$51.7	$39.8
Acquisition (Note 11)	—	12.0
Foreign currency translation	—	(0.1)
Goodwill at end of the year	$51.7	$51.7
Intangible Assets, Net
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	As of December 31,
	2023			2022
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(30.9)	$12.3	$43.2	$(27.5)	$15.7
Internal-use software	43.1	(13.9)	29.2	34.8	(12.0)	22.8
Developed technology(1)	27.4	(3.0)	24.4	27.4	(1.0)	26.4
Patents(1)	36.2	(3.4)	32.8	11.0	(0.4)	10.6
Total intangible assets	$149.9	$(51.2)	$98.7	$116.4	$(40.9)	$75.5
(1) Includes intangible assets acquired in December 2022. See Note 19 for additional information.
Amortization expense for intangible assets was $10.2 million, $7.2 million, and $6.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
In February 2023, the Company paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based automated insulin delivery technologies. The acquired patent assets have a useful life of 11 years.

Amortization expense associated with the intangible assets included on the Company’s consolidated balance sheet as of December 31, 2023 is expected to be as follows:

Years Ending December 31,	(in millions)
2024	$9.8
2025	$13.4
2026	$13.2
2027	$12.0
2028	$11.0
Note 13. Investments
Equity Securities
As of December 31, 2023 and 2022, the total carrying value of the Company’s investments in equity securities without readily determinable fair values was $9.7 million and $8.7 million, respectively. During 2023, the unrealized gain recorded due to changes in the fair value of equity investments was insignificant. There were no adjustments as of December 31, 2022.
Debt Securities
In 2023, the Company made a strategic investment in debt securities of a privately held entity in the amount of $5.0 million. The debt securities mature in December 2024, unless converted earlier. The amortized cost basis and fair value of the investment are $5.0 million and $4.7 million, respectively, as of December 31, 2023. The unrealized loss recorded due to changes in the fair value of the investment during 2023 was insignificant.
Other
In 2023, the Company made a strategic investment in a privately held entity in the amount of $2.0 million. The investment is a debt security with embedded derivatives and is accounted for by applying the fair value option, as this approach best reflects the underlying economics of the transaction. The fair value of the investment was calculated using a combination of the market approach and income approach methodologies. During 2023, a $1.8 million unrealized gain on the investment was recorded in other income (loss), net in the consolidated statement of operations. The fair value of the investment as of December 31, 2023 was $3.8 million and is reported within other assets on the consolidated balance sheet. The amount of interest earned on the investment in 2023 was insignificant.
Note 14. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of December 31,
(in millions)	2023	2022
Accrued rebates	$144.0	$69.6
Employee compensation and related costs	122.0	95.9
Professional and consulting services	34.1	27.5
Warranty liability - current portion	4.8	57.3
Other	68.8	50.7
Accrued expenses and other current liabilities	$373.7	$301.0
Product Warranty Costs
Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Years Ended December 31,
(in millions)	2023	2022
Product warranty liability at beginning of year	$62.1	$6.8
Warranty expense	18.6	87.0
Change in estimate	(11.5)	(14.0)
Warranty fulfillment	(58.9)	(17.7)
Product warranty liability at end of year	$10.3	$62.1

During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the year ended December 31, 2022, the Company initially recorded an estimated liability of $68.9 million related to these MDCs, which was subsequent revised by $11.0 million, resulting in a net charge of $57.9 million for the year ended December 31, 2022. The $11.0 million change in estimate primarily resulted from significantly fewer customers requesting a replacement Omnipod DASH PDM prior to the Company’s updated PDM being available. During the year ended December 31, 2023, the Company revised the estimated liability for these MDCs by an additional $11.5 million. This change in estimate primarily resulted from lower distribution costs. The Company had a liability of $0.7 million and $54.6 million related to the MDCs included in its product warranty liability at December 31, 2023, and 2022, respectively.
Note 15. Leases
As of December 31, 2023, the Company leased certain automobiles and facilities for offices, laboratories, manufacturing, and warehousing, all of which were classified as operating leases. Certain of the Company’s operating leases include escalating rental payments, some include the option to extend for up to 10 years, and some include options to terminate the leases at certain times within the lease term. The Company also leases land and a manufacturing building in Malaysia, which are classified as finance leases. The Company has the option to purchase the property at any point after the completion of construction and is contractually obligated to purchase the property nine months after completion, which occurred in December 2023. Because the Company is reasonably certain to purchase the property, the lease term of each finance lease equals the economic life of the underlying asset. As of December 31, 2023, the Company had not exercised the purchase option.
As of December 31, 2023, lease assets and lease liabilities were included in the following consolidated balance sheet accounts in the amounts shown:

	Years Ended December 31,
(in millions)	2023	2022
Operating leases
Operating lease asset:
Other assets	$27.9	$26.0
Operating lease liabilities:
Accrued expenses and other current liabilities	$3.5	$3.6
Other liabilities	29.5	27.4
Total operating lease liabilities	$33.0	$31.0
Finance leases
Finance lease assets:
Property, plant and equipment, net	$37.8	$—
Finance lease liabilities:
Current portion of long-term debt and finance leases	$22.9	$—
The Company’s operating and financing lease cost was as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Operating lease cost	$8.8	$8.8	$6.0
Finance lease cost:
Amortization of leased assets	0.4	—	—
Interest on lease liabilities	0.6	—	—
Total finance lease cost	1.0	—	—
Total operating and financing lease cost	$9.8	$8.8	$6.0

Maturities of lease liabilities as of December 31, 2023 are as follows:

(in millions)
Years Ending December 31,	Operating Leases	Finance Lease(1)
2024	$5.7	$23.2
2025	4.7	—
2026	2.8	—
2027	2.8	—
2028	3.0	—
Thereafter	33.8	—
Total future minimum lease payments	52.8	23.2
Less: imputed interest	(19.8)	(0.3)
Present value of future minimum lease payments	$33.0	$22.9
(1) Excludes optional variable lease payments.
As of December 31, 2023, the weighted average remaining lease term and weighted-average discount rate for leases were as follows:

	Operating Leases	Finance Leases
Weighted average remaining lease term	12.4 years	9 months
Weighted-average discount rate used to determine the lease liability	7.1%	6.0%
Note 16. Debt
The components of debt consisted of the following:

	As of December 31,
(in millions)	2023	2022
Equipment financing due May 2024	$2.7	$9.5
Equipment financing due November 2025	15.2	22.5
5.15% Mortgage due November 2025	63.3	65.5
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment financing	12.7	—
Term loan due May 2028	487.5	492.5
Revolving Credit Facility expires June 2028	—	—
Equipment financing due July 2028	29.0	34.4
Finance lease obligation(1)	22.9	—
Unamortized debt discount	(6.4)	(7.6)
Debt issuance costs	(11.1)	(15.0)
Total debt, net	1,415.8	1,401.8
Less: current portion	49.4	27.5
Total long term-debt, net	$1,366.4	$1,374.3
(1) Refer to Note 15 for information regarding finance lease obligation.
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
In July 2021, the Company entered into a $43.1 million equipment financing transaction secured by one of the manufacturing lines located at the Company’s Acton, Massachusetts manufacturing facility. The equipment financing is payable over 84 months and has an effective interest rate of 4.3%.

In May 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company is involved in the construction of the manufacturing equipment; accordingly, it is included in property, plant and equipment on the consolidated balance sheet at December 31, 2023. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following completion of construction and has an effective interest rate of 9.4%.
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
0.375% Convertible Senior Notes
The Company has $800.0 million aggregate principal amount of 0.375% Convertible Senior Notes due September 2026 (the “0.375% Notes”) outstanding. The notes are convertible into cash, shares of the Company’s common stock, or the combination of cash and shares of common stock, at the Company's election, at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible at the holder's election, from June 1, 2026 through August 28, 2026 and prior to then under certain circumstances as set forth in the agreement. Additionally, on or after September 6, 2023, the Company may redeem for cash all or a portion of the Notes, if its stock price has been equal to or greater than $294.75 for at least 20 of the prior 30 consecutive trading days including the date which the Company provides notice of redemption.
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
In conjunction with the issuance of the 0.375% Notes, the Company purchased Capped Calls on the Company’s common stock with certain counterparties to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the 0.375% Notes. The Capped Calls have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction. The Capped Calls cover 3.5 million shares of common stock and are recorded within stockholders’ equity on the consolidated balance sheets.
As of December 31, 2023 and 2022, the net carrying amount of the Notes was $791.8 million and $788.8 million, respectively, net of unamortized issuance costs of $8.2 million and $11.2 million, respectively. As of December 31, 2023, the effective interest rate was 0.76%.
The components of interest expense related to the Notes were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
Contractual interest expense	$3.0	$3.0	$3.0
Amortization of debt issuance costs	3.0	3.0	1.9
Total interest recognized on the Convertible Notes	$6.0	$6.0	$4.9
Senior Secured Credit Agreement
In May 2021, the Company entered into a senior secured credit agreement (the “Credit Agreement”), which includes a $500 million seven-year senior secured term loan B (the “Term Loan”) for net proceeds of $489.5 million, which was used to fund the cash portion of the repurchase of the 1.375% Notes discussed below. On November 30, 2022, the Company amended the Term Loan to bear interest at a rate of SOFR plus 3.25%, with a 0.50% SOFR floor. The Term Loan contains leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt.
Under the same agreement, the Company obtained a senior secured revolving credit facility (the “Revolving Credit Facility”). In 2023, the Company increased the borrowing capacity under the Revolving Credit Facility to $300.0 million and amended the agreement such that outstanding borrowings bear interest at a rate of SOFR plus an applicable margin of 2.625% to 3.25%

based on the Company’s net leverage ratio and credit rating and extended the maturity date to the earlier of June 2028 or 91 days prior to the maturity date of the Company's term loan if still outstanding. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding. No amount was outstanding under the Revolving Credit Facility at December 31, 2023.
Borrowings under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company and are secured by substantially all assets of the Company and of each subsidiary guarantor, subject to certain exceptions. Additionally, borrowings under the Credit Agreement are senior to all of the Company’s unsecured indebtedness, including the convertible notes.
In January 2024, the Company amended its Credit Agreement. Refer to Note 26 for additional information.
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
Carrying Value
The carrying value amounts of the Company’s debt were as follows:

	As of December 31,
(in millions)	2023	2022
Term loan due May 2028	$479.2	$482.1
0.375% Convertible Senior Notes	791.8	788.8
Equipment financings	59.3	66.4
5.15% Mortgage	62.6	64.5
Finance lease obligation	22.9	—
Total debt, net	$1,415.8	$1,401.8
Maturity of Debt
The maturity of debt as of December 31, 2023 is as follows:

Years Ending December 31,	(in millions)
2024	$49.4
2025	$86.4
2026	$818.9
2027	$17.2
2028	$472.5

Note 17. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Term loan due May 2028(1)	$490.2	$—	$—	$490.2
0.375% Convertible Senior Notes(2)	—	765.6	—	765.6
Equipment financings(3)	—	—	59.3	59.3
5.15% Mortgage(3)	—	—	62.6	62.6
Total	$490.2	$765.6	$121.9	$1,377.7

	Fair Value Measurements at December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Term loan due May 2028(1)	$485.1	$—	$—	$485.1
0.375% Convertible Senior Notes(2)	—	1,038.7	—	1,038.7
Equipment financings(3)	—	—	66.4	66.4
5.15% Mortgage(3)	—	—	64.5	64.5
Total	$485.1	$1,038.7	$130.9	$1,654.7
(1) Fair value of the Term Loan was determined using quoted market prices.
(2) Fair value of the notes was determined using the Company’s quoted stock price and the contractual conversion rate.
(3) The fair values of the equipment financings and mortgage approximate their carrying values and were determined using their cost basis.
Assets Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$103.7	$—	$—	$103.7
Money market mutual funds(1)	547.0	—	—	547.0
Term deposits(2)	—	53.5	—	53.5
Interest rate swaps(3)	—	22.8	—	22.8
Debt securities(4)	—	—	4.7	4.7
Other investments(4)	—	—	3.8	3.8
Total assets	$650.7	$76.3	$8.5	$735.5

	Fair Value Measurements at December 31, 2022
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$136.1	$—	$—	$136.1
Money market mutual funds(1)	487.3	—	—	487.3
Term deposits(2)	—	50.8	—	50.8
Restricted cash(1)	0.5	—	—	0.5
Interest rate swaps(3)	—	36.9	—	36.9
Total assets	$623.9	$87.7	$—	$711.6
(1) Cash and cash equivalents are carried at face amounts, which approximate their fair values.
(2) Fair value is determined using Level 2 inputs.
(3) Fair value represents the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the swaps is included in other assets on the consolidated balance sheets.
(4) Fair value is determined using industry standard valuation models and market-based unobservable inputs, including credit spread and risk free rate. The range used for the risk free rate is 3.8% - 5.6%.

The following is a reconciliation of changes in fair value of investments, which were acquired during the year ended December 31, 2023:

(in millions)	Debt Securities	Other Investments	Total
Balance at December 31, 2022	$—	$—	$—
Purchases	5.0	2.0	7.0
Unrealized gain included in other income (expense), net	—	1.8	1.8
Unrealized loss on securities included in other comprehensive income	(0.3)	—	(0.3)
Balance at December 31, 2023	$4.7	$3.8	$8.5
Assets Measured at Fair Value on a Non-Recurring Basis
Due to an observable price change in an orderly transaction during 2023, the Company adjusted the carrying value of certain investments in equity securities held as of December 31, 2023, which resulted in an unrealized gain of $0.8 million. The investments are classified as Level 2 in the fair value hierarchy.
Note 18. Derivative Instruments
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
As of December 31, 2023, the Company estimates that $18.3 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of operations over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income are recognized within interest expense, net.
Note 19. Commitments and Contingencies
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
Contract Dispute
Throughout 2022, the Company was engaged in negotiations over a contractual dispute involving in-licensed intellectual property. In December 2022, the Company entered into an agreement with Automated Glucose Control LLC (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the Company made a one-time payment of $25.0 million for the acquisition of developed technology and patents and the release of future obligations, including any future royalty obligations. This amount, together with transaction costs, was allocated between the assets acquired and the settlement of the contractual dispute. A value of $12.0 million was allocated to acquired developed technology and a value of $9.5 million was allocated to acquired patents. The acquired developed technology and patents are being amortized over their useful lives of 13 years. The remaining $3.6 million was allocated to the settlement and is included in selling, general and administrative expenses for the year ended December 31, 2022.

Letters of Credit
In 2022, the Company entered into a $20 million uncommitted letter of credit facility, and concurrently with the execution of the Malaysia Purchase Agreement discussed in Note 15, a $16.5 million letter of credit was issued under the facility to backstop a bank guarantee for the same amount. The bank guarantee, to which the Company is not a party, serves as security for the building until the Company purchases the property. In 2023, additional letters of credit totaling $3.5 million were issued under this facility. The Company pays interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letter of credit at a rate of between 1.65% and 2.25%, depending on the Company’s credit rating. The letter of credit includes customary covenants, none of which are considered restrictive to the Company’s operations. In aggregate, the Company had letters of credit totaling $20.9 million and $18.6 million as of December 31, 2023 and 2022, respectively.
Note 20. Stock-Based Compensation Expense
Equity Award Plan
In May 2017, the Company adopted the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which replaced its previous stock option and incentive plan (the “2007 Plan”). The 2017 Plan provides for a maximum of 5.2 million shares to be issued, in addition to the number of shares related to awards outstanding under the 2007 Plan that are terminated by expiration, forfeiture, or cancellation. The shares can be issued as stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards, or dividend equivalent rights. As of December 31, 2023, 2.5 million shares remain available for future issuance under the 2017 Plan.
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Cost of revenue	$0.4	$0.4	$0.5
Research and development	11.5	8.9	7.6
Selling, general and administrative	36.4	31.6	26.3
Total	$48.3	$40.9	$34.4
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
The following summarizes the activity under the Company’s stock option plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2022	695,588	$109.73
Granted	72,209	$276.36
Exercised	(250,192)	$67.30		$52.7
Forfeited and canceled	(81,511)	$250.47
Outstanding at December 31, 2023	436,094	$135.37	3.8	$43.2
Vested, December 31, 2023	335,862	$95.35	2.4	$43.1
Vested or expected to vest, December 31, 2023	420,190	$130.18	3.6	$43.2
The aggregate intrinsic value of options exercised for the years ended December 31, 2022 and 2021 was $31.7 million and $86.5 million, respectively.
The Company uses the Black-Scholes pricing model to determine the fair value of options granted. The assumptions used in the Black-Scholes pricing model are as follows:
•Risk-free Interest Rate—The risk-free interest rate is the implied yield available on U.S. treasury zero-coupon issues with a remaining term equal to the option’s expected term on the grant date.

•Expected Term—The expected term of options granted represents the period of time for which the options are expected to be outstanding. The Company estimates the expected term using both historical and hypothetical exercise data for outstanding options.
•Dividend Yield—The Company has never declared or paid any cash dividends on any of its capital stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.
•Expected Volatility—The expected volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate during the expected term of options granted. The Company determines the expected volatility based primarily upon the historical volatility of the Company’s common stock over a period commensurate with the option’s expected term.
The assumptions used in the Black-Scholes pricing model for options granted during each year, along with the weighted-average grant-date fair values, were as follows:

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	4.3%	1.8%	0.5% - 0.6%
Expected life of options (in years)	4.2	4.2	4.2 - 4.4
Dividend yield	—%	—%	—%
Expected stock price volatility	45.7%	42.8%	41.4% - 41.6%
Fair value per option	$115.32	$93.26	$95.92
As of December 31, 2023, there was $7.8 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.7 years.
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
Activity for RSUs is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	232,726	$249.60
Granted	149,234	$259.86
Vested	(98,373)	$245.14
Forfeited	(34,393)	$266.65
Outstanding at December 31, 2023	249,194	$255.31
The weighted-average grant-date fair value per share of RSUs granted was $248.02 and $278.68 for the years ended December 31, 2022 and 2021, respectively. The total fair value of RSUs vested was $24.1 million, $20.3 million, and $17.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, there was $41.6 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
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

Activity for PSUs is as follows:

	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2022	180,301	$249.10
Granted(1)	60,587	$276.36
Vested	(40,023)	$217.34
Forfeited	(78,399)	$272.53
Outstanding at December 31, 2023(2)	122,466	$261.65
(1) Includes a 7,636 share adjustment to awards granted in 2020 for the three-year performance cycle award period ended 2022, based on the actual performance achievement of 84%.
(2) Based on 111% achievement of the performance metrics, approximately 18,000 shares of Insulet were earned for awards that were granted in 2021 for the performance period ended December 31, 2023. These shares vested in February 2024.
The weighted-average grant-date fair value per share of PSUs granted was $250.25 and $273.79 for the years ended December 31, 2022 and 2021, respectively. The total fair value of PSUs vested was $8.7 million, $7.8 million, and $10.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, there was $32.9 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to 880,000 shares of common stock to participating employees. Employees that participate in the Company’s ESPP may annually purchase up to a maximum of 800 shares per offering period or $25,000 worth of common stock by authorizing payroll deductions of up to 10% of their base salary. The purchase price for each share purchased is 85% of the lower of the fair market value of the common stock on the first or last day of the offering period. The Company issued 55,439, 52,724, and 36,103 shares of common stock for the years ended December 31, 2023, 2022, and 2021, respectively, to employees participating in the ESPP. As of December 31, 2023, 364,496 shares remain available for future issuance under the ESPP.
The Company uses the Black-Scholes pricing model to determine the fair value of shares purchased under the ESPP. The calculation of the fair value of shares purchased is affected by the stock price on the purchase date, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate, and the dividend yield.
The estimated fair value of shares purchased under the ESPP were based on the following assumptions:

	Years Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.3% - 5.4%	1.6% - 4.7%	0.04% - 0.1%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—%	—%	—%
Expected stock price volatility	29.1% - 47.0%	44.3% - 50.1%	19.4% - 31.7%
The weighted average grant date fair value of the six-month option inherent in the ESPP was $60.67, $74.50, and $60.65, for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, there was $1.8 million of unrecognized compensation cost related to the ESPP. This cost is expected to be recognized over a weighted average period of 0.4 years.

Note 21. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) on Securities	Unrealized Gains on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$5.2	$0.3	$—	$5.5
Other comprehensive (loss) income	(11.9)	(0.3)	3.0	(9.2)
Amounts reclassified to net income	—	—	1.5	1.5
Balance, December 31, 2021	(6.7)	—	4.5	(2.2)
Other comprehensive (loss) income before reclassifications	(10.3)	—	36.5	26.2
Amounts reclassified to net income	—	—	(4.0)	(4.0)
Balance, December 31, 2022	(17.0)	—	37.0	20.0
Other comprehensive income (loss) before reclassifications	2.5	(0.3)	6.1	8.3
Amounts reclassified to net income	—	—	(20.3)	(20.3)
Balance, December 31, 2023	$(14.5)	$(0.3)	$22.8	$8.0
Note 22. Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan in the United States. The Company generally makes a matching contribution equal to 50% of each employee’s elective contribution to the plan up to 6% of the employee’s eligible pay. In addition, the Company offers defined contribution plans for eligible employees in its foreign subsidiaries. The total amount contributed by the Company to these defined contribution plans was $12.1 million, $9.8 million, and $8.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 23. Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Years Ended December 31,
(in millions)	2023	2022	2021
U.S.	$199.5	$11.8	$25.3
Foreign	15.1	(2.0)	(4.8)
Income before income taxes	$214.6	$9.8	$20.5
Income tax expense consists of the following:

	Years Ended December 31,
(in millions)	2023	2022	2021
Current:
U.S. State	$3.7	$1.3	$0.5
Foreign	4.1	4.8	2.0
Total current tax expense	7.8	6.1	2.5
Deferred:
U.S. Federal	0.1	—	—
Foreign	0.4	(0.9)	1.2
Total deferred tax expense (benefit)	0.5	(0.9)	1.2
Total income tax expense	$8.3	$5.2	$3.7

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rate are as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Foreign rate differential	0.6	13.2	4.8
State taxes, net of federal benefit	2.4	(5.0)	(9.5)
Federal and state R&D credits	(5.9)	(49.4)	(26.2)
Stock-based compensation	(3.2)	(94.8)	(117.0)
Extinguishment of debt	—	—	(57.5)
Capital loss carryforward expirations	—	—	52.1
Non-deductible officers’ compensation	1.3	52.4	45.7
Permanent items	0.7	6.3	1.9
Foreign income taxed in the U.S.	0.7	14.5	—
Change in valuation allowance	(10.8)	124.4	97.9
Tax rate changes	0.5	(30.9)	—
Change to prior year R&D credit	(2.8)	—	—
Intercompany transfer of intellectual property	—	—	4.6
Other	(0.6)	1.7	0.4
Effective tax rate	3.9%	53.4%	18.2%
For all periods presented, no provision for income taxes has been provided on undistributed earnings of the Company’s foreign subsidiaries, except for Canada, because such earnings are indefinitely reinvested in the foreign operations. The Company has recorded a deferred tax liability for withholding tax that could be incurred upon repatriation of earnings from its Canadian subsidiary, the amount of which is not significant. A deferred tax liability related to the repatriation of approximately $32.7 million indefinitely reinvested earnings would not be material to the Company’s consolidated financial statements, primarily due to treaty-based withholding tax rates in the jurisdictions in which the Company operates.
During 2023 the Company commenced a multi-year research and development (“R&D”) credit study that resulted in an increase to U.S. federal and state R&D credit carryforwards related to the 2022 tax year. This has been reported as a favorable adjustment to prior year taxes in the effective tax rate and a corresponding increase to the valuation allowance.
The Company files federal, state, and foreign tax returns, which are subject to examination by the relevant tax authorities. The Company’s U.S. federal and state tax returns are currently open to examination for tax years 2020 through 2022. In addition, the Company’s U.S. net operating loss carryforwards from 2003 and forward may be subject to examination if the losses are utilized in future years.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(in millions)
Unrecognized tax benefits at December 31, 2022	$—
Additions related to current period tax positions	2.6
Additions related to prior period tax positions	2.4
Unrecognized tax benefits at December 31, 2023	$5.0
As of December 31, 2023, the balance of unrecognized tax benefits, if recognized, would not impact the effective tax rate due to a full valuation allowance against the Company's U.S. deferred tax assets. As of December 31, 2022 and 2021, the Company had no unrecognized tax benefits that would impact the effective tax rates. The Company does not anticipate that the amount of existing unrecognized tax benefits will materially increase or decrease within the next 12 months. No interest and penalties were recognized related to uncertain tax positions for the years ended December 31, 2023, 2022 and 2021 and no interest and penalties were accrued for as of December 31, 2023 and 2022.

The components of the net deferred tax asset at the end of each year consist of the following:

	As of December 31,
(in millions)	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$91.4	$143.5
Tax credits	54.1	33.6
Capitalized research and development expenditures	53.3	30.4
Warranty	2.2	14.6
Accrued expenses	22.9	10.2
Amortization of debt discount	7.8	11.0
Inventory capitalization	6.5	4.1
Intangible assets	8.0	12.9
Interest limitation carryforwards	—	1.7
Incentive compensation	13.5	9.4
Stock-based compensation	8.0	6.4
Other	5.4	4.5
Total deferred tax assets	273.1	282.3
Deferred tax liabilities:
Prepaid assets	(7.7)	(5.3)
Property, plant and equipment	(38.1)	(31.5)
Capitalized contract acquisition costs	(10.4)	(10.4)
Unrealized gains on cash flow hedges	(5.1)	(8.8)
Other	(7.7)	(1.9)
Total deferred tax liabilities	(69.0)	(57.9)
Net deferred tax asset before valuation allowance	204.1	224.4
Valuation allowance	(202.9)	(222.8)
Net deferred tax asset	$1.2	$1.6
The Company maintained a valuation allowance of $202.9 million and $222.8 million at December 31, 2023 and 2022, respectively, against U.S. federal, state, and certain foreign deferred tax assets, as management has determined that it is more-likely-than-not that these net deferred tax assets will not be realized. These valuation allowances are based on the weighting of positive and negative evidence, including a history of cumulative tax losses in prior years. The $19.9 million decrease in the Company’s valuation allowance during the year ended December 31, 2023 was primarily due to the utilization of net operating losses and changes in temporary differences in the United States.
As of December 31, 2023, the Company’s net operating loss carryforwards were as follows:

(in millions)	Expiration Period	Net Operating Loss Carryforwards
U.S. federal	Indefinite	$192.0
U.S. federal	2032 - 2037	$150.2
State	2024 - 2042	$238.3
Foreign	Indefinite	$23.2
As of December 31, 2023, the Company’s tax credit carryforwards were as follows:

(in millions)	Expiration Period	Tax Credit Carryforwards
U.S. federal	2024 - 2043	$40.1
State	2024 - 2043	$23.6
These loss and credit carryforwards, which may be utilized in a future period, may be subject to limitations based on changes in the ownership of the Company ordinary shares.

Note 24. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted net income per share was as follows:

	Years Ended December 31,
(in millions, except share and per share data)	2023	2022	2021
Net income	$206.3	$4.6	$16.8
Add back interest expense, net of tax attributable to assumed conversion of convertible senior notes	10.4	—	—
Net income, diluted	$216.7	$4.6	$16.8

Weighted average number of common shares outstanding, basic (in thousands)	69,751	69,375	67,698
Convertible Notes	3,528	—	—
Stock options	286	454	686
Restricted stock units	68	81	195
Weighted average number of common shares outstanding, diluted (in thousands)	73,633	69,910	68,579

Net income per share
Basic	$2.96	$0.07	$0.25
Diluted	$2.94	$0.07	$0.24
The number of common share equivalents excluded from the computation of diluted net income per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Restricted stock units	322	227	166
Stock options	163	137	53
0.375% Convertible Senior Notes	—	3,528	3,528
1.375% Convertible Senior Notes	—	—	2,024
Total	485	3,892	5,771
Note 25. Supplemental Cash Flow Information

	Years Ended December 31,
(in millions)	2023	2022	2021
Cash paid for interest, net of amount capitalized	$49.9	$34.2	$21.5
Cash paid for taxes	$8.1	$5.5	$7.0
Purchases of property and equipment included in accounts payable and accrued expenses	$7.1	$3.9	$6.1
Purchases of property, plant and equipment included in long-term debt	$12.9	$—	$—
Purchases of developed software included in accounts payable and accrued expenses	$0.2	$0.4	$3.2
Operating lease liabilities arising from obtaining right-of-use assets	$5.4	$25.5	$0.7
Finance lease liability arising from obtaining right-of-use assets	$22.3	$—	$—
Lease payment made for amounts included in the measurement of operating lease liabilities	$5.7	$4.6	$5.7

Note 26. Subsequent Event
In January 2024, the Company amended its Term Loan to bear interest at a rate of SOFR plus 3.00%, with a 0% SOFR floor. At the same time, the Company amended its Revolving Credit Facility such that outstanding borrowings bear interest at a rate of SOFR plus an applicable margin of 2.375% to 3.00% based on the Company’s net leverage ratio and credit rating.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in the Company’s valuation allowance accounts:

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other(1)	Deductions	Balance at End of Year
(in millions)
Year Ended December 31, 2023
Reserve for rebates	$77.3	$465.5	$—	$(385.1)	$157.7
Deferred tax valuation allowance	$222.8	$73.5	$3.7	$(97.1)	$202.9
Year Ended December 31, 2022
Reserve for rebates	$34.1	$247.1	$—	$(203.9)	$77.3
Deferred tax valuation allowance	$182.4	$72.5	$37.8	$(69.9)	$222.8
Year Ended December 31, 2021
Reserve for rebates	$16.9	$143.3	$—	$(126.1)	$34.1
Deferred tax valuation allowance	$143.4	$77.4	$—	$(38.4)	$182.4
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

Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the material weakness identified and described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria). Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our internal control over financial reporting was not effective, due to a material weakness relating to information technology general controls (“ITGCs”). Specifically, the Company did not design and maintain effective ITGCs around systems that support the Company’s financial reporting outside of North America. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely affected to the extent that they rely upon information and configurations from the affected systems.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Notwithstanding such material weakness in internal control over financial reporting, our management, including our chief executive officer and our chief financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is currently taking actions to remediate the deficiencies in its internal controls over financial reporting and is implementing additional processes and controls designed to address the underlying causes associated with the above-mentioned material weakness.
Management is committed to remediating the deficiencies described above. Internal control remediation efforts are expected to include establishing and maintaining the following:
•ITGCs over the system used by an outsourced provider, and
•ITGCs over the Company’s newly implemented enterprise resource planning system outside of North America related to security access controls.
Management believes that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate and management has concluded, through testing, that these controls are operating effectively.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their report is included in Item 8 of this Form 10-K.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Insulet Corporation

Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company did not maintain effective Information Technology General Controls (“ITGCs”) around systems that support the Company’s financial reporting outside of North America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated February 22, 2024 which expressed an unqualified opinion on those financial statements.
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

Other information
We do not express an opinion or any other form of assurance on the remediation plans or related actions described in Management’s Annual Report on Internal Control Over Financial Reporting.

/s/ GRANT THORNTON LLP

Boston, Massachusetts
February 22, 2024

Item 9B. Other Information
Rule 10b5-1 Plans
On November 23, 2023, Prem Singh, the Company’s Senior Vice President, Global Operations, adopted a trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 775 shares of our common stock between February 23, 2024 and November 22, 2024, the date this plan expires. The trading plan will cease upon the earlier of November 22, 2024 or the sale of all shares subject to the trading plan.
During the fourth quarter of 2023, none of our other executive officers and none of our directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our definitive proxy statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	436,094	$135.37	2,524,732	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	436,094	$135.37	2,524,732
(1) Includes our 2017 Plan and our 2007 Plan. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2023, 494,126 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $135.37. For more information relating to our equity compensation plans, see Note 20 to our consolidated financial statements.
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

10.5*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Shares Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 1, 2022)

10.6*	Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 2, 2015)

10.7*
Form of Executive Officer 3 Year Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, filed May 9, 2017)

10.8*
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, filed August 4, 2016)

10.9*
Form of Non-Executive Employee Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.60 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.10*
Form of Section 16 Officer Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.62 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.11*
Form of Vice President Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed February 29, 2016)

10.12*
Form of Incentive Stock Option Agreement under the Insulet Corporation Third Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed August 12, 2015)

10.13*
Form of Incentive Stock Option Agreement under the Second Amended and Restated 2007 Stock Option and Incentive Plan - 2015 Sales Plan (Incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed February 26, 2015)

10.14*
Form of Non-Qualified Stock Option Agreement for Company Employees under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.15*
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

10.17*
Form of Incentive Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.18*
Form of Non-Qualified Stock Option Agreement for Section 16 Officers under the Second Amended and Restated 2007 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed November 5, 2014)

10.19*
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

10.21*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 22, 2023)

10.22*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed February 22, 2023)

10.23*	Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed February 22, 2023)

10.24*	Amended and Restated Executive Severance Plan (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed February 22, 2023)

10.25*	Insulet Corporation Employee Stock Purchase Plan (Amended and Restated February 27, 2019) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2019)

10.26*	Insulet Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, filed on November 2, 2023)

10.27*
Form of Inventions, Non-Disclosure, Non-Solicitation, Non-Servicing and Non-Competition Agreement (Executive Officers other than Jim Hollingshead and Dan Manea) (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.28*
Form of Confidentiality, Non-Solicit, Non-Compete, and IP Assignment Agreement, by and between the Company and Employee (Jim Hollingshead and Dan Manea) (Incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.29*	Offer Letter between John W. Kapples and Insulet Corporation, dated January 22, 2019 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed May 3, 2019).

10.30*
Offer Letter between Dan Manea and Insulet Corporation, dated March 19, 2020 (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed February 24, 2021).

10.31*	Offer Letter between James R. Hollingshead and Insulet Corporation, dated May 4, 2022 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 6, 2022)

10.32*	Retirement and Advisory Agreement between Shacey Petrovic and Insulet Corporation, dated May 4, 2022 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed May 6, 2022)

10.33#	Temporary Acting Up Agreement between Lauren Budden and Insulet Corporation, dated October 30, 2023.

10.34	Form of Capped Call Transactions Confirmation (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 9, 2019)

10.35
Credit Agreement, dated as of May 4, 2021, by and among Insulet Corporation, the lenders and other parties party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 5, 2021).

10.36
Incremental Amendment to Credit Agreement, dated June 15, 2022, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2022)

10.37
Second Amendment to Credit Agreement, dated November 30, 2022, between Insulet Corporation and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 1, 2022)

10.38
Third Amendment to Credit Agreement, dated November 30, 2022, between Insulet Corporation, Insulet MA Securities Corporation, the lenders and other parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed December 1, 2022)

10.39
Fourth Amendment to Credit Agreement, dated June 9, 2023, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2023)

10.40
Fifth Amendment to Credit Agreement, dated January 24, 2024, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 25, 2024)

10.41
Purchase and Sale Agreement by and between 100 Nagog Park Limited Partnership and Insulet Corporation, dated December 16, 2016 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed December 20, 2016 (Items 1.01 and 9.01)

10.42+
Supply Agreement, dated November 21, 2013, between Amgen and Insulet Corporation, as amended by Amendment No. 1 through Amendment No. 14 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 28, 2017)

10.43++
Amendment Number 15 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation, dated July 12, 2017 (Incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.44+
Amendment No. 16, entered into effective as of August 15, 2018, to Supply Agreement, dated November 21, 2013, between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed November 1, 2018)

10.45++
Amendment Number 17 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation, dated April 1, 2019 (Incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.46++
Amendment Number 18 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation, dated August 1, 2019 (Incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.47++
Amendment Number 19 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation, dated July 13, 2020 (Incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.48++
Amendment Number 20 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation, dated June 25, 2021 (Incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.49
Amendment Number 21, dated as of June 1, 2023 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 7, 2023)

10.50++
Materials Supplier Agreement between Insulet Corporation and Sanmina Corporation, dated October 11, 2018. (Incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 24, 2022)

10.51++
First Amendment to Materials Supplier Agreement between Insulet Corporation and Sanmina Corporation, dated October 1, 2020. (Incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed February 24, 2022)

10.52++
Development Agreement by and between Insulet Corporation and DexCom, Inc, dated December 7, 2016 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, filed August 5, 2022)

10.53++
Amendment No.1 to Development Agreement by and between Insulet Corporation and DexCom, Inc, dated November 21, 2019 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, filed August 5, 2022)

10.54++
Commercialization Agreement by and between Insulet Corporation and DexCom, Inc, dated November 21, 2019 (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, filed August 5, 2022)

10.55++
Data Agreement by and between Insulet Corporation and DexCom, Inc, dated May 7, 2020 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, filed August 5, 2022)

10.56++#	Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care, Inc., dated September 13, 2021

10.57++#	Amendment No. 1 to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care, Inc., dated January 5, 2022

10.58++#	Amendment No. 2 to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care, Inc., dated June 6, 2022

10.59++#	Purchase Agreement by and between Insulet Corporation and NXP USA, Inc., dated October 12, 2017

10.60+
Master Equipment and Services Agreement between Insulet Corporation and ATS Automated Tooling Systems Inc., dated August 31, 2016 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed November 4, 2016)

10.61
First Amendment to the Master Equipment and Services Agreement originally dated August 31, 2016 between lnsulet Corporation and ATS Automation Tooling Systems Inc., dated 31 August 2021 (Incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.62++
Second Amendment to the Master Equipment and Services Agreement originally dated August 31, 2016 between lnsulet Corporation and ATS Automation Tooling Systems Inc., dated 31 August 2022 (Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.63++
Patent Assignment and License Agreement, dated February 9, 2023, between Insulet Corporation, Bigfoot Biomedical, Inc. and Patients Pending, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 14, 2023)

10.64++#	Amendment, dated November 30, 2019, to the Purchase Agreement dated October 12, 2017 by and between Insulet Corporation and NXP USA, Inc.

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24.1#	Power of Attorney (included on signature page)

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

97.1#	Insulet Corporation Compensation Recoupment Policy

101
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows

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

INSULET CORPORATION (Registrant)

February 22, 2024	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

February 22, 2024	/s/ Lauren D. Budden
Lauren D. Budden
Interim Chief Financial Officer, Group Vice President, Chief Accounting Officer and Controller (duly authorized officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Insulet Corporation, hereby severally constitute and appoint James R. Hollingshead and Lauren D. Budden, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this Report, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 22, 2024.

Signature	Title
/s/ James R. Hollingshead	Chief Executive Officer
James R. Hollingshead	(Principal Executive Officer)

/s/ Lauren D. Budden	Interim Chief Financial Officer, Group Vice President, Chief Accounting Officer and Controller
Lauren D. Budden	(Principal Financial and Accounting Officer)

/s/ Luciana Borio, M.D.
Luciana Borio, M.D.	Director

/s/ Wayne A.I. Frederick, M.D.
Wayne A.I. Frederick, M.D.	Director

/s/ Jessica Hopfield
Jessica Hopfield	Director

/s/ Michael R. Minogue
Michael R. Minogue	Director

/s/ Corinne H. Nevinny
Corinne H. Nevinny	Director

Flavia H. Pease	Director

/s/ Shacey Petrovic
Shacey Petrovic	Director

/s/ Timothy J. Scannell
Timothy J. Scannell	Director

Timothy C. Stonesifer	Director

/s/ Elizabeth Weatherman
Elizabeth Weatherman	Director