Form 10-Q
period 2024-03-31
INSULET CORP
filed 2024-05-10
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of May 2, 2024, the registrant had 70,039,511 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$751.2	$704.2
Accounts receivable trade, less allowance for credit losses of $3.5 and $2.5	234.1	240.2
Accounts receivable trade, net — related party	86.4	119.5
Inventories	430.6	402.6
Prepaid expenses and other current assets	116.1	116.4
Total current assets	1,618.4	1,582.9
Property, plant and equipment, net	667.7	664.9
Other intangible assets, net	98.5	98.7
Goodwill	51.7	51.7
Other assets (includes $29.4 and $31.3 at fair value)	187.7	190.0
Total assets	$2,624.0	$2,588.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$75.9	$19.2
Accrued expenses and other current liabilities	308.6	373.7
Accrued expenses and other current liabilities — related party	9.0	8.9
Current portion of long-term debt	38.9	49.4
Total current liabilities	432.4	451.2
Long-term debt, net	1,362.6	1,366.4
Other liabilities	38.3	37.9
Total liabilities	1,833.3	1,855.5
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,020,202 and 69,907,289 issued and outstanding	0.1	0.1
Additional paid-in capital	1,117.6	1,102.6
Accumulated deficit	(326.5)	(378.0)
Accumulated other comprehensive (loss) income	(0.5)	8.0
Total stockholders’ equity	790.7	732.7
Total liabilities and stockholders’ equity	$2,624.0	$2,588.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2024	2023
Revenue	$329.9	$261.3
Revenue from related party	111.8	96.8
Total revenue	441.7	358.1
Cost of revenue	134.9	117.6
Gross profit	306.8	240.5
Research and development expenses	50.2	50.1
Selling, general and administrative expenses	199.7	162.7
Operating income	56.9	27.7
Interest expense, net	(10.7)	(9.4)
Interest income	9.4	6.5
Other expense, net	(0.7)	(0.2)
Income before income taxes	54.9	24.6
Income tax expense	(3.4)	(0.8)
Net income	$51.5	$23.8

Earnings per share:
Basic	$0.74	$0.34
Diluted	$0.73	$0.34
Weighted-average number of common shares outstanding (in thousands):
Basic	69,957	69,583
Diluted	73,741	70,096
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$51.5	$23.8
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6.6)	1.7
Unrealized loss on cash flow hedges	(1.9)	(5.8)
Total other comprehensive loss, net of tax	(8.5)	(4.1)
Comprehensive income	$43.0	$19.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2023	69,907	$0.1	$1,102.6	$(378.0)	$8.0	$732.7
Exercise of options to purchase common stock	55	—	5.8	—	—	5.8
Stock-based compensation expense	—	—	14.2	—	—	14.2
Restricted stock units vested, net of shares withheld for taxes	58	—	(5.0)	—	—	(5.0)
Net income	—	—	—	51.5	—	51.5
Other comprehensive loss	—	—	—	—	(8.5)	(8.5)
Balance at March 31, 2024	70,020	$0.1	$1,117.6	$(326.5)	$(0.5)	$790.7

Three Months Ended March 31, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2022	69,511	$0.1	$1,040.6	$(584.3)	$20.0	$476.4
Exercise of options to purchase common stock	110	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	12.1	—	—	12.1
Restricted stock units vested, net of shares withheld for taxes	73	—	(11.4)	—	—	(11.4)
Net income	—	—	—	23.8	—	23.8
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Balance at March 31, 2023	69,694	$0.1	$1,047.3	$(560.5)	$15.9	$502.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$51.5	$23.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18.8	17.2
Stock-based compensation expense	14.2	12.1
Non-cash interest expense	2.0	1.5
Provision for credit losses	1.2	1.2
Other	0.1	0.7
Changes in operating assets and liabilities:
Accounts receivable	3.5	(19.2)
Accounts receivable — related party	33.1	7.1
Inventories	(29.6)	(38.2)
Prepaid expenses and other assets	(0.4)	(20.7)
Accounts payable	55.5	51.5
Accrued expenses and other liabilities	(62.4)	(35.9)
Accrued expenses and other liabilities — related party	0.1	(0.6)
Net cash provided by operating activities	87.6	0.5
Cash flows from investing activities
Capital expenditures	(22.1)	(10.5)
Investments in developed software	(1.9)	(1.5)
Acquisition of intangible assets	—	(25.1)
Acquisition of a business	—	(3.0)
Cash paid for investments	—	(2.0)
Net cash used in investing activities	(24.0)	(42.1)
Cash flows from financing activities
Repayment of equipment financings	(7.2)	(4.8)
Repayment of financing lease	(5.8)	—
Repayment of term loan	(1.3)	(1.3)
Repayment of mortgage	(0.6)	(0.6)
Proceeds from exercise of stock options	5.8	6.0
Payment of withholding taxes in connection with vesting of restricted stock units	(5.0)	(11.4)
Net cash used in financing activities	(14.1)	(12.1)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	47.0	(53.8)
Cash, cash equivalents and restricted cash at beginning of period	704.2	689.7
Cash, cash equivalents and restricted cash at end of period	$751.2	$635.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated income of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Related Party Transactions
The Company has a distribution agreement with a related party that contains terms consistent with those prevailing at arm’s length. The spouse of one of the members of the Company’s Board of Directors is an executive officer of the distributor.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $3.4 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively.
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
Certain of the Company’s financial instruments, including accounts receivable, accounts payable, accrued expenses and other liabilities, are carried at cost, which approximates their fair value because of their short-term maturity.
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in millions)	2024	2023
U.S. Omnipod	$317.7	$259.0
International Omnipod	115.3	98.6
Total Omnipod products	433.0	357.6
Drug Delivery	8.7	0.5
Total revenue	$441.7	$358.1

The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended March 31,
	2024	2023
Distributor A	25%	28%
Distributor B	31%	20%
Distributor C	22%	16%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2024	December 31, 2023
Accrued expenses and other current liabilities	$18.2	$15.4
Other liabilities	2.0	1.9
Total deferred revenue	$20.2	$17.3
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Deferred revenue recognized	$3.1	$9.9
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	March 31, 2024	December 31, 2023
Prepaid expenses and other current assets	$16.8	$16.6
Other assets	32.1	32.0
Total capitalized contract acquisition costs, net	$48.9	$48.6
The Company recognized $4.2 million and $4.0 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2024 and 2023, respectively.
Note 3. Accounts Receivable, Net
At the end of each period, accounts receivable were comprised of the following:

(in millions)	March 31, 2024	December 31, 2023
Accounts receivable trade, net	$228.1	$234.5
Unbilled receivable	6.0	5.7
Accounts receivable, net	$234.1	$240.2
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	March 31, 2024	December 31, 2023
Distributor A	29%	35%
Distributor B	33%	25%
Distributor C	13%	18%

The following table presents the activity in the allowance for credit losses, which is comprised primarily of the Company’s direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

	Three Months Ended March 31,
(in millions)	2024	2023
Credit losses at beginning of year	$2.5	$2.5
Provision for expected credit losses	1.2	1.2
Write-offs charged against allowance	(0.2)	(0.7)
Recoveries of amounts previously reserved	—	0.1
Credit losses at the end of period	$3.5	$3.1
Note 4. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	March 31, 2024	December 31, 2023
Raw materials	$146.5	$118.2
Work in process	64.0	60.6
Finished goods	220.1	223.8
Total inventories	$430.6	$402.6
Amounts charged to the consolidated statements of income for excess and obsolete inventory were $2.6 million and $2.2 million for the three months ended March 31, 2024 and 2023.
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	March 31, 2024	December 31, 2023
Short-term portion	$27.1	$26.4
Long-term portion	122.3	116.9
Total capitalized implementation costs	149.4	143.3
Less: accumulated amortization	(42.7)	(36.6)
Capitalized implementation costs, net	$106.7	$106.7
Amortization expense was $6.1 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.7 million at both March 31, 2024 and December 31, 2023.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(31.6)	$11.6	$43.2	$(30.9)	$12.3
Internal-use software	45.3	(14.3)	31.0	43.1	(13.9)	29.2
Developed technology	27.4	(3.5)	23.9	27.4	(3.0)	24.4
Patents	36.2	(4.2)	32.0	36.2	(3.4)	32.8
Total intangible assets	$152.1	$(53.6)	$98.5	$149.9	$(51.2)	$98.7
Amortization expense for intangible assets was $2.4 million for both the three months ended March 31, 2024 and 2023.

Note 7. Investments
Equity Securities
Refer to “Assets Measured at Fair Value on a Non-Recurring Basis” in Note 10 for disclosures regarding investments in equity securities without readily determinable fair values.
Debt Securities
The Company has an investment in debt securities, which matures in December 2024 unless converted earlier, that are reported within other assets on the consolidated balance sheets. The amortized cost basis of the debt securities was $5.0 million at both March 31, 2024 and December 31, 2023. The amount of interest earned on the investment for both the three months ended March 31, 2024 and 2023 was insignificant. Refer to Note 10 for the fair values.
Other
The Company has a $2.0 million strategic investment in a privately held entity. The investment is a debt security with embedded derivatives and is accounted for by applying the fair value option, as this approach best reflects the underlying economics of the transaction. The fair value of the investment is calculated using a combination of the market approach and income approach methodologies and is reported within other assets on the consolidated balance sheets. Refer to Note 10 for the fair values.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2024	December 31, 2023
Accrued rebates	$130.7	$144.0
Employee compensation and related costs	64.4	122.0
Professional and consulting services	44.6	34.1
Other	68.9	73.6
Accrued expenses and other current liabilities	$308.6	$373.7
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

	Three Months Ended March 31,
(in millions)	2024	2023
Product warranty liability at beginning of period	$10.3	$62.1
Warranty expense	5.5	5.5
Change in estimate	—	(8.0)
Warranty fulfillment	(4.5)	(20.4)
Product warranty liability at the end of period	$11.3	$39.2
During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the three months ended March 31, 2023, the Company revised the estimated liability for these MDCs by $8.0 million. This change in estimate primarily resulted from lower shipping costs for replacement DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers. The Company had a liability of $0.4 million and $0.7 million related to the MDCs included in its product warranty liability at March 31, 2024 and December 31, 2023, respectively.

Note 9. Debt
The components of debt consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Equipment Financing due May 2024	$0.8	$2.7
Equipment Financing due November 2025	13.3	15.2
5.15% Mortgage due November 2025	62.7	63.3
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment Financing	10.6	12.7
Term Loan due May 2028	486.3	487.5
Revolving Credit Facility expires June 2028	—	—
Equipment Financing due July 2028	27.6	29.0
Finance lease obligation	16.3	22.9
Unamortized debt discount	(6.0)	(6.4)
Debt issuance costs	(10.1)	(11.1)
Total debt, net	1,401.5	1,415.8
Less: current portion	38.9	49.4
Total long-term debt, net	$1,362.6	$1,366.4
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Convertible Notes”) have an effective interest rate of 0.76%. The components of interest expense related to the Notes for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Contractual interest expense	$0.8	$0.8
Amortization of debt issuance costs	0.7	0.7
Total interest recognized on the Convertible Notes	$1.5	$1.5
As of March 31, 2024 and December 31, 2023, unamortized issuance costs associated with the Convertible Notes were $7.4 million and $8.2 million, respectively.
The Convertible Notes are convertible into cash, shares of the Company’s common stock, or the combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible at the holder’s election, from June 1, 2026 through August 28, 2026 and prior to then under certain circumstances as set forth in the agreement. Additionally, on or after September 6, 2023, the Company may redeem for cash all or a portion of the Notes, if its stock price has been equal to or greater than $294.75 for at least 20 of the prior 30 consecutive trading days including the date which the Company provides notice of redemption.
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
In conjunction with the issuance of the Convertible Notes, the Company purchased Capped Calls on the Company’s common stock with certain counterparties to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) in the event that at the time of conversion its stock price exceeds the conversion price under the Convertible Notes. The Capped Calls have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction. The Capped Calls cover 3.5 million shares of common stock and are recorded within stockholders’ equity on the consolidated balance sheets.

Equipment Financing
In 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company is involved in the construction of the manufacturing equipment; accordingly, it is included in property, plant and equipment on the consolidated balance sheet at both March 31, 2024 and December 31, 2023. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following completion of construction.
Senior Secured Credit Agreement
In January 2024, the Company amended its Term Loan due May 2028 to bear interest at a rate of Secured Overnight Financing Rate (“SOFR”) plus 3.00%, with a 0% SOFR floor. At the same time, the Company amended its Revolving Credit Facility such that outstanding borrowings bear interest at a rate of SOFR plus an applicable margin of 2.375% to 3.00% based on the Company’s net leverage ratio and credit rating.
Carrying Value
At the end of each period, the carrying value of the Company’s debt was comprised of the following:

(in millions)	March 31, 2024	December 31, 2023
Term Loan due May 2028	$478.4	$479.2
Convertible Notes	792.6	791.8
Equipment financings	52.1	59.3
5.15% Mortgage	62.1	62.6
Finance lease obligation	16.3	22.9
Total debt, net	$1,401.5	$1,415.8
Note 10. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan due May 2028(1)	$488.1	$—	$—	$488.1
Convertible Notes(2)	—	834.8	—	834.8
Equipment financings(3)	—	—	52.1	52.1
5.15% Mortgage(3)	—	—	62.1	62.1
Total	$488.1	$834.8	$114.2	$1,437.1

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan due May 2028(1)	$490.2	$—	$—	$490.2
Convertible Notes(2)	—	928.7	—	928.7
Equipment financings(3)	—	—	59.3	59.3
5.15% Mortgage(3)	—	—	62.6	62.6
Total	$490.2	$928.7	$121.9	$1,540.8
(1) Fair value was determined using quoted market prices.
(2) Fair value was determined using market prices obtained from third-party pricing sources.
(3) Fair value approximates carrying value and was determined using the cost basis.

Assets Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements at March 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$140.4	$—	$—	$140.4
Money market mutual funds(1)	556.5	—	—	556.5
Term deposits(1)	—	54.3	—	54.3
Interest rate swaps(2)	—	20.9	—	20.9
Debt securities(3)	—	—	4.7	4.7
Other investments(3)	—	—	3.8	3.8
Total assets	$696.9	$75.2	$8.5	$780.6

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$103.7	$—	$—	$103.7
Money market mutual funds(1)	547.0	—	—	547.0
Term deposits(1)	—	53.5	—	53.5
Interest rate swaps(2)	—	22.8	—	22.8
Debt securities(3)	—	—	4.7	4.7
Other investments(3)	—	—	3.8	3.8
Total assets	$650.7	$76.3	$8.5	$735.5
(1) Cash and cash equivalents are carried at face amounts, which approximate their fair values.
(2) Fair value represents the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the swaps is included in other assets on the consolidated balance sheets.
(3) Fair value is determined using industry standard valuation models and market-based unobservable inputs, including credit spread and risk free rate. The range used for the risk free rate is 3.8% - 5.6%.
There were no changes in the fair values of the Level 3 debt securities and other investments during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company purchased $2.0 million in other investments. Judgement is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized.
Assets Measured at Fair Value on a Non-Recurring Basis
As of March 31, 2024, and December 31, 2023, the total carrying value of the Company’s investments in equity securities without readily determinable fair values was $9.7 million and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy. As of both March 31, 2024 and December 31, 2023 cumulative gains were $0.8 million.
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
As of March 31, 2024, the Company estimates that $19.5 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of income over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income (loss) are recognized within interest expense, net.

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
Letters of Credit
As of March 31, 2024, the Company had $19.8 million of letters of credit outstanding, primarily under its $20.0 million uncommitted letter of credit facility to backstop bank guarantees for the same amount. The bank guarantees primarily serve as security for the newly constructed manufacturing building in Malaysia until the Company purchases the property. The Company pays interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letters of credit at a rate of between 1.65% and 2.25%, depending on the Company’s credit rating. The letters of credit include customary covenants, none of which are considered restrictive to the Company’s operations. The Company had letters of credit outstanding totaling $20.9 million as of December 31, 2023.
Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Cost of revenue	$0.1	$0.1
Research and development expenses	2.1	2.8
Selling, general and administrative expenses	12.0	9.2
Total	$14.2	$12.1
Note 14. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Three Months Ended March 31, 2024
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(14.5)	$(0.3)	$22.8	$8.0
Other comprehensive loss before reclassifications	(6.6)	—	(8.5)	(15.1)
Amounts reclassified to net income	—	—	6.6	6.6
Balance at the end of period	$(21.1)	$(0.3)	$20.9	$(0.5)

	Three Months Ended March 31, 2023
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(17.0)	$—	$37.0	$20.0
Other comprehensive (loss) income before reclassifications	1.7	—	(1.4)	0.3
Amounts reclassified to net income	—	—	(4.4)	(4.4)
Balance at the end of period	$(15.3)	$—	$31.2	$15.9
Note 15. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2024 was 6.2%, compared with 3.4% for the three months ended March 31, 2023. The increase in the effective tax rate primarily resulted from changes in the distribution of income among the jurisdictions in which we operate and a corresponding reduction to available net operating loss carryforwards to reduce taxable income. The Company had a full valuation allowance against its net deferred tax assets in the United Kingdom and the United States at March 31, 2024 and December 31, 2023 because management determined that it is more-likely-than-not that these net deferred tax assets will not be realized. These valuation allowances are based on the weighting of positive and negative evidence, including a history of cumulative tax losses in prior years.

Note 16. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except share and per share data)	2024	2023
Net income	$51.5	$23.8
Add back interest expense, net of tax	2.6	—
Net income, diluted	$54.1	$23.8

Weighted average number of common shares outstanding, basic (in thousands)	69,957	69,583
Convertible Notes	3,528	—
Stock options	174	394
Restricted stock units	82	119
Weighted average number of common shares outstanding, diluted (in thousands)	73,741	70,096

Earnings per share
Basic	$0.74	$0.34
Diluted	$0.73	$0.34
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Convertible Notes	—	3,528
Restricted stock units	459	238
Stock options	213	155
Total	672	3,921

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2023 and in this quarterly report.
Overview
Our mission is to improve the lives of people with diabetes. We are primarily engaged in the development, manufacture and sale of our proprietary Omnipod platform, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform includes: Classic Omnipod, its next generation Omnipod DASH, the most recent generation Omnipod 5, and our latest innovation, Omnipod GO, all of which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system, that integrates with continuous glucose monitors (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. The CGMs are sold separately by third parties. Omnipod GO, for which we are currently conducting a pilot program in the United States, is our basal-only Pod for individuals with type 2 diabetes aged 18 and older who require insulin.
Our financial objective is to sustain profitable growth. To achieve this, we launched Omnipod 5 in the United States in 2022, and in the United Kingdom and Germany in June and August 2023, respectively. Most recently, in April 2024, we launched our limited market release of Omnipod 5 in the Netherlands. We are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets.
We are also preparing for an expanded indication for Omnipod 5 for type 2 users. In March 2024, the last participant completed our type 2 pivotal trial. We expect to submit the results to the U.S. Food and Drug Administration (“FDA”) for an expanded indication by the end of 2024.
Additionally, we recently completed participant enrollment in our RADIANT study in France, the U.S, and Belgium, which is our Omnipod 5 with Libre 2 randomized controlled trial. Similar to the randomized control trial that we completed in the U.S. and France for Omnipod 5 with DexCom’s G6 CGM, the objective is to provide data to support our pricing and market access initiatives as we roll out Omnipod 5 with multiple sensors across our international markets.
We also continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In February 2024, we began our limited market release of Omnipod 5 with Dexcom’s G7 CGM in the United States, Similarly, in April 2024 we launched a limited market release of Omnipod 5 with Libre 2 Plus for individuals aged two years and older with type 1 diabetes in both the U.K. and the Netherlands, where we now offer sensor of choice (integration with either Abbott’s Freestyle Libre 2 Plus sensor or Dexcom’s G6 CGM). Additionally, we plan to launch a limited market release of Omnipod 5 with our iOS app for iPhone in the U.S. this year.
Finally, we continue to take steps to strengthen our global manufacturing capabilities. We are in the final stages of validating our manufacturing lines at our newly constructed manufacturing plant in Malaysia and expect to being producing salable product in 2024. This plant provides us with increased capacity to satisfy our growing demand, supports our international expansion strategy, and is expected to drive higher gross margins over time. We plan to begin production at this facility in 2024.
Results of Operations
Factors Affecting Operating Results
Our Pods are intended to be used continuously for up to three days, after which it may be replaced with a new disposable Pod. The unique patented design of the Omnipod allows us to provide Pod therapy at a relatively low or no up-front investment in regions where reimbursement allows for it and our pay-as-you-go pricing model reduces the risk to third-party payors. As we grow our customer base, we expect to generate an increasing portion of our revenues through recurring sales of our disposable Pods, which provide recurring revenue.
We continue to experience challenges stemming from the global supply chain disruption; however, while there is no guarantee of future performance, to date we have been able to successfully mitigate this disruption and ensure uninterrupted supply to our customers by increasing our inventory levels and taking other measures. While our mitigation efforts and inflation have and are expected to continue to negatively impact gross margins and net income throughout the year, we intend to continue to work to improve productivity to help offset these costs.

Revenue

	Three Months Ended March 31,
(dollars in millions)	2024	2023	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$317.7	$259.0	22.7%	—%	22.7%
International Omnipod	115.3	98.6	16.9%	2.1%	14.8%
Total Omnipod	433.0	357.6	21.1%	0.6%	20.5%
Drug Delivery	8.7	0.5	1,640.0%	—%	1,640.0%
Total revenue	$441.7	$358.1	23.3%	0.5%	22.8%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended March 31, 2024 increased $83.6 million, or 23.3%, to $441.7 million, compared with $358.1 million for the three months ended March 31, 2023. Constant currency revenue growth of 22.8% was primarily driven by higher volume and, to a lesser extent, favorable sales channel mix and increased drug delivery revenue.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $58.7 million, or 22.7%, to $317.7 million for the three months ended March 31, 2024, compared with $259.0 million for the three months ended March 31, 2023. This increase primarily resulted from higher volume through the pharmacy channel driven by growing our customer base and, to a lesser extent, a higher average selling price. These increases were partially offset by a decrease in estimated inventory days-on-hand at distributors, and lower conversions to Omnipod 5. We experienced a significant benefit from conversions to Omnipod 5 in the prior year following the launch of the product in the latter half of 2022 since users generally fill both their Omnipod 5 starter kit and their first month of refills simultaneously.
Revenue from the sale of Omnipod products in the U.S. for the three months ended March 31, 2024 included $111.8 million of related party revenue, compared with $96.8 million for the three months ended March 31, 2023. The $15.0 million increase resulted from growth through the pharmacy channel.
For full year 2024, we expect strong U.S. revenue growth driven by continued volume growth of Omnipod 5, the benefits of our recurring revenue model and, to a lesser extent, higher average selling prices of Omnipod 5. We expect these increases to be partially offset by a decrease in estimated inventory days-on-hand at distributors and lower conversions from Classic Omnipod and Omnipod DASH to Omnipod 5 since the vast majority of U.S. conversions to Omnipod 5 occurred in 2023.
International
Revenue from the sale of Omnipod products in our international markets increased $16.7 million, or 16.9%, to $115.3 million for the three months ended March 31, 2024, compared with $98.6 million for the three months ended March 31, 2023. Excluding the 2.1% favorable impact of currency exchange, the remaining 14.8% increase in revenue was primarily due to higher volumes from the launch of Omnipod 5 in the U.K. and Germany, and to a lesser extent, a higher average selling price of Omnipod 5 compared with Omnipod DASH and Classic Omnipod. These increases were partially offset by higher attrition in the countries where we have not yet launched Omnipod 5 as we continue to be impacted by competition from AID systems.
For full year 2024, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and conversions to Omnipod 5 in the U.K. and Germany. We expect these increases to be partially offset by higher attrition in countries where we have not yet launched Omnipod 5.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue for the three months ended March 31, 2024 was $8.7 million, compared with $0.5 million for the three months ended March 31, 2023. The $8.2 million increase is driven by higher volume resulting from timing of production in the prior year. For full year 2024, we expect Drug Delivery revenue to decline $18 million to $22 million due to a lower forecast from our partner and a lower selling price.

Operating Expenses

	Three Months Ended March 31,
	2024		2023
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$134.9	30.5%	$117.6	32.8%
Research and development expenses	$50.2	11.4%	$50.1	14.0%
Selling, general and administrative expenses	$199.7	45.2%	$162.7	45.4%
Cost of Revenue
Cost of revenue for the three months ended March 31, 2024 increased $17.3 million, or 14.7%, to $134.9 million, compared with $117.6 million for the three months ended March 31, 2023. Gross margin was 69.5% for the three months ended March 31, 2024, compared with 67.2% for the three months ended March 31, 2023. The 230 basis point increase in gross margin was primarily driven by higher average selling prices and improved manufacturing efficiencies. These increases were partially offset by an $8.0 million, or 220 basis point warranty accrual reversal during the three months ended March 31, 2023 associated with the voluntary Medical Device Correction (“MDC”) notices we issued in 2022, which did not recur in the current period.
For full year 2024, we expect gross margin to be in the range of 68% to 69%. We anticipate gross margin to be relatively level due to higher average selling prices and improved manufacturing efficiencies, partially offset by $11.5 million of income associated with a reduction to our warranty accrual in 2023 associated with the voluntary MDC notices issued in 2022, which will not recur, and higher costs associated with our new product launches.
Research and Development Expenses
Research and development expenses of $50.2 million for the three months ended March 31, 2024 were level with the three months ended March 31, 2023. Research and development expenses as a percent of revenue declined to 11.4% for the three months ended March 31, 2024, compared with 14.0% for the three months ended March 31, 2023, primarily due to an increase in sustaining costs following the launch of Omnipod 5 in the United States and Europe, which are included in selling, general and administrative expenses. We expect research and development spending for the full year 2024 to increase compared with 2023 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2024 increased $37.0 million, or 22.7%, to $199.7 million, compared with $162.7 million for the three months ended March 31, 2023. This increase was primarily attributable to year-over-year headcount additions to support commercial operations and international growth, as well as our new organizational structure that is designed to accelerate innovation and commercialization. To a lesser extent, the increase was due to higher costs associated with the continued commercial rollout of Omnipod 5 in international markets, as well as higher legal fees and consulting costs to support our business growth. These increases were partially offset by a decrease in direct-to-consumer advertising spend.
We expect selling, general and administrative expenses to increase in 2024 compared with 2023 due to investments in our operating structure, primarily headcount additions, to facilitate continued growth, including customer support. We also plan to make additional investments to support the Omnipod platform, including market acceptance and access, and the phased launch of Omnipod 5 in our international markets.
Non-Operating Items
Interest Expense
Interest expense for the three months ended March 31, 2024 increased $1.3 million to $10.7 million, compared with $9.4 million for the three months ended March 31, 2023. This increase was primarily driven by fees paid associated with amending our Term Loan in January 2024, which is discussed in Note 9 to our consolidated financial statements.
Interest Income
Interest income for the three months ended March 31, 2024 increased $2.9 million to $9.4 million, compared with $6.5 million for the three months ended March 31, 2023. This increase was primarily driven by higher interest rates and increased average cash balances.
Income Tax Expense
Income tax expense was $3.4 million on pre-tax income of $54.9 million for the three months ended March 31, 2024, and $0.8 million on pre-tax income of $24.6 million for the three months ended March 31, 2023. Our effective tax rate was 6.2% and 3.4% for the three months ended March 31, 2024 and 2023, respectively. The 280 basis point increase in the effective tax rate primarily resulted from changes in the distribution of income among the jurisdictions in which we operate and a corresponding reduction to available net operating loss carryforwards that reduce taxable income.
As of March 31, 2024, we maintain a full valuation allowance against our net deferred tax assets in the U.S. and the U.K. Given our positive trend in earnings and anticipated future earnings, we believe there is a reasonable possibility that during 2024, sufficient positive evidence will exist to allow us to reach a conclusion that our valuation allowance will no longer be needed. A release of the valuation allowance would result in the recognition of approximately $200 million of deferred tax assets and a corresponding decrease to income tax expense in the period the release is recorded.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) and G20 international forum released the Model Global Anti-Base Erosion (GloBE) rules (“Model Rules”) under Pillar Two. These Model Rules set forth the common approach for a Global Minimum Tax at 15% for multinational enterprises with revenue greater than €750 million and is expected to be applicable to Insulet. In December 2022, Pillar Two was adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning in calendar year 2024. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where Insulet has business operations, with widespread implementation of the Global Minimum Tax in calendar years 2024 and 2025. While we currently do not expect the Model Rules for Pillar Two and related legislation to have a significant impact on our financial statements, we are continuing to evaluate their potential impact.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$51.5	$23.8
Interest expense, net	1.3	2.9
Income tax expense	3.4	0.8
Depreciation and amortization	18.8	17.2
Stock-based compensation	14.2	12.1
Voluntary medical device corrections(1)	—	(8.0)
Adjusted EBITDA	$89.2	$48.8

(1) Represents income resulting from an adjustment to estimated costs associated with the voluntary MDC notices issued in the fourth quarter of 2022, which is included in cost of revenue. Refer to Note 8 to our consolidated financial statements for additional information.

Non-GAAP Financial Measures
Management uses the non-GAAP financial measures described below.
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
Adjusted EBITDA represents net income plus net interest expense, income tax expense, depreciation and amortization, stock-based compensation expense and other significant transactions or events, such as legal settlements, medical device corrections, gains (losses) on investments, and loss on extinguishment of debt, that affect the period-to-period comparability of our performances, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our performance, and we believe that it is helpful to investors and other interested parties as a measure of our comparative performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results.
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
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(in millions)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$751.2	$704.2
Current portion of long-term debt	$38.9	$49.4
Long-term debt, net	$1,362.6	$1,366.4
Total debt, net	$1,401.5	$1,415.8
Total stockholders’ equity	$790.7	$732.7
Debt-to-total capital ratio	64%	66%
Net debt-to-total capital ratio	30%	33%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of March 31, 2024, the following Convertible Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Credit Agreement
We have a $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2028. At March 31, 2024, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a term loan, which matures in 2028, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Additional information regarding our debt is provided in Note 9 to the consolidated financial statements.
Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$87.6	$0.5
Investing activities	(24.0)	(42.1)
Financing activities	(14.1)	(12.1)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(0.1)
Net decrease in cash, cash equivalents and restricted cash	$47.0	$(53.8)
Operating Activities
Net cash provided by operating activities of $87.6 million for the three months ended March 31, 2024 was primarily attributable to net income, as adjusted for depreciation and amortization, and stock-based compensation expense. The working capital cash outflow was negligible as the $55.5 million increase in accounts payable and $36.6 million decrease in accounts receivable were almost entirely offset by a $62.3 million decrease in accrued expenses and other liabilities and a $29.6 million increase in inventories. The increase in accounts payable was primarily driven by the timing of payments. The decrease in accounts receivable was primarily due to a decrease in revenue compared to the fourth quarter of 2023 driven by seasonality. The decrease in accrued expenses and other liabilities was primarily driven by the annual payout of cash bonuses for performance in the prior year and a decrease in accrued rebates mainly due to lower revenue subject to pharmacy rebates during the three months ended March 31, 2024. Finally, the increase in inventories was primarily driven by a planned inventory build, primarily raw materials, to satisfy demand and mitigate supply chain risk.

Investing Activities
Net cash used in investing activities was $24.0 million for the three months ended March 31, 2024, compared with $42.1 million for the three months ended March 31, 2023.
Capital Spending—Capital expenditures were $22.1 million and $10.5 million for the three months ended March 31, 2024 and 2023, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2024 to increase compared with 2023 given the timing of spending on machinery, equipment and tooling for our new Malaysia manufacturing facility and to support continuous improvement efforts in our other manufacturing locations. To a lesser extent, we expect capital expenditures to increase due to investments in our information technology infrastructure. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $1.9 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions and Investments—During the three months ended March 31, 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. We also paid a purchase price holdback of $3.0 million associated with our 2022 acquisition of substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies used in the production of our product from Dynalloy, Inc. Additionally, during the three months ended March 31, 2023, we made a $2.0 million strategic investment in a private company.
Financing Activities
Net cash used in financing activities was $14.1 million for the three months ended March 31, 2024, compared with $12.1 million for three months ended March 31, 2023.
Debt Repayments—During the three months ended March 31, 2024, we made $9.1 million in aggregate principal payments on our equipment financings, term loan, and mortgage, compared with $6.7 million during the three months ended March 31, 2023.
Finance Lease Repayments—During the three months ended March 31, 2024, we made $5.8 million in finance lease repayments associated with our Malaysia manufacturing facility.
Proceeds from Option Exercises—Proceeds from option exercises were $5.8 million and $6.0 million for the three months ended March 31, 2024 and 2023, respectively.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $5.0 million and $11.4 million for the three months ended March 31, 2024 and 2023, respectively. The $6.4 million decrease was primarily driven by a lower fair market value of the restricted stock units that vested during the period.
Off-Balance Sheet Arrangements
As of March 31, 2024, we had $19.8 million of letters of credit outstanding, primarily under our $20.0 million uncommitted letter of credit facility to backstop bank guarantees for the same amount. The bank guarantees primarily serve as security for our newly constructed manufacturing building in Malaysia until we purchase the property. We pay interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letters of credit at a rate of between 1.65% and 2.25%, depending on our credit rating. The letters of credit include customary covenants, none of which are considered restrictive to our operations. We had letters of credit outstanding totaling $20.9 million as of December 31, 2023.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for revenue recognition, income taxes, product warranty and inventory reserves are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Accounting Standards Issued and Not Yet Adopted
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
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:
•our dependence on a principal product platform;
•the impact of competitive products, technological change and product innovation;
•our ability to maintain an effective sales force and expand our distribution network;
•our ability to maintain and grow our customer base;
•our ability to scale the business to support revenue growth;
•our ability to secure and retain adequate coverage or reimbursement from third-party payors; the impact of healthcare reform laws;
•our ability to design, develop, manufacture and commercialize future products;
•unfavorable results of clinical studies, including issues with third parties conducting any studies, or future publication of articles or announcement of positions by diabetes associations or other organizations that are unfavorable;
•our ability to protect intellectual property and other proprietary rights;
•potential conflicts with the intellectual property of third parties;
•our inability to maintain or enter into new license or other agreements with respect to continuous glucose monitors, data management systems or other rights necessary to sell our current product and/or commercialize future products;
•worldwide macroeconomic and geopolitical uncertainty as well as risks associated with public health crises and pandemics, including government actions and restrictive measures implemented in response, supply chain disruptions, delays in clinical trials, and other impacts to the business, our customers, suppliers, and employees;
•international business risks, including regulatory, commercial and logistics risks;
•the potential violation of anti-bribery/anti-corruption laws; the concentration of manufacturing operations and storage of inventory in a limited number of locations;
•supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;
•failure to retain key suppliers or other manufacturing issues;
•challenges to future development of our non-insulin drug delivery product line;
•failure of our contract manufacturer or component suppliers to comply with the U.S. Food and Drug Administration’s quality system regulations;
•extensive government regulation applicable to medical devices as well as complex and evolving privacy and data protection laws;
•adverse regulatory or legal actions relating to current or future Omnipod products;
•potential adverse impacts resulting from a recall, discovery of serious safety issues, or product liability lawsuits relating to off-label use;
•breaches or failures of our product or information technology systems, including by cyberattack;
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our market price sensitive instruments and foreign currency exchange risk.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were not effective due to the material weakness identified in the fourth quarter of 2023 described below.
Material Weakness in Internal Control Over Financial Reporting
As previously disclosed in "Part II. Item 9A. Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2023, our chief executive officer and chief financial officer concluded that our internal control over financial reporting was not effective, due to a material weakness relating to information technology general controls (“ITGCs”). Specifically, the Company did not design and maintain effective ITGCs around systems that support the Company’s financial reporting outside of North America. Automated and manual business process controls that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely affected to the extent that they rely upon information and configurations from the affected systems.
Remediation Activities
Management has been actively engaged in remediating the deficiencies described above. The following remedial actions were taken during the quarter ended March 31, 2024:
•Designed ITGCs over the system used by an outsourced provider, and
•Implemented enhanced procedures related to security access controls over the Company’s enterprise resource planning (“ERP”) system.
As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Management believes that these actions will remediate the material weakness; however, the material weakness will not be considered remediated until management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
In connection with our initiative to integrate and enhance our global information technology systems and business processes, we implemented our new ERP system in North America. The implementation was completed during the first quarter of 2024. As a result of this implementation, we modified certain existing internal controls over financial reporting as well as implemented new controls and procedures related to the ERP system as of March 31, 2024.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is provided in Note 12 to the condensed consolidated financial statements in this Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
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
Item 6. Exhibits

Number	Description
10.1*	Offer Letter between Ana Maria Chadwick and Insulet Corporation dated March 4, 2024

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2024 and December 31, 2023

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2024 and 2023

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2024 and 2023

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

++	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	May 9, 2024	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	May 9, 2024	/s/ Ana M. Chadwick
Ana M. Chadwick
Chief Financial Officer, Executive Vice President (Principal Financial Officer)