Form 10-Q
period 2024-06-30
INSULET CORP
filed 2024-08-09
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of August 1, 2024, the registrant had 70,115,482 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$821.0	$704.2
Accounts receivable trade, less allowance for credit losses of $2.8 and $2.5	249.0	240.2
Accounts receivable trade, net — related party	99.6	119.5
Inventories	430.9	402.6
Prepaid expenses and other current assets	148.3	116.4
Total current assets	1,748.8	1,582.9
Property, plant and equipment, net	677.9	664.9
Other intangible assets, net	98.5	98.7
Goodwill	51.7	51.7
Deferred tax assets	141.1	1.8
Other assets (includes $23.4 and $31.3 at fair value)	163.6	188.2
Total assets	$2,881.6	$2,588.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$76.8	$19.2
Accrued expenses and other current liabilities	365.0	373.7
Accrued expenses and other current liabilities — related party	6.3	8.9
Current portion of long-term debt	37.9	49.4
Total current liabilities	486.0	451.2
Long-term debt, net	1,359.9	1,366.4
Other liabilities	37.3	37.9
Total liabilities	1,883.2	1,855.5
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,112,039 and 69,907,289 issued and outstanding	0.1	0.1
Additional paid-in capital	1,140.6	1,102.6
Accumulated deficit	(137.9)	(378.0)
Accumulated other comprehensive (loss) income	(4.4)	8.0
Total stockholders’ equity	998.4	732.7
Total liabilities and stockholders’ equity	$2,881.6	$2,588.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2024	2023	2024	2023
Revenue	$341.2	$287.3	$671.1	$548.6
Revenue from related party	147.3	109.2	259.1	206.0
Total revenue	488.5	396.5	930.2	754.6
Cost of revenue	157.6	131.6	292.5	249.2
Gross profit	330.9	264.9	637.7	505.4
Research and development expenses	53.9	55.1	104.1	105.2
Selling, general and administrative expenses	222.4	178.7	422.1	341.4
Operating income	54.6	31.1	111.5	58.8
Interest expense, net	(11.0)	(9.7)	(21.7)	(19.1)
Interest income	9.3	7.3	18.7	13.8
Other expense, net	(1.8)	(0.2)	(2.5)	(0.4)
Income before income taxes	51.1	28.5	106.0	53.1
Income tax benefit (expense)	137.5	(1.2)	134.1	(2.0)
Net income	$188.6	$27.3	$240.1	$51.1

Earnings per share:
Basic	$2.69	$0.39	$3.43	$0.73
Diluted	$2.59	$0.39	$3.32	$0.73
Weighted-average number of common shares outstanding (in thousands):
Basic	70,062	69,741	70,010	69,662
Diluted	73,802	70,142	73,771	70,119
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$188.6	$27.3	$240.1	$51.1
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1.1)	(2.4)	(7.7)	(0.7)
Unrealized (loss) gain on cash flow hedges, net of tax	(2.8)	2.8	(4.7)	(3.0)
Other comprehensive (loss) income, net of tax	(3.9)	0.4	(12.4)	(3.7)
Comprehensive income	$184.7	$27.7	$227.7	$47.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2024	70,020	$0.1	$1,117.6	$(326.5)	$(0.5)	$790.7
Exercise of options to purchase common stock	41	—	1.1	—	—	1.1
Issuance of shares for employee stock purchase plan	40	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	17.0	—	—	17.0
Restricted stock units vested, net of shares withheld for taxes	11	—	(1.1)	—	—	(1.1)
Net income	—	—	—	188.6	—	188.6
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Balance at June 30, 2024	70,112	$0.1	$1,140.6	$(137.9)	$(4.4)	$998.4

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2023	69,694	$0.1	$1,047.3	$(560.5)	$15.9	$502.8
Exercise of options to purchase common stock	73	—	6.3	—	—	6.3
Issuance of shares for employee stock purchase plan	23	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	13.1	—	—	13.1
Restricted stock units vested, net of shares withheld for taxes	14	—	(1.5)	—	—	(1.5)
Net income	—	—	—	27.3	—	27.3
Other comprehensive income	—	—	—	—	0.4	0.4
Balance at June 30, 2023	69,804	$0.1	$1,070.7	$(533.2)	$16.3	$553.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2023	69,907	$0.1	$1,102.6	$(378.0)	$8.0	$732.7
Exercise of options to purchase common stock	96	—	6.9	—	—	6.9
Issuance of shares for employee stock purchase plan	40	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	31.2	—		31.2
Restricted stock units vested, net of shares withheld for taxes	69	—	(6.1)	—	—	(6.1)
Net income	—	—	—	240.1	—	240.1
Other comprehensive loss, net of tax	—	—	—	—	(12.4)	(12.4)
Balance at June 30, 2024	70,112	$0.1	$1,140.6	$(137.9)	$(4.4)	$998.4

Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2022	69,511	$0.1	$1,040.6	$(584.3)	$20.0	$476.4
Exercise of options to purchase common stock	183	—	12.3	—	—	12.3
Issuance of shares for employee stock purchase plan	23	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	25.2	—	—	25.2
Restricted stock units vested, net of shares withheld for taxes	87	—	(12.9)	—	—	(12.9)
Net income	—	—	—	51.1	—	51.1
Other comprehensive loss	—	—	—	—	(3.7)	(3.7)
Balance at June 30, 2023	69,804	$0.1	$1,070.7	$(533.2)	$16.3	$553.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$240.1	$51.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38.0	35.3
Stock-based compensation expense	31.2	25.2
Deferred income taxes	(139.2)	0.3
Non-cash interest expense	3.8	3.0
Provision for credit losses	0.6	2.0
Other	4.5	0.7
Changes in operating assets and liabilities:
Accounts receivable	(11.2)	(27.1)
Accounts receivable — related party	19.9	(18.2)
Inventories	(30.3)	(62.7)
Prepaid expenses and other assets	(15.7)	(19.8)
Accounts payable	56.4	74.5
Accrued expenses and other liabilities	(11.4)	(19.7)
Accrued expenses and other liabilities — related party	(2.6)	(0.1)
Net cash provided by operating activities	184.1	44.5
Cash flows from investing activities
Capital expenditures	(44.6)	(26.2)
Investments in developed software	(4.3)	(3.9)
Acquisition of intangible assets	—	(25.1)
Acquisition of a business	—	(3.0)
Cash paid for investments	—	(7.0)
Net cash used in investing activities	(48.9)	(65.2)
Cash flows from financing activities
Repayment of equipment financings	(12.2)	(9.9)
Repayment of financing lease	(5.9)	—
Repayment of term loan	(2.5)	(2.5)
Repayment of mortgage	(1.2)	(1.1)
Proceeds from exercise of stock options	6.9	12.3
Proceeds from issuance of common stock under employee stock purchase plan	6.0	5.5
Payment of withholding taxes in connection with vesting of restricted stock units	(6.1)	(12.9)
Other	—	(0.3)
Net cash used in financing activities	(15.0)	(8.9)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	116.8	(29.6)
Cash, cash equivalents and restricted cash at beginning of period	704.2	689.7
Cash, cash equivalents and restricted cash at end of period	$821.0	$660.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated income of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other subsequent interim period.
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
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $4.0 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively, and were $7.4 million and $5.8 million for the six months ended June 30, 2024 and 2023, respectively.
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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
U.S. Omnipod	$352.3	$276.8	$670.0	$535.8
International Omnipod	128.1	103.7	243.4	202.3
Total Omnipod products	480.4	380.5	913.4	738.1
Drug Delivery	8.1	16.0	16.8	16.5
Total revenue	$488.5	$396.5	$930.2	$754.6

The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Distributor A	29%	28%	27%	28%
Distributor B	22%	22%	26%	22%
Distributor C	23%	17%	22%	16%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2024	December 31, 2023
Accrued expenses and other current liabilities	$21.9	$15.4
Other liabilities	2.0	1.9
Total deferred revenue	$23.9	$17.3
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Deferred revenue recognized	$4.0	$2.3	$7.2	$12.2
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$17.7	$16.6
Other assets	34.7	32.0
Total capitalized contract acquisition costs, net	$52.4	$48.6
The Company recognized $4.4 million and $4.0 million of amortization of capitalized contract acquisition costs during the three months ended June 30, 2024 and 2023, respectively, and recognized $8.6 million and $8.0 million of amortization of capitalized contract acquisition costs during the six months ended June 30, 2024 and 2023, respectively.
Note 3. Accounts Receivable, Net
At the end of each period, accounts receivable were comprised of the following:

(in millions)	June 30, 2024	December 31, 2023
Accounts receivable trade, net	$242.6	$234.5
Unbilled receivable	6.4	5.7
Accounts receivable, net	$249.0	$240.2
The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	June 30, 2024	December 31, 2023
Distributor A	32%	35%
Distributor B	28%	25%
Distributor C	17%	18%

The following table presents the activity in the allowance for credit losses, which is comprised primarily of the Company’s direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Credit losses at beginning of year	$3.5	$3.1	$2.5	$2.5
Provision for expected credit losses	(0.6)	0.8	0.6	2.0
Write-offs charged against allowance	(0.1)	(0.9)	(0.3)	(1.6)
Recoveries of amounts previously reserved	—	0.1	—	0.2
Credit losses at the end of period	$2.8	$3.1	$2.8	$3.1
Note 4. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	June 30, 2024	December 31, 2023
Raw materials	$141.1	$118.2
Work in process	95.7	60.6
Finished goods	194.1	223.8
Total inventories	$430.9	$402.6
Amounts charged to the consolidated statements of income for excess and obsolete inventory, including related to the decision not to commercialize Omnipod GO, were $11.9 million and $0.2 million for the three months ended June 30, 2024 and 2023, and were $14.5 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively.
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	June 30, 2024	December 31, 2023
Short-term portion	$28.2	$26.4
Long-term portion	126.1	116.9
Total capitalized implementation costs	154.3	143.3
Less: accumulated amortization	(48.2)	(36.6)
Capitalized implementation costs, net	$106.1	$106.7
Amortization expense was $6.5 million and $5.0 million for the three months ended June 30, 2024 and 2023, respectively, and was $12.6 million and $9.3 million for the six months ended June 30, 2024 and 2023, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.7 million at both June 30, 2024 and December 31, 2023.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(32.2)	$11.0	$43.2	$(30.9)	$12.3
Internal-use software	47.5	(14.6)	32.9	43.1	(13.9)	29.2
Developed technology	27.4	(4.0)	23.4	27.4	(3.0)	24.4
Patents	36.2	(5.0)	31.2	36.2	(3.4)	32.8
Total intangible assets	$154.3	$(55.8)	$98.5	$149.9	$(51.2)	$98.7
Amortization expense for intangible assets was $2.4 million and $2.7 million for the three months ended June 30, 2024 and 2023, respectively, and was $4.8 million and $5.1 million for the six months ended June 30, 2024 and 2023, respectively.

Note 7. Investments
Equity Securities
Refer to “Assets Measured at Fair Value on a Non-Recurring Basis” in Note 10 for disclosures regarding investments in equity securities without readily determinable fair values.
Debt Securities
During the three months ended June 30, 2023, the Company made a strategic investment in debt securities of a privately held entity in the amount of $5.0 million, which is included in other assets on the consolidated balance sheets. The debt securities mature in December 2024 unless converted earlier. The amortized cost basis of the debt securities was $5.0 million at both June 30, 2024 and December 31, 2023. The amount of interest earned on the investment for the three and six months ended June 30, 2024 and 2023 was insignificant. Refer to Note 10 for the fair values.
Other
During the six months ended June 30, 2023, the Company made a strategic investment in a privately held entity in the amount of $2.0 million. The investment is a debt security with embedded derivatives and is accounted for by applying the fair value option, as this approach best reflects the underlying economics of the transaction. The fair value of the investment is calculated using a combination of the market approach and income approach methodologies and is reported within other assets on the consolidated balance sheets. During three and six months ended June 30, 2024, a $1.8 million unrealized loss on the investment was recorded in other expense, net in the consolidated statements of income. Refer to Note 10 for the fair values.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2024	December 31, 2023
Accrued rebates	$132.6	$144.0
Employee compensation and related costs	91.2	122.0
Professional and consulting services	50.3	34.1
Other	90.9	73.6
Accrued expenses and other current liabilities	$365.0	$373.7
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Product warranty liability at beginning of period	$11.3	$39.2	$10.3	$62.1
Warranty expense	5.7	3.3	11.2	8.8
Change in estimate	(0.4)	(0.8)	(0.4)	(8.8)
Warranty fulfillment	(5.0)	(20.4)	(9.5)	(40.8)
Product warranty liability at the end of period	$11.6	$21.3	$11.6	$21.3
During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the six months ended June 30, 2023, the Company revised the estimated liability for these MDCs by $8.8 million. This change in estimate primarily resulted from lower shipping costs for replacement DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers. The liability related to the MDCs included in product warranty liability at December 31, 2023 was insignificant and no amount was remaining as of June 30, 2024.

Note 9. Debt
The components of debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Equipment Financing due May 2024	$—	$2.7
Equipment Financing due November 2025	12.5	15.2
5.15% Mortgage due November 2025	62.1	63.3
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment Financing	10.5	12.7
Term Loan due May 2028	485.0	487.5
Revolving Credit Facility expires June 2028	—	—
Equipment Financing due July 2028	26.2	29.0
Finance lease obligation	16.2	22.9
Unamortized debt discount	(5.6)	(6.4)
Debt issuance costs	(9.1)	(11.1)
Total debt, net	1,397.8	1,415.8
Less: current portion	37.9	49.4
Total long-term debt, net	$1,359.9	$1,366.4
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Convertible Notes”) have an effective interest rate of 0.76%. The components of interest expense related to the Convertible Notes for the were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Contractual interest expense	$0.7	$0.7	$1.5	$1.5
Amortization of debt issuance costs	0.8	0.8	1.5	1.5
Total interest recognized on the Convertible Notes	$1.5	$1.5	$3.0	$3.0
As of June 30, 2024 and December 31, 2023, unamortized issuance costs associated with the Convertible Notes were $6.6 million and $8.2 million, respectively.
The Convertible Notes are convertible into cash, shares of the Company’s common stock, or the combination of cash and shares of common stock, at the Company’s election, at an initial conversion rate of 4.4105 shares of common stock per $1,000 principal amount of the notes, which is equivalent to a conversion price of $226.73 per share, subject to adjustment under certain circumstances. The notes will be convertible at the holder’s election, from June 1, 2026 through August 28, 2026 and prior to then under certain circumstances as set forth in the agreement. Additionally, on or after September 6, 2023, the Company may redeem for cash all or a portion of the Convertible Notes, if its stock price has been equal to or greater than $294.75 for at least 20 of the prior 30 consecutive trading days including the date which the Company provides notice of redemption.
Additional interest of 0.5% per annum is payable if the Company fails to timely file required documents or reports with the Securities and Exchange Commission (“SEC”). If the Company merges or consolidates with a foreign entity, the Company may be required to pay additional taxes. The Company determined that the higher interest payments and tax payments required in certain circumstances were embedded derivatives that should be bifurcated and accounted for at fair value. The Company assessed the value of the embedded derivatives at each balance sheet date and determined they had nominal value.
In conjunction with the issuance of the Convertible Notes, the Company purchased Capped Calls on the Company’s common stock with certain counterparties to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) if, at the time of conversion, its stock price exceeds the conversion price under the Convertible Notes. The Capped Calls have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction. The Capped Calls cover 3.5 million shares of common stock and are recorded within stockholders’ equity on the consolidated balance sheets.

Equipment Financing
In 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company is involved in the construction of the manufacturing equipment; accordingly, it is included in property, plant and equipment on the consolidated balance sheet at both June 30, 2024 and December 31, 2023. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following completion of construction.
Senior Secured Credit Agreement
In January 2024, the Company amended its Term Loan due May 2028 to bear interest at a rate of Secured Overnight Financing Rate (“SOFR”) plus 3.0%, with a 0% SOFR floor. At the same time, the Company amended its Revolving Credit Facility such that outstanding borrowings bear interest at a rate of SOFR plus an applicable margin of 2.375% to 3.0% based on the Company’s net leverage ratio and credit rating.
In August 2024, the Company amended its Term Loan to bear interest at a rate of SOFR plus 2.5% and extended the term to August 2031.
Carrying Value
At the end of each period, the carrying value of the Company’s debt was comprised of the following:

(in millions)	June 30, 2024	December 31, 2023
Term Loan	$477.7	$479.2
Convertible Notes	793.3	791.8
Equipment financings	49.0	59.3
Mortgage	61.6	62.6
Finance lease obligation	16.2	22.9
Total debt, net	$1,397.8	$1,415.8
Note 10. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan(1)	$487.1	$—	$—	$487.1
Convertible Notes(2)	—	875.8	—	875.8
Equipment financings(3)	—	—	49.0	49.0
Mortgage(3)	—	—	61.6	61.6
Total	$487.1	$875.8	$110.6	$1,473.5

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan(1)	$490.2	$—	$—	$490.2
Convertible Notes(2)	—	928.7	—	928.7
Equipment financings(3)	—	—	59.3	59.3
Mortgage(3)	—	—	62.6	62.6
Total	$490.2	$928.7	$121.9	$1,540.8
(1) Fair value was determined using quoted market prices.
(2) Fair value was determined using market prices obtained from third-party pricing sources.
(3) Fair value approximates carrying value and was determined using the cost basis.

Assets Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements at June 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$117.0	$—	$—	$117.0
Money market mutual funds(1)	598.5	—	—	598.5
Term deposits(1)	—	105.5	—	105.5
Interest rate swaps(2)	—	16.7	—	16.7
Debt securities(3)	—	—	4.7	4.7
Other investments(3)	—	—	2.0	2.0
Total assets	$715.5	$122.2	$6.7	$844.4

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$103.7	$—	$—	$103.7
Money market mutual funds(1)	547.0	—	—	547.0
Term deposits(1)	—	53.5	—	53.5
Interest rate swaps(2)	—	22.8	—	22.8
Debt securities(3)	—	—	4.7	4.7
Other investments(3)	—	—	3.8	3.8
Total assets	$650.7	$76.3	$8.5	$735.5
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
(3) Fair value is determined using industry standard valuation models and market-based unobservable inputs, including credit spread and risk free rate ranging from 3.8% to 5.6%.
Judgement is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized. There were no changes in the fair values of the Level 3 debt securities during the three and six months ended June 30, 2024 or the three and six months ended June 30, 2023.
Below is a reconciliation of changes in fair value of other investments for both the three and six months ended June 30, 2024. There were no changes in the fair value of other investments during the three and six months ended June 30, 2023.

(in millions)	Other Investments
Balance at beginning of both periods	$3.8
Purchases	—
Unrealized loss included in other expense, net	(1.8)
Balance at the end of both periods	$2.0

Assets Measured at Fair Value on a Non-Recurring Basis
As of June 30, 2024 and December 31, 2023, the total carrying value of the Company’s investments in equity securities without readily determinable fair values was $9.7 million and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy. As of both June 30, 2024 and December 31, 2023 cumulative gains were $0.8 million.

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
As of June 30, 2024, the Company estimates that $16.7 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of income over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income (loss) are recognized within interest expense, net in the consolidated statement of income.
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
Letters of Credit
As of June 30, 2024, the Company had $16.8 million of letters of credit outstanding, primarily under its $20.0 million uncommitted letter of credit facility to backstop bank guarantees for the same amount. The bank guarantees primarily serve as security for the newly constructed manufacturing building in Malaysia until the Company purchases the property. The Company pays interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letters of credit at a rate of between 1.65% and 2.25%, depending on the Company’s credit rating. The letters of credit include customary covenants, none of which are considered restrictive to the Company’s operations. The Company had letters of credit outstanding totaling $20.9 million as of December 31, 2023.
Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$0.3	$0.1	$0.4	$0.2
Research and development expenses	2.1	3.3	4.2	6.1
Selling, general and administrative expenses	14.6	9.7	26.6	18.9
Total	$17.0	$13.1	$31.2	$25.2

Note 14. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21.1)	$(0.3)	$20.9	$(0.5)	$(14.5)	$(0.3)	$22.8	$8.0
Other comprehensive loss before reclassifications (1)	(1.1)	—	(9.4)	(10.5)	(7.7)	—	(17.9)	(25.6)
Amounts reclassified to net income (1)	—	—	6.6	6.6	—	—	13.2	13.2
Balance at the end of period	$(22.2)	$(0.3)	$18.1	$(4.4)	$(22.2)	$(0.3)	$18.1	$(4.4)

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(15.3)	$—	$31.2	$15.9	$(17.0)	$—	$37.0	$20.0
Other comprehensive (loss) income before reclassifications	(2.4)	—	7.9	5.5	(0.7)	—	6.5	5.8
Amounts reclassified to net income	—	—	(5.1)	(5.1)	—	—	(9.5)	(9.5)
Balance at the end of period	$(17.7)	$—	$34.0	$16.3	$(17.7)	$—	$34.0	$16.3
(1) Presented net of income taxes, the amounts of which are insignificant.
Note 15. Income Taxes
The Company’s effective tax rate was 269.2% and 126.6% for the three and six months ended June 30, 2024, respectively. During the quarter ended June 30, 2024, the Company evaluated the potential realization of its deferred tax assets and determined that it is more likely than not it will realize substantially all of its net deferred tax assets. The Company weighted positive and negative evidence to assess the recoverability of its deferred tax assets, including cumulative income (loss) position, revenue growth, current profitability and expectations regarding future forecasted income. Accordingly, during the three and six months ended June 30, 2024, the Company recorded a tax benefit of $146.9 million and $153.5 million, respectively, from the release of the valuation allowance, of which $136.4 million relates to a discrete tax benefit arising from the expected realization of deferred tax assets in future years. The remainder relates to the tax effects of income generated during each period.In addition, during the three and six months ended June 30, 2024, the Company recorded a discrete tax benefit of $4.8 million associated with a U.S. federal research and development tax credit recovery project for tax years 2017 through 2021.
The Company’s effective tax rate was 4.2% and 3.8% for the three and six months ended June 30, 2023, respectively after consideration of the utilization of deferred tax assets, primarily operating loss carryforwards and the related impact to the valuation allowance.
At June 30, 2024, the Company maintains a $20.5 million partial valuation allowance, primarily related to certain state credit carryforward and state net operating loss carryforward deferred tax assets because the Company believes it is not more likely than not to realize the benefits of its state tax credits before expiration.

Note 16. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2024	2023	2024	2023
Net income	$188.6	$27.3	$240.1	$51.1
Add back interest expense, net of tax	2.5	—	4.9	—
Net income, diluted	$191.1	$27.3	$245.0	$51.1

Weighted average number of common shares outstanding, basic (in thousands)	70,062	69,741	70,010	69,662
Convertible Notes	3,528	—	3,528	—
Stock options	140	318	157	356
Restricted stock units	72	83	76	101
Weighted average number of common shares outstanding, diluted (in thousands)	73,802	70,142	73,771	70,119

Earnings per share
Basic	$2.69	$0.39	$3.43	$0.73
Diluted	$2.59	$0.39	$3.32	$0.73
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Convertible Notes	—	3,528	—	3,528
Restricted stock units	471	231	457	235
Stock options	286	157	249	156
Total	757	3,916	706	3,919

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
Overview
Our mission is to improve the lives of people with diabetes. We are primarily engaged in the development, manufacture and sale of our proprietary Omnipod platform, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform includes: the most recent generation Omnipod 5 and its predecessors Omnipod DASH and Classic Omnipod, all of which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system, that integrates with continuous glucose monitors (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. The CGMs are sold separately by third parties. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface.
Our financial objective is to sustain profitable growth. To achieve this, we launched Omnipod 5 in the United States in 2022, and in the United Kingdom and Germany in June and August 2023, respectively. Most recently, in June 2024, we launched our full market releases of Omnipod 5 in the Netherlands and France. We are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets.
In June 2024, we submitted our 510(k) for an expanded indication of Omnipod 5 for type 2 diabetes to the U.S. Food and Drug Administration (“FDA”) for 510(k) clearance. Due to the positive results of our Omnipod 5 type 2 pivotal trial and the learnings from our Omnipod GO pilot, we made a strategic decision to drive growth in the type 2 diabetes market with Omnipod 5 and, accordingly, during the second quarter, we decided not to move forward with the commercialization of Omnipod GO.
During the six months ended June 30, 2024, we completed participant enrollment in our RADIANT study in France, the U.S, and Belgium, which is our Omnipod 5 with Libre 2 randomized controlled trial. Similar to the randomized control trial that we completed in the U.S. and France for Omnipod 5 with DexCom’s G6 CGM, the objective is to provide data to support our pricing and market access initiatives as we roll out Omnipod 5 with multiple sensors across our international markets.
We also continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In June 2024, we began our full market release of Omnipod 5 with Dexcom’s G7 CGM in the United States. Similarly, in June 2024 we launched our full market release of Omnipod 5 with Libre 2 Plus for individuals aged two years and older with type 1 diabetes in both the U.K. and the Netherlands, where we now offer sensor of choice (integration with either Abbott’s Freestyle Libre 2 Plus sensor or Dexcom’s G6 CGM). Dexcom’s G6 CGM is also available in the UK and Germany. Additionally, in June 2024, we launched a limited market release of Omnipod 5 with our iOS app for iPhone in the United States.
Finally, we continue to take steps to strengthen our global manufacturing capabilities. During the three months ended June 30, 2024, we began producing sellable product at our newly constructed manufacturing plant in Malaysia. This plant provides us with increased capacity to satisfy our growing demand, supports our international expansion strategy, and is expected to drive higher gross margins over time.
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
During the three and six months ended June 30, 2024, we recorded a charge of $13.5 million related to certain inventory components which we no longer expect to utilize following the strategic decision to not move forward with the commercialization of Omnipod GO discussed above.

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
Revenue

	Three Months Ended June 30,
(dollars in millions)	2024	2023	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$352.3	$276.8	27.3%	—%	27.3%
International Omnipod	128.1	103.7	23.5%	(0.9)%	24.4%
Total Omnipod	480.4	380.5	26.3%	(0.2)%	26.5%
Drug Delivery	8.1	16.0	(49.4)%	—%	(49.4)%
Total revenue	$488.5	$396.5	23.2%	(0.2)%	23.4%

	Six Months Ended June 30,
(dollars in millions)	2024	2023	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$670.0	$535.8	25.0%	—%	25.0%
International Omnipod	243.4	202.3	20.3%	0.6%	19.7%
Total Omnipod	913.4	738.1	23.8%	0.2%	23.6%
Drug Delivery	16.8	16.5	1.8%	—%	1.8%
Total revenue	$930.2	$754.6	23.3%	0.2%	23.1%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended June 30, 2024 increased $92.0 million, or 23.2%, to $488.5 million, compared with $396.5 million for the three months ended June 30, 2023. Total revenue for the six months ended June 30, 2024 increased $175.6 million, or 23.3%, to $930.2 million, compared with $754.6 million for the six months ended June 30, 2023. Constant currency revenue growth of 23.4% and 23.1% for the three and six months ended June 30, 2024, respectively, was primarily driven by higher volume largely attributable to our growing customer base. A higher average selling price, in part due to growth in the pharmacy channel, also contributed to the increase in revenue for both periods, although to a lesser extent.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $75.5 million, or 27.3%, to $352.3 million for the three months ended June 30, 2024, compared with $276.8 million for the three months ended June 30, 2023. This increase primarily resulted from higher volume driven by growing our customer base, somewhat offset by a decrease in estimated inventory days-on-hand at distributors as we manage the transition from Omnipod G6 Pods to G7 Pods in the distribution channel. To a lesser extent, the revenue increase was driven by a higher average selling price, in part due to growth in the pharmacy channel. Revenue from the sale of Omnipod products in the U.S. for the three months ended June 30, 2024 included $147.3 million of related party revenue, compared with $109.2 million for the three months ended June 30, 2023. The $38.1 million increase resulted from growth through the pharmacy channel.
Revenue from the sale of Omnipod products in the U.S. increased $134.2 million, or 25.0%, to $670.0 million for the six months ended June 30, 2024, compared with $535.8 million for the six months ended June 30, 2023. This increase primarily resulted from higher volume through the pharmacy channel driven by growing our customer base, partially offset by a decrease in estimated inventory days-on-hand at distributors and lower conversions to Omnipod 5 since the vast majority of U.S. conversions to Omnipod 5 occurred in 2023. We experienced a benefit from conversions to Omnipod 5 in the prior year following the launch of the product in the latter half of 2022 since users generally fill both their Omnipod 5 starter kit and their first month of refills simultaneously. To a lesser extent, the revenue increase was driven by a higher average selling price, in part due to growth in the pharmacy channel. Revenue from the sale of Omnipod products in the U.S. for the six months ended June 30, 2024 included $259.1 million of related party revenue, compared with $206.0 million for the six months ended June 30, 2023. The $53.1 million increase resulted from growth through the pharmacy channel.
For full year 2024, we expect strong U.S. revenue growth primarily driven by continued volume growth of Omnipod 5 due to an increase in our customer base and the benefits of our recurring revenue model, partially offset by a decrease in estimated inventory days-on-hand at distributors. A higher average selling price for Omnipod 5, due in part to growth in the pharmacy channel, is also expected to contribute to the year over year increase in revenue.

International
Revenue from the sale of Omnipod products in our international markets increased $24.4 million, or 23.5%, to $128.1 million for the three months ended June 30, 2024, compared with $103.7 million for the three months ended June 30, 2023. Excluding the 0.9% unfavorable impact of currency exchange, the remaining 24.4% increase in revenue was primarily due to higher volumes from the launch of Omnipod 5 in the U.K. and Germany, including the favorable impact of conversions to Omnipod 5 as users in these countries generally obtain both their starter kit and refills simultaneously. A higher average selling price for Omnipod 5, compared with Omnipod DASH and Classic Omnipod, was largely offset by the timing of revenue recognition related to deferrals associated with our DASH MDC and a technology upgrade program in prior year.
Revenue from the sale of Omnipod products in our international markets increased $41.1 million, or 20.3%, to $243.4 million for the six months ended June 30, 2024, compared with $202.3 million for the six months ended June 30, 2023. Excluding the 0.6% favorable impact of currency exchange, the remaining 19.7% increase in revenue was primarily due to higher volumes from the launch of Omnipod 5 in the U.K. and Germany, including the favorable impact of conversions to Omnipod 5. A higher average selling price for Omnipod 5 compared with Omnipod DASH and Classic Omnipod also contributed to the revenue increase, although to a lesser extent.
For full year 2024, we expect higher International Omnipod revenue primarily due to last year's Omnipod 5 launches in the U.K. and Germany.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Drug Delivery revenue for the three months ended June 30, 2024 was $8.1 million, compared with $16.0 million for the three months ended June 30, 2023. The $7.9 million decrease is driven by lower volume due to a decrease in orders from our partner. A reimbursement from our partner to cover a portion of our increased production costs in the prior year, which did not repeat in the current year, also contributed to the decrease, although to a lesser extent.
Drug Delivery revenue of $16.8 million for the six months ended June 30, 2024 was relatively level with $16.5 million for the six months ended June 30, 2023 as the increase in orders from our partner was offset by the reimbursement from our partner in the prior year, which did not repeat in the current year. For full year 2024, we expect Drug Delivery revenue to decline in the range of $14 million to $18 million due to a lower forecast from our partner and a lower selling price.
Costs and Expenses

	Three Months Ended June 30,
	2024		2023
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$157.6	32.3%	$131.6	33.2%
Research and development expenses	$53.9	11.0%	$55.1	13.9%
Selling, general and administrative expenses	$222.4	45.5%	$178.7	45.1%

	Six Months Ended June 30,
	2024		2023
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$292.5	31.4%	$249.2	33.0%
Research and development expenses	$104.1	11.2%	$105.2	13.9%
Selling, general and administrative expenses	$422.1	45.4%	$341.4	45.2%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2024 increased $26.0 million, or 19.8%, to $157.6 million, compared with $131.6 million for the three months ended June 30, 2023. Gross margin was 67.7% for the three months ended June 30, 2024, compared with 66.8% for the three months ended June 30, 2023. The 90 basis point increase in gross margin was primarily driven by pricing benefits in both the U.S. pharmacy channel and in our international markets and improved manufacturing efficiencies. These increases were partially offset by a $13.5 million charge related to certain components utilized in Omnipod GO, which we decided not to commercialize.
Cost of revenue for the six months ended June 30, 2024 increased $43.3 million, or 17.4%, to $292.5 million, compared with $249.2 million for the six months ended June 30, 2023. Gross margin was 68.6% for the six months ended June 30, 2024, compared with 67.0% for the six months ended June 30, 2023. The 160 basis point increase in gross margin was primarily driven by pricing benefits in both the U.S. pharmacy channel and in our international markets and improved manufacturing efficiencies. These increases were partially offset by the $13.5 million charge related to the discontinuance of Omnipod GO discussed above and an $8.8 million accrual reversal during the six months ended June 30, 2023 associated with the voluntary Medical Device Correction (“MDC”) notices we issued in 2022, which did not recur in the current period.
For full year 2024, we expect gross margin to be in the range of 68% to 69%. We anticipate gross margin to increase due to higher average selling prices and improved manufacturing efficiencies. These increases will be partially offset by the $13.5 million charge related to certain components utilized in Omnipod GO and $11.5 million of income in the prior year associated with a reduction to our MDC warranty accrual, which will not recur in the current year.
Research and Development Expenses
Research and development expenses of $53.9 million for the three months ended June 30, 2024 were relatively level with the three months ended June 30, 2023. Research and development expenses as a percent of revenue declined to 11.0% for the three months ended June 30, 2024, compared with 13.9% for the three months ended June 30, 2023, primarily due to an increase in sustaining costs following the launch of Omnipod 5 in the United States and Europe, which are included in selling, general and administrative expenses.
Research and development expenses of $104.1 million for the six months ended June 30, 2024 were relatively level with the six months ended June 30, 2023. Research and development expenses as a percent of revenue declined to 11.2% for the six months ended June 30, 2024, compared with 13.9% for the six months ended June 30, 2023, primarily due to an increase in sustaining costs following the launch of Omnipod 5 in the United States and Europe, which are included in selling, general and administrative expenses. We expect research and development spending for the full year 2024 to increase compared with 2023 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2024 increased $43.7 million, or 24.5%, to $222.4 million, compared with $178.7 million for the three months ended June 30, 2023. This increase was primarily attributable to year-over-year headcount additions due to an increase in sustaining costs, also to support commercial and international growth, as well as our new organizational structure that is designed to accelerate innovation and commercialization. To a much lesser extent, the increase was due to an increase in direct-to-consumer advertising spend and higher legal fees.
Selling, general and administrative expenses for the six months ended June 30, 2024 increased $80.7 million, or 23.6%, to $422.1 million, compared with $341.4 million for the six months ended June 30, 2023. This increase was primarily attributable to year-over-year headcount additions due to an increase in sustaining costs, also to support commercial and international growth, as well as our new organizational structure. To a lesser extent, the increase was due to higher legal fees and consulting costs to support our business growth, and higher costs associated with the continued commercial rollout of Omnipod 5 in international markets.
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
Non-Operating Items
Interest Expense
Interest expense for the three months ended June 30, 2024 increased $1.3 million to $11.0 million, compared with $9.7 million for the three months ended June 30, 2023. Interest expense for the six months ended June 30, 2024 increased $2.6 million to $21.7 million, compared with $19.1 million for the six months ended June 30, 2023. The increases for both periods were primarily associated with our equipment financings. The increase for the six months ended June 30, 2024 was also due to fees paid to amend our Term Loan in January 2024, which is discussed in Note 9 to our consolidated financial statements.
Interest Income
Interest income for the three months ended June 30, 2024 increased $2.0 million to $9.3 million, compared with $7.3 million for the three months ended June 30, 2023. Interest income for the six months ended June 30, 2024 increased $4.9 million to $18.7 million, compared with $13.8 million for the six months ended June 30, 2023. The increases for both the three and six months ended June 30, 2024 was primarily driven by higher interest rates and increased average cash balances.

Income Tax Expense
Our effective tax rate was a tax benefit of 269.2% and 126.6% for the three and six months ended June 30, 2024, respectively, compared with a tax provision of 4.2% and 3.8% for the three and six months ended June 30, 2023, respectively. The decreases in the effective tax rates for both periods were primarily due to tax benefits related to the release of the majority of our valuation allowance against deferred tax assets, which resulted in a non-cash tax benefit of $146.9 million and $153.5 million for the three and six months ended June 30, 2024, respectively. Additionally, both the three and six months ended June 30, 2024 include a $4.8 million discrete tax benefit associated with a U.S. federal research and development tax credit recovery project for tax years 2017 through 2021. These tax benefits were partially offset by higher pre-tax income in the current periods, compared with the prior year.
The amount of the deferred tax asset considered realizable can change if estimates of future taxable income are revised. Refer to Note 15 for additional information regarding the release of our valuation allowance.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) and G20 international forum released the Model Global Anti-Base Erosion (GloBE) rules (“Model Rules”) under Pillar Two. These Model Rules set forth the common approach for a Global Minimum Tax at 15% for multinational enterprises with revenue greater than €750 million and is expected to be applicable to Insulet. Pillar Two has been adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning 2024. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where Insulet has business operations, with widespread implementation of the Global Minimum Tax in calendar years 2024 and 2025. While we currently do not expect the Model Rules for Pillar Two and related legislation to have a significant impact on our financial statements, we are continuing to evaluate their potential impact.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$188.6	$27.3	$240.1	$51.1
Interest expense, net	1.7	2.4	3.0	5.3
Income tax (benefit) expense	(137.5)	1.2	(134.1)	2.0
Depreciation and amortization	19.2	18.1	38.0	35.3
Stock-based compensation	17.0	13.1	31.2	25.2
Voluntary medical device corrections(1)	—	(0.8)	—	(8.8)
Unrealized loss on investment(2)	1.8	—	1.8	—
Adjusted EBITDA	$90.8	$61.3	$180.0	$110.1

(1) Represents income resulting from an adjustment to estimated costs associated with the voluntary MDC notices issued in the fourth quarter of 2022, which is included in cost of revenue. Refer to Note 8 to our consolidated financial statements for additional information.

(2) Represents non-operating loss related to fair value adjustment of strategic debt investment.
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
Adjusted EBITDA represents net income plus net interest expense (income), income tax expense (benefit), depreciation and amortization, stock-based compensation expense and other significant transactions or events, such as legal settlements, medical device corrections, gains (losses) on investments, and loss on extinguishment of debt, that affect the period-to-period comparability of our performances, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our performance, and we believe that it is helpful to investors and other interested parties as a measure of our comparative performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results.
These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. In addition, the above definitions may differ from similarly titled measures used by others. Non-

GAAP financial measures exclude the effect of items that increase or decrease our reported results of operations; accordingly, we strongly encourage investors to review our consolidated financial statements in their entirety.
Liquidity and Capital Resources
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(in millions)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$821.0	$704.2
Current portion of long-term debt	$37.9	$49.4
Long-term debt, net	$1,359.9	$1,366.4
Total debt, net	$1,397.8	$1,415.8
Total stockholders’ equity	$998.4	$732.7
Debt-to-total capital ratio	58%	66%
Net debt-to-total capital ratio	24%	33%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of June 30, 2024, the following Convertible Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Credit Agreement
We have a $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2028. At June 30, 2024, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a term loan, which matures in 2028, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Additional information regarding our debt is provided in Note 9 to the consolidated financial statements.
Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$184.1	$44.5
Investing activities	(48.9)	(65.2)
Financing activities	(15.0)	(8.9)
Effect of exchange rate changes on cash and cash equivalents	(3.4)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$116.8	$(29.6)
Operating Activities
Net cash provided by operating activities of $184.1 million for the six months ended June 30, 2024 was primarily attributable to net income, as adjusted for deferred income taxes, depreciation and amortization, stock-based compensation expense. A $56.4 million increase in accounts payable was mostly offset by a $30.3 million increase in inventories, a $15.7 million increase in prepaid expenses and other assets and a $14.0 million decrease in accrued expenses and other liabilities. The increase in accounts payable was driven by the timing of payments. The increase in inventories was primarily due to a planned inventory build to satisfy our growing demand and, to a lesser extent, to mitigate supply chain risk. The increase in prepaid expenses and other assets was primarily driven by an increase in other receivables. Finally, the decrease in accrued expenses and other liabilities was primarily driven by the annual payout of cash bonuses for performance in the prior year and a decrease in accrued rebates mainly due to lower revenue subject to pharmacy rebates during the six months ended June 30, 2024.
Investing Activities
Net cash used in investing activities was $48.9 million for the six months ended June 30, 2024, compared with $65.2 million for the six months ended June 30, 2023.
Capital Spending—Capital expenditures were $44.6 million and $26.2 million for the six months ended June 30, 2024 and 2023, respectively, and primarily related to the purchase of equipment to increase our manufacturing capacity. We expect capital expenditures for 2024 to increase compared with 2023 given the timing of spending on machinery, equipment and tooling for our new Malaysia manufacturing facility and to support continuous improvement efforts in our other manufacturing locations. To a lesser extent, we expect capital expenditures to increase due to investments in our information technology infrastructure. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $4.3 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions and Investments—During the six months ended June 30, 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. We also paid a purchase price holdback of $3.0 million associated with our 2022 acquisition of substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies used in the production of our product from Dynalloy, Inc. Additionally, during the six months ended June 30, 2023, we made strategic investments in private companies in the amount of $7.0 million.
Financing Activities
Net cash used in financing activities was $15.0 million for the six months ended June 30, 2024, compared with $8.9 million for six months ended June 30, 2023.
Debt Repayments—During the six months ended June 30, 2024, we made $15.9 million in aggregate principal payments on our equipment financings, term loan, and mortgage, compared with $13.5 million during the six months ended June 30, 2023.
Finance Lease Repayments—During the six months ended June 30, 2024, we made $5.9 million in finance lease repayments associated with our Malaysia manufacturing facility.
Proceeds from Option Exercises and Shares Issued Under Employee Stock Purchase Plan ("ESPP")—Total proceeds from option exercises and issuance of shares under the ESPP were $12.9 million and $17.8 million for the six months ended June 30, 2024 and 2023, respectively. The $4.9 million decrease was primarily driven by option exercises by former executives in the prior year.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $6.1 million and $12.9 million for the six months ended June 30, 2024 and 2023, respectively. The $6.8 million decrease was primarily driven by a lower fair market value of the restricted stock units that vested during the period.
Off-Balance Sheet Arrangements
As of June 30, 2024, we had $16.8 million of letters of credit outstanding, primarily under our $20.0 million uncommitted letter of credit facility to backstop bank guarantees for the same amount. The bank guarantees primarily serve as security for our newly constructed manufacturing building in Malaysia until we purchase the property. We pay interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letters of credit at a rate of between 1.65% and 2.25%, depending on our credit rating. The letters of credit include customary covenants, none of which are considered restrictive to our operations. We had letters of credit outstanding totaling $20.9 million as of December 31, 2023.
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
•risks related to the conversion of outstanding Convertible Notes; and
•potential limitations on our ability to use our net operating loss carryforwards.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were not effective due to the material weakness identified in the fourth quarter of 2023 described below.
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
Remediation Activities
Management has been actively engaged in remediating the deficiencies described above. The following remedial actions were taken during the six months ended June 30, 2024:
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Addendum, dated as of May 15, 2024, to the Purchase Agreement by and between Insulet Corporation and NXP USA, Inc., dated October 12, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20, 2024).

10.2
Sixth Amendment to Credit Agreement, dated August 2, 2024, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2024)

10.3++*
Amendment No. 3, dated as of March 20, 2024, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021.

10.4++*
Amendment No. 4, dated as of June 27, 2024, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2024 and December 31, 2023

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2024 and 2023

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2024 and 2023

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023

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

INSULET CORPORATION (Registrant)

Date:	August 8, 2024	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	August 8, 2024	/s/ Ana M. Chadwick
Ana M. Chadwick
Chief Financial Officer, Executive Vice President (Principal Financial Officer)