Form 10-Q
period 2024-09-30
INSULET CORP
filed 2024-11-08
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of October 31, 2024, the registrant had 70,144,775 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Current Assets
Cash and cash equivalents	$902.6	$704.2
Accounts receivable trade, less allowance for credit losses of $2.8 and $2.5	261.7	240.2
Accounts receivable trade, net — related party	113.9	119.5
Inventories	444.9	402.6
Prepaid expenses and other current assets	137.8	116.4
Total current assets	1,860.9	1,582.9
Property, plant and equipment, net	702.9	664.9
Other intangible assets, net	99.6	98.7
Goodwill	51.7	51.7
Deferred tax assets	144.4	1.8
Other assets (includes $14.1 and $31.3 at fair value)	165.9	188.2
Total assets	$3,025.4	$2,588.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$40.3	$19.2
Accrued expenses and other current liabilities	414.2	373.7
Accrued expenses and other current liabilities — related party	9.7	8.9
Current portion of long-term debt	42.0	49.4
Total current liabilities	506.2	451.2
Long-term debt, net	1,356.3	1,366.4
Other liabilities	44.9	37.9
Total liabilities	1,907.4	1,855.5
Commitments and contingencies (Note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,141,692 and 69,907,289 issued and outstanding	0.1	0.1
Additional paid-in capital	1,158.6	1,102.6
Accumulated deficit	(60.4)	(378.0)
Accumulated other comprehensive income	19.7	8.0
Total stockholders’ equity	1,118.0	732.7
Total liabilities and stockholders’ equity	$3,025.4	$2,588.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2024	2023	2024	2023
Revenue	$372.6	$320.7	$1,043.7	$869.3
Revenue from related party	171.3	112.0	430.4	318.0
Total revenue	543.9	432.7	1,474.1	1,187.3
Cost of revenue	166.8	139.4	459.3	388.6
Gross profit	377.1	293.3	1,014.8	798.7
Research and development expenses	54.9	57.8	159.0	163.0
Selling, general and administrative expenses	234.1	180.7	656.2	522.1
Operating income	88.1	54.8	199.6	113.6
Interest expense, net	(12.3)	(10.4)	(34.0)	(29.5)
Interest income	10.5	8.6	29.2	22.4
Other (expense) income, net	(3.4)	0.7	(5.9)	0.3
Income before income taxes	82.9	53.7	188.9	106.8
Income tax (expense) benefit	(5.4)	(1.8)	128.7	(3.8)
Net income	$77.5	$51.9	$317.6	$103.0

Earnings per share:
Basic	$1.11	$0.74	$4.53	$1.48
Diluted	$1.08	$0.74	$4.40	$1.47
Weighted-average number of common shares outstanding (in thousands):
Basic	70,123	69,823	70,047	69,715
Diluted	73,951	73,624	73,830	70,111
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$77.5	$51.9	$317.6	$103.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	29.7	(6.1)	22.0	(6.8)
Unrealized loss on cash flow hedges, net of tax	(5.6)	(2.6)	(10.3)	(5.6)
Other comprehensive income (loss), net of tax	24.1	(8.7)	11.7	(12.4)
Comprehensive income	$101.6	$43.2	$329.3	$90.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2024	70,112	$0.1	$1,140.6	$(137.9)	$(4.4)	$998.4
Exercise of options to purchase common stock	21	—	0.8	—	—	0.8
Stock-based compensation expense	—	—	18.1	—	—	18.1
Restricted stock units vested, net of shares withheld for taxes	9	—	(0.9)	—	—	(0.9)
Net income	—	—	—	77.5	—	77.5
Other comprehensive income, net of tax	—	—	—	—	24.1	24.1
Balance at September 30, 2024	70,142	$0.1	$1,158.6	$(60.4)	$19.7	$1,118.0

Three Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2023	69,804	$0.1	$1,070.7	$(533.2)	$16.3	$553.9
Exercise of options to purchase common stock	19	—	0.1	—	—	0.1
Stock-based compensation expense	—	—	10.5	—	—	10.5
Restricted stock units vested, net of shares withheld for taxes	3	—	(0.2)	—	—	(0.2)
Net income	—	—	—	51.9	—	51.9
Other comprehensive loss	—	—	—	—	(8.7)	(8.7)
Balance at September 30, 2023	69,826	$0.1	$1,081.1	$(481.3)	$7.6	$607.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2023	69,907	$0.1	$1,102.6	$(378.0)	$8.0	$732.7
Exercise of options to purchase common stock	117	—	7.7	—	—	7.7
Issuance of shares for employee stock purchase plan	40	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	49.3	—		49.3
Restricted stock units vested, net of shares withheld for taxes	78	—	(7.0)	—	—	(7.0)
Net income	—	—	—	317.6	—	317.6
Other comprehensive income, net of tax	—	—	—	—	11.7	11.7
Balance at September 30, 2024	70,142	$0.1	$1,158.6	$(60.4)	$19.7	$1,118.0

Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2022	69,511	$0.1	$1,040.6	$(584.3)	$20.0	$476.4
Exercise of options to purchase common stock	202	—	12.4	—	—	12.4
Issuance of shares for employee stock purchase plan	23	—	5.5	—	—	5.5
Stock-based compensation expense	—	—	35.7	—	—	35.7
Restricted stock units vested, net of shares withheld for taxes	90	—	(13.1)	—	—	(13.1)
Net income	—	—	—	103.0	—	103.0
Other comprehensive loss	—	—	—	—	(12.4)	(12.4)
Balance at September 30, 2023	69,826	$0.1	$1,081.1	$(481.3)	$7.6	$607.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash flows from operating activities
Net income	$317.6	$103.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.3	54.0
Stock-based compensation expense	49.3	35.7
Deferred income taxes	(140.8)	0.3
Non-cash interest expense	5.4	4.6
Provision for credit losses	0.6	2.1
Unrealized loss (gain) on investments	3.8	(0.8)
Other	5.1	0.3
Changes in operating assets and liabilities:
Accounts receivable	(20.5)	(52.1)
Accounts receivable — related party	5.6	(15.2)
Inventories	(38.6)	(65.3)
Prepaid expenses and other assets	(16.8)	(24.5)
Accounts payable	20.0	41.5
Accrued expenses and other liabilities	31.8	16.2
Accrued expenses and other liabilities — related party	0.8	0.7
Net cash provided by operating activities	282.6	100.5
Cash flows from investing activities
Capital expenditures	(71.3)	(46.3)
Investments in developed software	(6.7)	(6.2)
Acquisition of intangible assets	—	(25.1)
Acquisition of a business	—	(3.0)
Cash paid for investments	(0.2)	(7.2)
Net cash used in investing activities	(78.2)	(87.8)
Cash flows from financing activities
Proceeds from issuance of term loan, net of issuance costs	130.0	—
Repayment of term loan	(136.0)	(3.8)
Proceeds from secured borrowing	32.6	—
Repayment of secured borrowing	(17.2)	—
Repayment of equipment financings	(15.5)	(14.8)
Repayment of financing lease	(6.0)	—
Repayment of mortgage	(1.8)	(1.7)
Proceeds from exercise of stock options	7.7	12.4
Proceeds from issuance of common stock under employee stock purchase plan	6.0	5.5
Payment of withholding taxes in connection with vesting of restricted stock units	(7.0)	(13.1)
Other	—	(0.3)
Net cash used in financing activities	(7.2)	(15.8)
Effect of exchange rate changes on cash and cash equivalents	1.2	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	198.4	(4.3)
Cash, cash equivalents and restricted cash at beginning of period	704.2	689.7
Cash, cash equivalents and restricted cash at end of period	$902.6	$685.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated income of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024, or for any other subsequent interim period.
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
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $4.5 million and $3.7 million for the three months ended September 30, 2024 and 2023, respectively, and were $11.9 million and $9.5 million for the nine months ended September 30, 2024 and 2023, respectively.
Advertising Costs
Advertising costs included in selling, general and administrative expenses were $28.3 million and $12.4 million for the three months ended September 30, 2024 and 2023, respectively, and were $60.1 million and $41.2 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
U.S. Omnipod	$395.6	$320.6	$1,065.6	$856.4
International Omnipod	138.0	101.4	381.4	303.7
Total Omnipod products	533.6	422.0	1,447.0	1,160.1
Drug Delivery	10.3	10.7	27.1	27.2
Total revenue	$543.9	$432.7	$1,474.1	$1,187.3
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Distributor A	30%	26%	28%	27%
Distributor B	25%	23%	27%	23%
Distributor C	19%	21%	22%	18%
Distributor D	*	11%	*	*
* Represents less than 10% of revenue for the period.
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2024	December 31, 2023
Accrued expenses and other current liabilities	$22.8	$15.4
Other liabilities	2.0	1.9
Total deferred revenue	$24.8	$17.3
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Deferred revenue recognized	$2.6	$3.0	$9.7	$15.2
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	September 30, 2024	December 31, 2023
Prepaid expenses and other current assets	$19.3	$16.6
Other assets	39.3	32.0
Total capitalized contract acquisition costs, net	$58.6	$48.6
The Company recognized $4.6 million and $4.1 million of amortization of capitalized contract acquisition costs during the three months ended September 30, 2024 and 2023, respectively, and recognized $13.2 million and $12.1 million of amortization of capitalized contract acquisition costs during the nine months ended September 30, 2024 and 2023, respectively.
Note 3. Accounts Receivable, Net
At the end of each period, accounts receivable were comprised of the following:

(in millions)	September 30, 2024	December 31, 2023
Accounts receivable trade, net	$251.3	$234.5
Unbilled receivable	10.4	5.7
Accounts receivable, net	$261.7	$240.2

The percentages of total net accounts receivable trade for customers that represent 10% or more of total net accounts receivable trade were as follows:

	September 30, 2024	December 31, 2023
Distributor A	34%	35%
Distributor B	26%	25%
Distributor C	14%	18%
The following table presents the activity in the allowance for credit losses, which is comprised primarily of the Company’s direct consumer receivable portfolio. The allowance for credit losses of other portfolios is insignificant.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Credit losses at beginning of year	$2.8	$3.1	$2.5	$2.5
Provision for expected credit losses	—	0.1	0.6	2.1
Write-offs charged against allowance	—	(0.7)	(0.3)	(2.3)
Recoveries of amounts previously reserved	—	—	—	0.2
Credit losses at the end of period	$2.8	$2.5	$2.8	$2.5
The Company outsources the insurance claim submissions process to a third-party service provider in one country in which it operates. Under this agreement, the Company transfers certain receivables in exchange for cash in advance. If the third-party service provider is unable to collect on the transferred receivables, the third-party service provider has recourse to the Company. This arrangement is accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. Receivables pledged as collateral of $17.8 million are included in accounts receivable on the consolidated balance sheet as of September 30, 2024. Liabilities associated with the secured borrowings of $17.8 million are included within accrued expenses and other current liabilities in the consolidated balance sheet at September 30, 2024. No amounts were outstanding as of December 31, 2023. The classification within current liabilities is based on the expected resolution of the underlying receivables. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows.
Note 4. Inventories
At the end of each period, inventories were comprised of the following:

(in millions)	September 30, 2024	December 31, 2023
Raw materials	$158.0	$118.2
Work in process	77.5	60.6
Finished goods	209.4	223.8
Total inventories	$444.9	$402.6
Amounts charged to the consolidated statements of income for excess and obsolete inventory were insignificant for both the three months ended September 30, 2024 and 2023, and were $15.0 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively. Following the strategic decision to not move forward with the commercialization of Omnipod GO, the Company recorded a charge of $13.5 million related to certain inventory components that it no longer expected to utilize, which is included in the provision for excess and obsolete inventory for the nine months ended September 30, 2024.
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	September 30, 2024	December 31, 2023
Short-term portion	$29.7	$26.4
Long-term portion	129.7	116.9
Total capitalized implementation costs	159.4	143.3
Less: accumulated amortization	(55.1)	(36.6)
Capitalized implementation costs, net	$104.3	$106.7

Amortization expense was $6.9 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively, and was $19.5 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.7 million at both September 30, 2024 and December 31, 2023.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	September 30, 2024			December 31, 2023
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(32.9)	$10.3	$43.2	$(30.9)	$12.3
Internal-use software	51.0	(15.1)	35.9	43.1	(13.9)	29.2
Developed technology	27.4	(4.4)	23.0	27.4	(3.0)	24.4
Patents	36.2	(5.8)	30.4	36.2	(3.4)	32.8
Total intangible assets	$157.8	$(58.2)	$99.6	$149.9	$(51.2)	$98.7
Amortization expense for intangible assets was $2.5 million and $2.6 million for the three months ended September 30, 2024 and 2023, respectively, and was $7.3 million and $7.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 7. Investments
Equity Securities
Refer to “Assets Measured at Fair Value on a Non-Recurring Basis” in Note 10 for disclosures regarding investments in equity securities without readily determinable fair values.
Debt Securities
During the three months ended June 30, 2023, the Company made a strategic investment in debt securities of a privately held entity in the amount of $5.0 million, which is included in other assets on the consolidated balance sheets. The debt securities mature in December 2024 unless converted earlier. The amortized cost basis of the debt securities was $5.0 million at both September 30, 2024 and December 31, 2023. The amount of interest earned on the investment for the three and nine months ended September 30, 2024 and 2023 was insignificant. Refer to Note 10 for the fair values.
Other
During the six months ended June 30, 2023, the Company made a strategic investment in a privately held entity in the amount of $2.0 million. The investment is a debt security with embedded derivatives and is accounted for by applying the fair value option, as this approach best reflects the underlying economics of the transaction. The fair value of the investment is calculated using a combination of the market approach and income approach methodologies and is reported within other assets on the consolidated balance sheets. Refer to Note 10 for the fair values and unrealized losses recorded.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2024	December 31, 2023
Accrued rebates	$155.3	$144.0
Employee compensation and related costs	114.7	122.0
Professional and consulting services	49.1	34.1
Other	95.1	73.6
Accrued expenses and other current liabilities	$414.2	$373.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Product warranty liability at beginning of period	$11.6	$21.3	$10.3	$62.1
Warranty expense	6.8	5.1	18.0	13.9
Change in estimate	—	(1.9)	(0.4)	(10.7)
Warranty fulfillment	(5.5)	(12.6)	(15.0)	(53.4)
Product warranty liability at the end of period	$12.9	$11.9	$12.9	$11.9
During the fourth quarter of 2022, the Company issued two voluntary medical device correction notices (“MDCs”), one for its Omnipod DASH PDM relating to its battery and the other for its Omnipod 5 Controller relating to its charging port and cable. During the nine months ended September 30, 2023, the Company revised the estimated liability for these MDCs by $10.7 million. This change in estimate primarily resulted from lower shipping costs for replacement DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers. The liability related to the MDCs included in product warranty liability at December 31, 2023 was insignificant and no amount was remaining as of September 30, 2024.
Note 9. Debt
The components of debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Equipment Financing due May 2024	$—	$2.7
Equipment Financing due November 2025	10.6	15.2
5.15% Mortgage due November 2025	61.5	63.3
0.375% Convertible Senior Notes due September 2026	800.0	800.0
Equipment Financing	14.0	12.7
Term Loan due August 2031	483.7	487.5
Revolving Credit Facility expires June 2028	—	—
Equipment Financing due July 2028	24.8	29.0
Finance lease obligation	18.7	22.9
Unamortized debt discount	(6.1)	(6.4)
Debt issuance costs	(8.9)	(11.1)
Total debt, net	1,398.3	1,415.8
Less: current portion	42.0	49.4
Total long-term debt, net	$1,356.3	$1,366.4
0.375% Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Convertible Notes”) have an effective interest rate of 0.76%. The components of interest expense related to the Convertible Notes for the were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Contractual interest expense	$0.8	$0.8	$2.3	$2.3
Amortization of debt issuance costs	0.7	0.7	2.2	2.2
Total interest recognized on the Convertible Notes	$1.5	$1.5	$4.5	$4.5

As of September 30, 2024 and December 31, 2023, unamortized issuance costs associated with the Convertible Notes were $5.9 million and $8.2 million, respectively.
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
Equipment Financing
In 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company is involved in the construction of the manufacturing equipment; accordingly, it is included in property, plant and equipment on the consolidated balance sheet at both September 30, 2024 and December 31, 2023. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following completion of construction.
Senior Secured Credit Agreement
In January 2024, the Company amended its Term Loan B (“Term Loa”) due May 2028 to bear interest at a rate of Secured Overnight Financing Rate (“SOFR”) plus 3.0%, with a 0% SOFR floor. At the same time, the Company amended its Revolving Credit Facility such that outstanding borrowings bear interest at a rate of SOFR plus an applicable margin of 2.375% to 3.0% based on the Company’s net leverage ratio and credit rating.
In August 2024, the Company amended its Term Loan to bear interest at a rate of SOFR plus 2.5% and extended the term to August 2031. At the same time, the Company amended its Revolving Credit Facility such that outstanding borrowings bear interest at a rate of SOFR plus an applicable margin of 2% to 2.5% based on the Company’s net leverage ratio.
Carrying Value
At the end of each period, the carrying value of the Company’s debt was comprised of the following:

(in millions)	September 30, 2024	December 31, 2023
Term Loan	$475.2	$479.2
Convertible Notes	794.1	791.8
Equipment financings	49.2	59.3
Mortgage	61.1	62.6
Finance lease obligation	18.7	22.9
Total debt, net	$1,398.3	$1,415.8

Note 10. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan(1)	$486.5	$—	$—	$486.5
Convertible Notes(2)	—	953.6	—	953.6
Equipment financings(3)	—	—	49.2	49.2
Mortgage(3)	—	—	61.1	61.1
Total	$486.5	$953.6	$110.3	$1,550.4

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan(1)	$490.2	$—	$—	$490.2
Convertible Notes(2)	—	928.7	—	928.7
Equipment financings(3)	—	—	59.3	59.3
Mortgage(3)	—	—	62.6	62.6
Total	$490.2	$928.7	$121.9	$1,540.8
(1) Fair value was determined using quoted market prices.
(2) Fair value was determined using market prices obtained from third-party pricing sources.
(3) Fair value approximates carrying value and was determined using the cost basis.

Assets Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements at September 30, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$109.1	$—	$—	$109.1
Money market mutual funds(1)	686.5	—	—	686.5
Term deposits(1)	—	107.0	—	107.0
Interest rate swaps(2)	—	9.4	—	9.4
Debt securities(3)	—	—	4.7	4.7
Other investments(3)	—	—	—	—
Total assets	$795.6	$116.4	$4.7	$916.7

	Fair Value Measurements at December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$103.7	$—	$—	$103.7
Money market mutual funds(1)	547.0	—	—	547.0
Term deposits(1)	—	53.5	—	53.5
Interest rate swaps(2)	—	22.8	—	22.8
Debt securities(3)	—	—	4.7	4.7
Other investments(3)	—	—	3.8	3.8
Total assets	$650.7	$76.3	$8.5	$735.5
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
Judgement is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized. There were no changes in the fair values of the Level 3 debt securities during the three and nine months ended September 30, 2024 or the three and nine months ended September 30, 2023.
Below is a reconciliation of changes in fair value of other investments for both the three and nine months ended September 30, 2024. There were no changes in the fair value of other investments during the three and nine months ended September 30, 2023.

(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Balance at beginning of period	$2.0	$3.8
Unrealized loss included in other expense, net	(2.0)	(3.8)
Balance at the end of period	$—	$—
Assets Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $9.9 million and $9.7 million as of September 30, 2024 and December 31, 2023, respectively, and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy. In response to the occurrence of an observable transaction in September 2024, $2.1 million of the September 30, 2024 carrying value was measured at fair value. As of both September 30, 2024 and December 31, 2023 cumulative gains were $0.8 million.

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
As of September 30, 2024, the Company estimates that $9.4 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of income over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income (loss) are recognized within interest expense, net in the consolidated statement of income.
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
Letters of Credit
As of September 30, 2024, the Company had $19.2 million of letters of credit outstanding, primarily under its $20.0 million uncommitted letter of credit facility to backstop bank guarantees for the same amount. The bank guarantees primarily serve as security for the newly constructed manufacturing building in Malaysia until the Company purchases the property. The Company pays interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letters of credit at a rate of between 1.65% and 2.25%, depending on the Company’s credit rating. The letters of credit include customary covenants, none of which are considered restrictive to the Company’s operations. The Company had letters of credit outstanding totaling $20.9 million as of December 31, 2023.
Note 13. Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Cost of revenue	$0.1	$0.1	$0.5	$0.3
Research and development expenses	2.3	3.5	6.5	9.6
Selling, general and administrative expenses	15.7	6.9	42.3	25.8
Total	$18.1	$10.5	$49.3	$35.7

Note 14. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(22.2)	$(0.3)	$18.1	$(4.4)	$(14.5)	$(0.3)	$22.8	$8.0
Other comprehensive loss before reclassifications (1)	29.7	—	(12.5)	17.2	22.0	—	(30.4)	(8.4)
Amounts reclassified to net income (1)	—	—	6.9	6.9	—	—	20.1	20.1
Balance at the end of period	$7.5	$(0.3)	$12.5	$19.7	$7.5	$(0.3)	$12.5	$19.7

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(17.7)	$—	$34.0	$16.3	$(17.0)	$—	$37.0	$20.0
Other comprehensive (loss) income before reclassifications	(6.1)	—	2.8	(3.3)	(6.8)	—	9.2	2.4
Amounts reclassified to net income	—	—	(5.4)	(5.4)	—	—	(14.8)	(14.8)
Balance at the end of period	$(23.8)	$—	$31.4	$7.6	$(23.8)	$—	$31.4	$7.6
(1) Income tax expense on cash flow hedges in other comprehensive income before reclassification for the three and nine months ended September 30, 2024 was $1.7 million and $3.1 million. There was no tax impact for the three and nine months ended September 30, 2023. Additionally, there is no income tax impact on currency translation adjustments.
Note 15. Income Taxes
The Company’s effective tax rate was 6.5% and a benefit of 68.2% for the three and nine months ended September 30, 2024, respectively. The tax rates for both periods varied from the U.S. statutory rate primarily due to the release of the valuation allowance against deferred tax assets. A determination was made in the prior quarter to release substantially all of the valuation allowance against deferred tax assets. During the three and nine months ended September 30, 2024, the Company recorded a tax benefit of $12.1 million and $165.6 million, respectively, in relation to the valuation allowance release, of which $136.1 million of the tax benefit recorded during the nine months ended September 30, 2024 relates to a discrete tax benefit arising from the expected realization of deferred tax assets in future years. Additionally, during the three and nine months ended September 30, 2024, the Company recorded discrete tax benefits of $2.7 million and $7.5 million, respectively, associated with a U.S. federal research and development tax credit recovery project for tax years 2017 through 2022.
The Company’s effective tax rate was 3.4% and 3.6% for the three and nine months ended September 30, 2023, respectively after considering the utilization of deferred tax assets, primarily operating loss carryforwards and the related impact to the valuation allowance.
At September 30, 2024, the Company maintains a $20.8 million partial valuation allowance, primarily related to certain state credit carryforward and state net operating loss carryforward deferred tax assets because the Company believes it is not more likely than not to realize the benefits of its state tax credits before expiration.

Note 16. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2024	2023	2024	2023
Net income	$77.5	$51.9	$317.6	$103.0
Add back interest expense, net of tax	2.3	2.5	7.1	—
Net income, diluted	$79.8	$54.4	$324.7	$103.0

Weighted average number of common shares outstanding, basic (in thousands)	70,123	69,823	70,047	69,715
Convertible Notes	3,528	3,528	3,528	—
Stock options	160	237	157	317
Restricted stock units	140	36	98	79
Weighted average number of common shares outstanding, diluted (in thousands)	73,951	73,624	73,830	70,111

Earnings per share
Basic	$1.11	$0.74	$4.53	$1.48
Diluted	$1.08	$0.74	$4.40	$1.47
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Convertible Notes	—	—	—	3,528
Restricted stock units	491	352	473	294
Stock options	231	160	243	157
Total	722	512	716	3,979
Note 17. Subsequent Event
The Company leases land and a manufacturing building in Malaysia, which are classified as finance leases. In October 2024, the Company exercised its option to purchase this property for approximately $18 million.

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
In June 2024, we submitted our 510(k) for an expanded indication of Omnipod 5 for type 2 diabetes to the U.S. Food and Drug Administration (“FDA”) for 510(k) clearance and in August 2024, we received FDA clearance for the expansion of Omnipod 5 for people with type 2 diabetes. Due to the positive results of our Omnipod 5 type 2 pivotal trial and the learnings from our Omnipod GO pilot, we made a strategic decision to drive growth in the type 2 diabetes market with Omnipod 5 and, accordingly, during the second quarter, we decided not to move forward with the commercialization of Omnipod GO.
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
We also continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In June 2024, we began our full market release of Omnipod 5 with Dexcom’s G7 CGM in the United States. Similarly, in June 2024 we launched our full market release of Omnipod 5 with Libre 2 Plus for individuals aged two years and older with type 1 diabetes in both the U.K. and the Netherlands, where we now offer sensor of choice (integration with either Abbott’s Freestyle Libre 2 Plus sensor or Dexcom’s G6 CGM). Omnipod 5 integration with Dexcom’s G6 CGM is also available in the U.K. and Germany. Additionally, in June 2024, we launched a limited market release in the U.S. of our Omnipod 5 app for iPhone compatible with Dexcom’s G6 CGM, and in October we launched our U.S. full market release.
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
Following our strategic decision to not move forward with the commercialization of Omnipod GO discussed above, we recorded a charge of $13.5 million related to certain inventory components that we no longer expect to utilize, which is included in our consolidated statement of income for the nine months ended September 30, 2024.

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
Revenue

	Three Months Ended September 30,
(dollars in millions)	2024	2023	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$395.6	$320.6	23.4%	—%	23.4%
International Omnipod	138.0	101.4	36.1%	1.3%	34.8%
Total Omnipod	533.6	422.0	26.4%	0.3%	26.1%
Drug Delivery	10.3	10.7	(3.7)%	—%	(3.7)%
Total revenue	$543.9	$432.7	25.7%	0.3%	25.4%

	Nine Months Ended September 30,
(dollars in millions)	2024	2023	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$1,065.6	$856.4	24.4%	—%	24.4%
International Omnipod	381.4	303.7	25.6%	0.9%	24.7%
Total Omnipod	1,447.0	1,160.1	24.7%	0.2%	24.5%
Drug Delivery	27.1	27.2	(0.4)%	—%	(0.4)%
Total revenue	$1,474.1	$1,187.3	24.2%	0.3%	23.9%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended September 30, 2024 increased $111.2 million, or 25.7%, to $543.9 million, compared with $432.7 million for the three months ended September 30, 2023. Total revenue for the nine months ended September 30, 2024 increased $286.8 million, or 24.2%, to $1,474.1 million, compared with $1,187.3 million for the nine months ended September 30, 2023. Constant currency revenue growth of 25.4% and 23.9% for the three and nine months ended September 30, 2024, respectively, was primarily driven by higher volume largely attributable to our growing customer base and, to a lesser extent, higher price.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $75.0 million, or 23.4%, to $395.6 million for the three months ended September 30, 2024, compared with $320.6 million for the three months ended September 30, 2023. This increase primarily resulted from higher volume driven by growing our customer base. To a lesser extent, the revenue increase was driven by a higher average selling price, due to a wholesale acquisition cost (“WAC”) increase implemented during the second quarter of 2024. Revenue from the sale of Omnipod products in the U.S. for the three months ended September 30, 2024 included $171.3 million of related party revenue, compared with $112.0 million for the three months ended September 30, 2023. The $59.3 million increase resulted from growth through the pharmacy channel.
Revenue from the sale of Omnipod products in the U.S. increased $209.2 million, or 24.4%, to $1,065.6 million for the nine months ended September 30, 2024, compared with $856.4 million for the nine months ended September 30, 2023. This increase primarily resulted from higher volume through the pharmacy channel driven by growing our customer base, partially offset by a decrease in estimated inventory days-on-hand at distributors and lower conversions to Omnipod 5. Inventory days-on-hand declined to more normal levels following an acceleration of orders by U.S. pharmacy wholesalers in advance of the implementation of our new ERP system on January 1, 2024. We experienced a benefit from conversions to Omnipod 5 in the prior year following the launch of the product in the latter half of 2022 since users generally fill both their Omnipod 5 starter kit and their first month of refills simultaneously. Conversions to Omnipod 5 declined since the vast majority of U.S. conversions to Omnipod 5 occurred in 2023. To a lesser extent, the revenue increase was driven by a higher average selling price resulting from our annual WAC increases and growth in the pharmacy channel. Revenue from the sale of Omnipod products in the U.S. for the nine months ended September 30, 2024 included $430.4 million of related party revenue, compared with $318.0 million for the nine months ended September 30, 2023. The $112.4 million increase resulted from growth through the pharmacy channel.
For full year 2024, we expect strong U.S. revenue growth primarily driven by continued volume growth of Omnipod 5 due to an increase in our customer base and the benefits of our recurring revenue model, partially offset by a decrease in estimated inventory days-on-hand at distributors. A higher average selling price for Omnipod 5, resulting from our annual WAC increases and growth in the pharmacy channel, is also expected to contribute to the year over year increase in revenue.

International
Revenue from the sale of Omnipod products in our international markets increased $36.6 million, or 36.1%, to $138.0 million for the three months ended September 30, 2024, compared with $101.4 million for the three months ended September 30, 2023. Excluding the 1.3% favorable impact of currency exchange, the remaining 34.8% increase in revenue was primarily due to higher volumes from the launches of Omnipod 5 in the U.K. and Germany in the prior year, driven by our growing customer base and, to a lesser extent, the favorable impact of conversions to Omnipod 5 as users generally obtain both their starter kit and refills simultaneously. A higher average selling price for Omnipod 5, compared with Omnipod DASH and Classic Omnipod, also contributed to the revenue increase.
Revenue from the sale of Omnipod products in our international markets increased $77.7 million, or 25.6%, to $381.4 million for the nine months ended September 30, 2024, compared with $303.7 million for the nine months ended September 30, 2023. Excluding the 0.9% favorable impact of currency exchange, the remaining 24.7% increase in revenue was primarily due to higher volumes from the launches of Omnipod 5 in the U.K. and Germany in the prior year, including the favorable impact of conversions to Omnipod 5. A higher average selling price for Omnipod 5 compared with Omnipod DASH and Classic Omnipod also contributed to the revenue increase, although to a lesser extent.
For full year 2024, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and conversions to Omnipod 5 primarily due to the launches of Omnipod 5 in the U.K. and Germany in the prior year.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Drug Delivery revenue of $10.3 million and $27.1 million for the three and nine months ended September 30, 2024, respectively, were level with the comparative prior year periods. An increase in orders from our partner during the nine months ended September 30, 2024 was offset by a reimbursement from our partner to cover a portion of our increased production costs in the prior year, which did not repeat in the current year. For full year 2024, we expect Drug Delivery revenue to continue to approximate prior year.
Costs and Expenses

	Three Months Ended September 30,
	2024		2023
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$166.8	30.7%	$139.4	32.2%
Research and development expenses	$54.9	10.1%	$57.8	13.4%
Selling, general and administrative expenses	$234.1	43.0%	$180.7	41.8%

	Nine Months Ended September 30,
	2024		2023
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$459.3	31.2%	$388.6	32.7%
Research and development expenses	$159.0	10.8%	$163.0	13.7%
Selling, general and administrative expenses	$656.2	44.5%	$522.1	44.0%
Cost of Revenue
Cost of revenue for the three months ended September 30, 2024 increased $27.4 million, or 19.7%, to $166.8 million, compared with $139.4 million for the three months ended September 30, 2023. Gross margin was 69.3% for the three months ended September 30, 2024, compared with 67.8% for the three months ended September 30, 2023. The 150 basis point increase in gross margin was primarily driven by pricing benefits in both the U.S. pharmacy channel and in our international markets and improved manufacturing efficiencies, partially offset by higher costs due to inflation.
Cost of revenue for the nine months ended September 30, 2024 increased $70.7 million, or 18.2%, to $459.3 million, compared with $388.6 million for the nine months ended September 30, 2023. Gross margin was 68.8% for the nine months ended September 30, 2024, compared with 67.3% for the nine months ended September 30, 2023. The 150 basis point increase in gross margin was primarily driven by pricing benefits in both the U.S. pharmacy channel and in our international markets and improved manufacturing efficiencies. This increase was partially offset by a $13.5 million charge related to certain components utilized in Omnipod GO, which we decided not to commercialize, a $10.7 million accrual reversal during the nine months ended September 30, 2023 associated with the voluntary Medical Device Correction (“MDC”) notices we issued in 2022, which did not recur in the current period and higher costs due to inflation.

For full year 2024, we expect gross margin to be approximately 69%. We anticipate gross margin to increase due to higher average selling prices and improved manufacturing efficiencies. These increases will be partially offset by the $13.5 million charge related to the discontinuance of Omnipod GO discussed above and $11.5 million of income in the prior year associated with a reduction to our MDC warranty accrual, which will not recur in the current year.
Research and Development Expenses
Research and development expenses of $54.9 million for the three months ended September 30, 2024 were relatively level with the three months ended September 30, 2023. Research and development expenses as a percent of revenue declined to 10.1% for the three months ended September 30, 2024, compared with 13.4% for the three months ended September 30, 2023, primarily due to an increase in sustaining costs following the launch of Omnipod 5 in the United States and Europe, which are included in selling, general and administrative expenses.
Research and development expenses of $159.0 million for the nine months ended September 30, 2024 were relatively level with the nine months ended September 30, 2023. Research and development expenses as a percent of revenue declined to 10.8% for the nine months ended September 30, 2024, compared with 13.7% for the nine months ended September 30, 2023, primarily due to an increase in sustaining costs following the launch of Omnipod 5 in the United States and Europe, which are included in selling, general and administrative expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2024 increased $53.4 million, or 29.6%, to $234.1 million, compared with $180.7 million for the three months ended September 30, 2023. This increase was primarily attributable to year-over-year headcount additions to support commercial and international growth, to sustain Omnipod 5 and due to a $15.9 million increase in advertising expense. To a lesser extent, the increase was a result of our new organizational structure that is designed to accelerate innovation and commercialization and higher legal fees.
Selling, general and administrative expenses for the nine months ended September 30, 2024 increased $134.1 million, or 25.7%, to $656.2 million, compared with $522.1 million for the nine months ended September 30, 2023. This increase was primarily attributable to year-over-year headcount additions to support commercial and international growth and sustain Omnipod 5 and as a result of our new organizational structure. To a lesser extent, the increase was due to an $18.9 million increase in advertising expense, higher legal fees to support our business growth, and higher costs associated with the continued commercial rollout of Omnipod 5 in international markets.
We expect selling, general and administrative expenses to increase in 2024 compared with 2023 due to investments in our operating structure, primarily headcount additions, particularly in the areas of sales and engineering, to facilitate continued growth. We also plan to make additional investments to support the Omnipod platform, including market acceptance, access and awareness, as well as to support the phased launch of Omnipod 5 in our international markets and to defend our intellectual property.
Non-Operating Items
Interest Expense
Interest expense for the three months ended September 30, 2024 increased $1.9 million to $12.3 million, compared with $10.4 million for the three months ended September 30, 2023. Interest expense for the nine months ended September 30, 2024 increased $4.5 million to $34.0 million, compared with $29.5 million for the nine months ended September 30, 2023. The increases for the three and nine months ended September 30, 2024 were primarily due to fees paid to amend our Term Loan.
Interest Income
Interest income for the three months ended September 30, 2024 increased $1.9 million to $10.5 million, compared with $8.6 million for the three months ended September 30, 2023. Interest income for the nine months ended September 30, 2024 increased $6.8 million to $29.2 million, compared with $22.4 million for the nine months ended September 30, 2023. The increases for both the three and nine months ended September 30, 2024 were primarily driven by increased average cash balances and higher interest rates.
Other (Expense) Income, net
During the three and nine months ended September 30, 2024, other expense, net was $3.4 million and $5.9 million, respectively, compared with other income, net of $0.7 million and $0.3 million for the three and nine months ended September 30, 2023. Other expense for the current periods was primarily driven by a $2.0 million and $3.8 million loss during the three and nine months ended September 30, 2024, respectively, resulting from fair value adjustments for a strategic debt investment.

Income Tax (Expense) Benefit
Our effective tax rate was 6.5% for the three months ended September 30, 2024, compared with 3.4% for the three months ended September 30, 2023. The increase in the effective tax rate was primarily due to changes in the distribution of income among the jurisdictions in which we operate and a corresponding reduction in available net operating loss carryforwards to reduce taxable income, partially offset by a $12.1 million non-cash tax benefit related to the valuation allowance release and a $2.7 million discrete tax benefit associated with a U.S. federal research and development tax credit recovery project for tax years 2017 through 2022.
Our effective tax rate was a benefit of 68.2% for the nine months ended September 30, 2024, compared with expense of 3.6% for the nine months ended September 30, 2023. The decrease in effective tax rate was primarily due to a $165.6 million non-cash tax benefit from releasing the majority of our valuation allowance against deferred tax assets and a $7.5 million discrete tax benefit associated with the research and development tax credit recovery project discussed above. The amount of the deferred tax asset considered realizable may change if estimates of future taxable income are revised. Refer to Note 15 for additional information regarding the release of our valuation allowance.
In 2021, the Organization for Economic Co-operation and Development (“OECD”) and G20 international forum released the Model Global Anti-Base Erosion (GloBE) rules (“Model Rules”) under Pillar Two. These Model Rules set forth the common approach for a Global Minimum Tax at 15% for multinational enterprises with revenue greater than €750 million and is expected to be applicable to Insulet. Pillar Two has been adopted by the Council of the European Union for implementation by European Union member states by December 31, 2023, with effect for tax years beginning 2024. Similar directives under Pillar Two are already adopted or expected to be adopted by taxing authorities in other countries where Insulet has business operations, with widespread implementation of the Global Minimum Tax in calendar years 2024 and 2025. While we do not expect the Pillar Two Model Rules and related legislation to have a significant impact on our financial statements for 2024, we continue to evaluate their potential impact on future years.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$77.5	$51.9	$317.6	$103.0
Interest expense, net	1.8	1.8	4.8	7.1
Income tax (benefit) expense	5.4	1.8	(128.7)	3.8
Depreciation and amortization	21.3	18.7	59.3	54.0
Stock-based compensation	18.1	10.5	49.3	35.7
Voluntary medical device corrections(1)	—	(1.9)	—	(10.7)
Unrealized loss on investment(2)	2.0	—	3.8	—
Adjusted EBITDA	$126.1	$82.8	$306.1	$192.9

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
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(in millions)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$902.6	$704.2
Current portion of long-term debt	$42.0	$49.4
Long-term debt, net	$1,356.3	$1,366.4
Total debt, net	$1,398.3	$1,415.8
Total stockholders’ equity	$1,118.0	$732.7
Debt-to-total capital ratio	56%	66%
Net debt-to-total capital ratio	20%	33%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As of September 30, 2024, the following Convertible Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$800.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Credit Agreement
We have a $300.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2028. At September 30, 2024, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B (“Term Loan”), which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Additional information regarding our debt is provided in Note 9 to the consolidated financial statements.
Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2024	2023
Cash provided by (used in):
Operating activities	$282.6	$100.5
Investing activities	(78.2)	(87.8)
Financing activities	(7.2)	(15.8)
Effect of exchange rate changes on cash and cash equivalents	1.2	(1.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$198.4	$(4.3)
Operating Activities
Net cash provided by operating activities of $282.6 million for the nine months ended September 30, 2024 was primarily attributable to net income, as adjusted for deferred income taxes, depreciation and amortization, stock-based compensation expense and a $17.7 million working capital outflow. The working capital outflow was driven by a $38.6 million increase in inventories, a $16.8 million increase in prepaid expenses and other assets and a $14.9 million increase in accounts receivable, partially offset by a

$32.6 million increase in accrued expenses and other liabilities and a $20.0 million increase in accounts payable. The increase in inventories was primarily due to a planned inventory build to satisfy our growing demand and, to a lesser extent, to mitigate supply chain risk. The increase in prepaid expenses and other assets was primarily driven by an increase in prepaid income taxes, cloud computing implementation costs and capitalized commissions. The increase in accounts receivable was primarily due to an increase in sales driven by our growing customer base. The increase in accrued expenses and other liabilities was primarily driven by an increase in accrued rebates due to higher revenue subject to pharmacy rebates and an increase in direct-to-consumer advertising spend, partially offset by the annual payout of cash bonuses for performance in the prior year. Finally, the increase in accounts payable was driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $78.2 million for the nine months ended September 30, 2024, compared with $87.8 million for the nine months ended September 30, 2023.
Capital Spending—Capital expenditures were $71.3 million for the nine months ended September 30, 2024, compared with $46.3 million for the nine months ended September 30, 2023. The $25.0 million increase primarily related to the purchase of machinery, equipment and tooling to increase our manufacturing capacity for our new Malaysia manufacturing facility and continuous improvements at our other owned manufacturing facility. We expect capital expenditures for 2024 to increase compared with 2023 given the timing of spending on machinery, equipment and tooling for our new Malaysia manufacturing facility, as well as the purchase of land and manufacturing facility in Malaysia. We also expect capital expenditure to increase due to investments in our information technology infrastructure and continuous improvements at our other owned manufacturing facility. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $6.7 million and $6.2 million for the nine months ended September 30, 2024 and 2023, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Acquisitions and Investments—During the nine months ended September 30, 2023, we paid Bigfoot Biomedical, Inc. $25.1 million, including transaction costs, to acquire patent assets related to pump-based AID technologies. We also paid a purchase price holdback of $3.0 million associated with our 2022 acquisition of substantially all the assets related to the manufacture and production of shape-memory alloy wire assemblies used in the production of our product from Dynalloy, Inc. Additionally, during the nine months ended September 30, 2023, we made strategic investments in private companies in the amount of $7.2 million.
Financing Activities
Net cash used in financing activities was $7.2 million for the nine months ended September 30, 2024, compared with $15.8 million for the nine months ended September 30, 2023.
Debt Issuance and Repayments—During the nine months ended September 30, 2024, we refinanced our Term Loan, which resulted in cash proceeds of $130.0 million, net of issuance costs, and the simultaneous repayment of $132.2 million of the Term Loan. Refer to Note 9 for more information regarding this refinancing. Additionally, during the nine months ended September 30, 2024, we made $21.1 million in aggregate principal payments on our equipment financings, Term Loan, and mortgage, compared with $20.3 million during the nine months ended September 30, 2023.
Proceeds and Repayments from Secured Borrowing—During the nine months ended September 30, 2024, we received $32.6 million of cash advances from a third-party to whom we outsource our insurance claim submissions process in a certain country. Additionally, we repaid $17.2 million of cash advances during the nine months ended September 30, 2024.
Finance Lease Repayments—During the nine months ended September 30, 2024, we made $6.0 million in finance lease repayments associated with our Malaysia manufacturing facility.
Proceeds from Option Exercises and Shares Issued Under Employee Stock Purchase Plan ("ESPP")—Total proceeds from option exercises and issuance of shares under the ESPP were $13.7 million and $17.9 million for the nine months ended September 30, 2024 and 2023, respectively. The $4.2 million decrease was primarily driven by option exercises by former executives in the prior year.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $7.0 million and $13.1 million for the nine months ended September 30, 2024 and 2023, respectively. The $6.1 million decrease was primarily driven by a lower fair market value of the restricted stock units that vested during the period.
Off-Balance Sheet Arrangements
As of September 30, 2024, we had $19.2 million of letters of credit outstanding, primarily under our $20.0 million uncommitted letter of credit facility to backstop bank guarantees for the same amount. The bank guarantees primarily serve as security for our newly constructed manufacturing building in Malaysia until we purchase the property. We pay interest on outstanding borrowings and commitment fees on the maximum amount available to be drawn under the letters of credit at a rate of between 1.65% and 2.25%, depending on our credit rating. The letters of credit include customary covenants, none of which are considered restrictive to our operations. We had letters of credit outstanding totaling $20.9 million as of December 31, 2023.

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
Accounting Standards Issued and Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires disclosure of incremental segment information on an annual and interim basis, including enhanced disclosures about significant segment expenses. We are required to comply with these new disclosure requirements beginning with our annual filing for 2024. The guidance is applied retrospectively. We do not plan to early adopt ASU 2023-07. ASU 2023-07 is not expected to impact the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 includes improvements to income tax disclosures primarily related to information about rate reconciliation and income taxes paid. The new guidance requires disclosure of specific categories and greater disaggregation of information in the rate reconciliation and adds a requirement to disaggregate income taxes paid by jurisdiction. The new guidance also requires disclosure of pretax income disaggregated between domestic and foreign, income tax expense (or benefit) disaggregated by federal, state, and foreign, and removes certain existing disclosure requirements. We are required to comply with these new disclosure requirements beginning with our annual filing for 2025. The guidance may be applied on a prospective basis or retrospective basis. We do not plan to early adopt the requirements of ASU 2023-09. ASU 2023-09 is not expected to impact the Company’s financial position or results of operations.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 requires disclosure, in the notes to the financial statements, of specified information about certain costs and expenses, including amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption, as well as a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires disclosure of the total amount of selling expenses and, in annual periods, an entity’s definition of selling expenses. We are required to comply with these new disclosure requirements beginning with our annual filing for 2027. The guidance may be applied prospectively or retrospectively. We do not plan to early adopt ASU 2024-03. ASU 2024-03 is not expected to impact the Company’s financial position or results of operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our interest rate, market price sensitive instruments and foreign currency exchange risk.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were not effective due to the material weakness identified in the fourth quarter of 2023 described below.

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
Remediation Activities
Management has been actively engaged in remediating the deficiencies described above. The following remedial actions were taken during the nine months ended September 30, 2024:
•Evaluated the design of ITGCs that have been implemented by an outsourced provider, and
•Implemented enhanced procedures related to security access controls over the Company’s enterprise resource planning (“ERP”) system.
Management believes that these actions will remediate the material weakness; however, the material weakness will not be considered remediated until management has concluded that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
On September 16, 2024, Eric Benjamin, the Company’s Senior Vice President and Chief Product and Customer Experience Officer, adopted a written trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 19,757 shares of our common stock between December 16, 2024 and September 15, 2025. The trading plan will cease upon the earlier of September 15, 2025 or the sale of all shares subject to the trading plan.
On August 30, 2024, Prem Singh, the Company’s Senior Vice President, Global Operations, terminated his existing written trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act covering the sale of up to 775 shares of our common stock, which plan was adopted on November 23, 2023 and scheduled to terminate on November 22, 2024. No shares were sold under the plan.
During the period covered by this Quarterly Report on Form 10-Q, none of our other executive officers and no director of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2024 and December 31, 2023

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	November 7, 2024	/s/ James R. Hollingshead
James R. Hollingshead
Chief Executive Officer (Principal Executive Officer)

Date:	November 7, 2024	/s/ Ana M. Chadwick
Ana M. Chadwick
Chief Financial Officer, Executive Vice President (Principal Financial Officer)