Form 10-Q
period 2025-03-31
INSULET CORP
filed 2025-05-09
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of May 1, 2025, the registrant had 70,374,923 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,283.1	$953.4
Accounts receivable trade, net of allowance for credit losses	283.1	252.5
Accounts receivable trade, net — related party	119.2	113.0
Inventories	440.8	430.4
Prepaid expenses and other current assets	202.2	142.0
Total current assets	2,328.4	1,891.3
Property, plant and equipment, net	718.7	723.1
Other intangible assets, net	99.8	98.5
Goodwill	51.5	51.5
Other assets (includes $1.4 and $10.2 at fair value)	318.9	323.3
Total assets	$3,517.3	$3,087.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57.6	$19.8
Accrued expenses and other current liabilities	378.6	423.8
Accrued expenses and other current liabilities — related party	1.1	1.0
Current portion of long-term debt	83.1	83.8
Total current liabilities	520.4	528.4
Long-term debt, net	1,612.3	1,296.1
Other liabilities	53.9	51.6
Total liabilities	2,186.6	1,876.1
Commitments and contingencies (note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,361,846 and 70,196,031 issued and outstanding	0.1	0.1
Additional paid-in capital	1,260.9	1,184.4
Accumulated earnings	75.7	40.3
Accumulated other comprehensive loss	(6.0)	(13.2)
Treasury stock	(0.2)	—
Deferred compensation	0.2	—
Total stockholders’ equity	1,330.7	1,211.6
Total liabilities and stockholders’ equity	$3,517.3	$3,087.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2025	2024
Revenue	$420.5	$329.9
Revenue from related party	148.5	111.8
Total revenue	569.0	441.7
Cost of revenue	160.0	134.9
Gross profit	409.0	306.8
Research and development expenses	59.6	50.2
Selling, general and administrative expenses	260.6	199.7
Operating income	88.8	56.9
Interest expense	(9.2)	(10.7)
Interest income	10.3	9.4
Loss on extinguishment of debt	(39.5)	—
Other expense, net	(2.3)	(0.7)
Income before income taxes	48.1	54.9
Income tax expense	(12.7)	(3.4)
Net income	$35.4	$51.5

Earnings per share:
Basic	$0.50	$0.74
Diluted	$0.50	$0.73
Weighted-average number of common shares outstanding (in thousands):
Basic	70,272	69,957
Diluted	74,111	73,741
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$35.4	$51.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	10.3	(6.6)
Unrealized loss on cash flow hedges, net of tax	(3.1)	(1.9)
Other comprehensive income (loss), net of tax	7.2	(8.5)
Comprehensive income	$42.6	$43.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2024	70,196	$0.1	$1,184.4	$40.3	$(13.2)	$—	$—	$1,211.6
Net income	—	—	—	35.4	—	—	—	35.4
Other comprehensive income, net of tax	—	—	—	—	7.2	—	—	7.2
Exercise of options to purchase common stock	38	—	2.5	—	—	—	—	2.5
Stock-based compensation expense	—	—	18.2	—	—	—	—	18.2
Restricted stock units vested, net of shares withheld for taxes	128	—	(21.2)	—	—	—	—	(21.2)
Deferred compensation	—	—	—	—	—	(0.2)	0.2	—
Settlement of capped call options	—	—	77.0	—	—	—	—	77.0
Balance at March 31, 2025	70,362	$0.1	$1,260.9	$75.7	$(6.0)	$(0.2)	$0.2	$1,330.7

Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2023	69,907	$0.1	$1,102.6	$(378.0)	$8.0	$732.7
Net income	—	—	—	51.5	—	51.5
Other comprehensive loss	—	—	—	—	(8.5)	(8.5)
Exercise of options to purchase common stock	55	—	5.8	—	—	5.8
Stock-based compensation expense	—	—	14.2	—	—	14.2
Restricted stock units vested, net of shares withheld for taxes	58	—	(5.0)	—	—	(5.0)
Balance at March 31, 2024	70,020	$0.1	$1,117.6	$(326.5)	$(0.5)	$790.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$35.4	$51.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21.7	18.8
Stock-based compensation expense	18.2	14.2
Non-cash interest expense	2.5	2.0
Loss on extinguishment of debt	39.5	—
Provision for credit losses	4.8	1.2
Other	6.7	0.1
Changes in operating assets and liabilities:
Accounts receivable	(27.2)	3.5
Accounts receivable — related party	(6.2)	33.1
Inventories	(6.6)	(29.6)
Prepaid expenses and other assets	(12.8)	(0.4)
Accounts payable	36.5	55.5
Accrued expenses and other liabilities	(48.8)	(62.4)
Accrued expenses and other liabilities — related party	0.1	0.1
Net cash provided by operating activities	63.8	87.6
Cash flows from investing activities
Capital expenditures	(12.3)	(22.1)
Investments in developed software	(3.4)	(1.9)
Net cash used in investing activities	(15.7)	(24.0)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	440.7	—
Repayment of convertible debt	(163.9)	—
Settlement of capped call options	23.1	—
Repayment of term loan B	(1.3)	(1.3)
Repayment of equipment financings	(3.5)	(7.2)
Financing lease payments	—	(5.8)
Repayment of mortgage	(0.6)	(0.6)
Proceeds from secured borrowing (note 3)	15.4	—
Repayment of secured borrowing (note 3)	(13.4)	—
Proceeds from exercise of stock options	2.5	5.8
Payment of withholding taxes in connection with vesting of restricted stock units	(21.2)	(5.0)
Net cash provided by (used in) financing activities	277.8	(14.1)
Effect of exchange rate changes on cash and cash equivalents	3.8	(2.5)
Net increase in cash, cash equivalents and restricted cash	329.7	47.0
Cash and cash equivalents at beginning of period	953.4	704.2
Cash and cash equivalents at end of period	$1,283.1	$751.2
Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$3.5	$7.0
Purchases of property, plant and equipment included in long-term debt	$2.4	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated income of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other subsequent interim period.
The year-end balance sheet data was derived from audited consolidated financial statements. These unaudited consolidated financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Related Party Transactions
The spouse of one of the members of the Company's Board of Directors is an executive officer of one of the Company's distributors. The terms of the distribution agreement are consistent with those prevailing at arm's length.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $4.6 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively.
Advertising Costs
Advertising costs were $19.2 million and $9.5 million for the three months ended March 31, 2025 and 2024, respectively and were included in selling, general and administrative expenses.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, are carried at cost, which approximates their fair value because of their short-term maturity.

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in millions)	2025	2024
U.S.	$401.7	$317.7
International	152.4	115.3
Total Omnipod products	554.1	433.0
Drug Delivery	14.9	8.7
Total revenue	$569.0	$441.7
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended March 31,
	2025	2024
Distributor A	25%	25%
Distributor B	24%	31%
Distributor C	23%	22%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2025	December 31, 2024
Accrued expenses and other current liabilities	$15.4	$12.0
Other liabilities	0.7	2.0
Total deferred revenue	$16.1	$14.0
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Deferred revenue recognized	$5.6	$3.1
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	March 31, 2025	December 31, 2024
Prepaid expenses and other current assets	$21.4	$20.1
Other assets	43.7	40.8
Total capitalized contract acquisition costs, net	$65.1	$60.9
The Company recognized $5.1 million and $4.2 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2025 and 2024, respectively.
Note 3. Accounts Receivable, Net
Accounts receivable were comprised of the following:

(in millions)	March 31, 2025	December 31, 2024
Accounts receivable trade, net	$271.8	$242.8
Unbilled receivable	11.3	9.7
Accounts receivable, net	$283.1	$252.5

The percentages of accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	March 31, 2025	December 31, 2024
Distributor A	30%	35%
Distributor B	24%	27%
Distributor C	13%	15%
The following table presents the activity in the allowance for credit losses:

	Three Months Ended March 31,
(in millions)	2025	2024
Credit losses at beginning of year	$1.4	$2.5
Provision for expected credit losses	0.1	1.2
Write-offs charged against allowance	(0.1)	(0.2)
Recoveries of amounts previously reserved	—	—
Credit losses at the end of period	$1.4	$3.5
The Company outsources the insurance claim submissions process to a third-party service provider in one country in which it operates. Under this agreement, the Company transfers certain receivables in exchange for cash in advance. If the third-party service provider is unable to collect on the transferred receivables, the third-party service provider has recourse to the Company. This arrangement is accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. Receivables pledged as collateral of $14.8 million and $12.2 million are included in accounts receivable on the consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively. Liabilities associated with the secured borrowings of $14.8 million and $12.2 million are included within accrued expenses and other current liabilities in the consolidated balance sheet at March 31, 2025 and December 31, 2024, respectively. The classification within current liabilities is based on the expected resolution of the underlying receivables. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows.
Note 4. Inventories
Inventories were comprised of the following:

(in millions)	March 31, 2025	December 31, 2024
Raw materials	$163.7	$156.7
Work in process	62.2	81.2
Finished goods	214.9	192.5
Total inventories	$440.8	$430.4
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	March 31, 2025	December 31, 2024
Short-term portion	$32.7	$31.7
Long-term portion	140.0	135.3
Total capitalized implementation costs	172.7	167.0
Less: accumulated amortization	(70.0)	(62.4)
Capitalized implementation costs, net	$102.7	$104.6
Amortization expense was $7.6 million and $6.1 million for the three months ended March 31, 2025 and 2024, respectively.

Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.5 million at both March 31, 2025 and December 31, 2024.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.1	$(34.1)	$9.0	$43.1	$(33.5)	$9.6
Internal-use software	56.1	(16.2)	39.9	52.4	(15.6)	36.8
Developed technology	27.4	(5.4)	22.0	27.4	(4.9)	22.5
Patents	36.2	(7.3)	28.9	36.2	(6.6)	29.6
Total intangible assets	$162.8	$(63.0)	$99.8	$159.1	$(60.6)	$98.5
Amortization expense for intangible assets was $2.4 million for both the three months ended March 31, 2025 and 2024.
Note 7. Investments
Equity Securities Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $19.1 million and $21.9 million as of March 31, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy. A $2.8 million impairment was recorded during the three months ended March 31, 2025. As of both March 31, 2025 and December 31, 2024 cumulative gains were $0.8 million.
Debt Securities
The Company has a strategic investment in debt securities of a privately held entity, which mature in December 2026 unless converted earlier and is included in other assets on the consolidated balance sheets. During the three months ended March 31, 2025, the Company recorded a $4.7 million provision for credit loss associated with this debt investment, which is included in selling, general and administrative expenses. The amortized cost basis of the debt securities was $5.0 million as of both March 31, 2025 and December 31, 2024. The amount of interest earned on the investment for the three months ended March 31, 2025 and 2024 was insignificant. Refer to note 10 for the fair values.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2025	December 31, 2024
Accrued rebates	$162.7	$148.3
Employee compensation and related costs	89.5	142.8
Professional and consulting services	42.1	51.6
Other	84.3	81.1
Accrued expenses and other current liabilities	$378.6	$423.8
Product Warranty Costs
The Company provides a four-year warranty on its Controllers and Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on PDMs sold in Canada and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, reclaim costs, shipping and handling costs and direct and incremental distribution and customer service support costs. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of income.

Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Product warranty liability at beginning of period	$13.9	$10.3
Warranty expense	7.6	5.5
Warranty fulfillment	(5.4)	(4.5)
Product warranty liability at the end of period	$16.1	$11.3
Note 9. Debt
The components of debt consisted of the following:

		March 31, 2025	December 31, 2024
(in millions)	Maturity Date	Amount	Amount
Equipment financing	2025	$6.7	$8.6
Mortgage	2025	60.3	61.0
Convertible Senior Notes	2026	674.8	800.0
Equipment financing		19.8	17.5
Equipment financing	2028	21.9	23.4
Revolving Credit Facility	2030	—	—
Term Loan B	2031	481.2	482.5
Senior Unsecured Notes	2033	450.0	—
Unamortized debt discount	2025 - 2033	(4.4)	(5.4)
Debt issuance costs	2025 - 2033	(14.9)	(7.7)
Total debt, net		1,695.4	1,379.9
Less: current portion		83.1	83.8
Total long-term debt, net		$1,612.3	$1,296.1
Equipment Financing
The Company has two outstanding loans secured by manufacturing lines located at the Company’s Acton, Massachusetts manufacturing facility. Additionally, in 2023, the Company entered into an arrangement under which the Company may obtain up to $24.0 million of financing for manufacturing equipment. The Company’s obligation reflects payments made to date by the third-party bank to the equipment manufacturer, net of discount and less repayment of principal. The financing obligation will mature 36 months following the date the lender has completed their inspection of the equipment, which is included in property, plant and equipment on the consolidated balance sheets.

Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Convertible Senior Notes”) have an effective interest rate of 0.76%. The components of interest expense related to the Convertible Senior Notes for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Contractual interest expense	$0.8	$0.8
Amortization of debt issuance costs	0.7	0.7
Total interest recognized on the Convertible Notes	$1.5	$1.5
As of March 31, 2025 and December 31, 2024, unamortized issuance costs associated with the Convertible Notes were $3.7 million and $5.1 million, respectively.

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
In March 2025, the Company repurchased $125.2 million in principal ($124.5 million net of issuance costs) of its 0.375% Convertible Senior Notes for $162.5 million in cash. The debt repurchase resulted in a $39.5 million loss on extinguishment, including transaction costs. Additionally, the Company received $23.1 million of proceeds from the settlement of a portion of the capped calls options that corresponds to the amount of Convertible Senior Notes repurchased.
In April 2025, the Company repurchased an additional $294.8 million in principal ($293.2 million net of issuance costs) of the Convertible Senior Notes for $377.6 million in cash. This debt repurchase resulted in an $84.4 million loss on extinguishment. Additionally, the Company received $52.6 million of proceeds from the settlement of capped calls options associated with the repurchase of the Convertible Senior Notes. Following this transaction, the Company has approximately $380.0 million aggregate principal amount of Convertible Senior Notes outstanding. The remaining capped call options cover 1.7 million shares of common stock.
Revolving Credit Facility
In March 2025, the Company upsized the borrowing capacity under its Revolving Credit Facility to $500 million and extended the maturity date to March 2030.
Senior Unsecured Notes
In March 2025, the Company issued $450 million aggregate principal amount of 6.5% senior unsecured notes due April 2033, which have an effective interest rate of 6.84%. The net proceeds of $440.7 million were used to repurchase a portion of the Convertible Senior Notes. The senior unsecured notes contains leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt, as well as other customary covenants.
Carrying Value
At the end of each period, the carrying value of the Company’s debt was comprised of the following:

(in millions)	March 31, 2025	December 31, 2024
Convertible Notes	$671.1	$794.9
Term Loan B	475.3	475.1
Senior Unsecured Notes	440.7	—
Equipment financings	48.2	49.3
Mortgage	60.1	60.6
Total debt, net	$1,695.4	$1,379.9

Note 10. Financial Instruments and Fair Value
Fair value disclosures for equity investments without readily determinable fair values are disclosed in note 7.
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$482.8	$—	$—	$482.8
Senior Unsecured Notes (1)	457.4	—	—	457.4
Convertible Senior Notes(2)	—	856.1	—	856.1
Equipment financings(3)	—	—	48.2	48.2
Mortgage(3)	—	—	60.1	60.1
Total	$940.2	$856.1	$108.3	$1,904.6

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$485.8	$—	$—	$485.8
Convertible Senior Notes(2)	—	1,018.8	—	1,018.8
Equipment financings(3)	—	—	49.3	49.3
Mortgage(3)	—	—	60.6	60.6
Total	$485.8	$1,018.8	$109.9	$1,614.5
(1) Fair value was determined using quoted market prices.
(2) Fair value was determined using market prices obtained from third-party pricing sources.
(3) Fair value approximates carrying value and was determined using the cost basis.
Assets Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets that are measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$141.2	$—	$—	$141.2
Money market mutual funds(1)	1,014.6	—	—	1,014.6
Term deposits(1)	—	127.3	—	127.3
Interest rate swaps(2)	—	1.4	—	1.4
Total assets	$1,155.8	$128.7	$—	$1,284.5

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$133.4	$—	$—	$133.4
Money market mutual funds(1)	820.0	—	—	820.0
Interest rate swaps(2)	—	5.5	—	5.5
Debt securities(3)	—	—	4.7	4.7
Total assets	$953.4	$5.5	$4.7	$963.6
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
(3) Fair value is determined using industry standard valuation models and market-based unobservable inputs, including credit spread and risk free rate ranging from 4.0% to 4.7%.

Judgement is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized. There was a change in the fair value of the Level 3 debt securities during the three months ended March 31, 2025 resulting from a $4.7 million provision for credit loss. There were no changes in the fair values of the Level 3 debt securities during the three months ended March 31, 2024.
Below is a reconciliation of changes in fair value of our debt and equity investment for the three months ended March 31, 2025.

(in millions)	Debt Securities	Equity Securities	Total
Balance at beginning of period	$4.7	$2.8	$7.5
Provision for credit loss included in selling, general and administrative expenses	(4.7)	—	(4.7)
Unrealized loss included in other expense, net	—	(2.8)	(2.8)
Balance at the end of period	$—	$—	$—
There were no changes in the fair value of our debt and equity investments during the three months ended March 31, 2024.
Note 11. Derivative Instruments
The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties. Under the Company’s interest rate swap agreements, the Company receives variable rate interest payments and pays fixed interest rates of 0.95% and 0.96% on a total notional value of $480.0 million of its Term Loan B. The Company has designated the interest rate swaps as cash flow hedges.
As of March 31, 2025, $1.4 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of income over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income (loss) are recognized within interest expense, net in the consolidated statement of income.
In April 2025, these interest rate swaps expired and were replaced with interest rate swaps in which the Company pays fixed interest at a weighted average rate of 3.47% on a total notional value of $460.0 million of the Term Loan B. The Company has designated the interest rate swaps as cash flow hedges.
Note 12. Commitments and Contingencies
Legal Proceedings
On April 24, 2025, the United States District Court for the District of Massachusetts entered final judgment in favor of Insulet Corporation in its ongoing litigation against EOFlow Co., Ltd.; EOFlow, Inc.; Nephria Bio, Inc.; and EOFlow’s CEO, Jesse Kim (collectively, “Defendants”), Insulet Corp. v. EOFlow Co. Ltd. et al., 1:23-cv-11780-FDS (D. Mass.). The litigation concerned the Defendants’ misappropriation of Insulet’s proprietary trade secrets relating to the design and manufacture of the Omnipod insulin patch pump. On December 3, 2024, a unanimous jury found four trade secrets asserted by Insulet valid and misappropriated and awarded Insulet total damages of $452 million, composed of $170 million in compensatory damages and $282 million in exemplary damages. The Court’s April 24, 2025 orders upheld the jury verdict and further entered a permanent injunction against Defendants. The injunction prohibits Defendants and others subject to the order from using, possessing, selling, distributing, or seeking regulatory approval for any products that were designed, developed, or manufactured, in whole or in part, using or relying on Insulet’s trade secrets. The injunction is worldwide and takes effect immediately subject to a limited exception that permits six months of continuing sales to those patients of EOFlow that existed in the Republic of Korea and the European Union as of October 2023. The permanent injunction further requires EOFlow to assign certain patent applications to Insulet, disgorge any break-up fees received from Medtronic in connection with a previously contemplated acquisition, and submit to ongoing audits to ensure compliance with the Court’s orders. In view of the scope of the permanent injunction, the Court reduced Insulet’s monetary award to $59.4 million to avoid a double recovery. Insulet anticipates Defendants to appeal the final judgment and permanent injunction; accordingly, the Company has not recorded the damages awarded in the Company’s consolidated statement of income.

Note 13. Segment and Geographic Data
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
Geographic information about revenue, based on customer location, is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
U.S.	$416.6	$326.4
International	152.4	115.3
Total revenue	$569.0	$441.7
The following table presents selected financial information for the Company’s single operating segment, including significant expenses:

	Three Months Ended March 31,
(in millions)	2025	2024
Total revenue	$569.0	$441.7
Materials(1)	78.6	65.5
Factory conversion(2)	46.3	38.9
Depreciation and amortization(3)	4.7	6.1
Other costs of revenue(4)	30.4	24.4
Cost of revenue	160.0	134.9
Labor(5)	147.1	114.9
Outside services(6)	67.0	63.1
Depreciation and amortization	12.9	11.2
Other operating expenses(7)	93.2	60.7
Operating income	88.8	56.9
Interest expense, net	1.1	(1.3)
Loss on extinguishment of debt	(39.5)	—
Other expense, net	(2.3)	(0.7)
Income tax expense	(12.7)	(3.4)
Net income	$35.4	$51.5
(1) Consists of raw materials utilized included in cost of revenue.
(2) Consists of manufacturing labor, factory overhead and depreciation of plant and equipment primarily at our Acton manufacturing plant.
(3) Consists of depreciation and amortization included in cost of revenue, except for depreciation of plant and equipment included in factory conversion.
(4) Consists primarily of warranty expense, cost to manufacture Controllers/and Personal Diabetes Managers, provision for inventory reserves, cost of data plans and licensing, and costs to train users.
(5) Consists of labor expenses included in research and development expenses and selling, general and administrative expenses, excluding stock-based compensation expense.
(6) Consists primarily of contract labor and professional and consulting fees.
(7) Consists primarily of advertising expense, license fees, stock-based compensation expense and travel and expenses.

Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in millions)	March 31, 2025	December 31, 2024
U.S.	$471.4	$475.9
Malaysia	157.8	159.1
China	76.0	78.5
Other	13.5	9.6
Total long-lived assets, net	$718.7	$723.1
Note 14. Equity
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Cost of revenue	$0.2	$0.1
Research and development expenses	2.6	2.1
Selling, general and administrative expenses	15.4	12.0
Total	$18.2	$14.2
Performance Share Units
In February 2025, the Company granted 89,393 performance stock units (“PSUs”) with a weighted-average grant-date fair value per share of $283.91. The PSUs included a relative total shareholder return (total shareholder return for the Company compared with total shareholder return of a peer group) as a market component. Depending on the achievement of the performance criteria and the Company's relative market performance during the three-year performance period, a recipient of the award could ultimately vest at up to 250% of the target award. Stock-based payments that contain both performance and market condition are recognized when performance conditions are probable of being achieved based on the grant date fair value. The Company uses the Monte Carlo model to estimate the probability of satisfying the market condition. The assumptions used in the Monte Carlo model for PSUs granted were:

Risk-free interest rate	4.04%
Expected stock price volatility	41.7%
Peer group stock price volatility	45.9%
Correlation of returns	0.30
Deferred Compensation Plan
The Company has an unfunded, non-qualified deferred compensation plan for non-employee directors that allows participants to defer receipt of RSUs or cash compensation in the form of stock until a later date. Deferred awards are credited to a deferred stock account. The shares are held in a rabbi trust, which is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. As of March 31, 2025, 735 shares were held in the trust. No shares were held in the trust as of December 31, 2024. The shares will be distributed when board service ceases.
Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026 to offset dilution from stock-based compensation.
Note 15. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2025 was 26.4%, compared with 6.2% for the three months ended March 31, 2024. For the quarter ended March 31, 2025, the tax rate varied from the U.S. statutory rate primarily due to non-deductible charges from the repurchase of a portion of the Company's convertible debt, partially reduced by windfall tax benefits from employee stock -based compensation. For the quarter ended March 31, 2024, the tax rate varied from the U.S. statutory rate primarily due to the valuation allowance against deferred tax assets, most of which was subsequently released.

Note 16. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except share and per share data)	2025	2024
Net income	$35.4	$51.5
Add back interest expense, net of tax	1.8	2.6
Net income, diluted	$37.2	$54.1

Weighted average number of common shares outstanding, basic (in thousands)	70,272	69,957
Convertible Notes	3,479	3,528
Restricted stock units	231	82
Stock options	129	174
Weighted average number of common shares outstanding, diluted (in thousands)	74,111	73,741

Earnings per share
Basic	$0.50	$0.74
Diluted	$0.50	$0.73
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Restricted stock units	422	459
Stock options	138	213
Total	560	672
Note 17. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31, 2025
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(22.3)	$(0.3)	$9.4	$(13.2)
Other comprehensive income (loss) before reclassifications (1)	10.3	—	(8.4)	1.9
Amounts reclassified to net income (1)	—	—	5.3	5.3
Balance at the end of period	$(12.0)	$(0.3)	$6.3	$(6.0)

	Three Months Ended March 31, 2024
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(14.5)	$(0.3)	$22.8	$8.0
Other comprehensive income (loss) before reclassifications	(6.6)	—	(8.5)	(15.1)
Amounts reclassified to net income	—	—	6.6	6.6
Balance at the end of period	$(21.1)	$(0.3)	$20.9	$(0.5)
(1) Tax benefit on cash flow hedges in other comprehensive income (loss) before reclassification for the three months ended March 31, 2025 was $0.9 million. There was no tax impact for the three months ended March 31, 2024. Additionally, there is no income tax impact on currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2024 and in this quarterly report.
Overview
Our mission is to improve the lives of people with diabetes. We are primarily engaged in the development, manufacture, and sale of our proprietary Omnipod product platform, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform primarily includes our most recent generation Omnipod 5 and its predecessor Omnipod DASH, which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system that integrates with continuous glucose monitors (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. It is indicated for type 1 diabetes and, in the United States, for type 2 diabetes for ages 18 and up. The CGM is sold separately by third parties. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface.
Our financial objective is to sustain profitable growth. To achieve this, we announced the launch of Omnipod 5 in the following nine additional countries this year: Italy, Denmark, Finland, Norway, Sweden, Australia, Belgium, Canada and Switzerland. Additionally, we are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets.
We have completed the randomized portion of our RADIANT study in France, the United Kingdom, and Belgium, which is our Omnipod 5 with Libre 2 randomized controlled trial. Similar to the randomized control trial that we completed in the United States and France for Omnipod 5 with DexCom’s G6 CGM, the objective is to provide data to support our pricing and market access initiatives as we roll out Omnipod 5 with multiple sensors across our international markets. We also continue to expand market access and awareness of Omnipod products through our direct to consumer advertising programs and through growing our presence in the U.S. pharmacy channel, where access to Omnipod 5 and Omnipod DASH is simpler and affordable, as no up-front investment is required.
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
Revenue

	Three Months Ended March 31,
(dollars in millions)	2025	2024	Percent Change	Currency Impact	Constant Currency (1)
U.S. Omnipod	$401.7	$317.7	26.4%	—%	26.4%
International Omnipod	152.4	115.3	32.2%	(3.9)%	36.1%
Total Omnipod	554.1	433.0	28.0%	(1.0)%	29.0%
Drug Delivery	14.9	8.7	71.3%	—%	71.3%
Total revenue	$569.0	$441.7	28.8%	(1.0)%	29.8%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”

Total revenue for the three months ended March 31, 2025 increased $127.3 million, or 28.8%, to $569.0 million, compared with $441.7 million for the three months ended March 31, 2024. Constant currency revenue growth of 29.8% was primarily driven by higher sales volume largely attributable to our growing customer base and, to a lesser extent, an increase in inventory days on hand at distributors.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $84.0 million, or 26.4%, to $401.7 million for the three months ended March 31, 2025, compared with $317.7 million for the three months ended March 31, 2024. This increase primarily resulted from higher sales volume driven by growing our customer base, and, to a lesser extent, the impact of the acceleration of orders by pharmacy wholesalers in the fourth quarter of 2023 in advance of the implementation of our new ERP system on January 1, 2024. These increases were somewhat offset by a decrease in price associated with timing of rebates.
Revenue from the sale of Omnipod products in the U.S. for the three months ended March 31, 2025 included $148.5 million of related party revenue, compared with $111.8 million for the three months ended March 31, 2024. The $36.7 million increase resulted from growth through the pharmacy channel.
For full year 2025, we expect strong U.S. revenue growth primarily driven by the benefits of our recurring revenue model and continued volume growth of Omnipod 5.
International
Revenue from the sale of Omnipod products in our international markets increased $37.1 million, or 32.2%, to $152.4 million for the three months ended March 31, 2025, compared with $115.3 million for the three months ended March 31, 2024. Excluding the 3.9% unfavorable impact of currency exchange, the remaining 36.1% increase in revenue was primarily due to higher volumes from our growing customer base, largely resulting from the prior year launches of Omnipod 5 and, to a lesser extent, from an increase in estimated inventory days-on-hand at distributors to support our 2025 Omnipod 5 launches. A higher average selling price for Omnipod 5, compared with Omnipod DASH and Classic Omnipod, also contributed to the revenue increase.
For full year 2025, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and higher price resulting from conversions to Omnipod 5 primarily due to the launch of Omnipod 5 in France and the Netherlands, growth from the prior year launches in Germany and the United Kingdom, and the continued roll out of Omnipod 5 in additional markets.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Drug Delivery revenue for the three months ended March 31, 2025 was $14.9 million, compared with $8.7 million for the three months ended March 31, 2024. The increase resulted from an increase in orders from our partner.
Costs and Expenses

	Three Months Ended March 31,
	2025		2024
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$160.0	28.1%	$134.9	30.5%
Research and development expenses	$59.6	10.5%	$50.2	11.4%
Selling, general and administrative expenses	$260.6	45.8%	$199.7	45.2%
Cost of Revenue
Cost of revenue for the three months ended March 31, 2025 increased $25.1 million, or 18.6%, to $160.0 million, compared with $134.9 million for the three months ended March 31, 2024. Gross margin was 71.9% for the three months ended March 31, 2025, compared with 69.5% for the three months ended March 31, 2024. The 240 basis point increase in gross margin was primarily driven by improved manufacturing and supply chain efficiencies and, to a lesser extent, volume.
For full year 2025, we expect gross margin to be approximately 71.0%. We anticipate gross margin to increase compared with 2024 primarily due to improved manufacturing efficiencies and volume and pricing benefits, partially offset by the negative impact of tariffs, which we currently estimate to be approximately 50 basis points; however, should the exemption that is currently in place for certain medical devices be eliminated, tariffs would have a material impact on our results of operations.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2025 increased $9.4 million, or 18.7%, to $59.6 million, compared with $50.2 million for the three months ended March 31, 2024. The increase in research and development expense was primarily due to year-over-year headcount additions to support continued investment in our Omnipod and pipeline products and, to a lesser extent, higher consulting costs to support clinical trials and our Omnipod and next generation products. Research and development expenses as a percent of revenue decreased to 10.5% in 2025, compared with 11.4% in 2024 primarily due to an increase in sustaining costs for Omnipod 5, which are included in selling, general and administrative expenses. We expect research and development spending in 2025 to increase compared with 2024 as we continue to invest in advancing our innovation and clinical pipeline.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2025 increased $60.9 million, or 30.5%, to $260.6 million, compared with $199.7 million for the three months ended March 31, 2024. This increase was primarily attributable to year-over-year headcount additions to enhance customer product support, support our business growth, and engineering support for enhancements to our products. To a lesser extent, the increase was due to an increase in advertising expense.
We expect selling, general and administrative expenses to increase in 2025 compared with 2024 due to investments in our operating structure, primarily headcount additions, particularly in the areas of customer product support, sales, quality and regulatory support, international expansion and engineering support to facilitate continued growth globally. We also plan to make additional investments to continue to support the Omnipod platform and the phased launch of Omnipod 5 in our existing international markets and prepare for expansion into new countries.
Non-Operating Items
Interest Expense and Income
Interest expense decreased $1.5 million to $9.2 million for the three months ended March 31, 2025, compared with $10.7 million for the three months ended March 31, 2024 primarily due to lower monthly interest expense from our Term Loan B and fees paid to amend our Term Loan B in the prior year, which did not repeat in the current year. Interest income was $10.3 million for the three months ended March 31, 2025, compared with $9.4 million for the three months ended March 31, 2024. An increase in average cash balances was mostly offset by a decrease in average interest rates.
Other Expense, net
For the three months ended March 31, 2025, other expense, net increased $1.6 million to $2.3 million, compared with $0.7 million for the three months ended March 31, 2024 driven by a $2.8 million impairment of an equity investment.
Income Tax (Expense) Benefit
Our effective tax rate was 26.4% for the three months ended March 31, 2025, compared with 6.2% for the three months ended March 31, 2024. The increase in the effective tax rate was primarily due to non-deductible charges from the extinguishment of a portion of our convertible debt, partially offset by windfall tax benefits from employee stock-based compensation. In addition, the existence of a full valuation allowance against deferred tax assets in the prior year, most of which was released during the three months ended June 30 2024, contributed to the changes in effective tax rate.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. More than 50 countries, including the Netherlands and the United Kingdom (among others) in which we operate, have thus far enacted elements of the global minimum tax legislation which continue to be effective for us throughout fiscal 2025. The global minimum tax is a significant structural change to the international taxation framework. We anticipate further legislative activity and administrative guidance throughout 2025. Overall, the legislation as currently enacted did not impact our consolidated financial statements for the three months ended March 31, 2025. We are continuing to evaluate the potential impact on future periods.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$35.4	$51.5
Interest expense (income), net	(1.1)	1.3
Income tax (benefit) expense	12.7	3.4
Depreciation and amortization	21.7	18.8
Stock-based compensation	18.2	14.2
Loss on extinguishment of debt(1)	39.5	—
Loss on investments(2)	7.5	—
Adjusted EBITDA	$133.9	$89.2

(1) Relates to the repurchase of a portion of our convertible debt.
(2) Represents a provision for credit loss included in selling, general and administrative expenses related to a debt investment and an impairment included in other expense related to an equity investment.

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
Free cash flow, a non-GAAP measure, is calculated as net cash provided by operating activities less capital expenditures. Management uses this non-GAAP measure, in addition to U.S. GAAP financial measures, to evaluate our operating results.
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

Liquidity and Capital Resources
Contractual Obligations
During the three months ended March 31, 2025, we entered into a purchase agreement with NXP USA, Inc. pursuant to which we committed to purchasing semi-conductor chips for $71.6 million in 2025. See note 9 for information on the debt transactions that were executed during the three months ended March 31, 2025.
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(in millions)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,283.1	$953.4
Current portion of long-term debt	$83.1	$83.8
Long-term debt, net	$1,612.3	$1,296.1
Total debt, net	$1,695.4	$1,379.9
Total stockholders’ equity	$1,330.7	$1,211.6
Debt-to-total capital ratio	56%	53%
Net debt-to-total capital ratio	14%	16%
Convertible Debt
To finance our operations and global expansion, we have periodically issued convertible senior notes, which are convertible into our common stock. As discussed in note 9, in March and April 2025, we repurchased $420 million in principal of our Convertible Senior Notes. Subsequent to these transactions, the following Convertible Senior Notes were outstanding:

Issuance Date	Coupon	Principal Outstanding (in millions)	Due Date	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$380.0	September 2026	4.4105	$226.73
(1) Per $1,000 face value of notes
Credit Agreement
We have a $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At March 31, 2025, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Senior Unsecured Notes
In March 2025, we issued $450 million aggregate principal amount of 6.5% senior unsecured notes due April 2033. The notes contain leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt, as well as other customary covenants, none of which we consider restrictive to our operations. Additional information regarding our debt is provided in note 9 to the consolidated financial statements.
Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026 to offset dilution from stock-based compensation.

Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$63.8	$87.6
Investing activities	(15.7)	(24.0)
Financing activities	277.8	(14.1)
Effect of exchange rate changes on cash and cash equivalents	3.8	(2.5)
Net increase in cash, cash equivalents and restricted cash	$329.7	$47.0
Operating Activities
Net cash provided by operating activities of $63.8 million for the three months ended March 31, 2025 was primarily attributable to net income, as adjusted for loss on extinguishment of debt, depreciation and amortization, and stock-based compensation expense, partially offset by a $65.0 million working capital outflow. The working capital outflow was driven by a $48.7 million decrease in accrued expenses and other liabilities, a $33.4 million increase in accounts receivable, a $12.8 million increase in prepaid expenses and other assets, and a $6.6 million increase in inventories, partially offset by a $36.5 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily driven by the annual payout of cash bonuses for performance in the prior year, partially offset by an increase in accrued rebates primarily due to higher revenue subject to pharmacy rebates. The increase in accounts receivable was primarily due to an increase in sales driven by our growing customer base. The increase in prepaid expenses and other assets was primarily driven by prepaid raw materials. The increase in inventories was primarily due to a planned inventory build to satisfy our growing demand. Finally, the increase in accounts payable was driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $15.7 million for the three months ended March 31, 2025, compared with $24.0 million for the three months ended March 31, 2024.
Capital Spending—Capital expenditures were $12.3 million for the three months ended March 31, 2025, compared with $22.1 million for the three months ended March 31, 2024. The $9.8 million decrease primarily related to the purchase of machinery, equipment and tooling during three months ended March 31, 2024 for our Malaysia manufacturing facility which began operating mid-2024. We expect capital expenditures for 2025 to increase compared with 2024 as we continue to expand and optimize our manufacturing and supply chain operations as well as support our global expansion. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $3.4 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Financing Activities
Net cash provided by financing activities was $277.8 million for the three months ended March 31, 2025, compared with net cash used in financing activities of $14.1 million for the three months ended March 31, 2024.
Debt Issuance and Repayments—During the three months ended March 31, 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used $163.9 million of the proceeds to partially fund the repurchase of a portion of our Convertible Senior Notes. In addition, we received net proceeds of $23.1 million from the unwinding of a portion of the capped call options associated with the Convertible Notes. Additionally, during the three months ended March 31, 2025, we made $5.4 million in aggregate principal payments on our equipment financings, Term Loan B, and mortgage, compared with $9.1 million during the three months ended March 31, 2024.
Proceeds and Repayments from Secured Borrowing—During the three months ended March 31, 2025, we received $15.4 million of cash advances from a third-party to whom we outsource our insurance claim submissions process in a certain country. Additionally, we repaid $13.4 million of cash advances during the three months ended March 31, 2025.
Finance Lease Repayments—During the three months ended March 31, 2024, we made finance lease repayments associated with our Malaysia manufacturing facility totaling $5.8 million.
Proceeds from Option Exercises—Proceeds from option exercises were $2.5 million and $5.8 million for the three months ended March 31, 2025 and 2024, respectively. The $3.3 million decrease was primarily driven by option exercises by former executives in the prior year.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $21.2 million and $5.0 million for the three months ended March 31, 2025 and 2024, respectively. The $16.2 million increase was primarily driven by a higher fair market value of the restricted stock units that vested during the period.

Free Cash Flow
Free cash flow was $51.5 million in the three months ended March 31, 2025, compared with $65.5 million in the three months ended March 31, 2024. Free cash flow is a non-GAAP measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See "Non-GAAP Financial Measures." A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$63.8	$87.6
Capital expenditures	(12.3)	(22.1)
Free cash flow	$51.5	$65.5
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for revenue recognition, income taxes, product warranty and inventory reserves are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Accounting Standards Issued and Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. The new guidance standardizes categories for the effective tax rate reconciliation and requires disaggregation of income taxes and additional income tax-related disclosures. We intend to adopt these new disclosure requirements beginning with our annual filing for 2025, as required. The guidance may be applied prospectively or retrospectively.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated disclosure of expenses included in certain expense captions presented in the statements of income as well as additional disclosures about selling expenses. We intend to adopt these new disclosure requirements beginning with our annual filing for 2027, as required. The guidance may be applied prospectively or retrospectively.
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The adoption of ASU 2024-04 is not expected to impact our consolidated financial statements because we expect to repurchase our remaining convertible debt prior to the required January 2026 adoption date.
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

•the impact of healthcare reform laws;
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
•international regulatory, commercial and logistics business risks, including the implementation of tariffs;
•the potential violation of anti-bribery/anti-corruption laws;
•the concentration of manufacturing operations and storage of inventory in a limited number of locations;
•supply problems or price fluctuations with sole source or third-party suppliers on which we are dependent;
•failure to retain key suppliers;
•challenges to the future development of our non-insulin drug delivery product line;
•our failure or that of our contract manufacturer or component suppliers to comply with the U.S. Food and Drug Administration’s quality system regulations or other manufacturing difficulties;
•extensive government regulation applicable to medical devices, as well as complex and evolving privacy and data protection laws;
•adverse regulatory or legal actions relating to current or future Omnipod products;
•potential adverse impacts resulting from a recall, or discovery of serious safety issues, or product liability lawsuits relating to off-label use;
•breaches or failures of our product or information technology systems, including by cyberattack;
•our ability to attract, motivate, and retain key personnel;
•risks associated with potential future acquisitions or investments in new businesses;
•ability to raise additional funds on acceptable terms or at all;
•changes in tax laws or exposure to significant tax liabilities; and
•risks related to the conversion of outstanding Convertible Senior Notes.
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our interest rate, market price sensitive instruments and foreign currency exchange risk.
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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is provided in note 12 to the condensed consolidated financial statements in this Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
On March 14, 2025, Prem Singh, Senior Vice President, Global Operations, adopted a written trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 4,992 shares of our common stock between June 13, 2025 and March 13, 2026. The trading plan will cease upon the earlier of March 13, 2026 or the sale of all shares subject to the trading plan.
On March 14, 2025, Daniel Manea, Senior Vice President and Chief Human Resources Officer, adopted a written trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 1,300 shares of our common stock between June 13, 2025 and March 12, 2026. The trading plan will cease upon the earlier of March 12, 2026 or the sale of all shares subject to the trading plan.
During the period covered by this Quarterly Report on Form 10-Q, none of our other executive officers and no director of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Number	Description

4.1
Indenture, dated as of March 20, 2025, between Insulet Corporation and Computershare Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 21, 2025).

10.1#
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 21, 2025)

10.2#	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed February 21, 2025)

10.3#	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed February 21, 2025)

10.4+
Addendum, effective January 1, 2025, to the Purchase Agreement by and between Insulet Corporation and NXP USA, Inc., dated October 12, 2017 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 10, 2025).

10.5
Seventh Amendment to Credit Agreement, dated March 20, 2025, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 21, 2025).

10.6	Form of Unwind Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 21, 2025)

10.7#	Consulting Services Agreement by and between the Company and Mark Field, effective March 14, 2025 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed April 9, 2025)

10.8#	Offer Letter between Ashley McEvoy and Insulet Corporation, dated April 28, 2025 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2025)

10.9#	Separation Agreement between James R. Hollingshead and Insulet Corporation, dated April 28, 2025 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 28, 2025)

10.10#	Amended and Restated Executive Severance Plan, dated April 28, 2025 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 28, 2025)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2025 and December 31, 2024

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2025 and 2024

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2025 and 2024

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and 2024

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

#	Management contract or compensation plan.

+	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	May 8, 2025	/s/ Ashley McEvoy
Ashley McEvoy
Chief Executive Officer (Principal Executive Officer)

Date:	May 8, 2025	/s/ Ana M. Chadwick
Ana M. Chadwick
Chief Financial Officer, Executive Vice President (Principal Financial Officer)