Form 10-Q
period 2025-06-30
INSULET CORP
filed 2025-08-07
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of July 31, 2025, the registrant had 70,392,535 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$1,121.6	$953.4
Accounts receivable trade, net of allowance for credit losses of $1.6 and $1.4	306.4	252.5
Accounts receivable trade, net — related party	138.1	113.0
Inventories	446.9	430.4
Prepaid expenses and other current assets	266.7	142.0
Total current assets	2,279.7	1,891.3
Property, plant and equipment, net	720.4	723.1
Other intangible assets, net	102.3	98.5
Goodwill	51.7	51.5
Other assets	315.1	323.3
Total assets	$3,469.2	$3,087.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$96.1	$19.8
Accrued expenses and other current liabilities	453.4	423.9
Accrued expenses and other current liabilities — related party	—	1.0
Current portion of long-term debt	460.7	83.8
Total current liabilities	1,010.1	528.4
Long-term debt, net	939.0	1,296.1
Other liabilities	57.1	51.7
Total liabilities	2,006.3	1,876.1
Commitments and contingencies (note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,483,672 and 70,196,031 issued	0.1	0.1
Additional paid-in capital	1,379.4	1,184.4
Accumulated earnings	98.2	40.3
Accumulated other comprehensive income (loss)	15.4	(13.2)
Treasury stock, at cost; 93,032 and — shares	(31.0)	—
Deferred compensation	0.9	—
Total stockholders’ equity	1,462.9	1,211.6
Total liabilities and stockholders’ equity	$3,469.2	$3,087.7
See notes condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Revenue	$470.5	$341.2	$891.0	$671.1
Revenue from related party	178.6	147.3	327.1	259.1
Total revenue	649.1	488.5	1,218.1	930.2
Cost of revenue	196.9	157.6	356.8	292.5
Gross profit	452.2	330.9	861.3	637.7
Research and development expenses	73.4	53.9	133.0	104.1
Selling, general and administrative expenses	257.7	222.5	518.4	422.2
Operating income	121.1	54.5	209.9	111.5
Interest expense	(19.6)	(11.0)	(28.8)	(21.7)
Interest income	10.1	9.3	20.3	18.7
Loss on extinguishment of debt	(84.4)	—	(123.9)	—
Other income (expense), net	1.3	(1.8)	(0.9)	(2.5)
Income before income taxes	28.4	51.1	76.5	106.0
Income tax (expense) benefit	(5.9)	137.5	(18.6)	134.1
Net income	$22.5	$188.6	$57.9	$240.1

Earnings per share:
Basic	$0.32	$2.69	$0.82	$3.43
Diluted	$0.32	$2.59	$0.82	$3.32
Weighted-average number of common shares outstanding (in thousands):
Basic	70,389	70,062	70,330	70,010
Diluted	70,652	73,802	70,641	73,771
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$22.5	$188.6	$57.9	$240.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	22.3	(1.2)	32.6	(7.7)
Unrealized loss on cash flow hedges, net of tax	(0.9)	(2.8)	(4.1)	(4.7)
Other comprehensive income (loss), net of tax	21.4	(3.9)	28.6	(12.4)
Comprehensive income	$43.9	$184.7	$86.5	$227.7

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2025	70,362	$0.1	$1,260.9	$75.7	$(6.0)	$(0.2)	$0.2	$1,330.6
Net income	—	—	—	22.5	—	—	—	22.5
Other comprehensive income, net of tax	—	—	—	—	21.4	—	—	21.4
Exercise of options to purchase common stock	71	—	10.1	—	—	—	—	10.1
Issuance of shares for employee stock purchase plan	31	—	7.1	—	—	—	—	7.1
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5
Restricted stock units vested, net of shares withheld for taxes	20	—	(1.6)	—	—	—	—	(1.6)
Repurchase of common stock	(93)	—	—	—	—	(30.1)	—	(30.1)
Deferred compensation	—	—	—	—	—	(0.7)	0.7	—
Settlement of capped call options	—	—	95.4	—	—	—	—	95.4
Balance at June 30, 2025	70,391	$0.1	$1,379.4	$98.2	$15.4	$(31.0)	$0.9	$1,462.9

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at March 31, 2024	70,020	$0.1	$1,117.6	$(326.5)	$(0.4)	$790.7
Net income	—	—	—	188.6	—	188.6
Other comprehensive loss, net of tax	—	—	—	—	(3.9)	(3.9)
Exercise of options to purchase common stock	40	—	1.1	—	—	1.1
Issuance of shares for employee stock purchase plan	40	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	17.0	—	—	17.0
Restricted stock units vested, net of shares withheld for taxes	12	—	(1.0)	—	—	(1.0)
Balance at June 30, 2024	70,112	$0.1	$1,140.6	$(137.9)	$(4.4)	$998.4

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2024	70,196	$0.1	$1,184.4	$40.3	$(13.2)	$—	$—	$1,211.6
Net income	—	—	—	57.9	—	—	—	57.9
Other comprehensive income, net of tax	—	—	—	—	28.6	—	—	28.6
Exercise of options to purchase common stock	108	—	12.6	—	—	—	—	12.6
Issuance of shares for employee stock purchase plan	31	—	7.1	—	—	—	—	7.1
Stock-based compensation expense	—	—	25.7	—	—	—	—	25.7
Restricted stock units vested, net of shares withheld for taxes	148	—	(22.9)	—	—	—	—	(22.9)
Repurchase of common stock	(93)	—	—	—	—	(30.1)	—	(30.1)
Deferred compensation	—	—	—	—	—	(0.9)	0.9	—
Settlement of capped call options	—	—	172.4	—	—	—	—	172.4
Balance at June 30, 2025	70,391	$0.1	$1,379.4	$98.2	$15.4	$(31.0)	$0.9	$1,462.9

Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2023	69,907	$0.1	$1,102.7	$(378.0)	$8.0	$732.7
Net income	—	—	—	240.1	—	240.1
Other comprehensive loss, net of tax	—	—	—	—	(12.4)	(12.4)
Exercise of options to purchase common stock	96	—	6.9	—	—	6.9
Issuance of shares for employee stock purchase plan	40	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	31.2	—	—	31.2
Restricted stock units vested, net of shares withheld for taxes	69	—	(6.1)	—	—	(6.1)
Balance at June 30, 2024	70,112	$0.1	$1,140.6	$(137.9)	$(4.4)	$998.4
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in millions)	2025	2024
Cash flows from operating activities		(Restated)
Net income	$57.9	$240.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44.0	38.0
Stock-based compensation expense	25.7	31.2
Non-cash interest expense	4.6	3.8
Loss on extinguishment of debt	123.9	—
Deferred income taxes	7.0	(139.2)
Provision for credit losses	5.1	0.6
Other	4.0	4.6
Changes in operating assets and liabilities:
Accounts receivable	(41.8)	(29.1)
Accounts receivable — related party	(25.1)	19.9
Inventories	(4.7)	(30.3)
Prepaid expenses and other assets	(31.6)	(15.7)
Accounts payable	72.6	56.4
Accrued expenses and other liabilities	19.7	(3.2)
Accrued expenses and other liabilities — related party	(1.0)	(2.6)
Net cash provided by operating activities	260.3	174.4
Cash flows from investing activities
Capital expenditures	(30.9)	(44.6)
Investments in developed software	(8.0)	(4.3)
Net cash used in investing activities	(38.9)	(48.9)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	440.7	—
Repayment of convertible debt	(541.5)	—
Settlement of capped call options	75.7	—
Proceeds from issuance of term loan B, net of issuance costs	15.5	—
Repayment of term loan B	(18.0)	(2.5)
Repayment of equipment financings	(7.1)	(12.2)
Financing lease payments	—	(5.9)
Repayment of mortgage	(1.2)	(1.2)
Proceeds from secured borrowing (note 3)	36.1	17.9
Repayment of secured borrowing (note 3)	(32.6)	(8.2)
Repurchase of common stock	(30.1)	—
Proceeds from exercise of stock options	12.6	6.9
Proceeds from issuance of common stock under employee stock purchase plan	7.1	6.0
Payment of withholding taxes in connection with vesting of restricted stock units	(22.9)	(6.1)
Net cash used in financing activities	(65.8)	(5.3)
Effect of exchange rate changes on cash and cash equivalents	12.7	(3.4)
Net increase in cash, cash equivalents and restricted cash	168.2	116.8
Cash and cash equivalents at beginning of period	953.4	704.2
Cash and cash equivalents at end of period	$1,121.6	$821.0
Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$4.5	$12.6
Purchases of property, plant and equipment included in long-term debt	$3.5	$—
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated income of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited consolidated financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other subsequent interim period. Columns and rows within tables may not add due to rounding.
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
Restatement of Condensed Consolidated Cash Flow Statement
In October 2024, the Company identified an error in the presentation of certain cash flow activity that impacted several line items within the previously issued Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2024. While these items affected cash flows from operating and financing activities, they had no impact on the net increase in cash and cash equivalents or net income. The Company assessed the materiality of the misstatement and concluded that this misstatement was not material to the previously issued consolidated financial statements. The Company has restated the accompanying Condensed Consolidated Statement of Cash Flow amounts previously reported to correct this matter. The following table presents a summary of the impact of the restatement on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2024.

(in millions)	Previously Reported	Restatement Adjustment	Restated
Accounts receivable	$(11.2)	$(17.9)	$(29.1)
Accrued expenses and other liabilities	$(11.4)	$8.2	$(3.2)
Net cash provided by operating activities	$184.1	$(9.7)	$174.4

Proceeds from secured borrowing	$—	$17.9	$17.9
Repayments of secured borrowing	$—	$(8.2)	$(8.2)
Net cash used in financing activities	$(15.0)	$9.7	$(5.3)
Related Party Transactions
The spouse of one of the members of the Company’s Board of Directors is an executive officer of one of the Company’s distributors. The terms of the distribution agreement are consistent with those prevailing at arm’s length.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $5.3 million and $4.0 million for the three months ended June 30, 2025 and 2024, respectively, and were $9.9 million and $7.4 million for the six months ended June 30, 2025 and 2024, respectively.
Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. To measure fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of input:

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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
U.S.	$453.2	$352.3	$854.9	$670.0
International	185.8	128.2	338.1	243.4
Total Omnipod products	639.0	480.4	1,193.0	913.4
Drug Delivery	10.2	8.1	25.1	16.8
Total revenue	$649.1	$488.5	$1,218.1	$930.2
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributor A	26%	29%	26%	27%
Distributor B	27%	22%	25%	26%
Distributor C	22%	23%	23%	22%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2025	December 31, 2024
Accrued expenses and other current liabilities	$17.4	$12.0
Other liabilities	1.4	2.0
Total deferred revenue	$18.7	$14.0
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Deferred revenue recognized	$0.5	$4.0	$6.2	$7.2
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$22.6	$20.1
Other assets	46.3	40.8
Total capitalized contract acquisition costs, net	$69.0	$60.9
The Company recognized $5.5 million and $4.4 million of amortization of capitalized contract acquisition costs during the three months ended June 30, 2025 and 2024, respectively, and recognized $10.6 million and $8.6 million of amortization of capitalized contract acquisition costs during the six months ended June 30, 2025 and 2024, respectively.

Note 3. Accounts Receivable, Net
Accounts receivable were comprised of the following:

(in millions)	June 30, 2025	December 31, 2024
Accounts receivable trade, net	$292.6	$242.8
Unbilled receivable	13.7	9.7
Accounts receivable, net	$306.4	$252.5
The percentages of accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	June 30, 2025	December 31, 2024
Distributor A	30%	35%
Distributor B	23%	27%
Distributor C	12%	15%
The Company outsources the insurance claim submissions process to a third-party service provider in one country in which it operates. Under this agreement, the Company transfers certain receivables in exchange for cash in advance. If the third-party service provider is unable to collect on the transferred receivables, the third-party service provider has recourse to the Company. This arrangement is accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. Receivables pledged as collateral of $17.7 million and $12.2 million are included in accounts receivable on the consolidated balance sheet as of June 30, 2025 and December 31, 2024, respectively. Liabilities associated with the secured borrowings of $17.7 million and $12.2 million are included within accrued expenses and other current liabilities in the consolidated balance sheet at June 30, 2025 and December 31, 2024, respectively. The classification within current liabilities is based on the expected resolution of the underlying receivables. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows.
Note 4. Inventories
Inventories were comprised of the following:

(in millions)	June 30, 2025	December 31, 2024
Raw materials	$179.8	$156.7
Work in process	66.0	81.2
Finished goods	201.2	192.5
Total inventories	$446.9	$430.4
Following the strategic decision to not move forward with the commercialization of Omnipod GO, the Company recorded a charge of $13.5 million related to certain inventory components that it no longer expected to utilize, which is included in cost of revenue in the consolidated statements of income for both the three and six months ended June 30, 2024.
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	June 30, 2025	December 31, 2024
Short-term portion	$36.6	$31.7
Long-term portion	144.1	135.3
Total capitalized implementation costs	180.7	167.0
Less: accumulated amortization	(77.8)	(62.4)
Capitalized implementation costs, net	$102.9	$104.6
Amortization expense was $7.9 million and $6.5 million for the three months ended June 30, 2025 and 2024, respectively, and was $15.5 million and $12.6 million for the six months ended June 30, 2025 and 2024, respectively.

Note 6. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill was as follows:

(in millions)
Balance at December 31, 2024	$51.5
Foreign currency translation	0.1
Balance at June 30, 2025	$51.7
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(34.7)	$8.5	$43.1	$(33.5)	$9.6
Internal-use software	56.6	(12.4)	44.2	52.4	(15.6)	36.8
Developed technology	27.4	(5.9)	21.5	27.4	(4.9)	22.5
Patents	36.3	(8.2)	28.1	36.2	(6.5)	29.6
Total intangible assets	$163.5	$(61.3)	$102.3	$159.1	$(60.6)	$98.5
Amortization expense for intangible assets was $2.6 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, and was $5.0 million and $4.8 million for the six months ended June 30, 2025 and 2024, respectively.
Note 7. Investments
Equity Securities Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $19.1 million and $21.9 million as of June 30, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy. The Company recorded a $2.8 million impairment associated with one equity security during the six months ended June 30, 2025, which is included in other expense, net. There was no impairment during any of the other periods presented. As of both June 30, 2025 and December 31, 2024 cumulative gains were $0.8 million.
Debt Securities
The Company has a strategic investment in debt securities of a privately held entity, which mature in December 2026 unless converted earlier and is included in other assets on the consolidated balance sheets. During the six months ended June 30, 2025, the Company recorded a $4.7 million provision for credit loss associated with this debt investment, which is included in selling, general and administrative expenses. No provision for credit loss was recorded during any of the other periods presented. The amortized cost basis of the debt securities was $5.0 million as of both June 30, 2025 and December 31, 2024. Refer to note 10 for the fair values.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2025	December 31, 2024
Accrued rebates	$175.4	$148.3
Employee compensation and related costs	131.9	142.9
Professional and consulting services	40.9	51.6
Other	105.3	81.2
Accrued expenses and other current liabilities	$453.4	$423.9
Product Warranty Costs
The Company provides a four-year warranty on its Controllers and Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on Controllers and PDMs sold in Canada and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Cost to service the claims reflects the current product cost, reclaim costs, shipping and handling costs and direct and incremental distribution and customer service support costs. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of income.
Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Product warranty liability at beginning of period	$16.1	$11.3	$13.9	$10.2
Warranty expense	6.8	5.7	14.4	11.2
Change in estimate	—	(0.4)	—	(0.4)
Warranty fulfillment	(5.8)	(5.0)	(11.2)	(9.4)
Product warranty liability at the end of period	$17.1	$11.6	$17.1	$11.6
Note 9. Debt
The components of debt consisted of the following:

		June 30, 2025	December 31, 2024
(in millions)	Maturity Date	Amount	Amount
Equipment financing	2025	4.7	8.7
Mortgage	2025	59.7	60.9
Convertible Senior Notes	2026	378.4	800.0
Equipment financings	2028	41.2	40.8
Revolving Credit Facility	2030	—	—
Term Loan B	2031	480.0	482.5
Senior Unsecured Notes	2033	450.0	—
Unamortized debt discount	2025 - 2033	(3.7)	(5.4)
Debt issuance costs	2025 - 2033	(10.6)	(7.7)
Total debt, net		1,399.7	1,379.8
Less: current portion		460.7	83.8
Total long-term debt, net		$939.0	$1,296.1
Convertible Senior Notes
The Company’s 0.375% Convertible Senior Notes due September 2026 (the “Convertible Notes”) have an effective interest rate of 1.25%. The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Contractual interest expense	$0.4	$0.8	$1.1	$1.5
Amortization of debt issuance costs	0.4	0.8	1.2	1.5
Total interest recognized on the Convertible Notes	$0.8	$1.5	$2.3	$3.0
As of June 30, 2025 and December 31, 2024, unamortized issuance costs associated with the Convertible Notes were $1.7 million and $5.1 million, respectively.
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
In conjunction with the issuance of the Convertible Notes, the Company purchased capped call options on the Company’s common stock with certain counterparties to reduce the potential dilution to its common stock (or, in the event the conversion is settled in cash, to provide a source of cash to settle a portion of its cash payment obligation) if, at the time of conversion, its stock price exceeds the conversion price under the Convertible Notes. The capped call options have an initial strike price of $335.90 per share, which represents a premium of 100% over the last reported sale price of the Company’s common stock of $167.95 per share on the date of the transaction. The capped call options were recorded within stockholders’ equity on the consolidated balance sheets.
During the three months ended June 30, 2025, the Company repurchased $294.7 million in principal ($293.1 million net of issuance costs) of the Convertible Notes for $377.6 million in cash, which resulted in an $84.4 million loss on extinguishment. The Company repurchased a total of $419.9 million in principal ($417.6 million net of issuance costs) of the Convertible Notes for $541.5 million in cash during the six months ended June 30, 2025, which resulted in a $123.9 million loss on extinguishment. Additionally, during the three and six months ended June 30, 2025, the Company received proceeds from the settlement of capped calls options totaling $52.6 million and $75.7 million, respectively.
In June 2025, the Company issued a notice of redemption for the remaining $380.1 million in principal of the Convertible Notes outstanding and terminated the related capped calls options. These transactions will settle in August 2025.
Senior Secured Credit Agreement
In March 2025, the Company upsized the borrowing capacity under its Revolving Credit Facility to $500 million and extended the maturity date to March 2030.
In June 2025, the Company amended its Term Loan B to bear interest at a rate of Secured Overnight Financing Rate (“SOFR”) plus 2.00%. At the same time, the Company amended its Revolving Credit Facility such that borrowings bear interest at a rate of SOFR plus an applicable margin of 1.50% to 2.00% based on the Company’s total leverage ratio.
Senior Unsecured Notes
In March 2025, the Company issued $450 million aggregate principal amount of 6.5% senior unsecured notes due April 2033, which have an effective interest rate of 6.84%. The net proceeds of $440.7 million were used to repurchase a portion of the Convertible Notes. The senior unsecured notes contain leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt, as well as other customary covenants.
Carrying Value
At the end of each period, the carrying value of the Company’s debt was comprised of the following:

(in millions)	June 30, 2025	December 31, 2024
Convertible Notes	$378.4	$794.9
Term Loan B	475.0	475.1
Senior Unsecured Notes	440.9	—
Equipment financings	45.8	49.3
Mortgage	59.6	60.6
Total debt, net	$1,399.7	$1,379.8

Note 10. Financial Instruments and Fair Value
Fair value disclosures for equity investments without readily determinable fair values are disclosed in note 7.
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$483.9	$—	$—	$483.9
Senior Unsecured Notes (1)	469.4	—	—	469.4
Convertible Senior Notes(2)	—	526.6	—	526.6
Equipment financings(3)	—	—	45.8	45.8
Mortgage(3)	—	—	59.6	59.6
Total	$953.3	$526.6	$105.3	$1,585.2

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$485.8	$—	$—	$485.8
Convertible Senior Notes(2)	—	1,018.9	—	1,018.9
Equipment financings(3)	—	—	49.3	49.3
Mortgage(3)	—	—	60.6	60.6
Total	$485.8	$1,018.9	$109.9	$1,614.7
(1) Fair value was determined using quoted market prices.
(2) Fair value was determined using market prices obtained from third-party pricing sources.
(3) Fair value approximates carrying value and was determined using the cost basis.
Assets Measured at Fair Value on a Recurring Basis
The following tables provide a summary of assets that are measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$185.9	$—	$—	$185.9
Money market mutual funds(1)	806.9	—	—	806.9
Term deposits(1)	—	128.7	—	128.7
Interest rate swaps(2)	—	0.2	—	0.2
Total assets	$992.9	$128.9	$—	$1,121.8

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$133.4	$—	$—	$133.4
Money market mutual funds(1)	819.9	—	—	819.9
Interest rate swaps(2)	—	5.4	—	5.4
Debt securities(3)	—	—	4.7	4.7
Total assets	$953.3	$5.4	$4.7	$963.5
(1) Cash and cash equivalents are carried at face amounts, which approximate their fair values.
(2) Fair value represents the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the swaps is included in other assets at June 30, 2025 and in prepaid expenses and other current assets at December 31, 2024.
(3) Fair value is determined using industry standard valuation models and market-based unobservable inputs, including credit spread and risk free rate ranging from 4.0% to 4.7%.

Judgement is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized. There were no changes in the fair value of the Level 3 debt securities during the three and six months ended June 30, 2024 and during the three months ended June 30, 2025. Below is a reconciliation of changes in fair value of our debt securities for the six months ended June 30, 2025.

(in millions)	Debt Securities
Balance at beginning of period	$4.7
Provision for credit loss included in selling, general and administrative expenses	(4.7)
Unrealized loss included in other expense, net	—
Balance at the end of period	$—
Below is a reconciliation of changes in fair value of other investments for the three and six months ended June 30, 2024.

(in millions)	Other Investments
Balance at beginning of both periods	$3.8
Unrealized loss included in other expense, net	(1.8)
Balance at the end of both periods	$2.0
During the three and six months ended June 30, 2025, there were no changes in the fair value of other investments categorized as Level 3.
Note 11. Derivative Instruments
The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties. In April 2025, the Company’s previous interest rate swaps expired and were replaced with interest rate swaps in which the Company receives variable rate interest payments and pays fixed interest at a weighted average rate of 3.47% on a total notional value of $460.0 million of the Term Loan B. The interest rate swaps have been designated as cash flow hedges.
As of June 30, 2025, $1.7 million of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of income over the next 12 months. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income (loss) are recognized within interest expense in the consolidated statement of income.
Note 12. Commitments and Contingencies
Legal Proceedings
On April 24, 2025, the United States District Court for the District of Massachusetts entered final judgment in favor of Insulet Corporation in its ongoing litigation against EOFlow Co., Ltd.; EOFlow, Inc.; Nephria Bio, Inc.; and EOFlow’s CEO, Jesse Kim (collectively, “Defendants”), Insulet Corp. v. EOFlow Co. Ltd. et al., 1:23-cv-11780-FDS (D. Mass.). The litigation concerned the Defendants’ misappropriation of Insulet’s proprietary trade secrets relating to the design and manufacture of the Omnipod insulin patch pump. On December 3, 2024, a unanimous jury found four trade secrets asserted by Insulet valid and misappropriated and awarded Insulet total damages of $452 million, composed of $170 million in compensatory damages and $282 million in exemplary damages. The Court’s April 24, 2025 orders upheld the jury verdict and further entered a permanent injunction against Defendants. The injunction prohibits Defendants and others subject to the order from using, possessing, selling, distributing, or seeking regulatory approval for any products that were designed, developed, or manufactured, in whole or in part, using or relying on Insulet’s trade secrets. The injunction is worldwide and took effect immediately subject to a limited exception that permits six months of continuing sales to those patients of EOFlow that existed in the Republic of Korea and the European Union as of October 2023. The permanent injunction further requires EOFlow to assign certain patent applications to Insulet, disgorge any break-up fees received from Medtronic in connection with a previously contemplated acquisition, and submit to ongoing audits to ensure compliance with the Court’s orders. In view of the scope of the permanent injunction, the Court reduced Insulet’s monetary award to $59.4 million to avoid a double recovery.
The Company has not recorded the damages awarded in the Company’s consolidated statements of income as EOFlow has appealed and Insulet has cross-appealed. EOFlow filed a motion to the court of appeals requesting that the permanent injunction against it be stayed in its entirety during the pendency of the appeal. On July 7, 2025, the court of appeals granted a stay in part “only to the extent that the district court’s temporary stay (set to end October 24, 2025), regarding EOFlow patients in the Republic of Korea and the European Union, is extended (1) to include patients residing in the European Union who were using the relevant product(s) as of April 24, 2025, and (2) until further notice of the court.”

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
Geographic information about revenue, based on customer location, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
U.S.	$463.3	$360.3	$879.9	$686.8
International	185.8	128.2	338.1	243.4
Total revenue	$649.1	$488.5	$1,218.1	$930.2
There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2025 and 2024.
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in millions)	June 30, 2025	December 31, 2024
U.S.	$465.9	$475.9
Malaysia	160.9	159.1
China	75.2	78.5
Other	18.4	9.7
Total long-lived assets, net	$720.4	$723.1
Note 14. Equity
Equity Award Plan
In May 2025, the Company adopted the 2025 Stock Option and Incentive Plan (the “2025 Plan”), which replaced its previous stock option and incentive plan. The 2025 Plan provides for a maximum of 7.4 million shares to be issued.
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$0.2	$0.2	$0.4	$0.4
Research and development expenses	2.9	2.1	5.5	4.2
Selling, general and administrative expenses	4.4	14.6	19.8	26.6
Total	$7.5	$17.0	$25.7	$31.2

Performance Share Units
During the six months ended June 30, 2025, the Company granted 118,013 performance stock units (“PSUs”) with a weighted-average grant-date fair value per share of $299.45. The PSUs included a relative total shareholder return (total shareholder return for the Company compared with total shareholder return of a peer group) as a market component. Depending on the achievement of the performance criteria and the Company’s relative market performance during the three-year performance period, a recipient of the award could ultimately vest at up to 250% of the target award. Stock-based payments that contain both performance and market condition are recognized when performance conditions are probable of being achieved based on the grant date fair value. The Company uses the Monte Carlo model to estimate the probability of satisfying the market condition. The weighted-average assumptions used in the Monte Carlo model for PSUs granted were:

Risk-free interest rate	4.0%
Expected stock price volatility	41.7%
Peer group stock price volatility	46.0%
Correlation of returns	27.0%
Deferred Compensation Plan
The Company has an unfunded, non-qualified deferred compensation plan for non-employee directors that allows participants to defer receipt of RSUs or cash compensation in the form of stock until a later date. Deferred awards are credited to a deferred stock account. The shares are held in a rabbi trust, which is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. As of June 30, 2025, 3,495 shares were held in the trust. No shares were held in the trust as of December 31, 2024. The shares will be distributed when board service ceases.
Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026 to offset dilution from stock-based compensation. During the three and six months ended June 30, 2025, we repurchased approximately 93 thousand shares for $30.1 million under this program.
Note 15. Income Taxes
The Company’s effective tax rate was 20.8% and 24.3% for the three and six months ended June 30, 2025, respectively. For both the three and six months ended June 30, 2025, the tax rate varied from the U.S. statutory rate primarily due to non-deductible charges from the repurchase of a portion of the Company's convertible debt, partially reduced by windfall tax benefits from employee stock-based compensation.
The Company's effective tax rate was a benefit of 269.3% and 126.6% for the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2024, the Company recorded a tax benefit of $146.9 million and $153.5 million, respectively, from the release of the majority of its valuation allowance, of which $136.4 million related to a discrete tax benefit arising from the expected realization of deferred tax assets in future years. The remainder related to the tax effects of income generated during each period. In addition, during the three and six months ended June 30, 2024, the Company recorded a discrete tax benefit of $4.8 million associated with a U.S. federal research and development tax credit recovery project for tax years 2017 through 2021.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements.

Note 16. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Net income	$22.5	$188.6	$57.9	$240.1
Add back interest expense, net of tax	—	2.5	—	4.9
Net income, diluted	$22.5	$191.1	$57.9	$245.0

Weighted average number of common shares outstanding, basic (in thousands)	70,389	70,062	70,330	70,010
Restricted stock units	159	72	195	77
Stock options	104	140	115	157
Convertible Notes	—	3,528	—	3,528
Weighted average number of common shares outstanding, diluted (in thousands)	70,652	73,802	70,641	73,771

Earnings per share:
Basic	$0.32	$2.69	$0.82	$3.43
Diluted	$0.32	$2.59	$0.82	$3.32
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted stock units	441	471	431	456
Stock options	130	286	134	249
Convertible Notes	1,862	—	2,671	—
Total	2,433	757	3,236	706

Note 17. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(12.0)	$(0.3)	$6.3	$(6.0)	$(22.3)	$(0.3)	$9.4	$(13.2)
Other comprehensive income (loss) before reclassifications	22.3	—	(6.1)	16.3	32.6	—	(14.5)	18.1
Amounts reclassified to net income (1)	—	—	5.1	5.1	—	—	10.5	10.5
Balance at the end of period	$10.3	$(0.3)	$5.3	$15.4	$10.3	$(0.3)	$5.3	$15.4

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21.0)	$(0.3)	$20.9	$(0.4)	$(14.4)	$(0.3)	$22.8	$8.0
Other comprehensive loss before reclassifications	(1.2)	—	(9.4)	(10.5)	(7.7)	—	(17.9)	(25.6)
Amounts reclassified to net income (1)	—	—	6.6	6.6	—	—	13.2	13.2
Balance at the end of period	$(22.1)	$(0.3)	$18.1	$(4.4)	$(22.1)	$(0.3)	$18.1	$(4.4)
(1) Presented net of income taxes, the amounts of which are insignificant. There is no income tax impact on currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2024 and in this quarterly report. Columns and rows within tables may not add due to rounding. Percentages have been calculated using actual, non-rounded figures.
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
We also continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In June 2025, our Omnipod 5 app for iPhone compatible with Dexcom’s G7 CGM became fully available in the United States.
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

Revenue

	Three Months Ended June 30,
(dollars in millions)	2025	2024	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$453.2	$352.3	28.7%	—%	28.7%
International	185.8	128.2	45.0%	6.2%	38.8%
Total Omnipod Products	639.0	480.4	33.0%	1.6%	31.4%
Drug Delivery	10.2	8.1	25.7%	—%	25.7%
Total	$649.1	$488.5	32.9%	1.6%	31.3%

	Six Months Ended June 30,
(dollars in millions)	2025	2024	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$854.9	$670.0	27.6%	—%	27.6%
International	338.1	243.4	38.9%	1.4%	37.5%
Total Omnipod Products	1,193.0	913.4	30.6%	0.4%	30.2%
Drug Delivery	25.1	16.8	49.2%	—%	49.2%
Total	$1,218.1	$930.2	30.9%	0.4%	30.6%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended June 30, 2025 increased $160.6 million, or 32.9%, to $649.1 million, compared with $488.5 million for the three months ended June 30, 2024. Total revenue for the six months ended June 30, 2025 increased $287.9 million, or 30.9%, to $1.2 billion, compared with $930.2 million for the six months ended June 30, 2024. Constant currency revenue growth of 31.3% and 30.6% for the three and six months ended June 30, 2025, respectively, was primarily driven by higher sales volume largely attributable to our growing customer base. An increase in inventory days on hand at distributors also contributed to the total revenue growth for the six months ended June 30, 2025, although to a lesser extent.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $100.9 million, or 28.7%, to $453.2 million for the three months ended June 30, 2025, compared with $352.3 million for the three months ended June 30, 2024. This increase primarily resulted from higher sales volume driven by growing our customer base. Revenue from the sale of Omnipod products in the U.S. for the three months ended June 30, 2025 included $178.6 million of related party revenue, compared with $147.3 million for the three months ended June 30, 2024. The $31.3 million increase resulted from growth through the pharmacy channel.
Revenue from the sale of Omnipod products in the U.S. increased $184.9 million, or 27.6%, to $854.9 million for the six months ended June 30, 2025, compared with $670.0 million for the six months ended June 30, 2024. This increase primarily resulted from higher sales volume driven by growing our customer base, and, to a lesser extent, the impact of the acceleration of orders by pharmacy wholesalers in the fourth quarter of 2023 in advance of the implementation of our new ERP system on January 1, 2024. Revenue from the sale of Omnipod products in the U.S. for the six months ended June 30, 2025 included $327.1 million of related party revenue, compared with $259.1 million for the six months ended June 30, 2024. The $67.9 million increase resulted from growth through the pharmacy channel.
For full year 2025, we expect strong U.S. revenue growth primarily driven by the benefits of our recurring revenue model and continued volume growth of Omnipod 5.
International
Revenue from the sale of Omnipod products in our international markets increased $57.6 million, or 45.0%, to $185.8 million for the three months ended June 30, 2025, compared with $128.2 million for the three months ended June 30, 2024. Excluding the 6.2% favorable impact of currency exchange, the remaining 38.8% increase in revenue was primarily due to higher volumes from our growing customer base, largely resulting from the prior year launches of Omnipod 5. A higher average selling price for Omnipod 5, compared with Omnipod DASH, also contributed to the revenue increase.
Revenue from the sale of Omnipod products in our international markets increased $94.7 million, or 38.9%, to $338.1 million for the six months ended June 30, 2025, compared with $243.4 million for the six months ended June 30, 2024. Excluding the 1.4% favorable impact of currency exchange, the remaining 37.5% increase in revenue was primarily due to higher volumes from our growing customer base, largely resulting from the prior year launches of Omnipod 5 and, to a lesser extent, from an increase in estimated inventory days-on-hand at distributors to support our 2025 Omnipod 5 launches. A higher average selling price for Omnipod 5, compared with Omnipod DASH and Classic Omnipod, also contributed to the revenue increase.

For full year 2025, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and higher price resulting from conversions to Omnipod 5 primarily due to the launch of Omnipod 5 in Australia, Canada and the Nordic countries, growth from the prior year launches, primarily France, and the continued roll out of Omnipod 5 in additional markets.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy.
Drug Delivery revenue was $10.2 million and $8.1 million for the three months ended June 30, 2025 and 2024, respectively and $25.1 million and $16.8 million for the six months ended June 30, 2025 and 2024, respectively. The $8.3 million increase for the six months ended June 30, 2025 resulted from an increase in orders from our partner.
Costs and Expenses

	Three Months Ended June 30,
	2025		2024
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$196.9	30.3%	$157.6	32.3%
Research and development expenses	$73.4	11.3%	$53.9	11.0%
Selling, general and administrative expenses	$257.7	39.7%	$222.5	45.5%

	Six Months Ended June 30,
	2025		2024
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$356.8	29.3%	$292.5	31.4%
Research and development expenses	$133.0	10.9%	$104.1	11.2%
Selling, general and administrative expenses	$518.4	42.6%	$422.2	45.4%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2025 increased $39.3 million, or 25.0%, to $196.9 million, compared with $157.6 million for the three months ended June 30, 2024. Gross margin was 69.7% for the three months ended June 30, 2025, compared with 67.7% for the three months ended June 30, 2024. The 190 basis point increase in gross margin was primarily driven by a $13.5 million charge in the prior year related to certain components utilized in OmnipodGO, which we decided not to commercialize.
Cost of revenue for the six months ended June 30, 2025 increased $64.3 million, or 22.0%, to $356.8 million, compared with $292.5 million for the six months ended June 30, 2024. Gross margin was 70.7% for the six months ended June 30, 2025, compared with 68.6% for the six months ended June 30, 2024. The 210 basis point increase in gross margin was primarily driven by a $13.5 million charge in the prior year related to certain components utilized in OmnipodGO, which we decided not to commercialize.
For full year 2025, we expect gross margin to be approximately 71.0%. We anticipate gross margin to increase compared with 2024 primarily due to improved manufacturing efficiencies, pricing benefits and volume, partially offset by the negative impact of tariffs, which we currently estimate to be approximately 20 basis points; however, should the exemption that is currently in place for certain medical devices be eliminated, tariffs would have a material impact on our results of operations.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2025 increased $19.5 million, or 36.2%, to $73.4 million, compared with $53.9 million for the three months ended June 30, 2024. Research and development expenses as a percent of revenue was 11.3% and 11.0% for the three months ended June 30, 2025 and 2024, respectively. Research and development expenses for the six months ended June 30, 2025 increased $28.9 million, or 27.8%, to $133.0 million, compared with $104.1 million for the six months ended June 30, 2024. Research and development expenses as a percentage of revenue was 10.9% and 11.2% for the six months ended June 30, 2025 and 2024, respectively. The increases in research and development expense in both the three and six months ended June 30, 2025 were primarily due to year-over-year headcount additions to support continued investment in our Omnipod and pipeline products and, to a lesser extent, higher consulting costs to support clinical trials and our Omnipod and next generation products.
We expect research and development spending in 2025 to increase compared with 2024 as we continue to invest in advancing our innovation and clinical pipeline.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2025 increased $35.3 million, or 15.8%, to $257.7 million, compared with $222.5 million for the three months ended June 30, 2024. Selling, general and administrative expenses for the six months ended June 30, 2025 increased $96.2 million, or 22.8%, to $518.4 million, compared with $422 million for the six months ended June 30, 2024. The increases in selling, general and administrative expense for both the three and six months ended June 30, 2025 were primarily attributable to year-over-year headcount additions to enhance customer product support and support both our business growth and Omnipod 5, partially offset by the reversal of stock-based compensation expense associated with the forfeiture of equity awards due to the departure of our former Chief Executive Officer.
We expect selling, general and administrative expenses to increase in 2025 compared with 2024 due to investments in our operating structure, primarily headcount additions, particularly in the areas of customer and Omnipod 5 support, sales, quality and regulatory support, and international expansion to facilitate continued growth globally. We also plan to make additional investments to continue to support the Omnipod platform and the phased launch of Omnipod 5 in our existing international markets and prepare for expansion into new countries.
Non-Operating Items
Interest Expense and Income
Interest expense increased $8.6 million to $19.6 million for the three months ended June 30, 2025, compared with $11.0 million for the three months ended June 30, 2024. Interest expense increased $7.1 million to $28.8 million for the six months ended June 30, 2025, compared with $21.7 million for the six months ended June 30, 2024. The increase in interest expense for both the three and six months ended June 30, 2025 primarily resulted from the issuance of 6.5% senior unsecured notes in March 2025 and lower gains on the new interest rate swaps entered into in April 2025. These increases were partially offset by lower interest on our Term Loan B resulting from the refinancing in August 2024.
Interest income was $10.1 million and $9.3 million for the three months ended June 30, 2025 and 2024, respectively, and $20.3 million and $18.7 million for the six months ended June 30, 2025 and 2024, respectively. The increases in interest income for both the three and six months ended June 30, 2025 were primarily driven by higher average cash balances, partially offset by lower average interest rates.
We expect net interest expense for the full year 2025 to increase approximately $30 million compared with 2024 due to the debt transactions discussed in note 9 and the replacement of our interest rate swaps that expired in April 2025 discussed in note 11.
Other income (expense), net
Other income, net was $1.3 million for the three months ended June 30, 2025, compared with other expense, net of $0.9 million for the three months ended June 30, 2024. Other expense, net was $1.8 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. Other expense for the six months ended June 30, 2025 included a $2.8 million impairment associated with an equity investment.
Income Tax (Expense) Benefit
Our effective tax rate was 20.8% and 24.3% for the three and six months ended June 30, 2025, respectively, compared with a tax benefit of 269.3% and 126.6% for the three and six months ended June 30, 2024, respectively. The increases in the effective tax rates for both periods were primarily due to the existence of a full valuation allowance against deferred tax assets in the prior year, most of which was released during the three months ended June 30, 2024.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. More than 50 countries, including the Netherlands and the United Kingdom (among others) in which we operate, have thus far enacted elements of the global minimum tax legislation which continue to be effective for us throughout fiscal 2025. The global minimum tax is a significant structural change to the international taxation framework. We anticipate further legislative activity and administrative guidance throughout 2025. Overall, the legislation as currently enacted did not impact our consolidated financial statements for the six months ended June 30, 2025. We are continuing to evaluate the potential impact on future periods.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. Additionally, the OBBBA allows accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$22.5	$188.6	$57.9	$240.1
Interest expense, net	9.5	1.7	8.5	3.0
Income tax expense (benefit)	5.9	(137.5)	18.6	(134.1)
Depreciation and amortization	22.3	19.3	44.0	38.0
Stock-based compensation(1)	7.5	17.0	25.7	31.2
CEO transition(2)	5.4	—	5.4	—
Loss on extinguishment of debt(3)	84.4	—	123.9	—
Loss on investments(4)	—	1.8	7.5	1.8
Adjusted EBITDA	$157.5	$90.9	$291.5	$180.0
(1) Amounts for the three and six months ended June 30, 2025 include $10.8 million reversal of stock-based compensation expense associated with the departure of the Company's former Chief Executive Officer.
(2) Represents severance benefits for the Company's former Chief Executive Officer.
(3) Relates to the repurchase of a portion of our convertible debt.
(4) Represents losses associated with debt and equity investments.
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

Liquidity and Capital Resources
Contractual Obligations
In 2025, we entered into a purchase agreement with NXP USA, Inc. pursuant to which we are committed to purchasing semi-conductor chips for approximately $50 million as of June 30, 2025. See note 9 for information on the debt transactions that were executed during the three months ended June 30, 2025.
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(dollars in millions)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$1,121.6	$953.4
Current portion of long-term debt	$460.7	$83.8
Long-term debt, net	$939.0	$1,296.1
Total debt, net	$1,399.7	$1,379.8
Total stockholders’ equity	$1,462.9	$1,211.6
Debt-to-total capital ratio	49%	53%
Net debt-to-total capital ratio	10%	16%
Convertible Debt
As discussed in note 9, in March and April 2025, we repurchased $420 million in principal of our Convertible Senior Notes (the “Convertible Notes”). Subsequent to these transactions, the following Convertible Notes were outstanding, which are convertible into our common stock:

Issuance Date	Coupon	Principal Outstanding (in millions)	Conversion Rate (1)	Conversion Price per Share of Common Stock
September 2019	0.375%	$380.1	4.4105	$226.73
(1) Per $1,000 face value of notes
In June 2025, we issued a notice of redemption for all of our remaining outstanding Convertible Notes and terminated the related capped call options. These transactions will settle in August 2025, and we intend to use cash and proceeds from the capped call options to settle the conversion.
Credit Agreement
We have a $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At June 30, 2025, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
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
Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026 to offset dilution from stock-based compensation. During the three and six months ended June 30, 2025, we repurchased approximately 93 thousand shares for $30.1 million under this program.

Summary of Cash Flows
As discussed in Note 1, we have restated the Condensed Consolidated Statement of Cash Flow amounts previously reported for the six months ended June 30, 2024 to correct an error in the presentation of certain cash flow activity that affected cash flows from operating and financing activities. There was no impact on the net increase in cash and cash equivalents or net income.

	Six Months Ended June 30,
(in millions)	2025	2024
Cash provided by (used in):		(Restated)
Operating activities	$260.3	$174.4
Investing activities	(38.9)	(48.9)
Financing activities	(65.8)	(5.3)
Effect of exchange rate changes on cash and cash equivalents	12.7	(3.4)
Net increase in cash and cash equivalents	$168.2	$116.8
Operating Activities
Net cash provided by operating activities of $260.3 million for the six months ended June 30, 2025 was primarily attributable to net income, as adjusted for loss on extinguishment of debt, depreciation and amortization, and stock-based compensation expense, partially offset by an $11.9 million working capital outflow. The working capital outflow was driven by a $66.9 million increase in accounts receivable and a $31.6 million increase in prepaid expenses and other assets, partially offset by a $72.6 million increase in accounts payable and a $18.7 million increase in accrued expenses and other liabilities. The increase in accounts receivable was primarily due to an increase in sales driven by our growing customer base. The increase in prepaid expenses and other assets was primarily driven by prepaid income taxes, cloud computing costs and raw materials. The increase in accounts payable was driven by the timing of payments. Finally, the increase in accrued expenses and other liabilities was primarily driven by an increase in accrued rebates primarily due to timing, changes in contract terms, and higher revenue and an increase in accrued compensation driven by headcount additions to support our growing business, partially offset by the annual payout of cash bonuses for performance in the prior year.
Investing Activities
Net cash used in investing activities was $38.9 million for the six months ended June 30, 2025, compared with $48.9 million for the six months ended June 30, 2024.
Capital Spending—Capital expenditures were $30.9 million for the six months ended June 30, 2025, compared with $44.6 million for the six months ended June 30, 2024. The $13.7 million decrease primarily related to the purchase of machinery, equipment and tooling during six months ended June 30, 2024 for our Malaysia manufacturing facility which began operating mid-2024. We expect capital expenditures for 2025 to increase compared with 2024 as we continue to expand globally and optimize our manufacturing and supply chain operations. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $8.0 million and $4.3 million for the six months ended June 30, 2025 and 2024, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Financing Activities
Net cash used in financing activities was $65.8 million for the six months ended June 30, 2025, compared with $5.3 million for the six months ended June 30, 2024.
Debt Issuance and Repayments—During the six months ended June 30, 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used the proceeds along with proceeds of $75.7 million from the unwinding of a portion of the related capped call options to partially fund the $541.5 million repurchase of a portion of our Convertible Notes. In addition, during the six months ended June 30, 2025, we received proceeds of $15.5 million from the refinancing of Term Loan B and repaid $26.4 million of our Term Loan B, equipment financings, and mortgage, compared with payments of $15.9 million during the six months ended June 30, 2024.
Proceeds and Repayments from Secured Borrowing—During the six months ended June 30, 2025 and 2024, we received cash advances net of repayments of $3.5 million and $9.7 million, respectively, from a third-party to whom we outsource our insurance claim submissions process in a certain country.
Finance Lease Repayments—During the six months ended June 30, 2024, we made finance lease repayments associated with our Malaysia manufacturing facility totaling $5.9 million.
Proceeds from Option Exercises—Proceeds from option exercises were $12.6 million and $6.9 million for the six months ended June 30, 2025 and 2024, respectively. The $5.7 million increase was primarily driven by more option exercises driven by an increase in our stock price.

Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $22.9 million and $6.1 million for the six months ended June 30, 2025 and 2024, respectively. The $16.7 million increase was primarily driven by a higher fair market value of the restricted stock units that vested during the period.
Repurchase of Common Stock—During the six months ended June 30, 2025, we paid $30.1 million to repurchase common shares to offset dilution from stock-based compensation.
Free Cash Flow
Free cash flow was $229.4 million for the six months ended June 30, 2025, compared with $129.8 million for the six months ended June 30, 2024. The $99.6 million increase in free cash flow primarily resulted from an increase in operating income as adjusted for depreciation, amortization, and stock-based compensation expense.
Free cash flow is a non-GAAP measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See "Non-GAAP Financial Measures." A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

	Six Months Ended June 30,
(in millions)	2025	2024
		(Restated)
Net cash provided by operating activities	$260.3	$174.4
Capital expenditures	(30.9)	(44.6)
Free cash flow	$229.4	$129.8
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
In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20), which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The adoption of ASU 2024-04 is not expected to impact our consolidated financial statements because we have initiated the redemption of our remaining convertible debt outstanding and the transaction will settle prior to the required January 2026 adoption date.
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
•ability to raise additional funds on acceptable terms or at all; and
•changes in tax laws or exposure to significant tax liabilities.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of Equity Securities
The following table presents information regarding repurchases of our shares of common stock during the three months ended June 30, 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
4/1/2025 - 4/30/2025	$—	$—	$—	$125.0
5/1/2025-5/31/2025	$69,700	$324.32	$69,700	$102.4
6/1/2025-6/30/2025	$23,332	$320.68	$23,332	$94.9
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
On May 23, 2025, Eric Benjamin, the Company’s Executive Vice President, Chief Product and Customer Experience Officer, adopted a written trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 10,824 shares of the Company’s common stock between August 21, 2025 and June 1, 2026. The trading plan will cease upon the earlier of June 1, 2026 or the sale of all shares subject to the trading plan.
During the period covered by this Quarterly Report on Form 10-Q, none of our other executive officers and no director of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Number	Description

10.1#	Insulet Corporation 2025 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 on May 22, 2025)

10.2#	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 28, 2025)

10.3#	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed May 28, 2025)

10.4#	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed May 28, 2025)

10.5#
Form of Insulet Corporation 2025 Stock Option and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed May 28, 2025)

\
10.6
Eighth Amendment to Credit Agreement, dated June 6, 2025, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2025)

10.7# *	Offer Letter between Lisa Blair Davis and Insulet Corporation, dated June 27, 2025

10.8	Form of Unwind Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2025)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2025 and December 31, 2024

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2025 and 2024

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and 2024

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

#	Management contract or compensation plan.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	August 7, 2025	/s/ Ashley McEvoy
Ashley McEvoy
Chief Executive Officer (Principal Executive Officer)

Date:	August 7, 2025	/s/ Ana M. Chadwick
Ana M. Chadwick
Chief Financial Officer, Executive Vice President (Principal Financial Officer)