Form 10-Q
period 2025-09-30
INSULET CORP
filed 2025-11-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of October 30, 2025, the registrant had 70,346,898 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$757.4	$953.4
Accounts receivable trade, net of allowance for credit losses of $1.6 and $1.4	306.5	252.5
Accounts receivable trade, net — related party	155.7	113.0
Inventories	446.3	430.4
Prepaid expenses	72.6	50.6
Other current assets	120.8	91.5
Total current assets	1,859.4	1,891.3
Property, plant and equipment, net	724.1	723.1
Other intangible assets, net	105.0	98.5
Goodwill	51.6	51.5
Deferred tax assets	100.9	141.8
Other assets	188.3	181.6
Total assets	$3,029.3	$3,087.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$48.2	$19.8
Accrued expenses and other current liabilities	518.7	423.9
Accrued expenses and other current liabilities — related party	0.9	1.0
Current portion of long-term debt	79.9	83.8
Total current liabilities	647.7	528.4
Long-term debt, net	934.9	1,296.1
Other liabilities	62.6	51.7
Total liabilities	1,645.1	1,876.1
Commitments and contingencies (note 12)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,529,988 and 70,196,031 issued	0.1	0.1
Additional paid-in capital	1,245.8	1,184.4
Accumulated earnings	185.8	40.3
Accumulated other comprehensive income (loss)	12.2	(13.2)
Treasury stock, at cost; 184,300 and — shares	(60.5)	—
Deferred compensation	0.9	—
Total stockholders’ equity	1,384.1	1,211.6
Total liabilities and stockholders’ equity	$3,029.3	$3,087.7
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Revenue	$521.7	$372.6	$1,412.7	$1,043.7
Revenue from related party	184.5	171.3	511.6	430.4
Total revenue	706.3	543.9	1,924.3	1,474.1
Cost of revenue	196.2	166.8	553.0	459.3
Gross profit	510.1	377.1	1,371.3	1,014.8
Research and development expenses	77.2	54.9	210.2	159.0
Selling, general and administrative expenses	315.2	234.1	833.6	656.3
Operating income	117.7	88.1	327.5	199.6
Interest expense	(15.6)	(12.4)	(44.5)	(34.1)
Interest income	8.6	10.5	29.0	29.2
Loss on extinguishment of debt	—	—	(123.9)	—
Other income (expense), net	12.1	(3.4)	11.2	(5.9)
Income before income taxes	122.8	82.9	199.3	188.8
Income tax (expense) benefit	(35.2)	(5.4)	(53.9)	128.8
Net income	$87.6	$77.5	$145.5	$317.6

Earnings per share:
Basic	$1.24	$1.11	$2.07	$4.53
Diluted	$1.24	$1.08	$2.05	$4.40
Weighted-average number of common shares outstanding (in thousands):
Basic	70,367	70,123	70,343	70,047
Diluted	70,661	73,951	72,292	73,830
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$87.6	$77.5	$145.5	$317.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(3.3)	29.7	29.3	22.0
Unrealized gain (loss) on cash flow hedges, net of tax	0.1	(5.7)	(3.9)	(10.3)
Other comprehensive (loss) income, net of tax	(3.2)	24.1	25.3	11.7
Comprehensive income	$84.3	$101.6	$170.8	$329.3

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2025	70,391	$0.1	$1,379.4	$98.2	$15.4	$(31.0)	$0.9	$1,462.9
Net income	—	—	—	87.6	—	—	—	87.6
Other comprehensive loss, net of tax	—	—	—	—	(3.2)	—	—	(3.2)
Exercise of options to purchase common stock	32	—	4.6	—	—	—	—	4.6
Stock-based compensation expense	—	—	16.7	—	—	—	—	16.7
Restricted stock units vested, net of shares withheld for taxes	14	—	(2.3)	—	—	—	—	(2.3)
Repurchase of common stock	(91)	—	—	—	—	(29.6)	—	(29.6)
Conversion of Convertible Senior Notes	—	—	(144.8)	—	—	—	—	(144.8)
Settlement of capped call options	—	—	(7.8)	—	—	—	—	(7.8)
Balance at September 30, 2025	70,346	$0.1	$1,245.8	$185.8	$12.2	$(60.5)	$0.9	$1,384.1

Three Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at June 30, 2024	70,112	$0.1	$1,140.6	$(137.9)	$(4.4)	$998.4
Net income	—	—	—	77.5	—	77.5
Other comprehensive income, net of tax	—	—	—	—	24.1	24.1
Exercise of options to purchase common stock	20	—	0.7	—	—	0.7
Stock-based compensation expense	—	—	18.2	—	—	18.2
Restricted stock units vested, net of shares withheld for taxes	9	—	(0.9)	—	—	(0.9)
Balance at September 30, 2024	70,142	$0.1	$1,158.7	$(60.4)	$19.7	$1,118.0

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2024	70,196	$0.1	$1,184.4	$40.3	$(13.2)	$—	$—	$1,211.6
Net income	—	—	—	145.5	—	—	—	145.5
Other comprehensive income, net of tax	—	—	—	—	25.3	—	—	25.3
Exercise of options to purchase common stock	141	—	17.2	—	—	—	—	17.2
Issuance of shares for employee stock purchase plan	31	—	7.1	—	—	—	—	7.1
Stock-based compensation expense	—	—	42.4	—	—	—	—	42.4
Restricted stock units vested, net of shares withheld for taxes	162	—	(25.1)	—	—	—	—	(25.1)
Repurchase of common stock	(184)	—	—	—	—	(59.6)	—	(59.6)
Deferred compensation	—	—	—	—	—	(0.9)	0.9	—
Conversion of Convertible Senior Notes	—	—	(144.8)	—	—	—	—	(144.8)
Settlement of capped call options	—	—	164.6	—	—	—	—	164.6
Balance at September 30, 2025	70,346	$0.1	$1,245.8	$185.8	$12.2	$(60.5)	$0.9	$1,384.1

Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2023	69,907	$0.1	$1,102.7	$(378.0)	$8.0	$732.7
Net income	—	—	—	317.6	—	317.6
Other comprehensive income, net of tax	—	—	—	—	11.7	11.7
Exercise of options to purchase common stock	117	—	7.7	—	—	7.7
Issuance of shares for employee stock purchase plan	40	—	6.0	—	—	6.0
Stock-based compensation expense	—	—	49.3	—	—	49.3
Restricted stock units vested, net of shares withheld for taxes	78	—	(7.0)	—	—	(7.0)
Balance at September 30, 2024	70,142	$0.1	$1,158.7	$(60.4)	$19.7	$1,118.0
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash flows from operating activities
Net income	$145.5	$317.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.0	59.3
Stock-based compensation expense	42.4	49.3
Non-cash interest expense	5.4	5.4
Loss on extinguishment of debt	123.9	—
Gain on derivative asset	(12.5)	—
Deferred income taxes	42.7	(140.8)
Provisions for credit losses	5.2	0.7
Unrealized loss on investments	—	3.9
Other	5.0	4.9
Changes in operating assets and liabilities:
Accounts receivable	(43.4)	(20.5)
Accounts receivable — related party	(42.7)	5.6
Inventories	(4.7)	(38.6)
Prepaid expenses and other assets	(55.5)	(16.8)
Accounts payable	25.6	20.0
Accrued expenses and other liabilities	83.2	31.8
Accrued expenses and other liabilities — related party	(0.1)	0.8
Net cash provided by operating activities	386.0	282.7
Cash flows from investing activities
Capital expenditures	(56.5)	(71.3)
Investments in developed software	(13.5)	(6.7)
Cash paid for investments	—	(0.2)
Net cash used in investing activities	(69.9)	(78.2)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	440.7	—
Repayment of convertible debt	(1,052.2)	—
Settlement of capped call options	164.6	—
Proceeds from issuance of term loan B, net of issuance costs	15.5	130.0
Repayment of term loan B	(19.3)	(136.0)
Repayment of equipment financings	(12.2)	(15.6)
Financing lease repayments	—	(6.0)
Repayment of mortgage	(1.9)	(1.8)
Proceeds from secured borrowing (note 3)	49.4	32.6
Repayment of secured borrowing (note 3)	(46.8)	(17.2)
Repurchase of common stock	(59.6)	—
Proceeds from exercise of stock options	17.2	7.7
Proceeds from issuance of common stock under employee stock purchase plan	7.1	6.0
Payment of withholding taxes in connection with vesting of restricted stock units	(25.1)	(7.0)
Net cash used in financing activities	(522.8)	(7.2)
Effect of exchange rate changes on cash and cash equivalents	10.8	1.3
Net (decrease) increase in cash and cash equivalents	(195.9)	198.5
Cash and cash equivalents at beginning of period	953.4	704.2
Cash and cash equivalents at end of period	$757.4	$902.6
Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$3.1	$7.7
Purchases of property, plant and equipment included in long-term debt	$3.5	$3.5
Additions to right-of-use assets resulting from new operating lease liabilities	$8.8	$0.3
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements reflect the consolidated income of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited condensed financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025, or for any other subsequent interim period. Columns and rows within tables may not add due to rounding.
The year-end balance sheet data was derived from the audited consolidated financial statements. These unaudited condensed financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Related Party Transactions
One of the members of the Company’s Board of Directors was married to an executive officer of one of the Company’s distributors. The terms of the distribution agreement are consistent with those prevailing at arm’s length.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses were $6.3 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and were $16.2 million and $11.9 million for the nine months ended September 30, 2025 and 2024, respectively.
Advertising Costs
Advertising costs were $49.0 million and $28.3 million for the three months ended September 30, 2025 and 2024, respectively, and were $86.7 million and $60.2 million for the nine months ended September 30, 2025 and 2024, respectively. Advertising costs are included in selling, general and administrative expenses.
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
Judgment is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized.
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities, are carried at cost, which approximates their fair value because of their short-term maturity.

Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
U.S.	$497.1	$395.6	$1,352.0	$1,065.6
International	202.1	137.9	540.2	381.4
Total Omnipod products	699.2	533.5	1,892.2	1,447.0
Drug Delivery	7.1	10.3	32.2	27.1
Total revenue	$706.3	$543.9	$1,924.3	$1,474.1
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributor A	28%	30%	27%	28%
Distributor B	26%	25%	26%	27%
Distributor C	24%	19%	24%	22%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2025	December 31, 2024
Accrued expenses and other current liabilities	$16.5	$12.0
Other liabilities	1.8	2.0
Total deferred revenue	$18.3	$14.0
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Deferred revenue recognized	$10.3	$9.7
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	September 30, 2025	December 31, 2024
Prepaid expenses and other current assets	$24.3	$20.1
Other assets	50.8	40.8
Total capitalized contract acquisition costs, net	$75.1	$60.9
The Company recognized $5.9 million and $4.6 million of amortization of capitalized contract acquisition costs during the three months ended September 30, 2025 and 2024, respectively, and recognized $16.5 million and $13.2 million of amortization of capitalized contract acquisition costs during the nine months ended September 30, 2025 and 2024, respectively.
Note 3. Accounts Receivable, Net
Accounts receivable, net were comprised of the following:

(in millions)	September 30, 2025	December 31, 2024
Accounts receivable trade, net	$297.4	$242.8
Unbilled receivable	9.1	9.7
Accounts receivable, net	$306.5	$252.5

The percentages of accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	September 30, 2025	December 31, 2024
Distributor A	33%	35%
Distributor B	21%	27%
Distributor C	12%	15%
The Company outsources the insurance claim submissions process to a third-party service provider in one country in which it operates. Under this agreement, the Company transfers certain receivables in exchange for cash in advance. If the third-party service provider is unable to collect on the transferred receivables, the third-party service provider has recourse to the Company. This arrangement is accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. Receivables pledged as collateral of $16.5 million and $12.2 million are included in accounts receivable on the consolidated balance sheet as of September 30, 2025 and December 31, 2024, respectively. Liabilities associated with the secured borrowings of $16.5 million and $12.2 million are included within accrued expenses and other current liabilities in the consolidated balance sheet at September 30, 2025 and December 31, 2024, respectively. The classification within current liabilities is based on the expected resolution of the underlying receivables. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows.
Note 4. Inventories
Inventories were comprised of the following:

(in millions)	September 30, 2025	December 31, 2024
Raw materials	$181.4	$156.7
Work in process	73.4	81.2
Finished goods	191.5	192.5
Total inventories	$446.3	$430.4
Following the strategic decision to not move forward with the commercialization of Omnipod GO, the Company recorded a charge of $13.5 million related to certain inventory components that it no longer expected to utilize, which is included in cost of revenue in the consolidated statements of income for the nine months ended September 30, 2024.
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	September 30, 2025	December 31, 2024
Short-term portion	$42.4	$31.7
Long-term portion	149.3	135.3
Total capitalized implementation costs	191.7	167.0
Less: accumulated amortization	(86.2)	(62.4)
Capitalized implementation costs, net	$105.5	$104.6
Amortization expense was $8.4 million and $6.9 million for the three months ended September 30, 2025 and 2024, respectively, and was $23.9 million and $19.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
The change in the carrying amount of goodwill was as follows:

(in millions)
Balance at December 31, 2024	$51.5
Foreign currency translation	0.1
Balance at September 30, 2025	$51.6

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	September 30, 2025			December 31, 2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(35.2)	$7.9	$43.1	$(33.5)	$9.6
Internal-use software	62.1	(13.2)	48.8	52.4	(15.6)	36.8
Developed technology	27.4	(6.4)	21.0	27.4	(4.9)	22.5
Patents	36.3	(9.0)	27.3	36.2	(6.5)	29.6
Total intangible assets	$168.9	$(63.9)	$105.0	$159.1	$(60.6)	$98.5
Amortization expense for intangible assets was $2.7 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively, and was $7.7 million and $7.3 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 7. Investments
Equity Securities Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $19.1 million and $21.9 million as of September 30, 2025 and December 31, 2024, respectively, and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy. The Company recorded a $2.8 million impairment associated with one equity security during the nine months ended September 30, 2025, which is included in other income (expense), net. There was no impairment during any of the other periods presented. As of both September 30, 2025 and December 31, 2024 cumulative gains were $0.8 million.
Debt Securities
The Company has a strategic investment in debt securities of a privately held entity, which mature in December 2026 unless converted earlier and is included in other assets on the consolidated balance sheets. During the nine months ended September 30, 2025, the Company recorded a $4.7 million provision for credit loss associated with this debt investment, which is included in selling, general and administrative expenses. No provision for credit loss was recorded during any of the other periods presented. The amortized cost basis of the debt securities was $5.0 million as of both September 30, 2025 and December 31, 2024. Refer to note 10 for the fair values.
Note 8. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2025	December 31, 2024
Accrued rebates	$184.0	$148.3
Employee compensation and related costs	172.5	142.9
Professional and consulting services	54.3	51.6
Other	107.9	81.2
Accrued expenses and other current liabilities	$518.7	$423.9
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

Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Product warranty liability at beginning of period	$17.1	$11.6	$13.9	$10.2
Warranty expense	6.1	6.8	20.5	18.1
Change in estimate	—	—	—	(0.5)
Warranty fulfillment	(6.5)	(5.5)	(17.7)	(14.9)
Product warranty liability at the end of period	$16.7	$12.9	$16.7	$12.9
Note 9. Debt
The components of debt consisted of the following:

		September 30, 2025	December 31, 2024
(in millions)	Maturity Date	Amount	Amount
Equipment financing	2025	2.7	8.7
Mortgage	2025	59.1	60.9
Convertible Senior Notes	2026	—	800.0
Equipment financings	2028	38.1	40.8
Revolving Credit Facility	2030	—	—
Term Loan B	2031	478.8	482.5
Senior Unsecured Notes	2033	450.0	—
Unamortized debt discount	2025 - 2033	(3.6)	(5.4)
Debt issuance costs	2025 - 2033	(10.1)	(7.7)
Total debt, net		1,014.8	1,379.8
Less: current portion		79.9	83.8
Total long-term debt, net		$934.9	$1,296.1
Convertible Senior Notes
During the three months ended September 30, 2025, the Company paid $510.7 million in cash to redeem all of the remaining 0.375% Convertible Senior Notes due September 2026 (the “Convertible Notes”) that were previously outstanding. The difference between the cash paid and the $380.1 million aggregate principal amount outstanding ($378.5 million net of issuance costs) upon conversion was recorded to additional paid in capital. During the nine months ended September 30, 2025, the Company repurchased all outstanding Convertible Notes ($796.0 million net of issuance costs) for $1,052.2 million in cash, which resulted in a $123.9 million loss on extinguishment and a $132.3 million decrease to additional paid in capital for the portion that was converted. Additionally, during the three and nine months ended September 30, 2025, the Company received proceeds from the settlement of capped calls options totaling $88.9 million and $164.6 million, respectively.
The Company’s Convertible Notes had an effective interest rate of 1.25%. The components of interest expense related to the Convertible Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Contractual interest expense	$0.2	$0.8	$1.4	$2.3
Amortization of debt issuance costs	1.7	0.8	2.9	2.3
Total interest recognized on the Convertible Notes	$1.9	$1.5	$4.2	$4.5
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
Carrying Value
At the end of each period, the carrying value of the Company’s debt was comprised of the following:

(in millions)	September 30, 2025	December 31, 2024
Convertible Senior Notes	$—	$794.9
Term Loan B	474.0	475.1
Senior Unsecured Notes	441.2	—
Equipment financings	40.6	49.3
Mortgage	59.0	60.6
Total debt, net	$1,014.8	$1,379.8
Note 10. Financial Instruments and Fair Value
Fair value disclosures for equity investments without readily determinable fair values are disclosed in note 7.
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$481.7	$—	$—	$481.7
Senior Unsecured Notes(1)	468.2	—	—	468.2
Equipment financings(2)	—	—	40.6	40.6
Mortgage(2)	—	—	59.0	59.0
Total	$950.0	$—	$99.7	$1,049.6

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$485.8	$—	$—	$485.8
Convertible Senior Notes(1)	—	1,018.9	—	1,018.9
Equipment financings(2)	—	—	49.3	49.3
Mortgage(2)	—	—	60.6	60.6
Total	$485.8	$1,018.9	$109.9	$1,614.7
(1) Fair value was determined using quoted market prices obtained from third-party pricing sources.
(2) Fair value approximates carrying value and was determined using the cost basis.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables provide a summary of financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash(1)	$190.1	$—	$—	$190.1
Money market mutual funds(1)	437.2	—	—	437.2
Term deposits(1)	—	130.2	—	130.2
Interest rate swaps(2)	—	1.1	—	1.1
Total assets at fair value	$627.3	$131.2	$—	$758.5

Liabilities:
Interest rate swaps(2)	$—	$0.8	$—	$0.8

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$133.4	$—	$—	$133.4
Money market mutual funds(1)	819.9	—	—	819.9
Interest rate swaps(2)	—	5.4	—	5.4
Debt securities(3)	—	—	4.7	4.7
Total assets at fair value	$953.3	$5.4	$4.7	$963.5
(1) Cash and cash equivalents are carried at face amounts, which approximate their fair values.
(2) Fair value represents the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the swaps is included in other assets at September 30, 2025 and in prepaid expenses and other current assets at December 31, 2024.
(3) Fair value is determined using a discounted cash flow valuation model and market-based unobservable inputs, including credit spread and risk free rate ranging from 4.0% to 4.7%.
Judgment is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized. There were no changes in the fair value of the Level 3 debt securities during the three and nine months ended September 30, 2024, nor during the three months ended September 30, 2025. Below is a reconciliation of changes in fair value of our debt securities for the nine months ended September 30, 2025.

(in millions)	Debt Securities
Balance at beginning of period	$4.7
Provision for credit loss included in selling, general and administrative expenses	(4.7)
Balance at the end of period	$—
Below is a reconciliation of changes in fair value of other investments for the three and nine months ended September 30, 2024.

(in millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Balance at beginning of period	$2.1	$3.8
Unrealized loss included in other expense, net	(2.1)	(3.8)
Balance at the end of period	$—	$—
During the three and nine months ended September 30, 2025, there were no changes in the fair value of other investments categorized as Level 3.

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
As of September 30, 2025, the amount of net gains related to the interest rate swaps included in accumulated other comprehensive income will be reclassified into the statement of income over the next 12 months was insignificant. When recognized, gains and losses on cash flow hedges reclassified from accumulated other comprehensive income (loss) are recognized within interest expense in the consolidated statement of income.
As discussed in Note 9, in June 2025, the Company provided notice of redemption for the remaining $380.1 million aggregate principal amount of its outstanding Convertible Notes. The Convertible Notes were fully redeemed in August 2025 for cash based on the Company's volume-weighted average stock price over the redemption period. The election to redeem the notes in cash resulted in an embedded derivative, which required bifurcation from the host debt instrument. The embedded derivative represented the variability in the cash settlement over the redemption period and subsequent changes in fair value based on the change in stock price over the redemption period were recognized in earnings. As a result, the Company recognized a gain of $12.5 million within other income (expense), net for both the three and nine months ended September 30, 2025. The corresponding derivative asset was de-recognized upon settlement of the outstanding Convertible Notes, which resulted in a $12.5 million decrease to additional paid in capital.
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

Geographic information about revenue, based on customer location, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
U.S.	$504.2	$406.0	$1,384.1	$1,092.8
International	202.1	137.9	540.2	381.4
Total revenue	$706.3	$543.9	$1,924.3	$1,474.1
There were no significant segment expenses that are regularly provided to the CODM other than those reported in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024.
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in millions)	September 30, 2025	December 31, 2024
U.S.	$461.9	$475.9
Malaysia	164.2	159.1
China	74.8	78.5
Other	23.2	9.7
Total long-lived assets, net	$724.1	$723.1
Note 14. Equity
Equity Award Plan
In May 2025, the Company adopted the 2025 Stock Option and Incentive Plan (the “2025 Plan”), which replaced its previous stock option and incentive plan. The 2025 Plan provides for a maximum of 7.4 million shares to be issued.
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenue	$0.2	$0.2	$0.6	$0.5
Research and development expenses	3.1	2.3	8.7	6.5
Selling, general and administrative expenses	13.4	15.7	33.2	42.3
Total	$16.7	$18.2	$42.4	$49.3
Performance Share Units
During the nine months ended September 30, 2025, the Company granted 119,459 performance stock units (“PSUs”) with a weighted-average grant-date fair value per share of $299.58. The PSUs included a relative total shareholder return (total shareholder return for the Company compared with total shareholder return of a peer group) as a market component. Depending on the achievement of the performance criteria and the Company’s relative market performance during the three-year performance period, a recipient of the award could ultimately vest at up to 250% of the target award. Stock-based payments that contain both performance and market condition are recognized when performance conditions are probable of being achieved based on the grant date fair value. The Company uses the Monte Carlo model to estimate the probability of satisfying the market condition. The weighted-average assumptions used in the Monte Carlo model for PSUs granted were:

Risk-free interest rate	4.0%
Expected stock price volatility	41.7%
Peer group stock price volatility	46.0%
Correlation of returns	29.2%
Deferred Compensation Plan
The Company has an unfunded, non-qualified deferred compensation plan for non-employee directors that allows participants to defer receipt of RSUs or cash compensation in the form of stock until a later date. Deferred awards are credited to a deferred stock account. The shares are held in a rabbi trust, which is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. As of September 30, 2025, 3,495 shares were held in the trust. No shares were held in the trust as of December 31, 2024. The shares will be distributed when board service ceases.

Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026 to offset dilution from stock-based compensation. During the three and nine months ended September 30, 2025, the Company repurchased approximately 91 thousand shares for $29.6 million and 184 thousand shares for $59.6 million, respectively.
Note 15. Income Taxes
The Company’s effective tax rate was 28.7% and 27.0% for the three and nine months ended September 30, 2025, respectively. For both the three and nine months ended September 30, 2025, the tax rate varied from the U.S. statutory rate primarily due to non-deductible charges from the repurchase of the Company’s convertible debt.
The Company's effective tax rate was 6.5% and a benefit of 68.2% for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2024, the Company recorded a tax benefit of $12.1 million and $165.6 million, respectively, associated with the release of the majority of its valuation allowance, of which $136.1 million of the tax benefit recorded during the nine months ended September 30, 2024 related to a discrete tax benefit arising from the expected realization of deferred tax assets in future years. Additionally, during the three and nine months ended September 30, 2024, the Company recorded a discrete tax benefit of $2.7 million and 7.5 million, respectively, associated with a U.S. federal research and development tax credit recovery project for tax years 2017 through 2022.
Note 16. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2025	2024	2025	2024
Net income	$87.6	$77.5	$145.5	$317.6
Add back interest expense, net of tax	—	2.4	2.8	7.1
Net income, diluted	$87.6	$79.9	$148.3	$324.7

Weighted average number of common shares outstanding, basic (in thousands)	70,367	70,123	70,343	70,047
Restricted stock units	201	140	197	98
Stock options	93	160	107	157
Convertible Senior Notes	—	3,528	1,645	3,528
Weighted average number of common shares outstanding, diluted (in thousands)	70,661	73,951	72,292	73,830

Earnings per share:
Basic	$1.24	$1.11	$2.07	$4.53
Diluted	$1.24	$1.08	$2.05	$4.40
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Restricted stock units	418	491	427	473
Stock options	125	231	131	243
Total	543	722	558	716

Note 17. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$10.3	$(0.3)	$5.3	$15.4	$(22.3)	$(0.3)	$9.4	$(13.2)
Other comprehensive income (loss) before reclassifications	(3.3)	—	(5.0)	(8.3)	29.3	—	(19.5)	9.8
Amounts reclassified to net income (1)	—	—	5.1	5.1	—	—	15.6	15.6
Balance at the end of period	$7.0	$(0.3)	$5.5	$12.2	$7.0	$(0.3)	$5.5	$12.2

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$(22.1)	$(0.3)	$18.1	$(4.4)	$(14.4)	$(0.3)	$22.8	$8.0
Other comprehensive loss before reclassifications	29.7	—	(12.6)	17.2	22.0	—	(30.4)	(8.4)
Amounts reclassified to net income (1)	—	—	6.9	6.9	—	—	20.1	20.1
Balance at the end of period	$7.6	$(0.3)	$12.4	$19.7	$7.6	$(0.3)	$12.4	$19.7
(1) Presented net of income taxes, the amounts of which are insignificant. There is no income tax impact on currency translation adjustments.
Note 18. Subsequent Event
In October 2025, the Company repaid the remaining $59.1 million outstanding under its mortgage upon maturity.

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
We have completed the randomized portion of our RADIANT study in France, the United Kingdom, and Belgium, which is our Omnipod 5 with Libre 2 randomized controlled trial. Similar to the randomized control trial that we completed in the United States and France for Omnipod 5 with DexCom’s G6 CGM sensor, the objective is to provide data to support our pricing and market access initiatives as we roll out Omnipod 5 with multiple sensors across our international markets. We also continue to expand market access and awareness of Omnipod products through our direct to consumer advertising programs and through growing our presence in the U.S. pharmacy channel, where access to Omnipod 5 and Omnipod DASH is simpler and affordable, as no up-front investment is required.
Additionally, we continue to focus on our product development efforts, including automated insulin delivery (“AID”) offerings, such as choice of smartphone integration and CGM, and enhancing the customer experience through digital product and data capabilities. In 2025, our Omnipod 5 app for iPhone compatible with Dexcom’s G7 CGM sensor became fully available in the United States. Further, we integrated Omnipod 5 with Dexcom’s G7 CGM sensor in Germany, Sweden, Denmark, Finland and Italy, and with Abbott’s FreeStyle Libre 2 Plus sensor in Australia.
Results of Operations
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

Revenue

	Three Months Ended September 30,
(dollars in millions)	2025	2024	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$497.1	$395.6	25.6%	—%	25.6%
International	202.1	137.9	46.5%	6.6%	39.9%
Total Omnipod Products	699.2	533.5	31.0%	1.7%	29.3%
Drug Delivery	7.1	10.3	(31.4)%	—%	(31.4)%
Total	$706.3	$543.9	29.9%	1.7%	28.2%

	Nine Months Ended September 30,
(dollars in millions)	2025	2024	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$1,352.0	$1,065.6	26.9%	—%	26.9%
International	540.2	381.4	41.6%	3.3%	38.4%
Total Omnipod Products	1,892.2	1,447.0	30.8%	0.9%	29.9%
Drug Delivery	32.2	27.1	18.5%	—%	18.5%
Total	$1,924.3	$1,474.1	30.5%	0.8%	29.7%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended September 30, 2025 increased $162.4 million, or 29.9%, to $706.3 million, compared with $543.9 million for the three months ended September 30, 2024. Total revenue for the nine months ended September 30, 2025 increased $450.2 million, or 30.5%, to $1,924.3 million, compared with $1,474.1 million for the nine months ended September 30, 2024. Constant currency revenue growth of 28.2% and 29.7% for the three and nine months ended September 30, 2025, respectively, was primarily driven by higher sales volume largely attributable to our growing customer base and, to a lesser extent, higher price.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $101.5 million, or 25.6%, to $497.1 million for the three months ended September 30, 2025, compared with $395.6 million for the three months ended September 30, 2024. This increase primarily resulted from higher sales volume driven by growing our customer base. A higher average selling price resulting from our wholesaler acquisition cost increase implemented during the second quarter of 2025 also contributed to the revenue increase, although to a lesser extent. Revenue from the sale of Omnipod products in the U.S. for the three months ended September 30, 2025 included $184.5 million of related party revenue, compared with $171.3 million for the three months ended September 30, 2024. The $13.3 million increase resulted from growth through the pharmacy channel.
Revenue from the sale of Omnipod products in the U.S. increased $286.3 million, or 26.9%, to $1,352.0 million for the nine months ended September 30, 2025, compared with $1,065.6 million for the nine months ended September 30, 2024. This increase primarily resulted from higher sales volume driven by growing our customer base. Revenue from the sale of Omnipod products in the U.S. for the nine months ended September 30, 2025 included $511.6 million of related party revenue, compared with $430.4 million for the nine months ended September 30, 2024. The $81.2 million increase resulted from growth through the pharmacy channel.
For full year 2025, we expect strong U.S. revenue growth primarily driven by the benefits of our recurring revenue model and continued volume growth of Omnipod 5.
International
Revenue from the sale of Omnipod products in our international markets increased $64.1 million, or 46.5%, to $202.1 million for the three months ended September 30, 2025, compared with $137.9 million for the three months ended September 30, 2024. Excluding the 6.6% favorable impact of currency exchange, the remaining 39.9% increase in revenue was primarily due to higher volumes from our growing customer base, largely resulting from the prior year launches of Omnipod 5. A higher average selling price for Omnipod 5, compared with Omnipod DASH, also contributed to the revenue increase.
Revenue from the sale of Omnipod products in our international markets increased $158.8 million, or 41.6%, to $540.2 million for the nine months ended September 30, 2025, compared with $381.4 million for the nine months ended September 30, 2024. Excluding the 3.3% favorable impact of currency exchange, the remaining 38.4% increase in revenue was primarily due to higher volumes from our growing customer base, largely resulting from the prior year launches of Omnipod 5. A higher average selling price for Omnipod 5, compared with Omnipod DASH, also contributed to the revenue increase.
For full year 2025, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and higher price resulting from conversions to Omnipod 5 primarily due to the launch of Omnipod 5 in Australia, Canada and the Nordic countries, growth from the prior year launches, primarily France, and the continued roll out of Omnipod 5 in additional markets.

Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue was $7.1 million and $10.3 million for the three months ended September 30, 2025 and 2024, respectively and $32.2 million and $27.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Costs and Expenses

	Three Months Ended September 30,
	2025		2024
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$196.2	27.8%	$166.8	30.7%
Research and development expenses	$77.2	10.9%	$54.9	10.1%
Selling, general and administrative expenses	$315.2	44.6%	$234.1	43.0%

	Nine Months Ended September 30,
	2025		2024
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$553.0	28.7%	$459.3	31.2%
Research and development expenses	$210.2	10.9%	$159.0	10.8%
Selling, general and administrative expenses	$833.6	43.3%	$656.3	44.5%
Cost of Revenue
Cost of revenue for the three months ended September 30, 2025 increased $29.4 million, or 17.6%, to $196.2 million, compared with $166.8 million for the three months ended September 30, 2024. Gross margin was 72.2% for the three months ended September 30, 2025, compared with 69.3% for the three months ended September 30, 2024. The 290 basis point increase in gross margin was primarily driven by a higher average selling price and increased manufacturing scale and efficiencies.
Cost of revenue for the nine months ended September 30, 2025 increased $93.7 million, or 20.4%, to $553.0 million, compared with $459.3 million for the nine months ended September 30, 2024. Gross margin was 71.3% for the nine months ended September 30, 2025, compared with 68.8% for the nine months ended September 30, 2024. The 240 basis point increase in gross margin was primarily driven by improved manufacturing and supply chain efficiencies, a higher average selling price, increased volume and a $13.5 million charge in the prior year related to certain components utilized in OmnipodGO, which we decided not to commercialize.
For full year 2025, we expect gross margin to be over 71.0%. We anticipate gross margin to increase compared with 2024 primarily due to improved manufacturing efficiencies, pricing benefits and the charge in the prior year related to certain components utilized in OmnipodGO, which did not repeat. While we do not expect tariffs to have a significant impact on our gross margin in 2025, should the exemption that is currently in place for certain medical devices be eliminated, tariffs would have a material impact on our results of operations in future years.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2025 increased $22.3 million, or 40.6%, to $77.2 million, compared with $54.9 million for the three months ended September 30, 2024. Research and development expenses as a percent of revenue was 10.9% and 10.1% for the three months ended September 30, 2025 and 2024, respectively. Research and development expenses for the nine months ended September 30, 2025 increased $51.2 million, or 32.2%, to $210.2 million, compared with $159.0 million for the nine months ended September 30, 2024. Research and development expenses as a percentage of revenue was 10.9% and 10.8% for the nine months ended September 30, 2025 and 2024, respectively. The increases in research and development expense in both the three and nine months ended September 30, 2025 were primarily due to year-over-year headcount additions to support continued investment in our Omnipod and pipeline products and, to a lesser extent, higher consulting costs to support our Omnipod and next generation products and clinical trials.
We expect research and development spending in 2025 to increase compared with 2024 as we continue to invest in advancing our innovation and clinical pipeline.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2025 increased $81.1 million, or 34.7%, to $315.2 million, compared with $234.1 million for the three months ended September 30, 2024. Selling, general and administrative expenses for the nine months ended September 30, 2025 increased $177.3 million, or 27.0%, to $833.6 million, compared with $656.3 million for the nine months ended September 30, 2024. The increases in selling, general and administrative expense for both the three and nine months ended September 30, 2025 were primarily attributable to year-over-year headcount additions to enhance customer product support and support both our business growth and Omnipod 5. Incremental advertising expense $20.7 million and $26.5 million for the three and nine months ended September 30, 2025, respectively, also contributed to the increases in selling, general and administrative expenses, although to a lesser extent.
We expect selling, general and administrative expenses to increase in 2025 compared with 2024 due to investments in our operating structure, primarily headcount additions, particularly in the areas of customer and Omnipod 5 support, sales, quality and regulatory support, and international expansion to facilitate continued growth globally. We also plan to make additional investments to expand awareness of Omnipod products through our direct to consumer advertising programs. Additionally, we continue to support the Omnipod platform and the phased launch of Omnipod 5 in our existing international markets and prepare for expansion into new countries.
Non-Operating Items
Interest Expense and Income
Interest expense increased $3.3 million to $15.6 million for the three months ended September 30, 2025, compared with $12.4 million for the three months ended September 30, 2024. Interest expense increased $10.4 million to $44.5 million for the nine months ended September 30, 2025, compared with $34.1 million for the nine months ended September 30, 2024. The increase in interest expense for both the three and nine months ended September 30, 2025 primarily resulted from the issuance of 6.5% senior unsecured notes in March 2025 and lower gains on the new interest rate swaps entered into in April 2025. These increases were partially offset by lower interest on our Term Loan B resulting from the refinancing in August 2024.
Interest income decreased $1.9 million to $8.6 million for the three months ended September 30, 2025, compared with $10.5 million for the three months ended September 30, 2024. The decrease in interest income was driven by higher average cash balances, partially offset by lower average interest rates. Interest income of $29.0 million for the nine months ended September 30, 2025 was level with interest income for the nine months ended September 30, 2024.
We expect net interest expense for the full year 2025 to increase approximately $20 million compared with 2024 due to the debt transactions discussed in note 9 and the replacement of our interest rate swaps that expired in April 2025 discussed in note 11.
Other income (expense), net
Other income, net was $12.1 million and $11.2 million for the three and nine months ended September 30, 2025, respectively. Both periods include a gain of $12.5 million resulting from the change in fair value of the derivative asset associated with the redemption of our convertible debt discussed in note 11.
Other expense, net was $3.4 million and $5.9 million for the three and nine months ended September 30, 2024, respectively. These amounts were driven by a $2.1 million and $3.8 million loss during the three and nine months ended September 30, 2024, respectively, resulting from fair value adjustments for a strategic debt investment.
Income Tax (Expense) Benefit
Our effective tax rate was 28.7% and 27.0% for the three and nine months ended September 30, 2025, respectively, compared with an effective tax rate of 6.5% and a tax benefit of 68.2% for the three and nine months ended September 30, 2024, respectively. The increases in the effective tax rates for both periods were primarily due to the absence of a valuation allowance against deferred tax assets that existed in the prior year and the loss on extinguishment of debt during the nine months ended September 30, 2025.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to work toward the enactment of a 15% global minimum corporate tax. More than 50 countries, including the Netherlands and the United Kingdom (among others) in which we operate, have thus far enacted elements of the global minimum tax legislation which continue to be effective for us throughout fiscal 2025. The global minimum tax is a significant structural change to the international taxation framework. We anticipate further legislative activity and administrative guidance throughout 2025. Overall, the legislation as currently enacted did not impact our consolidated financial statements for the nine months ended September 30, 2025. We are continuing to evaluate the potential impact on future periods.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including immediate expensing for domestic research expenditures. Additionally, the OBBBA allows accelerated tax deductions for qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. During the three and nine months ended September 30, 2025, we recorded a net tax benefit resulting from the provisions of the OBBBA, the amount of which was not significant; however, optional tax elections are available, which we are continuing to assess, that could affect the ultimate impact of the OBBBA on our consolidated financial statements for the year ending December 31, 2025.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$87.6	$77.5	$145.5	$317.6
Interest expense, net	7.0	1.8	15.5	4.8
Income tax expense (benefit)	35.2	5.4	53.9	(128.8)
Depreciation and amortization	22.0	21.3	66.0	59.3
Stock-based compensation(1)	16.7	18.2	42.4	49.3
CEO and CFO transition(2)	4.0	—	9.4	—
Loss on extinguishment of debt(3)	—	—	123.9	—
Gain on derivative asset(4)	(12.5)	—	(12.5)	—
Loss on investments(5)	—	2.1	7.5	3.8
Adjusted EBITDA	$160.0	$126.2	$451.5	$306.1
(1) Includes the reversal of stock-based compensation expense associated with the departure of the Company's former Chief Executive Officer and Chief Financial Officer totaling $1.0 million and $11.7 million for the three and nine months ended September 30, 2025, respectively.
(2) Represents severance benefits for the Company's former Chief Executive Officer and Chief Financial Officer.
(3) Relates to the repurchase of a portion of our convertible debt.
(4) Represents the change in fair value of the derivative asset associated with the redemption of our convertible debt.
(5) Represents losses associated with debt and equity investments.
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

Liquidity and Capital Resources
Contractual Obligations
In 2025, we entered into a purchase agreement with NXP USA, Inc. pursuant to which we are committed to purchasing semi-conductor chips for approximately $30 million as of September 30, 2025. See note 9 for information on the debt transactions that were executed during the nine months ended September 30, 2025.
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(dollars in millions)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$757.4	$953.4
Current portion of long-term debt	$79.9	$83.8
Long-term debt, net	$934.9	$1,296.1
Total debt, net	$1,014.8	$1,379.8
Total stockholders’ equity	$1,384.1	$1,211.6
Debt-to-total capital ratio	42%	53%
Net debt-to-total capital ratio	11%	16%
Credit Agreement
We have a $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At September 30, 2025, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
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
Mortgage
In October 2025, the Company repaid the remaining $59.1 million outstanding under its mortgage upon maturity.
Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026 to offset dilution from stock-based compensation. During the nine months ended September 30, 2025, we repurchased approximately 184 thousand shares for $59.6 million under this program.
Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$386.0	$282.7
Investing activities	(69.9)	(78.2)
Financing activities	(522.8)	(7.2)
Effect of exchange rate changes on cash and cash equivalents	10.8	1.3
Net (decrease) increase in cash and cash equivalents	$(195.9)	$198.5

Operating Activities
Net cash provided by operating activities of $386.0 million for the nine months ended September 30, 2025 was primarily attributable to net income, as adjusted for loss on extinguishment of debt, depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a $37.6 million working capital outflow. The working capital outflow was driven by an $86.1 million increase in accounts receivable and a $55.5 million increase in prepaid expenses and other assets, partially offset by an $83.1 million increase in accrued expenses and other liabilities and a $25.6 million increase in accounts payable. The increase in accounts receivable was primarily due to an increase in sales driven by our growing customer base. The increase in prepaid expenses and other assets was primarily driven by prepaid income taxes and raw materials as well as cloud computing costs. The increase in accrued expenses and other liabilities was primarily driven by an increase in accrued rebates due to higher sales volume, an increase in accrued compensation driven by headcount additions to support our growing business and an increase in accrued interest resulting from the issuance of the 6.5% senior unsecured notes discussed in Note 9. Finally, the increase in accounts payable was driven by the timing of payments.
Investing Activities
Net cash used in investing activities was $69.9 million for the nine months ended September 30, 2025, compared with $78.2 million for the nine months ended September 30, 2024.
Capital Spending—Capital expenditures were $56.5 million for the nine months ended September 30, 2025, compared with $71.3 million for the nine months ended September 30, 2024. The $14.9 million decrease primarily related to the purchase of machinery, equipment and tooling during nine months ended September 30, 2024 for our Malaysia manufacturing facility which began operating mid-2024. We expect capital expenditures for 2025 to increase compared with 2024 as we continue to expand globally and optimize our manufacturing and supply chain operations. We expect to fund our capital expenditures using existing cash.
Investments in Developed Software—Investments in developed software were $13.5 million and $6.7 million for the nine months ended September 30, 2025 and 2024, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Financing Activities
Net cash used in financing activities was $522.8 million for the nine months ended September 30, 2025, compared with $7.2 million for the nine months ended September 30, 2024.
Debt Issuance and Repayments—During the nine months ended September 30, 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used the proceeds along with proceeds of $164.6 million from the unwinding the related capped call options to partially fund the $1,052.2 million repurchase of a portion of our Convertible Notes. During the nine months ended September 30, 2025, we also received proceeds of $15.5 million from the refinancing of Term Loan B, and we repaid $33.4 million of our Term Loan B, equipment financings, and mortgage, compared with $21.1 million during the nine months ended September 30, 2024. Additionally, during the nine months ended September 30, 2024, we refinanced our Term Loan B, which resulted in cash proceeds of $130.0 million, net of issuance costs, and the simultaneous repayment of $132.2 million of the Term Loan B.
Proceeds and Repayments from Secured Borrowing—During the nine months ended September 30, 2025 and 2024, we received cash advances net of repayments of $2.6 million and $15.4 million, respectively, from a third-party to whom we outsource our insurance claim submissions process in a certain country.
Finance Lease Repayments—During the nine months ended September 30, 2024, we made finance lease repayments associated with our Malaysia manufacturing facility totaling $6.0 million.
Proceeds from Option Exercises—Proceeds from option exercises were $17.2 million and $7.7 million for the nine months ended September 30, 2025 and 2024, respectively. The $9.5 million increase was primarily driven by a higher average option exercise price resulting from an increase in our stock price.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $25.1 million and $7.0 million for the nine months ended September 30, 2025 and 2024, respectively. The $18.1 million increase was primarily driven by more RSU vestings during the current period due to headcount additions to support the growth of the business and a higher fair market value of the restricted stock units that vested during the period.
Repurchase of Common Stock—During the nine months ended September 30, 2025, we paid $59.6 million to repurchase common shares to offset dilution from stock-based compensation.

Free Cash Flow
Free cash flow was $329.5 million for the nine months ended September 30, 2025, compared with $211.3 million for the nine months ended September 30, 2024. The $118.2 million increase in free cash flow primarily resulted from an increase in operating income as adjusted for depreciation, amortization, and stock-based compensation expense.
Free cash flow is a non-GAAP measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures” A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$386.0	$282.7
Capital expenditures	(56.5)	(71.3)
Free cash flow	$329.5	$211.3
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for pharmacy rebates and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Accounting Standards Issued and Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires incremental annual income tax disclosures. The new guidance standardizes categories for the effective tax rate reconciliation and requires disaggregation of income taxes and additional income tax-related disclosures. We intend to adopt these new disclosure requirements prospectively beginning with our annual filing for 2025.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance provides a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. The guidance is effective for us beginning in the first quarter of 2026. Early adoption is permitted. Once adopted, the guidance is applied prospectively. We are currently evaluating the impact of this guidance.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance by eliminating references to prescriptive and sequential software development stages. The guidance is effective for us beginning in the first quarter of 2027. Early adoption is permitted. The guidance may be applied prospectively, modified prospectively or retrospectively. We are currently evaluating the impact of this guidance.
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

The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties and assumptions. These risks and uncertainties include, but are not limited to:
•international regulatory, commercial and logistics business risks, including the implementation of tariffs;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our foreign currency exchange risk.
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan, both of which are variable-rate debt. At September 30, 2025, no amounts were outstanding under our Revolving Credit Facility. In April 2025, our previous interest rate swaps expired, and we entered into new interest rate swap agreements to effectively convert $460.0 million of our term loan borrowings from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates as of September 30, 2025 would have an insignificant impact on our annual earnings.
Market Price Sensitive Instruments
As discussed in note 9 to the consolidated financial statements during the three months ended September 30, 2025, we redeemed all of the remaining 0.375% Convertible Senior Notes that were previously outstanding and settled all of the related capped calls options. Accordingly, we no longer have any market price sensitive instruments.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is provided in note 12 to the condensed consolidated financial statements in this Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of risks to which our business, financial condition, results of operations and cash flows are subject. Other than as described below, there have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Expansion of U.S. tariffs could have a material, adverse effect on our financial results
On September 24, 2025, the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) announced the initiation of an investigation into the effects on U.S. national security of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices such as insulin pumps. BIS is conducting the investigation under Section 232 of the Trade Expansion Act of 1962 (Section 232), a law that empowers the president to restrict imports of products that threaten to impair national security. The investigation could result in overriding the tariff exemption currently in place for certain medical devices, which could have a material impact on our results of operations in future years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of Equity Securities
The following table presents information regarding repurchases of our shares of common stock during the three months ended September 30, 2025:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
7/1/2025 - 7/31/2025	$—	$—	$—	$94.9
8/1/2025 - 8/31/2025	$91,268	$323.78	$91,268	$65.4
9/1/2025 - 9/30/2025	$—	$—	$—	$65.4
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million of common stock through December 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
On September 11, 2025, Prem Singh, the Company’s Senior Vice President, Global Operations, adopted a written trading plan intended to satisfy Rule 10b5-1(c) under the Exchange Act to sell up to 3,987 shares of the Company’s common stock between March 16, 2026 and September 11, 2026. The trading plan will cease upon the earlier of September 11, 2026 or the sale of all shares subject to the trading plan.
During the period covered by this Quarterly Report on Form 10-Q, none of our other executive officers and no director of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Number	Description

10.1#
Offer Letter between Flavia H. Pease and Insulet Corporation, dated September 11, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2025)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2025 and December 31, 2024

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.
#	Management contract or compensation plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	November 6, 2025	/s/ Ashley McEvoy
Ashley McEvoy
Chief Executive Officer (Principal Executive Officer)

Date:	November 6, 2025	/s/ Flavia H. Pease
Flavia H. Pease
Chief Financial Officer, Executive Vice President (Principal Financial Officer)