Form 10-K
period 2025-12-31
INSULET CORP
filed 2026-02-18
CIK 1145197

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant computed by reference to the last reported sale price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2025 was approximately $22.1 billion.
The number of shares of common stock outstanding as of February 11, 2026 was 70,395,848.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2025. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Diabetes is typically classified as either type 1 or type 2:
•Type 1 diabetes is characterized by the body’s nearly complete inability to produce insulin. It is diagnosed throughout the age spectrum, with over half of newly diagnosed cases occurring in adulthood. Individuals with type 1 diabetes require daily insulin therapy to survive. We estimate that approximately 6 million people have type 1 diabetes in the countries we currently serve.
•Type 2 diabetes, the more common form, is characterized by the body’s inability to either properly utilize insulin or produce enough insulin. Historically, type 2 diabetes has occurred in later adulthood, but its incidence is increasing among children and young adults, due primarily to increasing obesity. Initially, many people with type 2 diabetes attempt to manage their diabetes with improvements in diet, exercise, and/or medications, both oral and injectable, including SGLT2 inhibitors and GLP-1 drugs. As their diabetes advances, some individuals progress to multiple drug therapies, which often include insulin therapy. People with type 2 diabetes who take insulin either require intensive insulin therapy (typically multiple injections of insulin per day) or basal (long-acting) insulin (typically a single injection daily or weekly). We estimate that approximately 6 million people have insulin-requiring type 2 diabetes in the countries we currently serve and another 3 million people with type 2 diabetes in the United States require only basal insulin.
We estimate that approximately 40% of the type 1 diabetes population in the United States and 25% of the international type 1 diabetes population use insulin pump therapy. An even smaller portion of the U.S. and international insulin-requiring type 2 diabetes population and the U.S. basal only insulin type 2 population use insulin pump therapy. We believe these factors present a significant available market for our Omnipod platform globally.
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

Current Insulin Therapy
People with insulin-dependent diabetes need a continuous supply of insulin, known as basal insulin, for background metabolic needs. In addition to basal insulin, people with insulin-dependent diabetes may require supplemental insulin, known as bolus insulin, to compensate for carbohydrates ingested during meals or snacks or for a high blood glucose level caused by other physiological reasons. There are two primary types of insulin therapy practiced today: multiple daily injection (“MDI”) therapy using syringes or insulin pens and pump therapy using insulin pumps.
MDI therapy involves injecting fast-acting insulin before meals (bolus) to lower blood glucose levels to a healthy range. MDI therapy also requires a separate injection of a long-acting (basal) insulin, to control glucose levels between meals. By comparison, insulin pump therapy uses only fast-acting insulin to fulfill both mealtime (bolus) and background (basal) requirements. Insulin pump therapy allows individuals to customize their bolus and basal insulin doses to meet their insulin needs throughout the day and is intended to more closely resemble the physiologic function of a healthy pancreas.
Insulin pumps perform continuous subcutaneous insulin infusion and typically use a programmable device and an infusion set to administer insulin into the body. Insulin pump therapy has been shown to provide numerous advantages relative to MDI therapy. For example, insulin pump therapy virtually eliminates individual insulin injections, delivers insulin more accurately and precisely than injections, often improves HbA1c (a common measure of average blood glucose levels over time) over time, provides greater flexibility with meals, exercise, and daily schedules, and can reduce severe low blood glucose levels. We believe that these advantages, along with technological advancements, including the use of continuous glucose monitoring technology and automated insulin delivery (“AID”) algorithms, and increased awareness of insulin pump therapy, will continue to generate demand for insulin pump devices.
Our Solution: The Omnipod Platform
The Omnipod platform offers continuous insulin delivery that provides all the benefits of insulin pump therapy in a unique way without the need for external tubing required with conventional pumps. The small, lightweight, self-adhesive disposable tubeless Omnipod device (“Pod”), can be worn in multiple locations, including the abdomen, hip, back of upper arm, upper thigh, or lower back. We have designed Omnipod products to fit within the normal daily routines of users. The Pod can be worn for up to three days at a time and, because it is waterproof (with an IP28 rating for up to 25 feet for 60 minutes), there is no need to remove it when showering, swimming, or performing other activities. Omnipod products provide for virtually pain-free automated cannula (a small flexible tube) insertion through which insulin is delivered, eliminating the need for MDI or the use of pump and tubing. We refer to the delivery of insulin with the Pod as “Pod therapy.” We believe the Omnipod platform’s innovative proprietary design and differentiated features allow people with insulin-dependent diabetes to live their lives and manage their diabetes with unprecedented freedom, comfort, convenience, and ease.

simplify life
omnipod.com
omnipod 5
5-PACK
PODS
Automated Insulin Delivery System
STERILE EO

Omnipod 5	Omnipod DASH
Omnipod 5
In 2022, we received U.S. Food and Drug Administration (“FDA”) clearance and CE Mark approval under the European Union Medical Device Regulation (“MDR”) for Omnipod 5, which builds on our Omnipod DASH platform. Omnipod 5 is currently available in 19 countries. Additionally, in August 2024, we received FDA clearance for an expanded indication of Omnipod 5 for people with type 2 diabetes (ages 18 years and older) in the United States.
Omnipod 5 includes a proprietary AID algorithm embedded in the Pod. The Pod integrates with a third-party continuous glucose monitor (“CGM”) to obtain glucose values through secure wireless Bluetooth communication. The embedded algorithm utilizes these glucose values to predict glucose levels into the future and automatically adjusts insulin dosing intended to improve time-in-range (a dynamic measure of the percentage of time spent in glucose range) and reduce the occurrence of blood glucose highs and lows. The user can also deliver additional insulin doses for snacks or meals or to correct high blood glucose through the system. The Pod can be controlled by an Insulet-provided handheld device or, in the U.S., a user-downloaded Android app or iOS app, with full smartphone compatibility. The Omnipod 5 Controller and the Android and iOS apps use cloud-based technology to upload data wirelessly via a built-in SIM card or secure Wi-Fi. The Pod currently integrates with Dexcom, Inc.’s G6 and G7 CGMs and with Abbott Diabetes Care, Inc.’s (“Abbott”) FreeStyle Libre 2 Plus sensor (“Libre 2 Plus”) in various markets.
Omnipod DASH
Omnipod DASH features a secure wireless Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface. In the U.S., the PDM has Wi-Fi capabilities to enable automatic data uploads providing users and their clinicians with cloud access to data and enhancements for pushing software updates wirelessly to users. Omnipod DASH provides continuous insulin delivery at preset rates, eliminating the need for individual insulin injections. In addition, insulin delivery can be changed with the press of a button to adapt to snacks or unexpected changes in daily routine. Omnipod DASH delivers insulin in two ways:
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
Data Management
We have partnered with Glooko Inc. (“Glooko”) to connect user data with Glooko’s comprehensive diabetes data management system (including Diasend in selected regions). Glooko provides a cloud-based application for clinicians and users accessible through a kiosk, home computer, or a mobile application on the user’s smartphone that provides users and their healthcare providers access to insulin delivery trends, blood glucose levels, and other integrated data.
In 2026, we launched Omnipod Discover, a data analytics and reporting platform designed to give users, their caregivers, and health care providers actionable insights. Omnipod Discover helps to identify trends and is intended to provide supplemental data to support diabetes management for Omnipod 5 users and to aid healthcare providers in patient care. It also streamlines the process of starting on Omnipod products.
Security
Paramount to our ability to deliver full compatible smartphone control is our commitment to cybersecurity and information security. With certifications from the International Organization for Standardization (“ISO”) and the Diabetes Technology Society’s cybersecurity and assurance program, Insulet is globally recognized for incorporating the highest standards for cybersecurity, information security, and safety, including secure data transfer between the Pod and PDM or cell phone application, as applicable, as well as secure cloud storage. See Item 1C. “Cybersecurity” for additional information.
Third-Party Coverage and Reimbursement
In the United States, we sell our products primarily through wholesalers and, to a lesser extent to healthcare organizations, pharmacies, and consumers. Consumers generally have coverage that pays for Omnipod products through commercial insurance plans or federal and state government healthcare programs, including Medicare and Medicaid. We enter contracts establishing reimbursement for Omnipod products with national and third-party payors and government agencies that provide reimbursement in all 50 states. Medicare Part D Plan Sponsors may provide coverage for Omnipod products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors in order to provide our product through the pharmacy channel. Our Omnipod platform’s unique patented design allows us to provide Pod therapy at a relatively low or no up-front investment, which reduces the risk to third-party payors in the United States.
In our international locations, we sell either directly to consumers or through a distributor/intermediary. In all countries where we operate, either Insulet or our partners establish appropriate reimbursement contracts with local healthcare systems. Reimbursement structures vary by country and our unique offering allows us to provide Pod therapy in attractive pricing structures that reduce the risk to payors while expanding access to consumers.

Markets and Distribution Methods
Omnipod products are currently available in the following 25 countries:

Australia*	Cyprus	Greece	Netherlands*	Switzerland*
Austria	Denmark*	Iceland	Norway*	Turkey
Belgium*	Finland*	Israel*	Qatar*	United Arab Emirates*
Canada*	France*	Italy*	Saudi Arabia*	United Kingdom*
Croatia	Germany*	Kuwait*	Sweden*	United States*
* Represents country in which Omnipod 5 is available
We sell Omnipod products to wholesalers that supply the pharmacy channel in the United States. In addition, we sell Omnipod products through distribution partners and directly to consumers. For the year ended December 31, 2025, 86% of Omnipod product sales globally were through intermediaries.
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Years Ended December 31,
	2025	2024	2023
Distributor A	27%	28%	28%
Distributor B	26%	26%	24%
Distributor C	25%	21%	19%
Our sales and marketing efforts are focused on customer acquisition and retention to meet user, clinician, and payor demands for our Omnipod products. We have a comprehensive sales and marketing approach, which communicates the benefits of the Omnipod platform to users, physicians, and providers. This includes three areas of focus:
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
Training
We believe that training consumers on how to use Omnipod products is an important factor to promote successful outcomes and customer retention. We have streamlined and standardized our training to support customer success and cost-effective onboarding by developing online resources and have increased our field clinician team to directly train new users. We created tailored online training programs for Omnipod customers transitioning to Omnipod 5 and new Omnipod customers transitioning from MDI. Our distributors have also implemented virtual training programs.
Customer Support
We seek to provide our customers with high quality customer support, from product ordering to insurance investigation, order fulfillment, and ongoing support. Our customer support systems are integrated with our sales, reimbursement, and billing processes, allowing us to provide customers with reliable support by telephone and through our website.
Competition
The diabetes medical device market is highly competitive, subject to rapid change, and significantly affected by new product introductions. Our Omnipod platform competes for consumers in the insulin delivery market. Because most new Omnipod users come from MDI therapy, which currently is the most prevalent method of insulin delivery, we believe that we primarily compete with companies that provide products and supplies for MDI therapy, including smart pens. We also compete with companies in the insulin pump market, which today consists of tubed pump companies, in addition to companies that are working to develop and market new insulin “patch” pumps and other methods for the treatment of insulin-dependent diabetes. We are also aware of the increasing use of GLP-1 products that may delay the progression of type 2 diabetes in obese patients.

Research and Development
Our innovation programs are designed to drive:
•simplicity of user interaction with our systems to minimize the burden of diabetes;
•improved outcomes, primarily through algorithm advancements;
•insights and value from our growing datasets and analytics; and
•user choice of sensor and smartphone integrations.
Many of our research and development efforts are focused on making improvements to Omnipod 5, including adding features and functionality that will deliver increased economic value and convenience to users. Advances in innovation in 2025 include the following:
•launched Omnipod 5 with Dexcom’s G7 CGM sensor in our iOS app in the United States;
•launched Omnipod 5 integration with Dexcom’s G7 CGM sensor in Germany, Sweden, Denmark, Finland and Italy;
•launched Omnipod 5 integration with Abbott’s FreeStyle Libre 2 Plus sensor in Australia; and
•received 510(k) clearance for enhancements to the Omnipod 5 algorithm to include a lower target glucose set point.
We also continue to advance work to improve the Omnipod 5 algorithm and simplify the data and insights provided to customers. In addition, we are working to integrate Omnipod 5 with Libre 3 Plus and developing Omnipod 6, our next-generation AID product. In 2025, we completed STRIVE, our pivotal study for the next generation hybrid closed loop system. Further, we continue to develop a fully closed loop AID system for type 2 diabetes (“FCL (T2)”). In 2025, we completed enrollment for EVOLUTION 2, our safety and feasibility study for FCL (T2) and we plan to start the U.S. investigational device exemption (“IDE”) pivotal study in 2026.
Manufacturing and Quality Assurance
We produce our products at our two highly automated manufacturing facilities in Acton, Massachusetts and Johor, Malaysia. Additionally, we are investing in a third manufacturing plant in Costa Rica to support our continued growth. We also produce our devices on manufacturing lines at a facility in China operated by a contract manufacturer.
Raw Materials, Components, and Sub-Assemblies
We use a broad range of raw materials in the assembly and manufacturing of our products. We purchase our raw materials and select components and sub-assemblies used in the manufacturing of our products from external suppliers. Where feasible, we purchase raw material, components and sub-assemblies from manufacturers with whom we are at least dual-sourced. However, we purchase some components from a single or limited number of sources for reasons of proprietary know-how, quality assurance, cost-effectiveness, or constraints resulting from regulatory requirements. We rely on a limited number of suppliers for a certain number of the components and sub-assemblies used in the manufacture of our products, including application-specific integrated circuit chips, Bluetooth low-energy chips, and other specialized parts. Further, the design of certain components and sub-assemblies (including, in some instances, the raw materials used to manufacture them) that we purchase is proprietary and the intellectual property rights may be owned exclusively by one party. In such cases, we are sole-sourced, with the supplier controlling the intellectual property rights. These sole-sourced components, sub-assemblies and raw materials are critical to the design and functionality of our products. In the case of sole-sourced parts, we manage risk by holding inventory in-house and at the supplier to lower the risk of a supply disruption. We work closely with all suppliers to preserve continuity of supply while maintaining high quality and reliability.
Quality Assurance
We utilize outside vendors for the supply of components, sub-assemblies, raw materials, and various services used in the manufacture of our products. Our outside vendors produce the components to our specifications, and they are audited periodically by our Quality team to confirm conformity with the specifications, policies, and procedures for our products. Our Quality team also inspects and tests our products at various steps in the manufacturing cycle to facilitate compliance with our specifications. We have received our ISO, European Union MDR, and Medical Device Single Audit Program certifications for our Quality Management System from BSI Group, an accredited Notified Body for CE Marking. Processes utilized in the manufacture, test, and release of our products have been verified and validated as required by the FDA and other regulatory bodies. As a medical device manufacturer and distributor, our manufacturing facilities and the facilities of our suppliers are subject to periodic inspection by the FDA, certain corresponding state agencies, and other regulatory bodies.

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
Patents
As of December 31, 2025, we had over 1,000 patents in the United States and certain other countries, with expiration dates ranging from 2026 through 2047 and had over 700 patent applications pending. The issued patents and pending patent applications cover, among other things:
•the Omnipod drive system;
•the Omnipod cannula insertion system;
•software, such as algorithms, apps and user interfaces, for controlling our current and next generation Omnipod products; and
•various novel aspects of our current and potential future generations of Omnipod products, and other mechanisms for the delivery of pharmaceuticals.
Trademarks
We have registered various trademarks associated with our business with the United States Patent and Trademark Office on the Principal Register and in other appropriate jurisdictions. Our trademarks include INSULET®, OMNIPOD®, SIMPLIFY LIFE®, Omnipod DASH®, OmnipodPromise®, Omnipod DiscoverTM, SmartAdjustTM, PodPals®, Podder®, and PodderCentral®.
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
Unless an exemption applies, each medical device we seek to commercially distribute in the United States will require either prior 510(k) clearance or pre-market approval (“PMA”) from the FDA. A 510(k) pre-market notification filing must contain information establishing that the device to be sold is substantially equivalent to a device commercially distributed prior to May 28, 1976 or to a device that has been determined by the FDA to be substantially equivalent. Both the 510(k) clearance and PMA processes can be expensive and lengthy and entail significant user fees. We have obtained 510(k) clearance for Classic Omnipod, Omnipod DASH, and Omnipod 5. In addition, we may be required to obtain a new 510(k) clearance or pre-market approval for significant post-market modifications to our products.
Clinical Trials. Clinical trials are almost always required to support a PMA application and may also be required to support 510(k) submissions. If the device presents a “significant risk” to human health as defined by the FDA, the FDA requires the device sponsor to submit and obtain Investigational Device Exemption ("IDE") approval prior to commencing human clinical trials. Our clinical trials must be conducted in accordance with FDA regulations and federal and state regulations concerning human subject protection, including informed consent and privacy. A clinical trial may be suspended by the FDA or at a specific site by the relevant Institutional Review Board at any time for various reasons, including a belief that the risks to the trial participants outweigh the benefits of participation in the clinical trial. Even if a clinical trial is completed, its results may not demonstrate the safety and efficacy of the device or may be equivocal or otherwise insufficient for us to obtain approval of our product.
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
We are subject to and have experienced announced and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of our subcontractors. If, as a result of these inspections, the FDA determines that our equipment, facilities, laboratories, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.
Other Regulations
Licensure. In order to sell our product through the pharmacy channel in the United States, we are required to work with intermediaries who have the appropriate pharmacy license for the applicable market. We are also subject to certain state laws regarding the professional licensure of our diabetes educators. We believe that our certified diabetes educators are in compliance with all such state laws. However, if our educators or we were to be found non-compliant, we may need to modify our approach to providing education, clinical support, and customer service.
Federal Anti-Kickback and Self-Referral Laws. The federal healthcare Anti-Kickback Statute prohibits the knowing and willful offer, payment, solicitation, or receipt of any form of remuneration, directly or indirectly, in return for, or to induce:
•the referral of an individual to any person or entity for the furnishing or arranging for the furnishing of items or services that are reimbursable under Medicare, Medicaid, or any other federal healthcare program; or
•the purchase, lease, order of, or recommendation of the purchase, lease, or order of any item or service that is reimbursable under Medicare, Medicaid, or any other federal healthcare program.
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
Federal Civil False Claims Act. The federal civil False Claims Act imposes penalties against any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment of government funds, or knowingly makes, uses, or causes to be made or used a false record or statement material to a false or fraudulent claim. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act are subject to the imposition of significant per claim penalties, which include three times the amount of damages that the federal government sustained, and possible exclusion from participation in federal healthcare programs like Medicare and Medicaid. We believe that we are in compliance with the federal government’s laws and regulations concerning the filing of claims for reimbursement. However, many drug and medical device manufacturers have been investigated or subject to lawsuits by whistleblowers and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product or causing submission of false claims by providing inaccurate coding or billing information to actual or prospective purchasers. We also may be subject to other federal false claim laws, including federal criminal statutes that prohibit making a false statement to the federal government.
Civil Monetary Penalties Law. We are subject to the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transferring of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of Medicare or Medicaid payable items or services. Noncompliance can result in significant civil monetary penalties for each wrongful act, an assessment of three times the amount claimed for each item or service, and exclusion from the federal healthcare programs.
Federal Healthcare Fraud Statutes. We are also subject to federal healthcare fraud statutes that, among other things, impose criminal and civil liability for executing a scheme to defraud any healthcare benefit program, including non-governmental programs, and prohibit knowingly and willfully falsifying, concealing, or covering up a material fact, making any materially false or fraudulent statement or representation, or making or using any false writing or document with knowledge that it contains a materially false or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Violations of these statutes can result in significant civil, criminal, and administrative penalties, fines, damages, and exclusion from federal healthcare programs.
State Fraud and Abuse Laws and Marketing Restrictions. Many states have adopted anti-kickback, anti-referral laws, and false claims laws and regulations analogous to the federal civil Anti-Kickback Statute and federal False Claims Act. In some cases, these state laws apply regardless of the payor, including private payors. Moreover, several states have imposed requirements to disclose payments to healthcare providers, restrictions on marketing and other expenditures, and requirements to adopt a code of conduct or compliance program with specific elements. While we believe we are in compliance with such laws, any failure could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.
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
U.S. Privacy Laws. Many states have enacted various privacy laws of general applicability over the past several years. For example, the California Consumer Privacy Act (“CCPA”) and California Privacy Rights Act (“CPRA”) are consumer privacy laws that provide certain privacy rights and consumer protection for residents of the state of California. These consumer rights include the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to the delete personal information collected, the right to opt-out of the sale of personal information, and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance. In addition, general privacy legislation has been filed in Congress in previous sessions, but the final form of the legislation and when it might be enacted is difficult to predict.

General Data Protection Regulation. In the European Economic Area, the General Data Protection Regulation (“GDPR”) is a comprehensive data protection regime that imposes requirements relating to, among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches, and use of third-party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including fines and penalties for noncompliance. The European Union has laid out a multi-year plan for additional privacy and data regulation, building upon the GDPR, and has begun to execute on that plan.
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
Physician Payments Sunshine Act. The Physician Payments Sunshine Act, implemented as the Open Payments program, requires manufacturers of drugs and devices for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to direct or indirect payments and other transfers of value provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives. Failure to disclose reportable payments could subject us to significant penalties. Certain states’ laws require additional reporting of payments and transfers of value to healthcare providers.
Since these laws and regulations continue to evolve, we lack definitive guidance on their application as they relate to certain of our arrangements and programs, including our program for user training offered to providers. We cannot predict the final form of these regulations or the effect their application will have on us.
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
U.S. Foreign Corrupt Practices Act (“FCPA”). We are subject to the FCPA in the United States. and to similar anti-bribery laws in other jurisdictions, which generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or retaining business. Because of the predominance of government-sponsored healthcare systems around the world, our customer relationships outside of the United States may be with governmental entities and therefore subject to such anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree, and in certain circumstances strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these anti-bribery laws. Despite our training and compliance programs, our internal control policies and procedures may not protect us from reckless or criminal acts committed by our employees or agents.
Outside the United States, we are subject to the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions in which we operate. Such laws generally prohibit U.S.-based companies and their intermediaries from making improper payments to foreign officials, or in the case of the U.K. Bribery Act to any person, for the purpose of obtaining or retaining business. In addition, the European Union Whistleblower Directive and other applicable laws around the world impose specific requirements on companies regarding speak up policies and non-retaliation policies.
Artificial Intelligence (“AI”). Governments around the world have begun to regulate AI, including generative AI. The Cybersecurity Directive and the Artificial Intelligence Act (“EU AI Act”) was enacted in August 2024, with provisions taking effect through August 2026. Guidance from EU regulators is starting to be published and we will continue to track developments in this area and adjust operations accordingly. In the United States, California, Colorado, and Texas have introduced AI laws although they are not effective yet. Other countries have also regulated the use of AI. AI systems are currently deployed in our business operations and any additional AI systems to the extent developed or deployed in our business operations or in our products, we will be subject to AI regulations governing AI systems. We are engaged in regular reviews of development and licensing of software used in the business for compliance with relevant AI regulations.

Working, Environmental and Manufacturing Practices. In addition, we are subject to numerous federal, state, foreign, and local laws relating to safe working conditions, manufacturing practices, and environmental protection. We may be required to incur significant costs to comply with these laws and regulations in the future.
Environmental Reporting. Increasingly, regulators, customers, investors, employees, and other stakeholders are focusing on environmental, social, and governance matters and related disclosures. The collection, measurement, and reporting of environmental data is subject to evolving reporting standards, including California’s climate disclosure requirements, and similar regulations established by other international regulatory bodies, such as the Corporate Sustainability Reporting Directive in the European Union. In addition, a number of our customers who are payors or distributors have adopted, or may adopt, procurement policies that include environmental provisions that their suppliers or manufacturers must comply with. If we do not adapt to or comply with new regulations, or fail to meet evolving investor, industry, or stakeholder expectations regarding environmental issues, investors may reconsider their investment in us, and customers and suppliers may choose to limit their business with us.
International Medical Device Regulations
International sales of medical devices are subject to foreign government regulations, which may vary substantially from country to country. The time required to obtain regulatory approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. There is a trend towards harmonization of quality system standards among the European Union, United States, Canada, and various other industrialized countries.
The primary regulatory body in Europe is that of the European Union, which includes most of the major countries in Europe. Other countries, such as Switzerland, have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. The European Union has adopted numerous directives and standards regulating the design of medical devices, as well as conducting clinical trials, manufacturing, labeling, and adverse event reporting for medical devices, including the Medical Device Directive (“MDD”) and the MDR, which replaced MDD in 2021. Certain devices that comply with the requirements of the MDD can be commercially distributed until December 2027 if certain requirements are met. The method of assessing conformity with the applicable directive varies depending on the class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a “Notified Body”. The latter is required in order for a manufacturer to commercially distribute the product throughout the European Union. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s product. To market our products outside of the European Union, we are required to seek regulatory approval on a country-by-country basis.
We have obtained the right to affix the CE Mark under MDR, and UK Conformity Assessed (UKCA marking) to Omnipod 5 and Omnipod DASH, which allows us to distribute these products throughout the European Union and in the United Kingdom. We have obtained the right to affix the CE Mark to Classic Omnipod under the MDD and can continue to sell Classic Omnipod through 2027 in the European Union and in other countries that recognize the CE Mark. We have also secured the necessary regulatory approvals for all other markets in which we currently distribute Omnipod products.
Human Capital Resources
Employees
Our people are our most valuable asset and are the source of our innovation and our success. We strive to attract and retain the best talent with competitive compensation and benefits, opportunities for growth and development, and a culture that emphasizes fair and equitable treatment. As of December 31, 2025, we had approximately 5,400 full-time employees, representing a 38% increase over the prior year. Approximately 60% of our employees are located in the United States and the remainder are located in 17 other countries.
Our culture is driven by our ways of working, which define the key behaviors that we believe are most important to our success and to creating an exceptional employee experience. Additionally, we promote our Insulet for Good program, which enables employees globally to engage in volunteerism and corporate philanthropy in ways aligned with our corporate strategic priorities. In 2025, we added an employee gift matching element to Insulet for Good where Insulet contributes to causes our employees care about. Employee donations to non-profit organizations are matched, and volunteer hours have an Insulet financial support mechanism to engage and amplify employee contributions.
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

Our success thrives on the various perspectives, thoughts, experiences, and backgrounds within our workforce. We are committed to creating a global culture that reflects the diversity of the customers we serve and creates an environment where all employees feel welcomed, respected, and valued. Accordingly, we are committed to providing equal opportunity in all aspects of our Company culture and workplace.
Training and Development
We are committed to fostering an environment in which our employees continuously learn and develop the skills and capabilities needed for their success by offering both leadership and professional skills development programs. All employees who join Insulet undergo a robust onboarding program that educates them about diabetes, our products, business strategy, culture, ways of working, and mission. This onboarding is followed by our career development program, through which each employee creates an Individual Development Plan that is regularly reviewed and updated with their manager. We also offer LinkedIn Learning and tuition reimbursement to eligible employees. Further, managers participate in our leadership development program to support the growth, capabilities, and development of our future leaders. In addition, we offer intensive Customer Care and Sales New Hire Training.
Competitive Pay and Benefits
Our compensation program is designed to align employee pay with our performance and to provide the proper incentives to attract, retain, and motivate employees to achieve superior results. The structure of our compensation program balances incentive compensation for both short-term and long-term performance.
We are committed to providing comprehensive benefit options that allow our employees and their families to live healthier and more secure lives. Our benefits vary by country with a wide range of offerings including health and life insurance, paid time off, employee stock purchase plan, paid parental leave, business travel accident insurance, and employee assistance program. In addition, we offer Pod Perks, which provides free Omnipod 5 or Omnipod DASH products, including Controller/PDM and Pods to benefit eligible employees or dependents.
Health and Safety
We have high standards for workplace safety and are committed to the safety and well-being of our workforce. To promote this, we maintain an environmental health and safety management system that covers all our employees, temporary employees, and contractors. Our programs and policies are designed to meet all applicable local, regional, and federal laws, including U.S. Occupational Safety and Health Administration requirements. We continuously monitor and adapt to regional regulations as we expand our facilities into new geographies.
We have formal plans in place to protect our employees' safety in the event of an emergency. We also conduct periodic health and safety audits of our facilities to monitor the effectiveness of our programs and drive continuous improvement in our overall safety performance as Insulet expands in size and impact.
Company Information
Insulet Corporation is a Delaware corporation formed in 2000. Our principal office is located at 100 Nagog Park, Acton, Massachusetts, 01720 and our website address is http://www.insulet.com. We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We have also posted the charters for our Audit Committee, Talent and Compensation Committee, Nominating, Governance and Risk Committee, and Science and Technology Committee as well as our Code of Business Conduct and Ethics, and other corporate governance materials under the heading “Governance Documents” in the Investors section of our website. The information on our website is not incorporated in this report by reference. In addition, the SEC maintains a website (http//www.sec.gov) that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors
Risks Related to Our Business
We currently rely on sales of our Omnipod product platform to generate most of our revenue.
We expect to continue to derive nearly all our revenue from our Omnipod product platform. Accordingly, our ability to continue to generate revenue is highly reliant on our ability to successfully market and sell our Omnipod products to new and existing customers, which could be negatively impacted by the risks described throughout these Risk Factors. Failure to continue to successfully market and sell our Omnipod products or to retain and grow our customer base would have a negative impact our business, revenue, financial condition and results of operations.
Our ability to grow our revenue depends in part on our retaining a high percentage of our customers.
A key to driving our revenue growth is the retention of a high percentage of our customers. If demand for our products decreases as a result of economic conditions, competition, perceived inadequate customer service, product performance issues or otherwise, our ability to retain customers could be harmed. The failure to retain a high percentage of our customers would negatively impact our revenue growth and may have a material adverse effect on our business, financial condition, and results of operations.
If we do not effectively manage our rapid growth, our business resources may become strained and we may not be able to deliver our products in a timely manner, which could adversely affect our results of operations.
As we continue to expand the number of customers we serve, driven by increasing demand for Omnipod 5, our international expansion and entrance into the insulin-requiring type 2 diabetes market, we expect to continue to increase our manufacturing capacity, our personnel, and the scope of our sales and marketing efforts. Our growth will create challenges for our organization and may strain our management, operations, and customer service resources. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business, we may not be able to manufacture sufficient inventory, and we may not be able to attract, hire, and retain sufficient personnel to meet our expanding needs. If we cannot scale our business appropriately, maintain control over expenses, manufacture our products in a cost-effective or timely manner, or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, customer experience may decline, and we may not be able to deliver our Omnipod products in a timely manner, all of which would adversely affect our results of operations.
Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could adversely affect our business, revenue, financial condition, and results of operations.
We expect that sales of our Omnipod products would be limited if a substantial portion of their sales price is not paid for by third-party payors, including private insurance companies, health maintenance organizations, preferred provider organizations, federal and state government healthcare agencies, intermediaries, Medicare, Medicaid, and other managed care providers. In the United States, we currently have contracts establishing reimbursement for Omnipod products with national and regional third-party payors and government agencies that provide reimbursement in all 50 states. Medicare Part D Plan Sponsors may provide coverage for Omnipod products under the Medicare Part D prescription drug program, which requires negotiating with third-party payors in order to provide our product through the pharmacy channel in the United States. While we anticipate entering into additional contracts with other intermediaries and third-party payors, we cannot be sure that our efforts will be successful or that we will be able to maintain these contracts as they can generally be terminated by the third-party payor without cause. Further, we anticipate that recently enacted and proposed legislative changes affecting Medicare, Medicaid, and the Affordable Care Act may impact healthcare coverage, which, if implemented could adversely affect both demand for and pricing of our products.
Moreover, compliance with administrative procedures or requirements of third-party payors may result in delays in the payor processing approvals for coverage of Omnipod products. Coverage decisions and rates of reimbursement increasingly require clinical evidence showing an improvement in user outcomes. Generating this clinical evidence requires substantial time and investment and there is no guarantee of a desired outcome.
As we expand our sales and marketing efforts internationally, we face additional risks associated with obtaining and maintaining reimbursement from foreign healthcare payment systems on a timely basis or at all. Guidelines for reimbursement vary from jurisdiction to jurisdiction and we may not have the needed experts or clinical evidence within a particular jurisdiction to achieve reimbursement and thereby patient access. Outside the U.S., several of our major markets have government involvement in their healthcare payment system that may impose negative pricing pressure or limit access to or reimbursement for our products. Failure to secure or retain adequate coverage or reimbursement for our products by third-party payors could limit our ability to expand internationally and have a material adverse effect on our business, revenue, financial condition, and results of operations.

If we fail to expand our relationships with intermediaries, our ability to grow our business may be materially and adversely affected.
In addition to promoting, marketing, and selling Omnipod products through our own direct sales force, we utilize intermediaries to distribute our product. If our intermediaries are unwilling or unable to market and sell our products, do not devote adequate resources or support to generate awareness of our products and grow product sales, or if they do not perform to our expectations, we could experience delayed or reduced market acceptance and sales of our products, which would adversely affect our business, revenue, financial condition, and results of operations.
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
Our non-insulin Drug Delivery product line involves the development, manufacture, and sale of a modified Pod for delivery of a specific drug other than insulin. Substantially all of our commercialized Drug Delivery revenue consists of sales of a customized version of our product for use in Amgen’s Neulasta Onpro kit under an agreement that expires in December 2028. The marketing and sales initiatives driving this product line differ markedly from those on which we rely for our sales of Omnipod products to treat diabetes since the non-insulin drug delivery devices depend on marketing and sales to pharmaceutical companies, not to users and clinicians. We expect that the future results of our Drug Delivery product line will face several challenges, including:
•our identification of opportunities and development of appropriate modifications to our Omnipod technology to address the needs and parameters required for drug-delivery opportunities;
•our achievement of satisfactory development and pricing terms with the pharmaceutical companies that sell such drugs that would enable us to maintain an appropriate gross margin, particularly given relatively small number of modified Pods needed to address each drug-delivery opportunity;
•our ability to manufacture, and possible long lead-times associated with the development, regulatory approvals, and ramp up applicable to modified Pods;
•uncertainties relating to the success of the pharmaceutical companies in marketing and selling their drugs as well as the modified Pods as the appropriate delivery devices;
•intense competition in the drug-delivery industry, including from competitors which have substantially greater resources; and
•regulatory requirements and reimbursement rates associated with such drugs.
If we are unsuccessful in overcoming one or more of these challenges, or if our agreement with Amgen is terminated or not renewed, our financial results could be negatively impacted.
Risks Related to Competition and Product Development
Our failure to compete effectively would negatively impact our revenue and results of operations.
The competitive landscape in our industry continues to undergo significant change. We compete with established companies that produce insulin pumps, such as Medtronic Diabetes, a division of Medtronic plc (which division is being spun out into a new, independent publicly traded company), Tandem Diabetes Care Inc., as well as emerging companies like Beta Bionics Inc. Our competitors may develop products in the future that are superior to ours which would inhibit our ability to compete effectively.
In addition to the insulin pump competitors, we compete with companies that provide products and supplies for MDI therapy. MDI therapy, including smart pens, can be substantially less expensive than pump therapy, and improvements in the effectiveness of MDI therapy may result in fewer people than we expect converting from MDI therapy to pump therapy, which could result in price pressure and decreased revenue.
Our current competitors or other companies may at any time develop additional products for the treatment of diabetes. Several companies are working to develop and market new insulin “patch” pumps, smart pens, and other methods for the treatment of insulin-dependent diabetes. If an existing or future competitor develops a product that competes with or is superior to our Omnipod products, we risk losing our position as the perceived technology leader in our field, and our revenue may decline.
In addition, some of our competitors may compete by changing their pricing model or by lowering the price of their insulin delivery systems or ancillary supplies. If these competitors’ products gain acceptance by healthcare professionals, people with insulin-dependent diabetes, or third-party payors, we could experience pricing pressure. If prices were to fall, our results of operations could be materially adversely impacted.
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
A significant element of our strategy is to increase revenue growth by continuing to focus on innovation and new product development. The results of our product development efforts may be affected by a number of factors, including our ability to anticipate customer needs, innovate and develop new products and technologies, successfully complete clinical trials, obtain regulatory approvals and reimbursement in the U.S. and abroad, gain and maintain market acceptance of our products, manufacture products in a cost-effective manner, and obtain appropriate intellectual property rights. Further, governmental regulation and laws related to AI and other emerging technologies may increase the burden and cost of research and development or require increased transparency that makes it more difficult to protect our intellectual property. In addition, patents attained by others can preclude or delay our commercialization of a product. There can be no assurance that any products currently in development, or that we may seek to develop in the future, will achieve technological feasibility, obtain regulatory approval, or gain market acceptance. If we are unable to develop and launch new products, our ability to maintain or expand our market position in the markets in which we participate may be negatively impacted. Even if we successfully develop new products, enhancements, or new generations of existing products, they may be quickly rendered obsolete by changing customer preferences, changing industry or regulatory standards, or competitors’ innovations. Our failure to introduce commercially successful new and innovative products in a timely manner could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Technological breakthroughs in diabetes monitoring, treatment, or prevention could render our Omnipod products obsolete or less desirable.
The diabetes treatment market is subject to rapid technological change and product innovation. Our Omnipod products are based on our proprietary technology, but a number of companies, medical researchers, and pharmaceutical companies are pursuing new delivery devices, delivery technologies, sensing technologies, procedures, drugs, and other therapeutics for the monitoring, treatment, and/or prevention of insulin-dependent diabetes. In addition, well-capitalized biopharmaceutical companies like Vertex Pharmaceuticals, as well as the National Institutes of Health, and other supporters of diabetes research, are continually seeking ways to prevent, cure, or improve the treatment of diabetes. Any breakthroughs in diabetes monitoring, treatment, or prevention could reduce the potential market for our products or render our products obsolete altogether, which would significantly reduce our sales or cause our sales to grow at a slower rate than we currently expect. Further, increased availability and adoption of the GLP-1 class of drugs may delay the progression of type 2 diabetes in obese patients. In addition, even the perception that new products may be introduced, or that technological or treatment advancements could occur, could cause consumers to delay the purchase of our products or impact our stock price.
Future market or clinical studies may be unfavorable to our Omnipod products and their efficacy, which could hinder our sales efforts and have a material adverse effect on our business, results of operations, financial condition, and cash flows.
To help improve, market, and sell our Omnipod products, we have sponsored, and expect to continue to sponsor, clinical studies to assess various aspects of the functionality and relative efficacy of our products. The data obtained from the studies may be unfavorable to our products or may be inadequate to support satisfactory conclusions. If clinical trials fail to support the efficacy of our current or future products, our sales may be adversely affected and we may lose an opportunity to secure clinical preference from prescribing clinicians or reimbursement from third-party payors. In addition, clinical studies or articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is clinically more effective or easier to use than our products or that our products are not as effective or easy to use as we claim. Any of these events may have a material adverse effect on our business, financial condition, and results of operations.
Risks Related to our Intellectual Property
We may be unable to adequately protect our intellectual property rights, which could limit our ability to sell our products profitably, or at all, and cause us to incur additional costs.
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
We may not be able to develop additional proprietary technologies that are patentable, and we cannot ensure that our pending patent applications will result in the issuance of patents to us. To protect our intellectual property, we may need to assert claims of infringement or misappropriation against third parties. Any lawsuits that we initiate could be expensive, take significant time, and divert management’s attention from other business concerns. The outcome of litigation to enforce our intellectual property rights, including the award of damages or other remedies (if any) is highly unpredictable. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially valuable. The occurrence of any of these events could limit our ability to sell our products profitably or at all, or to effectively compete, resulting in a material adverse effect on our business, revenue, financial condition, and results of operations.
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
Such litigation, regardless of its outcome, could result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, such litigation could cause negative publicity, cause product shipment delays, temporarily or permanently limit or prohibit us from manufacturing, marketing, or selling our current or future products, and/or require us to undertake other remedial activities such as develop non-infringing technology, make substantial payments to third parties, or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue could decrease substantially, and we could be exposed to significant liability.
Risks Related to Economic Conditions and Operating Internationally
The continuing worldwide macroeconomic and geopolitical uncertainty as well as the impact of another global pandemic may adversely affect our business and prospects.
Continued concerns about the systemic impact of potential long-term and wide-spread recession and geopolitical issues, including wars and terrorism, have contributed to increased market volatility and diminished expectations for economic growth in the world. Our business and results of operations may be adversely impacted by changes in macroeconomic conditions, including inflation, bank failures, rising interest rates, and reduced availability of capital markets. Elections, political changes and divisions, and social concerns in various countries, including the United States, may further exacerbate geopolitical and geoeconomic tensions and market instability. Uncertainty about global economic conditions, particularly in countries with government-sponsored healthcare systems, may also cause slower adoption of new technologies such as Omnipod 5. Our failure to effectively navigate these geopolitical and economic challenges may result in decreased demand for our products and increased competition, downward pricing pressure, and increased user attrition, which could have a material adverse effect on our business, revenue, financial condition, and results of operations.
A weakening of macroeconomic conditions may also adversely affect our suppliers, which could result in interruptions in supply. In addition, another global pandemic like COVID-19 could significantly impact our supply chain if the manufacturing plants that produce our products or product components, the distribution centers where we manage our inventory, or the operations of our logistics and other service providers, including third parties that sterilize our products, are disrupted, temporarily closed, or experience worker shortages for a sustained period of time, which could have a material adverse effect on our business, revenue, financial condition, and results of operations.
The international nature of our business subjects us to additional business risks that may have an adverse effect on our financial condition or results of operations.
International expansion is a key component of our growth strategy. International sales made up 28% of our revenues in 2025, and we expect international sales to contribute significantly to our future growth as we continue to launch Omnipod 5 in additional international markets. We also rely on third-party suppliers located in other countries, a third-party contract manufacturer located in China, and our manufacturing facility in Malaysia. Our current and future international operations are subject to risks that are inherent in conducting business under foreign laws, regulations, and customs.
Our international operations, particularly our sales, manufacturing and supplier operations, may subject us to a number of risks and expenses, any of which could harm our operating results, including:
•political instability and actual or anticipated military or political conflicts;
•trade protection measures, such as tariff increases, and import and export licensing and control requirements;
•negative consequences from changes in, or interpretations of, tax laws;
•currency fluctuation;
•difficulty in establishing, staffing, and managing international operations;

•adapting to the differing laws and regulations, business and clinical practices, and consumer preferences in international markets;
•difficulties in obtaining and maintaining reimbursement from foreign healthcare payment systems on a timely basis or at all;
•difficulties in managing international relationships, including any relationships that we establish with foreign partners, distributors, or sales or marketing agents; and
•longer collection periods and difficulty in collecting accounts receivable.
In addition, government policies on international trade and investment such as import quotas, capital controls or tariffs, whether adopted by individual governments or addressed by regional trade blocks, can affect the cost of and the demand for our products, impact the competitive position of our products, or otherwise adversely affect our ability to sell products in the affected countries. The implementation of more restrictive trade policies, such as more detailed inspections, higher tariffs, or new barriers to entry, could negatively impact our business, results of operations, and financial condition. For example, a government's adoption of “buy national” policies or retaliation by another government against such policies could have a negative impact on our results of operations.
Expansion of U.S. tariffs could have a material adverse effect on our financial results.
Tariffs, sanctions or other trade barriers imposed by the U.S. (and countermeasures by non-U.S. governments) could adversely impact our supply chain costs or availability of certain components, demand for our products and our business, revenue, financial condition, results of operations and cash flows. Unpredictability of trade policy compounds this risk. Further, the U.S. Department of Commerce Bureau of Industry and Security (“BIS”) has announced the initiation of an investigation into the effects on U.S. national security of imports of personal protective equipment, medical consumables, and medical equipment, including medical devices such as insulin pumps. BIS is conducting the investigation under Section 232 of the Trade Expansion Act of 1962 (Section 232), a law that empowers the president to restrict imports of products that threaten to impair national security. The investigation could result in overriding the tariff exemption currently in place for certain medical devices, which could have a material impact on our results of operations in future years.
Risks Related to Reliance on Third Parties and Business Continuity
We rely on agreements or licenses to intellectual property or other rights in order to sell our current product and commercialize new products.
We rely on agreements or licenses to intellectual property or other rights in order to sell our current products and commercialize new products. If we cannot obtain or retain these agreements, licenses, or other rights, we may not be able to sell, develop, or commercialize our products. For example, we have commercial agreements with Dexcom and Abbott that allow us to sell Omnipod 5 with integration to Dexcom’s and Abbott’s CGM sensors. The loss of any of these rights could impair the functionality of our products or prevent us from selling our products without significant development activities and regulatory approvals that may not be completed in time to prevent an interruption in the availability of our products to consumers. This could result in a material adverse effect on our business, revenue, financial condition, and results of operations.
We also have a partnership with Glooko that allows our products to connect with Glooko’s cloud-based diabetes data management system so that users and healthcare providers can monitor user data, including insulin delivery trends, and blood glucose levels. Our agreement with Glooko expires in December 2026. If this agreement is not renewed in the future and we do not contract for an alternative data management system or launch our own, our business could be materially adversely impacted.
Our inventory is produced and maintained in a limited number of locations, including one operated by a third party in China, and any loss could have a material adverse effect on our ability to manufacture and sell our products.
Our products are manufactured in three locations: at our manufacturing facility in the United States, at our manufacturing facility in Malaysia, and on manufacturing lines owned by us at a facility located in China that is operated by a third-party contract manufacturer. Political or financial instability, currency fluctuations, the outbreak of pandemics, labor unrest, impaired transport capacity and costs, port security, weather conditions, natural disasters, or other events that could slow or disrupt port activities and affect foreign trade are beyond our control and could materially disrupt our supply of product from China or Malaysia, increase our costs, and/or adversely affect our results of operations. Further, following the COVID-19 pandemic there may be increased pressure for U.S. medical device companies to reduce dependency on China for their supply chain. In addition, substantially all of our inventory in the United States is held at a single location in Massachusetts and our inventory in Europe is maintained by a third-party logistics entity primarily at a single location in the Netherlands. We take precautions to ensure that our third-party contract manufacturer and logistics entity safeguard our assets, including maintaining insurance, enacting health and safety protocols, and storing computer data offsite. However, a natural or other disaster, such as a fire or flood, could cause substantial delays in our operations, damage or destroy our manufacturing equipment and/or inventory, and cause us to incur additional expenses. Further, the insurance we maintain may not be adequate to cover our losses. With or without insurance, damage to our facility, manufacturing equipment, inventory, or other property, or to any of our suppliers, may have a material adverse effect on our business, financial condition, and results of operations.
We are dependent upon third-party suppliers, making us vulnerable to supply constraints and price fluctuations, and we may not be able to obtain sufficient components or raw materials on a timely basis or at all.
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
Our reliance on third-party suppliers subjects us to other risks that could harm our business, including:
•our suppliers may give other customers’ needs higher priority than ours, impacting their ability to deliver products to us in a timely manner, as we are not a major customer of many of our suppliers;
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
•switching components or suppliers may require product redesign and submission to the FDA of a new 510(k);
•thefts of our trade secrets and intellectual property could occur with the third-party supply process;
•our suppliers may be unable to fulfill our orders in a timely manner or at all due to financial hardship or the occurrence of a fire, natural disaster, or other catastrophe; and
•our suppliers may fail to comply with environmental, conflict minerals, anti-slavery, or other applicable laws, thus impairing our ability to source materials.
An interruption, delay, or inability to obtain components, products, and raw materials from our third-party suppliers at acceptable prices and in a timely manner, could hinder our ability to manufacture our products in a timely or cost-effective manner and have a material adverse effect on our business and results of operations.
Our manufacturing process is highly complex and subject to regulation; as demand for our products increase, we may experience manufacturing difficulties, including not effectively managing the start-up of new manufacturing lines or issues with our third-party contract manufacturer, which could harm our business.
The manufacture of our product is highly exacting and complex, due in part to strict regulatory requirements. While we manufacture our products in the United States and in Malaysia, a third-party contract manufacturer in China manufactures and supplies a significant portion of our inventory. We and our contract manufacturer may encounter problems during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, defective raw materials, and environmental factors. These issues could lead to compromised product quality, launch delays, reduced productivity, higher defect rates, increased waste, product shortage, unanticipated or increased costs, lost revenues, and damage to our reputation. Our failure to scale manufacturing appropriately to meet future demand, or encountering quality issues or unexpected operational delays when commencing operation of new manufacturing lines, would have an adverse effect on our gross margins and could result in product shortages. A failure to identify and address manufacturing problems prior to the release of products to our customers may also result in a quality or safety issue. Additionally, inefficient processes can strain relationships with suppliers and partners, further exacerbating operational disruptions and financial losses. Significant manufacturing problems could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory clearance or approval or commercialize our products.
We rely on third parties, such as contract research organizations, medical institutions, clinical investigators, and contract laboratories to conduct some of our clinical trials and pre-clinical investigations. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended, or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our products on a timely basis, or at all, and our business and operating results may be adversely affected.
Risks Related to Government Regulation and Product Liability
Healthcare reform laws could adversely affect our revenue and financial condition.
Efforts to control healthcare costs, including limiting access to care, alternative delivery models, and changes in the methods used to determine reimbursement systems and rates, are ongoing at the federal and state levels. Future changes cannot be predicted with certainty, and may have an adverse effect on our industry and on our ability to maintain or increase sales of any of our products.
We are subject to extensive government regulation, which could restrict the sales and marketing of our products, cause us to incur significant costs, and impact our profitability and competitiveness.
Our medical device products and operations are subject to extensive regulation by the FDA and various other federal, state, local, and foreign government authorities. Government regulation of medical devices is meant to ensure their safety and effectiveness, and includes regulation of, among other things:
•design, development, and manufacturing;
•testing, labeling, and content and language of instructions for use and storage;
•clinical trials;
•product clearances and approvals, including premarket clearance and approval;
•product safety;
•advertising and promotion;
•marketing, sales, and distribution;
•conformity assessment procedures;
•product traceability and record keeping procedures;
•product complaints, complaint reporting, recalls, and field safety corrective actions;
•post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•post-market studies; and
•product import and export.
Before a new medical device, or a significant modification of a medical device, including a new use of or claim for an existing product, can be marketed in the United States, it must first receive regulatory clearance, unless an exemption applies. Obtaining such regulatory clearance can be expensive and lengthy. Delays in obtaining or inability to obtain clearances could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn could harm our revenue and profitability.
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
•customer notification or orders for repair, replacement, or refunds;

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
We also sell our products in Canada, Australia, and certain countries in Europe and the Middle East. As a result, we are required to comply with additional foreign regulatory requirements, which may vary substantially from country to country. As we expand our sales efforts internationally, we may need to obtain additional foreign approval certifications. Failure to fulfill foreign regulatory requirements on a timely basis or at all could adversely affect our ability to grow our business.
Any delays in obtaining approval for our products, or any failure to meet regulatory requirements could adversely affect our ability to sell our products resulting in a negative impact to our financial results.
If we or our contract manufacturer fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our devices could be interrupted, and our sales and operating results could suffer.
We and our contract manufacturer are required to comply with the FDA’s QSR, which is a complex regulatory framework that covers the procedures and documentation of the design, testing, production, control, quality assurance, sterilization, labeling, packaging, storage, shipping, and servicing of our devices. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic, sometimes unannounced, inspections by the FDA. We cannot assure you that our facilities or our contract manufacturer’s facility will pass any future quality system inspection. If our or our contract manufacturer’s facility fails a quality system inspection or fails to take adequate and timely corrective action in response to an adverse quality system inspection or QSR violation, or otherwise fails to adhere to QSR requirements, this could delay production of our products and lead to business disruption. In addition, failure to take adequate and timely corrective action in response to an adverse quality system inspection or QSR violation could result in fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could have a material adverse effect on our customers’ experience and our financial condition or results of operations.
Malfunction of our products could lead to recalls, safety alerts, or litigation and result in substantial costs and reputational damage.
The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our contract manufacturer fails to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising, or promotional activities, or if new information is obtained concerning the safety or efficacy of our products. A government-mandated recall could occur if the FDA finds that there is a reasonable probability that the device would cause serious, adverse health consequences or death. A voluntary recall by us could occur as a result of any material deficiency in a device, such as manufacturing defects, labeling deficiencies, packaging defects, or other failures to comply with applicable regulations. Adverse events involving our products have been reported to us in the past, and we cannot guarantee that they will not occur in the future. Any corrective action, whether voluntary or involuntary, may require significant time and capital, could divert management's attention from operating our business, and may harm our reputation and financial results. We may initiate voluntary recalls involving our products in the future that we determine do not require notification to the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and could take enforcement action against us for failing to report the recalls when they were conducted. In the event of a product malfunction, we may also be subject to liability claims, be required to bear other costs, or take other actions that may have a negative impact on our future sales and our ability to generate profits.
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
If we fail to comply with fraud and abuse and other healthcare regulations, including those relating to Medicare and Medicaid, we could be subject to substantial penalties and/or be excluded from participation in government programs.
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
We conduct various marketing and product training activities that involve making payments to healthcare providers and entities. While we believe and strive to ensure that our business arrangements with third parties and other activities and programs comply with all applicable laws, these laws are complex and our activities may be found not to be compliant with one of these laws, which may result in significant civil, criminal, and/or administrative penalties, fines, damages, and exclusion from participation in federal healthcare programs. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could have a material adverse effect on our business, financial condition, and results of operations. Our compliance with Medicare and Medicaid regulations may be reviewed by federal or state agencies, including the OIG, CMS, and the Department of Justice, or may be the subject of whistleblower lawsuits under federal and state false claims laws. To ensure compliance with Medicare, Medicaid, and other regulations, government agencies conduct periodic audits of us to ensure compliance with various supplier standards and billing requirements.
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
Risks Related to Information Technology (“IT”), Privacy and Security
We are subject to complex and evolving laws and regulations regarding privacy, data protection, and artificial intelligence (“AI”), many of which are subject to change and uncertain interpretation, which could result in legal claims, changes to our business practices, monetary penalties, increased cost of operations, or declines in user growth or engagement.
We are subject to a variety of laws and regulations relating to privacy, data protection, and AI. The introduction of new products or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For example, data privacy laws at the federal and state levels protect the confidentiality of certain health information and restrict the use and disclosure of that protected information. In particular, the U.S. privacy rules under HIPAA protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend, and seek accounting of their own health information, and limiting most uses and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Many states have adopted new privacy laws in the past few years. For example, CCPA and CPRA provide privacy rights and consumer protection for residents of California, including the right to know what personal information is collected, the right to know whether the data is sold or disclosed and to whom, the right to request a company to delete the personal information collected, the right to opt-out of the sale of personal information, and the right to non-discrimination in terms of price or service when a consumer exercises a privacy right. The California laws have served as a model for many subsequently adopted laws in other states, such as Colorado and Virginia. California and other states’ laws apply more broadly and now or in the future may reach data we hold that relates to employees and healthcare providers, not just customers. In addition, data security protection laws passed by the federal government and many states require notification to data subjects, including customers and others, when there is a security breach of personal data. If we fail to comply with these regulations, we could be subject to civil sanctions, including fines and penalties for noncompliance.
We develop, license from other developers, and deploy AI tools, including generative AI tools for use in our operations. Our teams collaborate on the development of responsible AI policies and practices and deployment of AI tools in accordance with those policies and practices, which are in turn based on relevant laws and standards, including the EU AI Act (which is taking effect in stages, through August 2026). While we anticipate being able to capitalize on opportunities using AI tools, including generative AI tools, to improve efficiencies and create more personalized experiences, doing so is not without risk. Risks include potential inappropriate disclosure of personal and confidential information, and potential use of inaccurate information contained in generative AI outputs. In addition, foreign data protection, privacy, and other laws and regulations can be more restrictive than those in the United States. Data localization laws in some countries generally mandate that certain types of data collected in a particular country be stored and/or processed within that country. We could be subject to audits in Europe and around the world, particularly in the areas of consumer and data protection, as we continue to grow and expand our operations. Legislators and regulators may make legal and regulatory changes or interpret and apply existing laws in ways that make our products less useful to users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could materially and adversely affect our business and results of operations. For example, the GDPR imposes requirements in the European Economic Area relating to among other things, consent to process personal data of individuals, the information provided to individuals regarding the processing of their personal data, the security and confidentiality of personal data, notifications in the event of data breaches, and use of third-party processors. If we fail to comply with these standards, we could be subject to criminal penalties and civil sanctions, including significant fines and penalties.
The increased scope of regulation around the world may require expanded compliance programs and resources. As our efforts to gain insights from data increase for the operation of our products and services and for the improvement of business processes, including sales and marketing, our exposure to increasingly complex privacy regulation may impede our ability to use data in this way.
We rely on the proper function, availability, and security of our products and IT systems; a successful cyber-attack or other breach or disruption of our products or these systems could have a material adverse effect on our business and results of operations.
We rely on IT systems to process, transmit, and store electronic information, including personal, financial, and sensitive medical information. Our IT systems support various business processes, including sales, shipping, billing, customer service, procurement, supply chain, manufacturing, and accounts payable. In addition, we use enterprise IT systems for internal financial reporting and to comply with external financial reporting, legal, and tax regulatory requirements. Many of our systems are cloud-hosted and managed by third-party vendors who may have access to confidential business, employee, healthcare professional, and/or customer information. Our IT systems are vulnerable to damage, disruptions, or shutdowns due to various factors such as viruses, hacking, power outages, user error, hardware failures, and catastrophic events. Failure to protect our IT systems could lead to unauthorized access to customer data, theft of intellectual property or other misappropriation of assets, loss of key data, or disruption of operations. Further, we expect that the breadth and complexity of our IT systems and infrastructure will increase as we utilize cloud technologies and AI, which present inherent enterprise technology risks, including those related to privacy, data protection, and cybersecurity, that need to be managed. The foregoing could expose us to further risk of potential breaches, failures, interruptions, and disruptions, which could result in adverse consequences, including regulatory inquiries or litigation, increased costs and expenses, reputational damage, lost revenue, and fines or penalties.
If our product is breached or our IT systems are breached or suffer severe damage, disruption, or shutdown and we are unable to effectively resolve the issues in a timely manner, our reputation, business, and operating results may be materially adversely affected.

Failure to maintain the privacy and security of our customer, third-party payor, employee, supplier, or Company information could result in substantial costs and/or subject us to litigation, enforcement actions, and reputational damage.
Our business, like that of most medical device manufacturers, involves the receipt, storage, and transmission of customer information, payment and reimbursement information, and confidential information about third-party payors, our employees, our suppliers, and our Company. Our information systems are vulnerable to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deceiving our employees or third-party service providers. Hardware, software, or applications we develop or obtain from third parties may contain defects in design or manufacture, or other issues that could unexpectedly compromise information and device security. The methods used to obtain unauthorized access, disable or degrade service, or sabotage systems are also constantly changing and evolving, and may be difficult to anticipate or detect for long periods of time. We have implemented, and regularly review and update, processes and procedures to protect against unauthorized access to or use of secured data and to prevent data loss. However, ever-evolving threats mean we must continually evaluate and adapt our systems and processes. Our efforts may not be adequate to safeguard against all data security breaches, misuse of data, or sabotage of our systems. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, third-party payor, employee, supplier, or Company data, could result in significant costs, lost sales, fines, lawsuits, and damage to our reputation.
Risks Related to Debt
Our Credit Agreement imposes restrictions on us that may adversely affect our ability to operate or grow our business.
Our Credit Agreement contains covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions, including, among other things, limitations on our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer, or exchange assets, guarantee certain indebtedness, and make acquisitions or other investments. These restrictions may impair our ability to respond to changing business and economic conditions and may make it more difficult for us to obtain additional capital and pursue business opportunities, including potential acquisitions.
We may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.
We may in the future seek additional funds from public or private stock or debt offerings, borrowings under credit lines, or other sources, and we may need to raise additional debt or equity financing to repay our outstanding debt obligations. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. In addition, if we raise additional funds through collaboration, licensing, or other similar arrangements, it may be necessary to relinquish valuable rights to our potential future products or proprietary technologies or grant licenses on terms that are not favorable to us. Our ability to raise additional capital may be adversely impacted by economic conditions, including inflation, higher interest rates, and worldwide political unrest, and we may not be able to raise any necessary capital on acceptable terms, or at all. If we are unable to raise additional capital due to these or other factors, such as a worldwide or U.S. financial crisis, we may need to further manage our operational expenses, including potentially curtailing planned product development activities. In addition, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements. If any of these events occur, it could adversely affect our business, financial condition, and results of operations.
General Risks
Our success depends on our ability to attract, motivate, and retain key personnel.
As Insulet continues to quickly grow, our success is highly dependent on attracting the right talent, retaining our employees, and keeping them engaged and focused on our mission. In 2025, we had changes in key leadership roles, including our Chief Executive Officer and Chief Financial Officer, among others. If we are unable to effectively integrate the new members of the management team, retain other key members of our team, and maintain continuity in critical functions, our business, financial condition, and results of operations could be adversely affected.
In addition, the sales and after-sale support of Omnipod products require a complex infrastructure of field sales personnel, diabetes educators, customer support, insurance specialists, and billing and collections personnel. Recruiting, training, managing, motivating, and retaining these employees, especially in international and geographically dispersed teams, presents challenges. If we are unable to successfully recruit or retain employees as needed, we could experience significant operational disruptions, which could in turn negatively impact our customers, our reputation, and our financial condition.
Acquisitions or investments in new businesses, products, or technologies could disrupt our business.
If we are presented with appropriate opportunities, we may pursue acquisitions or investments in complementary businesses, products, or technologies. If we do so, we may not complete transactions in a timely manner, on a cost-effective basis, or at all, and we may not realize the expected benefits of any acquisition or investment. Additionally, products and technologies that we acquire may not be successful or may require significantly greater resources and investments than we originally anticipated. We could also experience negative effects on our results of operations and financial condition due to acquisition-related charges, amortization of intangible assets, and asset impairment charges. Acquisitions also present risks, uncertainties, and disruptions associated with the integration process, including difficulties in the integration of the operations of any acquired company, integration of acquired technology with our products, and the potential loss of key employees, customers, distributors, or suppliers of the acquired businesses. In addition, integration of an acquired business may require management resources that otherwise would be available for development of our existing business. If an acquired business fails to operate as anticipated or cannot be successfully integrated into our existing business, our stock price, business, financial condition, and results of operations could be materially and adversely affected. Furthermore, we may have to incur debt or issue equity to pay for any future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.
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
We are subject to income taxes, as well as taxes that are not income-based, in both the U.S. and jurisdictions outside of the U.S. Changes in tax laws or regulations in the jurisdictions in which we operate could negatively impact the Company’s effective tax rate, results of operations, and cash flows. In addition, our future effective tax rate could be unfavorably affected by numerous other factors including a change in the interpretation of tax rules and regulations in the jurisdictions in which we operate, a change in our geographic earnings mix, or a change in the measurement of our deferred taxes. We are also subject to ongoing tax audits in various jurisdictions, and tax authorities may disagree with certain positions we have taken and assess additional taxes.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Like other companies, we currently operate in an environment characterized by increasing global cybersecurity vulnerabilities and threats. Accordingly, we have invested in people, processes, and technology aimed at identifying, assessing, and responding to cybersecurity threats. We take a holistic, layered approach to cybersecurity, with a strategy focused on prevention, detection, and mitigation. Our cybersecurity team assesses, monitors, and manages cybersecurity risk through a combination of technical, physical, and administrative controls. These controls include the implementing of cybersecurity policies, procedures, and strategies designed to prevent cybersecurity incidents to the extent feasible and to enhance the resilience of our systems to minimize business impact should a cybersecurity incident occur. We maintain a cybersecurity risk register, and cybersecurity team leaders meet monthly to discuss and prioritize cybersecurity threats, review risk assessments, and monitor progress on remediation activities. We leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework 2.0 to manage and respond to cybersecurity threats. Additionally, Insulet’s information security management system is ISO 27001 and 27701 certified and we hold ISO certifications specific to Cloud Computing and Health Informatics.
Key facets of our cybersecurity program include:
•Ongoing Cybersecurity Threat Monitoring. Our cybersecurity operations centers operate across multiple time zones to support continuous monitoring, enabling timely detection, investigation, and response to cybersecurity threats.
•External Threat Landscape Assessment. Insulet employs multiple third-party threat intelligence services to monitor for cybersecurity threats and cybersecurity incidents. In addition, we participate in a third-party healthcare industry cybersecurity threat intelligence data-sharing organization.

•Insider Risk Detection. We use targeted third-party tools aimed at detecting insider cybersecurity threats and suspicious data movement.
•Cloud and Vulnerability Management. To enhance cloud and data security, we work to reduce our potential attack surface by establishing secure defaults, implementing least privilege access principles, and continuously monitoring cloud and system configurations. As part of our vulnerability and overall security posture management, a cross-functional team meets regularly to review and remediate issues identified through security scans and security configuration checks. This ongoing effort helps to maintain the security hygiene of our computing devices and supports the resilience of our technology environment.
•Testing and Audits. Regular penetration testing, incident response tabletop testing, and independent audits are performed by third-party cybersecurity consultants and our Internal Audit function. The results of these assessments, including final reports and gap analysis documentation, are reviewed by our cybersecurity team and logged in our risk register, as appropriate.
•Operating Technology (“OT”) Visibility. As a manufacturer of medical devices, the interconnectedness between our OT and other business critical information systems can present material cybersecurity risks. To mitigate these risks, we implement network segmentation, access controls, and OT-specific monitoring capabilities.
•Vendor Management. New vendors and key business partners are subject to our vendor risk assessment process. Once engaged, these vendors are monitored by our third-party threat intelligence tools. Where appropriate, we incorporate security and privacy provisions or contractual addenda to ensure vendors maintain standards consistent with our cybersecurity and data protection requirements to ensure vendors maintain standards consistent with applicable cybersecurity and data protection law as well as our requirements.
•Training and Culture. Training, awareness, and incorporating cybersecurity into our culture is key to reducing risk around common threats such as phishing. All employees are required to complete annual cybersecurity training, supplemented by frequent “nanolearning” modules. These short, targeted trainings are designed to increase awareness of cybersecurity threats among our employees and equip employees with the knowledge and tools needed to recognize and respond appropriately to potential cybersecurity threats. We also conduct phishing simulations to evaluate the effectiveness of our training program with the goal of reducing the percentage of employees who click on suspicious emails.
Our guiding principle of “security and privacy by design” underlies our product development. We have a cybersecurity team embedded within our research and development organization to deliver on this mission as well as a Product Cybersecurity Risk Management Policy that aligns with FDA guidance. Omnipod 5 incorporates cybersecurity by design principles, which includes secure data transfer between the Pod, Controller, cloud storage, and compatible CGMs. We have processes in place to systematically integrate cybersecurity into each phase of our product design and development process. Omnipod 5 is certified by ISO (27001, 27017 and 27799) and the U.K. Cyber Essentials. Omnipod 5 incorporates authentication, encryption, and cybersecurity protection to safeguard against unauthorized devices or individuals accessing its system.
Should a cybersecurity incident occur, we maintain a Cybersecurity Incident Response Procedure (“CIRP”) and Crisis Management Plan designed to support efficient, coordinated, and timely response efforts. Under the CIRP, cybersecurity incidents are initially reviewed and rated by our security operations team. Cybersecurity incidents are rated based on predefined severity levels and escalated to members of our cybersecurity incident response team (“CIRT”) based on the facts and circumstances of the incident. Our CIRT consists of our Chief Information Security Officer (“CISO”), Chief Compliance Officer, Chief Privacy Officer, VP of Commercial Legal, and relevant members of our executive leadership team, including our General Counsel and CEO. When appropriate, such incidents are also reported to the Board of Directors (“Board”) in accordance with our governance protocols. In addition, our internal Disclosure Committee reviews any planned public disclosures or regulatory filings.
Assessing, identifying, and managing cybersecurity-related risks is also integrated into our overall enterprise risk management (“ERM”) program. Cybersecurity risks are included in the risk universe evaluated by the ERM function as it identifies and assesses the Company’s top enterprise risks on an annual basis. The results of the annual ERM risk assessment are presented to our Board, with additional reporting during the year to the Nominating, Governance and Risk Committee (“NGR Committee”) of the Board.
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
Governance
Our Board oversees management’s processes for identifying and mitigating risks, including from cybersecurity threats, to help align our risk exposure to our strategic objectives. While the Board reviews the Company’s cybersecurity program annually, the

NGR Committee has primary responsibility for cybersecurity as part of its risk oversight mandate. The NGR Committee is updated regularly on cybersecurity matters from our CISO and members of the CISO’s team. Our CISO briefs the NGR Committee on management’s actions to identify and detect threats and reviews the structure of, and enhancements to, the Company’s defenses as well as management’s progress on its cybersecurity strategic roadmap. The NGR Committee Chair reports to the full Board after each Committee meeting, including information relating to the cybersecurity discussions.
Our Cybersecurity organization, which includes infrastructure security, product security, technology risk management, and security awareness and culture is led by our CISO. Our CISO reports directly to our Chief Technology Officer (“CTO”) and is responsible for developing and implementing our cybersecurity program, including setting the directional cybersecurity strategy, including for the assessment and detection of risks from cybersecurity threats, and continuous improvement plans for the overall cybersecurity program. Our CISO has over a decade of experience leading cybersecurity and technology risk management programs in medical device manufacturing organizations and achieved specific industry certifications, including Certified Information Systems Security Professional.
Our CTO ensures cybersecurity measures are prioritized across research and development, software engineering, and our information technology functions. Our CTO has more than 15 years of experience leading R&D and information technology departments at medical device and technology companies. Our CTO and CISO co-chair a quarterly Technology Risk Committee aimed at providing proper oversight and governance of the cybersecurity program, remediation of identified cybersecurity threats, and execution of our cybersecurity strategy.
Item 2. Properties
We own a 350,000 square foot facility in Acton, MA, which houses both our headquarters and our U.S. manufacturing. We also own a 400,000 square foot facility in Malaysia, which houses manufacturing and office space. As of December 31, 2025, we leased 12 facilities in 7 countries consisting of approximately 289,000 square feet of office, research and development, and warehousing space and other related facilities, primarily in North America and Europe. Additional information regarding our leases is provided in Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.
Item 3. Legal Proceedings
The information required by this Item is provided under “Legal Proceedings” in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K and is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on The NASDAQ Global Market (“NASDAQ”) under the trading symbol PODD.
Holders of Record
As of February 11, 2026, there were 5 registered holders of record of our common stock.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph shows the cumulative total return on $100 invested in each of our common stock, the NASDAQ Health Care Index and the S&P 500 Index for the five-year period beginning on December 31, 2020, and ending on December 31, 2025, assuming reinvestment of all dividends. The historical stock price performance on the graph below is not necessarily indicative of future stock price performance.

	2020	2021	2022	2023	2024	2025
Insulet Corporation	$100	$104	$115	$85	$102	$111
NASDAQ Health Care	$100	$96	$77	$82	$81	$99
S&P 500	$100	$129	$105	$133	$166	$196
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
Issuer Purchases of Equity Securities
We did not purchase any shares under our $125 million share repurchase program during the fourth quarter 2025.

Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this Item is provided under Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this annual report. The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs, which are subject to risks, uncertainties, and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements.” Columns and rows within tables may not add due to rounding. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts and percentages may not recalculate, and columns and rows within tables may not add due to rounding.
Overview
Our mission is to transform the lives of people with diabetes. We are primarily engaged in the development, manufacture, and sale of our proprietary Omnipod product platform, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform primarily includes our most recent generation Omnipod 5 and its predecessor Omnipod DASH, which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system that integrates with a CGM to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. It is indicated for type 1 diabetes and, in the United States, for type 2 diabetes for ages 18 and up. The CGM is sold separately by third parties. The Pod currently integrates with Dexcom, Inc.’s G6 and G7 CGMs and with Abbott Diabetes Care, Inc.’s (“Abbott”) FreeStyle Libre 2 Plus sensor (“Libre 2 Plus”) in various markets. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like PDM with a color touch screen user interface.
Our financial objective is to sustain profitable growth. To achieve this, we launched Omnipod 5 in the United States in 2022, in the United Kingdom and Germany in 2023, and in the Netherlands and France in 2024. In 2025, we launched Omnipod 5 in nine additional countries. We are also working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to new international markets.
During 2025, we completed the randomized portion of our RADIANT study in France, the United Kingdom, and Belgium. The RADIANT study is a randomized controlled trial of Omnipod 5 with Libre 2, designed to provide clinical data to support our pricing and market access initiatives as we roll out Omnipod 5 with multiple sensors across our international markets. In the U.S., we sell our products through the pharmacy channel, which expands access by improving affordable, as no upfront investment is required. We also continue to increase awareness of Omnipod products through our direct-to-consumer advertising programs.
In 2025, we also completed STRIVE, our pivotal study for the next generation hybrid closed loop system, and we finished enrollment for EVOLUTION 2, our safety and feasibility study for a fully closed loop AID system for type 2 diabetes. Additionally, we received 510(k) clearance for enhancements to the Omnipod 5 algorithm to include a lower target glucose set point. We also launched our Omnipod 5 app for iPhone compatible with Dexcom’s G7 CGM sensor in the United States and integrated Omnipod 5 with Dexcom’s G7 CGM sensor in five additional countries and with Abbott’s FreeStyle Libre 2 Plus sensor in Australia. Following the launch of Omnipod 5 in several countries in the Middle East in early 2026, Omnipod 5 is now available in 19 countries. We continue to focus on our product development efforts, including choice of smartphone integration and CGM with Omnipod 5 and enhancing the customer experience through digital product and data capabilities. We are currently working to integrate Omnipod 5 with Abbott’s FreeStyle Libre 3 Plus and developing Omnipod 6, our next generation AID product.
Finally, we continue to take steps to strengthen our global manufacturing capabilities. We began producing product at our new manufacturing plant in Malaysia in 2024 and are already investing in another manufacturing plant in Costa Rica to support our continued growth.
Results of Operations
The discussion of our results of operations for 2023 has been omitted from this Form 10-K but can be found in Item 7. Management’s Discussion and Analysis and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 21, 2025.
Factors Affecting Operating Results
Our Pod is intended to be used continuously for up to three days, after which it may be replaced with a new disposable Pod. As of December 31, 2025, we had more than 600,000 estimated active Omnipod users globally. The unique patented design of the Omnipod allows us to provide Pod therapy at a relatively low or no up-front investment in regions where reimbursement allows for it and our pay-as-you-go pricing model reduces the risk to third-party payors. As we grow our customer base, we expect to generate an increasing portion of our revenues through recurring sales of our disposable Pods, which provide recurring revenue.
In August 2024, we received FDA clearance for an expanded indication of Omnipod 5 for people with type 2 diabetes. Due to the positive results of our Omnipod 5 type 2 pivotal trial and the learnings from our commercial pilot of Omnipod GO, a basal-only Pod for certain individuals with type 2 diabetes, we made a strategic decision to drive growth in the type 2 diabetes market with Omnipod 5. Accordingly, we decided not to move forward with the commercialization of Omnipod GO. As a result, in 2024, we recorded a charge of $13.5 million related to certain inventory components that would not be utilized.
Comparison of the Years Ended December 31, 2025 and December 31, 2024
Revenue

	Years Ended December 31,
(in millions)	2025	2024	% Change	Currency Impact	Constant Currency(1)
U.S.	$1,919.8	$1,509.3	27.2%	—%	27.2%
International	754.3	523.4	44.1%	4.8%	39.3%
Total Omnipod Products	2,674.0	2,032.7	31.6%	1.2%	30.3%
Drug Delivery	34.1	38.9	(12.3)%	—%	(12.3)%
Total	$2,708.1	$2,071.6	30.7%	1.2%	29.5%
(1) Constant currency revenue growth is a non-GAAP financial measure which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue increased $636.6 million, or 30.7%, to $2,708.1 million in 2025, compared with $2,071.6 million in 2024. Constant currency revenue growth of 29.5% was primarily driven by higher sales volume largely attributable to our growing customer base and, to a lesser extent, higher price.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $410.5 million, or 27.2%, in 2025 to $1,919.8 million, compared with $1,509.3 million in 2024. This increase primarily resulted from higher sales volume driven by growing our customer base. Revenue from the sale of Omnipod products in the U.S. includes $511.6 million of related party revenue in 2025, compared with $587.8 million in 2024. The $76.2 million decrease primarily resulted from one quarter less of related party sales in the current year, partially offset by growth through the pharmacy channel. Additional information regarding our related party transactions is provided in Note 2 to our consolidated financial statements.
In 2026, we expect strong U.S. revenue growth primarily driven by the benefits of our recurring revenue model and continued volume growth of Omnipod 5.
International
Revenue from the sale of Omnipod products in our international markets increased $230.9 million, or 44.1%, in 2025 to $754.3 million, compared with $523.4 million in 2024. Excluding the 4.8% favorable impact of currency exchange, the remaining 39.3% increase in revenue was primarily due to higher volumes from our growing customer base, largely resulting from the prior year launches of Omnipod 5. A higher average selling price for Omnipod 5, compared with Omnipod DASH, also contributed to the revenue increase.
In 2026, we expect higher International revenue due to continued volume growth driven by new customers and higher price resulting from conversions to Omnipod 5.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue was $34.1 million and $38.9 million in 2025 and 2024, respectively.

Costs and Expenses

	Years Ended December 31,
	2025		2024
(in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$768.2	28.4%	$625.9	30.2%
Research and development expenses	$301.1	11.1%	$219.6	10.6%
Selling, general and administrative expenses	$1,165.0	43.0%	$917.2	44.3%
Cost of Revenue
Cost of revenue for 2025 increased $142.3 million, or 22.7%, to $768.2 million, compared with $625.9 million in 2024. Gross margin was 71.6% in 2025, compared with 69.8% in 2024. The 180 basis points increase in gross margin was primarily driven by improved manufacturing and supply chain efficiencies, a higher average selling price, increased volume and a $13.5 million charge in the prior year related to certain components utilized in OmnipodGO, which we decided not to commercialize.
While we do not expect tariffs to have a significant impact on our gross margin in 2026, should the exemption that is currently in place for certain medical devices be eliminated, tariffs would have a material impact on our results of operations in future years.
Research and Development
Research and development expenses increased $81.5 million, or 37.1%, to $301.1 million for 2025, compared with $219.6 million for 2024. Research and development expenses as a percent of revenue increased to 11.1% in 2025 from 10.6% in 2024. The increase in research and development expense was primarily due to year-over-year headcount additions to support continued investment in our Omnipod and pipeline products, including a fully closed loop AID system for type 2 diabetes, the integration of Libre 3 with Omnipod 5, and Omnipod 6, our next generation AID system. To a lesser extent, the increase was driven by higher consulting costs to support our clinical trials and Omnipod and next generation products.
Selling, General and Administrative
Selling, general and administrative expenses increased $247.8 million, or 27.0%, to $1,165.0 million in 2025, compared with $917.2 million in 2024. This increase was primarily attributable to year-over-year headcount additions to support our business growth, mainly in our commercial and customer experience teams, and incremental advertising expense of $37.1 million. Increased investments in global marketing and training for the sales team to support demand generation also contributed to the increase in selling, general and administrative expenses, although to a lesser extent.
Non-Operating Items
Interest Expense and Income
Interest expense increased $16.7 million to $59.4 million in 2025, compared with $42.7 million in 2024 primarily due to the issuance of 6.5% senior unsecured notes in March 2025 and the renewal of interest rate swaps at higher rates in April 2025. The increase was partially offset by lower interest on our Term Loan B resulting from the refinancing in August 2024 and fees paid to amend our Term Loan B in the prior year, which did not repeat in the current year. Interest income decreased $4.9 million to $34.7 million in 2025, compared with $39.5 million in 2024 primarily driven by lower interest rates.
In 2026, we expect net interest expense to increase to $40 million or more, primarily due to lower interest income.
Loss on Extinguishment of Debt
During 2025, we repurchased $419.9 million million in principal ($417.6 million net of issuance costs) of our Convertible Senior Notes for $541.5 million in cash, which resulted in a $123.9 million loss on extinguishment. Refer to Note 13 to our consolidated financial statements for additional information.
Other Income (Expense), net
Other income, net of $14.3 million for 2025 primarily consists of a $12.5 million gain resulting from the change in fair value of the derivative asset associated with the redemption of our convertible debt discussed in Note 15. Other expense, net of $5.5 million for 2024 consists primarily of a $3.8 million loss related to fair value adjustments associated with a strategic debt investment.
Income Taxes
Our effective tax rate was 27.2% for 2025, compared with a tax benefit of 39.3% for 2024. The increase in our effective tax rate was primarily due to the absence of a valuation allowance against deferred tax assets that existed in the prior year and the loss on extinguishment of our Convertible Senior Notes during 2025, the settlement of which resulted in non-deductible premiums, These impacts were partially offset by a nontaxable gain on the related derivative asset.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to advance the implementation of a 15% global minimum corporate tax (“Pillar Two”). More than 50 countries, including the Netherlands and the United Kingdom, in which we operate, have enacted elements of the global minimum tax legislation with certain provisions effective in 2025. In January 2026, the OECD issued additional administrative guidance introducing a “side-by-side” framework applicable to U.S.-parented multinational groups. This framework provides an exemption from the application of certain Pillar Two charging provisions, including the Income Inclusion Rule and the Undertaxed Profits Rule, while such groups remain subject to Qualified Domestic Minimum Top-Up Taxes enacted by individual jurisdictions. We anticipate additional legislative activity and administrative guidance related to Pillar Two throughout 2026. Based on the legislation enacted as of December 31, 2025, the implementation of Pillar Two did not have a material impact on our consolidated financial statements for 2025. We are continuing to evaluate the potential impact on future periods.
In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA permanently extends certain provisions of the Tax Cuts and Jobs Act, modifies aspects of the international tax framework, and restores favorable tax treatment for certain business provisions, including the immediate expensing of domestic research and development expenditures. The OBBBA also provides accelerated tax deductions for certain qualified property. The legislation has multiple effective dates, with certain provisions effective in 2025 and others effective through 2027. In 2025, OBBBA resulted in a decrease in our deferred tax assets of approximately $70 million, primarily due to the immediate expensing of domestic research and development expenditures and a corresponding increase in both operating and free cash flow. The impact on our consolidated statement of income was insignificant. We continue to evaluate the optional tax elections available under OBBBA and their potential impact on our consolidated financial statements for 2026 and subsequent periods.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Years Ended December 31,
(in millions)	2025	2024
Net income	$247.1	$418.3
Interest expense, net	24.7	3.2
Income tax expense (benefit)	92.4	(118.1)
Depreciation and amortization	90.4	80.8
Stock-based compensation(1)	62.7	69.3
CEO and CFO transition(2)	9.3	—
Loss on extinguishment of debt(3)	123.9	—
Gain on derivative asset(4)	(12.5)	—
Loss on investments(5)	7.5	3.8
Adjusted EBITDA	$645.5	$457.2
(1) 2025 includes $11.7 million reversal of stock-based compensation expense associated with the departure of the Company’s former Chief Executive Officer and Chief Financial Officer.
(2) Represents severance benefits for the Company’s former Chief Executive Officer and Chief Financial Officer.
(3) Relates to the repurchase of Convertible Senior Notes.
(4) Represents the change in fair value of the derivative asset associated with the redemption of Convertible Senior Notes.
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
Adjusted EBITDA represents net income plus net interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense and other significant transactions or events, such as legal settlements, gains (losses) on investments, and loss on extinguishment of debt, which affect the period-to-period comparability of our performances, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure in assessing our performance, and we believe that it is helpful to investors and other interested parties as a measure of our comparative performance from period to period. Adjusted EBITDA is a commonly used measure in determining business value and we use it internally to report results.
Free cash flow is calculated as net cash provided by operating activities less capital expenditures. Management uses this non-GAAP measure, in addition to U.S. GAAP financial measures, to evaluate our operating results.
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
Liquidity and Capital Resources
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing, and debt service requirements for at least the next twelve months.
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each year:

	As of December 31,
(in millions)	2025	2024
Cash and cash equivalents	$716.1	$953.4
Current portion of long-term debt	$18.4	$83.8
Long-term debt, net	$930.8	$1,296.1
Total debt, net	$949.2	$1,379.8
Total stockholders’ equity	$1,515.2	$1,211.6
Debt-to-total capital ratio	39%	53%
Net debt-to-total capital ratio	9%	16%
Credit Agreement
We have a $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At December 31, 2025, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which we consider restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Senior Unsecured Notes
Our $450 million aggregate principal amount of 6.5% senior unsecured notes, due 2033, contain leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt, as well as other customary covenants, none of which we consider restrictive to our operations.
Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125.0 million of common stock through December 31, 2026 to offset dilution from stock-based compensation. During 2025, we repurchased approximately 184 thousand shares for $59.6 million under this program. In February 2026, the Board of Directors extended the authorization of this program through December 31, 2027 and approved an additional $350 million in repurchases of common stock. We plan to utilize $300 million of existing cash to repurchase shares in the first quarter of 2026.
Additional information regarding our debt and equity is provided in Notes 13 and 17 to the consolidated financial statements.

Summary of Cash Flows

	Years Ended December 31,
(in millions)	2025	2024
Cash provided by (used in):
Operating activities	$569.3	$430.2
Investing activities	(222.7)	(146.2)
Financing activities	(595.3)	(28.0)
Effect of exchange rate changes on cash and cash equivalents	11.5	(6.8)
Net (decrease) increase in cash and cash equivalents	$(237.3)	$249.2
Operating Activities
Net cash provided by operating activities of $569.3 million in 2025 was primarily attributable to net income, as adjusted for loss on extinguishment of debt, depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a $23.0 million working capital outflow. The working capital outflow was driven by a $140.2 million increase in accounts receivable and an $81.7 million increase in prepaid expenses and other assets, partially offset by a $160.2 million increase in accrued expenses and other liabilities and a $49.2 million increase in accounts payable. The increase in accounts receivable was primarily due to higher sales driven by our growing customer base. The increase in prepaid expenses and other assets was primarily driven by prepaid payroll, cloud computing costs, prepaid income taxes, and prepaid raw materials. The increase in accrued expenses and other liabilities was primarily driven by an increase in accrued compensation driven by higher incentive compensation achievement and headcount additions to support our growing business, and an increase in accrued rebates due to higher sales volume. Finally, the increase in accounts payable was driven by the timing of payments and continued growth of our business.
Investing Activities
Net cash used in investing activities was $222.7 million in 2025, compared with $146.2 million in 2024.
Capital Spending—Capital expenditures were $191.6 million and $124.9 million in 2025 and 2024, respectively. The $66.7 million increase primarily related to the investment in our third manufacturing plant in Costa Rica and the purchase of additional machinery and equipment for our Malaysia manufacturing facility to support continued business growth. We expect capital expenditures for 2026 to increase compared with 2025 as we continue to expand globally and optimize our manufacturing and supply chain operations. We expect to fund our capital expenditures using a combination of existing cash and financing.
Investments in Developed Software—Investments in developed software were $19.2 million and $9.1 million in 2025 and 2024, respectively, and primarily related to investments in projects to support our cloud-based capabilities.
Investments—In 2024, we made strategic investments in private companies in the amount of $12.2 million.
Financing Activities
Net cash used in financing activities was $595.3 million in 2025, compared with $28.0 million in 2024.
Debt Issuance and Repayments—In 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used the proceeds along with proceeds of $164.6 million from the unwinding the related capped call options to partially fund the $1,052.2 million repurchase and redemption of our Convertible Notes. In 2025, we also received proceeds of $15.5 million from the refinancing of our Term Loan B, and we repaid $99.6 million of our Term Loan B, equipment financings, and mortgage, compared with $26.3 million in 2024. In 2024, we refinanced our Term Loan B, which resulted in cash proceeds of $130.0 million, net of issuance costs, and the simultaneous repayment of $132.2 million of the Term Loan B.
Proceeds and Repayments from Secured Borrowing—During 2025, we repaid secured borrowing (net of cash advances) of $12.6 million to a third-party to whom we outsourced our insurance claim submissions process in a certain country. During 2024, we received cash advances (net of repayments) of $10.7 million from this third-party.
Finance Lease Repayments—During 2024, we made $22.7 million in finance lease repayments associated with our Malaysia manufacturing facility, including the amount associated with exercising our option to purchase the property.
Proceeds from Option Exercises—Proceeds from option exercises were $19.0 million and $8.2 million in 2025 and 2024, respectively. The $10.8 million increase was primarily driven by more options exercised during the current period and a higher average option exercise price resulting from an increase in our stock price.

Proceeds from Shares Issued Under Employee Stock Purchase Plan (“ESPP”)—Proceeds from the issuance of shares under the ESPP were $14.9 million and $11.9 million in 2025 and 2024, respectively.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $25.9 million and $7.6 million in 2025 and 2024, respectively. The $18.3 million increase was primarily driven by more RSUs vesting during the current period due to headcount additions to support the growth of the business and a higher fair market value of the restricted stock units that vested during the period.
Repurchase of Common Stock—During 2025, we paid $59.6 million to repurchase common shares to offset dilution from stock-based compensation.
Free Cash Flow
Free cash flow was $377.7 million in 2025, compared with $305.3 million in 2024. The $72.4 million increase in free cash flow primarily resulted from an increase in operating income, partially offset by an increase in capital expenditures and taxes paid.
Free cash flow is a non-GAAP measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures.”
A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

	Years Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$569.3	$430.2
Capital expenditures	(191.6)	(124.9)
Free cash flow	$377.7	$305.3
Commitments and Contingencies
Contractual Obligations—The following table summarizes our contractual obligations as of December 31, 2025:

(in millions)	Short Term	Long Term	Total
Debt obligations	$18.4	$944.0	$962.4
Interest payments(1)(2)	59.6	317.3	376.8
Purchase obligations(3)	353.1	114.1	467.2
Lease obligations(1)	5.8	67.4	73.2
Total contractual obligations	$436.9	$1,442.8	$1,879.7
(1)Interest on debt and lease obligations are projected for future periods using the interest rates in effect as of December 31, 2025. Certain of these projected interest payments may differ in the future based on changes in market interest rates. Additional information regarding our leases is provided in Note 12 to the consolidated financial statements.
(2)Excludes the impact of the interest rate swaps discussed in Note 15 to our consolidated financial statements.
(3)Purchase obligations include commitments for the purchase of components for our products, commitments related to establishing additional manufacturing capabilities, and other commitments for purchases of goods or services in the normal course of business. These commitments are derived from purchase orders, supplier contracts, and open orders based on projected demand information.
Legal Proceedings—In December 2024, a jury found that EOFlow Co., Ltd. (“EOFlow”) and several other defendants misappropriated certain of our trade secrets and awarded us $452 million in damages. The Court subsequently upheld the jury verdict and further entered a permanent worldwide injunction. In view of the scope of the permanent injunction, the Court reduced our monetary award to $59.4 million to avoid a double recovery. We have not recorded the damages awarded in our consolidated statements of income as EOFlow has appealed and EOFlow’s ability to satisfy the damages award is uncertain. Refer to Note 16 to our consolidated financial statements for additional information regarding this matter.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Pharmacy Rebates
We generally recognize revenue when control of our products is transferred to customers in an amount that reflects the net consideration we expect to receive. Our products are subject to pricing rebates under arrangements with managed care organizations, including pharmacy benefit managers, governmental payors, and third-party commercial payors, primarily in the United States. These rebates represent amounts owed pursuant to contractual agreements or legal requirements after the product is dispensed to a benefit plan participant. Provisions for these rebates, collectively referred to as pharmacy rebates, are treated as variable consideration and are recorded as a reduction to revenue using the expected value method. Although we record a rebate provision at the time of sale, the related rebate payments are generally made 30 to 90 days thereafter and, in certain cases, may extend up to one year. As a result of this timing difference, revenue recognized in a given period may include adjustments to rebate provisions recorded in prior periods. Estimates of pharmacy rebates are developed based on historical experience, sales trends, levels of inventory in the distribution channel, and contractual terms. A significant portion of our rebate provisions relate to sales of the Company’s products in the United States. United States pharmacy rebate provisions charged against gross sales amounted to $654.7 million, $452.7 million, and $367.3 million in 2025, 2024, and 2023, respectively. To the extent that actual rebate payments differ from our estimates, we revise our assumptions and record the resulting adjustments to revenue in the period in which such differences become known.
Income Taxes
Significant judgment is required in determining whether it is probable that sufficient future taxable income will be available against which a deferred tax asset can be utilized. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including cumulative income in recent fiscal years, our forecast of future taxable income exclusive of certain reversing temporary differences and significant risks and uncertainties related to our business. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal, and international pre-tax operating income, the reversal of certain temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income in applicable tax jurisdictions, which are based on our commercial experience to date and are consistent with the plans and estimates that we are using to manage our underlying business.
During 2024, we determined that it is more likely than not that we will realize substantially all of our net deferred tax assets after weighing positive and negative evidence to assess recoverability, including cumulative income (loss) position, revenue growth, current profitability, and expectations regarding future forecasted income. Accordingly, in 2024, we recorded a tax benefit of $182.5 million from the release of our valuation allowance. As of December 31, 2025, we have a valuation allowance of $30.6 million on certain U.S. state tax credits and state net operating loss carryforwards because it is more likely than not that those deferred tax assets will not be realized.
Accounting Standards Issued and Not Yet Adopted as of December 31, 2025
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expenses Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated disclosure of expenses included in certain expense captions presented in the statements of incomes as well as additional disclosures about selling expenses. We intend to adopt these new disclosure requirements beginning with our annual filing for 2027, as required. The guidance may be applied prospectively or retrospectively.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance provides a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. We intend to adopt the practical expedient prospectively beginning with our first quarterly filing for 2026, when required. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance by eliminating references to prescriptive and sequential software development stages. The guidance is effective for us beginning in the first quarter of 2028, but early adoption is permitted. The guidance may be applied prospectively, modified prospectively or retrospectively. We are currently evaluating the impact of this guidance.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance simplifies certain aspects of hedge documentation, assessment of hedge effectiveness, and ongoing application requirements. The guidance is effective for us beginning in the first quarter of 2027, but early adoption is permitted. Once adopted, the guidance is applied prospectively. We are currently evaluating the impact of this guidance.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The new guidance includes technical corrections, clarifications and other improvements to various topics in the Accounting Standards Codification to improve clarity and consistency. The guidance is effective for us beginning in the first quarter of 2027, but early adoption is permitted. The guidance may be applied prospectively or retrospectively, except for the amendment related to diluted earnings per share, which must be applied retrospectively. We are currently evaluating the impact of this guidance.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance clarifies the scope of ASC 270, Interim Reporting, and provide additional guidance on interim disclosures. The guidance is effective for us beginning in the first quarter of 2028, but early adoption is permitted. The guidance may be applied prospectively or retrospectively. We are currently evaluating the impact of this guidance.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, presentation, and disclosure of government grants received. The guidance is effective for us beginning in the first quarter of 2029, but early adoption is permitted. The guidance may be applied retrospectively, modified prospectively, or retrospectively. We are currently evaluating the impact of this guidance.
Forward-Looking Statements
This Form 10-K contains forward-looking statements relating to future events or future financial performance that are based on management’s current expectations, estimates, and projections. Words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “risk,” or “continue” or the negative of these terms or other similar words or expressions are intended to identify these forward-looking statements. Forward-looking statements are only predictions and involve risks, uncertainties, and assumptions. Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this Form 10-K, may cause actual results to differ materially from current expectations, estimates, projections, and forecasts, and from past results. You should not place undue reliance on any forward-looking statements. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
Our exposure to changes in interest rates is associated with borrowings under our Revolving Credit Facility and our Term Loan B, both of which are variable-rate debt. At December 31, 2025, no amounts were outstanding under our Revolving Credit Facility. In April 2025, we entered into interest rate swap agreements to effectively convert $460.0 million of our Term Loan B from a variable rate to a fixed rate. These interest rate swaps are intended to mitigate the exposure to fluctuations in interest rates and qualify for hedge accounting treatment as cash flow hedges. A 100 basis point increase or decrease in interest rates as of December 31, 2025 would have an insignificant impact on our annual earnings.
Foreign Currency Exchange Risk
Foreign currency risk arises from our investments in subsidiaries owned and operated in countries other than the United States. Such risk is also a result of transactions with customers in those countries. Approximately 28% of our revenue was denominated in foreign currencies for the year ended December 31, 2025. We will be increasingly exposed to foreign currency exchange risk related to our foreign operations as our business in regions outside of the United States increases. The cost of revenue related to revenue generated outside of the United States is primarily denominated in U.S. dollars; however, operating costs related to these revenues are largely denominated in the same respective currencies, thereby partially limiting our transaction risk exposure. Fluctuations in the rate of exchange between the United States dollar and foreign currencies, primarily the Euro, British pound, Malaysian ringgit and Mexican peso, could affect our financial results, including our revenues, revenue growth rates, gross margins, operating income, and net income as well as assets and liabilities.
At December 31, 2025, we have intercompany receivables and payables from our foreign subsidiaries that are denominated in their functional currencies, principally the Chinese yuan renminbi. Fluctuations from the beginning to the end of a reporting period result in the revaluation of our foreign currency-denominated intercompany receivables and payables, generating currency translation gains or losses.
Net realized and unrealized gains (losses) from foreign currency transactions are included in other income (expense), net in the consolidated statements of income and amounted to a gain of $1.8 million for the year ended December 31, 2025.

Item 8. Financial Statements and Supplementary Data
Our financial statements as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Insulet Corporation

Opinions on the financial statements and internal control over financial reporting
We have audited the accompanying consolidated balance sheets of Insulet Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
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
Variable consideration – Provision for rebates
As described further in note 2 to the consolidated financial statements, the Company provides for certain rebates for sales of its product through intermediaries. The Company estimates variable consideration related to rebates to managed care organizations, including pharmacy benefit managers, governmental payors, and third-party commercial payors, primarily in the United States when determining the transaction price at the time of sale. We identified the provision for rebates as a critical audit matter.
The principal consideration for our determination that the provision for rebates is a critical audit matter is the high degree of auditor judgment in applying procedures to evaluate the significant estimation made by management. Management's estimate is based on historical experience, sales, trends, levels of inventory in the distribution channel, and contractual terms.
Our audit procedures related to the provision for rebates included the following, among others.
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

Boston, Massachusetts
February 18, 2026

INSULET CORPORATION
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share and per share data)	2025	2024
ASSETS
Current Assets
Cash and cash equivalents	$716.1	$953.4
Accounts receivable trade, net	516.9	252.5
Accounts receivable trade, net — related party	—	113.0
Inventories	452.6	430.4
Prepaid expenses and other current assets	228.3	142.0
Total current assets	1,914.0	1,891.3
Property, plant and equipment, net	819.5	723.1
Other intangible assets, net	117.1	98.5
Goodwill	51.6	51.5
Deferred tax assets	82.4	141.8
Other assets (includes $1.0 and $10.1 at fair value)	205.8	181.5
Total assets	$3,190.4	$3,087.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$75.0	$19.8
Accrued expenses and other current liabilities	586.7	423.9
Accrued expenses and other current liabilities — related party	—	1.0
Current portion of long-term debt	18.4	83.8
Total current liabilities	680.1	528.4
Long-term debt, net	930.8	1,296.1
Other liabilities	64.4	51.7
Total liabilities	1,675.2	1,876.1
Commitments and contingencies (Note 16)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,588,192 and 70,390,816 shares issued and outstanding, respectively, at December 31, 2025; and 70,196,031 issued and outstanding, at December 31, 2024	0.1	0.1
Additional paid-in capital	1,274.9	1,184.4
Accumulated earnings	287.4	40.3
Accumulated other comprehensive income (loss)	12.5	(13.2)
Treasury stock, at cost; 197,374 and — shares	(60.4)	—
Deferred compensation	0.8	—
Total stockholders’ equity	1,515.2	1,211.6
Total liabilities and stockholders’ equity	$3,190.4	$3,087.7
See notes to consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(in millions, except share and per share data)	2025	2024	2023
Revenue	$2,196.5	$1,483.8	$1,223.4
Revenue from related party	511.6	587.8	473.7
Total revenue	2,708.1	2,071.6	1,697.1
Cost of revenue	768.2	625.9	537.2
Gross profit	1,939.9	1,445.7	1,159.9
Research and development expenses	301.1	219.6	205.0
Selling, general and administrative expenses	1,165.0	917.2	734.8
Operating income	473.8	308.9	220.1
Interest expense, net of portion capitalized (Note 8)	(59.4)	(42.7)	(36.2)
Interest income	34.7	39.5	28.6
Loss on extinguishment of debt	(123.9)	—	—
Other income (expense), net	14.3	(5.5)	2.2
Income before income taxes	339.5	300.2	214.7
Income tax (expense) benefit	(92.4)	118.1	(8.3)
Net income	$247.1	$418.3	$206.3

Earnings per share:
Basic	$3.51	$5.97	$2.96
Diluted	$3.48	$5.78	$2.94

Weighted-average number of common shares outstanding (in thousands):
Basic	70,348	70,076	69,751
Diluted	71,886	73,891	73,633
See notes to consolidated financial statements. Amounts may not add or recalculate due to rounding.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(in millions)	2025	2024	2023
Net income	$247.1	$418.3	$206.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	29.7	(7.9)	2.5
Unrealized loss on cash flow hedges	(4.1)	(13.4)	(14.1)
Unrealized loss on securities	—	—	(0.3)
Other comprehensive income (loss), net of tax	25.7	(21.2)	(11.9)
Comprehensive income	$272.8	$397.1	$194.4
See notes to consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Stockholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance, December 31, 2022	69,511	$0.1	$1,040.6	$(584.2)	$20.0	$—	$—	$476.4
Net income	—	—	—	206.2	—	—	—	206.2
Other comprehensive loss	—	—	—	—	(11.9)	—	—	(11.9)
Exercise of options to purchase common stock	249	—	16.3	—	—	—	—	16.3
Issuance of shares for employee stock purchase plan	55	—	10.6	—	—	—	—	10.6
Stock-based compensation expense	—	—	48.4	—	—	—	—	48.4
Restricted stock units vested, net of shares withheld for taxes	92	—	(13.2)	—	—	—	—	(13.2)
Balance, December 31, 2023	69,907	0.1	1,102.7	(378.0)	8.0	—	—	732.7
Net income	—	—	—	418.3	—	—	—	418.3
Other comprehensive loss, net of tax	—	—	—	—	(21.2)	—	—	(21.2)
Exercise of options to purchase common stock	127	—	8.2	—	—	—	—	8.2
Issuance of shares for employee stock purchase plan	78	—	11.9	—	—	—	—	11.9
Stock-based compensation expense	—	—	69.3	—	—	—	—	69.3
Restricted stock units vested, net of shares withheld for taxes	84	—	(7.6)	—	—	—	—	(7.6)
Balance, December 31, 2024	70,196	0.1	1,184.4	40.3	(13.2)	—	—	1,211.6
Net income	—	—	—	247.1	—	—	—	247.1
Other comprehensive income, net of tax	—	—	—	—	25.7	—	—	25.7
Exercise of options to purchase common stock	152	—	19.0	—	—	—	—	19.0
Issuance of shares for employee stock purchase plan	59	—	14.9	—	—	—	—	14.9
Stock-based compensation expense	—	—	62.7	—	—	—	—	62.7
Restricted stock units vested, net of shares withheld for taxes	167	—	(25.9)	—	—	—	—	(25.9)
Repurchase of common stock	(184)	—	—	—	—	(59.6)	—	(59.6)
Deferred compensation	—	—	—	—	—	(0.9)	0.9	—
Rabbi trust distribution	—	—	—	—	—	0.1	(0.1)	—
Conversion of Convertible Senior Notes	—	—	(144.8)	—	—	—	—	(144.8)
Settlement of capped call options	—	—	164.6	—	—	—	—	164.6
Balance, December 31, 2025	70,391	$0.1	$1,274.9	$287.4	$12.5	$(60.4)	$0.8	$1,515.2
See notes to consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$247.1	$418.3	$206.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90.4	80.8	72.8
Stock-based compensation expense	62.7	69.3	48.4
Deferred income taxes	62.2	(136.9)	0.5
Non-cash interest expense	6.2	7.3	6.7
Loss on extinguishment of debt	123.9	—	—
Gain on derivative asset	(12.5)	—	—
Provisions for credit losses	5.4	(0.2)	2.3
Loss (gain) on investments	—	3.9	(2.6)
Other	7.0	4.9	2.0
Changes in operating assets and liabilities:
Accounts receivable	(253.2)	(16.9)	(99.4)
Accounts receivable — related party	113.0	6.5	(54.8)
Inventories	(10.6)	(32.4)	(53.6)
Prepaid expenses and other assets	(81.7)	(21.9)	(42.1)
Accounts payable	49.2	2.2	(11.0)
Accrued expenses and other liabilities	161.2	53.4	73.8
Accrued expenses and other liabilities — related party	(1.0)	(7.9)	(3.5)
Net cash provided by operating activities	569.3	430.2	145.7
Cash flows from investing activities
Capital expenditures	(191.6)	(124.9)	(75.6)
Investments in developed software	(19.2)	(9.1)	(8.5)
Acquisition of other intangible assets	(8.6)	—	(25.1)
Cash paid for investments	—	(12.2)	(7.2)
Other	(3.2)	—	(3.0)
Net cash used in investing activities	(222.7)	(146.2)	(119.4)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	440.7	—	—
Proceeds from issuance of Term Loan B, net of issuance costs	15.5	130.0	—
Repayment of Term Loan B	(20.5)	(137.2)	(5.0)
Repayment of equipment financings	(18.2)	(19.0)	(19.8)
Repayment of Convertible Senior Notes	(1,052.2)	—	—
Financing lease repayments	—	(22.7)	—
Repayment of mortgage	(60.9)	(2.4)	(2.2)
Proceeds from secured borrowing (Note 5)	49.9	45.5	—
Repayment of secured borrowing (Note 5)	(62.4)	(34.8)	—
Settlement of capped call options	164.6	—	—
Repurchase of common stock	(59.6)	—	—
Proceeds from exercise of stock options	19.0	8.2	16.3
Proceeds from issuance of common stock under employee stock purchase plan	14.9	11.9	10.6
Payment of withholding taxes in connection with vesting of restricted stock units	(25.9)	(7.6)	(13.2)
Other	—	—	(0.3)
Net cash used in financing activities	(595.3)	(28.0)	(13.6)
Effect of exchange rate changes on cash and cash equivalents	11.5	(6.8)	1.8
Net (decrease) increase in cash, cash equivalents, and restricted cash	(237.3)	249.2	14.4
Cash, cash equivalents, and restricted cash, beginning of year	953.4	704.2	689.8
Cash and cash equivalents, end of year	$716.1	$953.4	$704.2
Supplemental cash flow information (Notes 12 and 22)
See notes to consolidated financial statements. Amounts may not add due to rounding.

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries. The consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts may not recalculate, and columns and rows within tables may not add due to rounding.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
Foreign Currency Translation
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using exchange rates as of the balance sheet date, while income and expenses of foreign subsidiaries are translated using the average exchange rates in effect for the related month. The net effect of these translation adjustments is reported in accumulated other comprehensive income (loss) within stockholders’ equity on the consolidated balance sheets. Net realized and unrealized gains (losses) from foreign currency transactions are included in other income (expense), net in the consolidated statements of income and were $1.8 million and $(2.3) million for the years ended December 31, 2025 and 2024, respectively. The amount of net realized and unrealized losses from foreign currency transactions for the year ended December 31, 2023 was insignificant.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents may include money market mutual funds, commercial paper, and U.S. government and agency bonds, that are carried at cost.
Certain of the Company’s subsidiaries participate in a multi-currency, notional cash pooling arrangement with a third-party bank provider to manage global liquidity requirements. Under this arrangement, cash deposited by participating subsidiaries may be in positive or negative cash positions to the extent the overall balance in the cash pool is at least zero. The net cash balance of the notional cash pooling arrangement is included within cash and cash equivalents in the consolidated balance sheets and was insignificant at both December 31, 2025 and 2024.

Investments
The Company has investments in equity securities of privately held companies, in which the Company’s interest is less than 20%, the Company does not exercise significant influence over the investee, and the investment does not have a readily determinable fair value. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investment is measured at its fair value as of the date that the observable transaction occurred with the adjustments reflected in other income (expense), net in the Company’s consolidated statements of income. Investments in equity securities are recorded within other assets on the consolidated balance sheets.
The Company also has investments in debt securities of privately held companies, which are either classified as available-for-sale securities or for which the Company has elected the fair value option. The available-for-sale securities are recorded at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheets. The other investment is a debt security that contains embedded derivatives. Unrealized gains and losses for this investment are recorded as a component of other income (expense), net in the consolidated statements of income. Investments in debt securities are recorded within other assets on the consolidated balance sheets.
The Company may also invest in marketable securities, including term deposits, commercial paper, U.S. government and agency bonds, and corporate bonds, which are classified as available-for-sale and carried at fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity on the consolidated balance sheets. Investments with a stated maturity date of more than one year from the balance sheet date and that are not expected to be used in current operations are classified as long-term investments within other assets on the consolidated balance sheets. The Company reviews investments for impairment when the fair value of an investment is less than its amortized cost. If an available-for-sale security is impaired, a credit loss is included in other income (expense), net in the consolidated statements of income and a non-credit loss is included in other comprehensive income (loss) in the consolidated statements of comprehensive income.
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

Contract Acquisition Costs
The Company incurs commission costs to obtain a contract related to new customer starts. These costs are capitalized as contract assets in other assets on the consolidated balance sheets, net of the short-term portion included in prepaid expenses and other current assets. Costs to obtain a contract are amortized to selling, general and administrative expense on a straight-line basis over the expected period of benefit, which considers future product upgrades. These costs are periodically reviewed for impairment.
Derivative Instruments
The Company is exposed to certain risks relating to its business operations. Risks that relate to interest rate exposure are managed by using interest rate swaps. The Company recognizes derivative instruments as either assets or liabilities at fair value on the consolidated balance sheets. Changes in a derivative financial instrument’s fair value are recognized in earnings unless specific hedge criteria are met, in which case changes in fair value are recognized as adjustments to other comprehensive income. The Company has designated its interest rate swap contracts as cash flow hedges. Additional information on the Company’s derivative instruments is included in Note 15 and fair values are included in Note 14.
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
Other Intangible Assets
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

Customer relationships	14 years
Internal-use software	3 to 5 years
Developed technology	5 to 15 years
Patents	8 to 15 years
Amortization expense related developed technology is generally included in cost of revenue, while amortization expense related to intangible assets that contribute to the Company’s ability to sell, market, and distribute products is included in selling, general and administrative expenses in the consolidated statement of income. The Company reviews intangible assets for impairment by comparing the fair value of the assets, estimated using an income approach, with their carrying value. If the carrying value exceeds the fair value of the intangible asset, the Company recognizes an impairment equal to the difference between the carrying value of the asset and the present value of future cash flows. The Company assesses the remaining useful life and the recoverability of intangible assets whenever events or circumstances indicate that the carrying value of an asset may not be recoverable using undiscounted cash flows.
Cloud Computing Arrangements
Cloud computing arrangements include services used to support certain internal corporate functions as well as technology platforms that support commercial initiatives. The Company capitalizes costs incurred to implement cloud computing arrangements that are service contracts and records such amounts within other current and non-current assets. These capitalized implementation costs are amortized on a straight-line basis over the expected term of the hosting arrangement, which ranges from three to ten years. Amortization expense is recorded in the same income statement line as the associated cloud operating expenses. The Company assesses the recoverability of capitalized implementation costs in accordance with the policy disclosed under Property, Plant and Equipment.
Leases
The Company determines if an arrangement includes a lease at inception. At lease commencement, the Company recognizes lease liabilities equal to the present value of the future lease payments and lease assets representing the right to use the underlying asset throughout the lease term. The Company uses an incremental borrowing rate based on the information available at lease commencement in determining the present value of lease payments, when the implicit rate is not readily determinable. The Company’s incremental borrowing rate reflects a secured rate that considers the term of the lease, the nature of the underlying asset, and the economic environment. Lease terms may include options to extend and/or terminate the lease. These options are included in the lease term when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Right-of-use assets are calculated as the initial measurement of the lease liability plus lease payments made prior to lease commencement and initial direct costs incurred, less lease incentives received. The Company excludes leases with an expected term of one year or less from recognition on the consolidated balance sheets and does not separate lease and non-lease components.

Loss Contingencies
The Company records a liability for loss contingencies on the consolidated balance sheets when a loss is considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is disclosed. Legal costs associated with loss contingencies are expensed as incurred.
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
Revenue Recognition
The Company generates most of its revenue from the sale of its Controller/PDM and Pods. We generally recognize revenue when control is transferred to our customers in an amount that reflects the net consideration to which we expect to be entitled. In determining how revenue should be recognized, a five-step process is used, which includes identifying performance obligations in the contract, determining whether the performance obligations are separate, allocating the transaction price to each separate performance obligation, estimating the amount of variable consideration to include in the transaction price, and determining the timing of revenue recognition for separate performance obligations.
•Contracts and Performance Obligations. The Company generally considers customer purchase orders, which in most cases are governed by agreements with distributors or third-party payors, to be contracts with a customer that creates an enforceable right to payment. The Company considers the obligation to transfer the Controller/PDM, the initial and subsequent quantity of Pods ordered, and product training to be separate performance obligations.
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
•Rebates. The Company is subject to pricing rebates under arrangements with managed care organizations, including pharmacy benefit managers, governmental payors, and third-party commercial payors, primarily in the United States. The Company estimates provisions for rebates primarily based on historical experience, sales trends, levels of inventory in the distribution channel, and contractual terms. The provisions for rebates are included in accrued expenses and other liabilities.
•Chargebacks. The Company participates in chargeback programs in the United States, under which pricing on products below negotiated list prices is provided to participating entities. Distributors selling to participating entities receive a chargeback equal to the difference between their acquisition cost and the lower negotiated price. The Company estimates provisions for chargebacks primarily based on historical experience on a program basis and current contract prices. Provisions for chargebacks are reflected as deductions to accounts receivable.
•Administrative fees paid to distributors. The Company pays administrative fees to certain distributors, which is generally based on a fixed percentage multiplied by either gross purchases from Insulet or gross sales of Insulet products sold by the distributor. These fees are not in exchange for a distinct good or service and therefore are recognized as a reduction of the transaction price. The Company accrues for these fees based on gross sales and contractual fee rates negotiated with the customer. The accruals for these fees are reflected as deductions to accounts receivable.
•Product Returns. The Company estimates product return provisions primarily based on historical experience by applying a historical return rate to the amounts of revenue estimated to be subject to returns. Additionally, the Company considers other specific factors such as the estimated shelf life of inventory in the distribution channel and changes to customer contract terms. The provision for returns is reflected as a deduction to accounts receivable.
•Discounts. The Company offers customers with prompt payment discounts, which reduce the transaction price if payment is received within a specified period. The Company estimates prompt payment discount accruals based on actual gross sales and contractual discount rates. The accruals for prompt payment discounts are reflected as deductions to accounts receivable.

•Other Arrangements. Other incentive or promotional arrangements may be offered to customers, including but not limited to financial assistance programs for users with commercial insurance. We record a provision for the incentive earned based on the number of estimated claims and our estimate of the cost per claim at the time of sale. The provisions for financial assistance programs are included in accrued expenses and other liabilities.
•Revenue Recognition. The Company records revenue upon transfer of control of the product to the customers, which is generally when the product is shipped or delivered and title passes to the customer. Revenue from product training is recognized in the period it is provided. The Company records deferred revenue if a customer pays consideration, or the Company has the right to invoice, before the Company transfers a good or service to a customer. Deferred revenue primarily represents product training as there is generally a lag between when the customer is billed and when the end-user receives training, as well as the obligation to provide additional Pods under certain arrangements.
The Company’s Drug Delivery product line includes sales of a modified version of the Pod to a pharmaceutical company who use the Company’s technology as a delivery method for their drugs. The product is produced pursuant to the customer’s firm purchase commitments, the Company has an enforceable right to payment for performance completed to date, and the inventory has no alternative use to the Company. Accordingly, revenue is recognized over time using a percentage-of-completion method, measured based on costs incurred to date relative to total estimated costs at completion, which results in the recognition of an associated unbilled receivable.
Related Party Transactions
During a portion of 2025, a member of the Company’s Board of Directors was married to an executive officer of one of the Company’s distributors. The terms of the distribution agreement are consistent with those prevailing at arm’s length. As of October 1, 2025, the Company's transactions with the distributor are no longer considered related party transactions.
Research and Software Development Costs
Internal research and development costs are expensed as incurred. Research and development expenses include salary and benefits, allocated overhead and occupancy costs, clinical trial and related clinical manufacturing costs, contract services, and other costs.
Costs incurred in the research, design, and development of software embedded in products to be sold to customers are charged to expense until technological feasibility of the product to be sold is established. The Company’s policy is that technological feasibility is achieved when a working model, with the key features and functions of the product, is available for customer testing. Software development costs incurred after the establishment of technological feasibility and until the product is available for general release are capitalized, provided recoverability is reasonably assured. Capitalized software development costs are amortized over their estimated useful life and recorded within cost of revenue.
Shipping and Handling Costs
The Company does not typically charge its customers for shipping and handling costs associated with shipping its product to its customers unless non-standard shipping and handling services are requested. These shipping and handling costs are included in selling, general and administrative expenses and were $22.0 million, $16.3 million, and $12.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Advertising Costs
The Company expenses advertising costs as they are incurred. Advertising costs are included in selling, general and administrative expenses and were $121.3 million, $84.3 million, and $63.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
Concentration Risk
Credit Risk—Financial instruments that subject the Company to credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company maintains most of its cash and investments in money market funds with a limited number of financial institutions that have a high investment grade credit rating. See Notes 4 and 5 for customer concentration.
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
Recently Adopted Accounting Standards
Income Taxes—The Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, during the fourth quarter of 2025, and applied the amendments prospectively. ASU 2023-09 requires additional annual income tax disclosures, including standardized categories for the effective tax rate reconciliation, disaggregation of income taxes paid, and expanded income tax-related disclosures. The required disclosures are included in Note 20.
Segment Reporting—The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures during the fourth quarter of 2024, and applied the amendments retrospectively. ASU 2023-07 requires incremental disclosures on reportable segments, primarily significant segment expenses. The required disclosures are included in Note 3.
Note 3. Segment and Geographic Data
As described in Note 1, the Company’s product offering primarily consists of the Omnipod platform and a drug delivery device based on the Omnipod platform. Operating segments are defined as components of an enterprise for which discrete financial information is available and is regularly reviewed by the chief operating decision-maker (“CODM”) in order to allocate resources and assess segment performance. The Company has determined that its Chief Executive Officer (“CEO”) is the CODM, as the CEO has ultimate responsibility for making key operating decisions, allocating resources, and evaluating the Company’s financial performance. Based on this assessment, the Company operates in one reportable segment. While the CODM evaluates performance and allocates resource primarily using consolidated operating income, net income is also provided to the CODM.
Geographic information about revenue, based on customer location, is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
U.S.	$1,953.9	$1,548.2	$1,287.0
International	754.3	523.4	410.1
Total revenue	$2,708.1	$2,071.6	$1,697.1
There were no significant segment expenses regularly provided to the CODM other than those reported in the Company's consolidated statements of income.
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

	As of December 31,
(in millions)	2025	2024
U.S.	$472.5	$475.9
Malaysia	220.0	159.1
China	74.1	78.5
Other	52.9	9.7
Property, plant and equipment, net	$819.5	$723.1

Note 4. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Years Ended December 31,
(in millions)	2025	2024	2023
U.S.	$1,919.8	$1,509.3	$1,251.0
International	754.3	523.4	410.1
Total Omnipod products	2,674.0	2,032.7	1,661.1
Drug Delivery	34.1	38.9	36.0
Total revenue	$2,708.1	$2,071.6	$1,697.1
The percentages of total revenue for customers that represent 10% or more of total revenue was as follows:

	Years Ended December 31,
	2025	2024	2023
Distributor A	27%	28%	28%
Distributor B	26%	26%	24%
Distributor C	25%	21%	19%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

	As of December 31,
(in millions)	2025	2024	2023
Accrued expenses and other current liabilities	$14.0	$12.0	$15.4
Other liabilities	1.5	2.0	1.9
Total deferred revenue	$15.5	$14.0	$17.4
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	As of December 31,
(in millions)	2025	2024	2023
Deferred revenue recognized	$8.2	$15.4	$16.0
Capitalized contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

	As of December 31,
(in millions)	2025	2024
Prepaid expenses and other current assets	$25.3	$20.1
Other assets	53.0	40.8
Total capitalized contract acquisition costs, net	$78.4	$60.9
The Company recognized $22.7 million, $18.2 million, and $16.3 million of amortization of capitalized contract acquisition costs for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 5. Accounts Receivable, Net
Accounts receivable, net were comprised of the following:

	As of December 31,
(in millions)	2025	2024	2023
Accounts receivable trade, net	$511.3	$242.8	$234.5
Unbilled receivable	5.7	9.7	5.8
Accounts receivable, net	$516.9	$252.5	$240.3

The percentages of total accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	As of December 31,
	2025	2024
Distributor A	37%	35%
Distributor B	20%	27%
Distributor C	10%	15%
The following table presents the activity in the allowance for credit losses:

	Years Ended December 31,
(in millions)	2025	2024	2023
Credit losses at beginning of year	$1.4	$2.4	$2.5
Provision for expected credit losses	0.7	(0.2)	2.3
Write-offs charged against allowance	(0.7)	(0.8)	(2.6)
Recoveries of amounts previously reserved	—	—	0.3
Foreign currency translation	0.2	—	—
Credit losses at end of year	$1.6	$1.4	$2.4
The Company outsources the insurance claim submissions process to a third-party service provider in one country in which it operates. Under this agreement, in 2025, the Company transferred certain receivables in exchange for cash in advance. If the third-party service provider was unable to collect on the transferred receivables, the third-party service provider had recourse to the Company. This arrangement was accounted for as a secured borrowing with a pledge of collateral as the transfer did not meet the criteria for sale accounting. Receivables pledged as collateral of $0.8 million and $12.2 million are included in accounts receivable on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. Liabilities associated with the secured borrowings of $0.8 million and $12.2 million are included within accrued expenses and other current liabilities in the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The classification within current liabilities is based on the expected resolution of the underlying receivables. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows.
Note 6. Inventories
Inventories were comprised of the following:

	As of December 31,
(in millions)	2025	2024
Raw materials	$194.1	$156.7
Work in process	64.6	81.2
Finished goods	193.9	192.5
Total inventories	$452.6	$430.4
Following the strategic decision to not move forward with the commercialization of Omnipod GO, a basal-only Pod for certain individuals with type 2 diabetes, the Company recorded a charge of $13.5 million related to certain inventory components that it no longer expected to utilize, which is included in cost of revenue in the consolidated statement of income for the year ended December 31, 2024.

Note 7. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

	As of December 31,
(in millions)	2025	2024
Short-term portion	$46.0	$31.7
Long-term portion	159.1	135.3
Total capitalized implementation costs	205.1	167.0
Less: accumulated amortization	(94.4)	(62.4)
Capitalized implementation costs, net	$110.7	$104.6
Amortization expense was $32.1 million, $26.8 million, and $20.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 8. Property, Plant and Equipment, Net
Property, plant and equipment at cost and accumulated depreciation were as follows:

	As of December 31,
(in millions)	2025	2024
Land	$16.4	$12.2
Building and building improvements	233.7	226.8
Machinery and equipment	787.7	672.7
Furniture and fixtures	22.7	20.8
Leasehold improvements	24.8	16.4
Construction in process	166.9	136.6
Property, plant and equipment, gross	1,252.3	1,085.5
Less: accumulated depreciation	(432.8)	(362.4)
Property, plant and equipment, net	$819.5	$723.1
Construction in process primarily consists of equipment and tooling expected to be placed into service during 2026. Capitalized interest expense was $4.2 million, $1.5 million, and $1.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation expense related to property, plant and equipment was $79.9 million, $71.0 million, and $62.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 9. Goodwill and Other Intangible Assets, Net
Goodwill
The change in the carrying amount of goodwill for the period is as follows:

	Years Ended December 31,
(in millions)	2025	2024
Goodwill at beginning of the year	$51.5	$51.7
Foreign currency translation	0.1	(0.2)
Goodwill at end of the year	$51.6	$51.5

Intangible Assets, Net
The gross carrying amount, accumulated amortization, and net book value of intangible assets at the end of each period were as follows:

	As of December 31,
	2025			2024
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(35.8)	$7.4	$43.1	$(33.5)	$9.6
Internal-use software	68.3	(14.1)	54.2	52.4	(15.6)	36.8
Developed technology	28.3	(6.9)	21.4	27.4	(4.9)	22.5
Patents	44.0	(9.9)	34.2	36.2	(6.5)	29.6
Total intangible assets	$183.8	$(66.7)	$117.1	$159.1	$(60.6)	$98.5
Amortization expense for intangible assets was $10.5 million, $9.8 million, and $10.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Amortization expense associated with the intangible assets included on the Company’s consolidated balance sheet as of December 31, 2025 is expected to be as follows:

Years Ending December 31,	(in millions)
2026	$19.2
2027	$19.0
2028	$17.9
2029	$17.2
2030	$15.9
Note 10. Investments
Equity Securities
In 2024, the Company made a strategic investment in equity securities of a privately held entity in the amount of $12.0 million. As of December 31, 2025 and 2024, the total carrying value of the Company’s investments in equity securities without readily determinable fair values was $19.1 million and $21.9 million, respectively. The Company recorded a $2.8 million impairment associated with one equity security during the year ended December 31, 2025, which is included in other income (expense), net. There was no impairment during the year ended December 31, 2024 and the impairment recorded during the year ended December 31, 2023 was insignificant. As of both December 31, 2025 and December 31, 2024 cumulative gains were insignificant.
Debt Securities
In 2023, the Company made a strategic investment in debt securities of a privately held entity in the amount of $5 million. The debt securities mature in December 2026, unless converted earlier. The amortized cost basis of the debt securities was $5.0 million at both December 31, 2025 and December 31, 2024. At December 31, 2025, the Company’s debt securities had no remaining fair value, due to a $4.7 million allowance for credit losses recorded on these securities based on liquidity concerns. The debt securities had a fair value of $4.7 million as of December 31, 2024. The amount of interest earned on the investment for the years ended December 31, 2025 and 2024 was insignificant.
In 2023, the Company made a strategic investment in a privately held entity in the amount of $2.0 million. The investment is a debt security with embedded derivatives and is accounted for by applying the fair value option, as this approach best reflects the underlying economics of the transaction. The fair value of the investment is calculated using a combination of the market approach and income approach methodologies. The investment had no fair value remaining at both December 31, 2025 and December 31, 2024. Refer to Note 14 for unrealized losses recorded.

Note 11. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

	As of December 31,
(in millions)	2025	2024
Accrued rebates	$205.5	$148.3
Employee compensation and related costs	209.2	142.9
Professional and consulting services	58.2	51.6
Other	113.9	81.2
Accrued expenses and other current liabilities	$586.7	$423.9
Product Warranty Costs
Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Product warranty liability at beginning of year	$13.9	$10.2	$62.1
Warranty expense	25.0	24.2	18.5
Change in estimate	—	(0.5)	(11.5)
Warranty fulfillment	(22.1)	(20.0)	(58.9)
Product warranty liability at end of year	$16.8	$13.9	$10.2
During the year ended December 31, 2023, the Company revised the estimated liability for the voluntary medical device correction notices (“MDCs”) issued in 2022 related to the Omnipod DASH PDM and the Omnipod 5 Controller by $11.5 million. This change in estimate primarily resulted from lower shipping costs for replacement Omnipod DASH PDMs and lower expected distribution costs for Omnipod 5 Controllers.
Note 12. Leases
As of December 31, 2025, the Company leased certain automobiles and facilities for offices, laboratories, manufacturing, and warehousing, all of which were classified as operating leases. Certain of the Company’s operating leases include escalating rental payments, some include the option to extend for up to 10 years, and some include options to terminate the leases at certain times within the lease term. In 2024, the Company exercised its option to purchase land and a manufacturing building in Malaysia for $18.1 million, which were classified as finance leases prior to the purchase.
Operating lease assets and liabilities were included in the following consolidated balance sheet accounts in the amounts shown:

	Years Ended December 31,
(in millions)	2025	2024
Operating lease asset:
Other assets	$43.7	$36.7
Operating lease liabilities:
Accrued expenses and other current liabilities	$3.0	$2.1
Other liabilities	48.9	40.0
Total operating lease liabilities	$51.9	$42.1

The Company’s operating and financing lease cost was as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost	$10.6	$7.3	$8.8
Finance lease cost:
Amortization of leased assets	—	0.7	0.4
Interest on lease liabilities	—	1.0	0.6
Total finance lease cost	—	1.7	1.0
Total operating and financing lease cost	$10.6	$9.0	$9.8
Supplemental cash flow information related to leases is as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$10.2	$8.0	$5.4
Finance lease	$—	$—	$22.3
Lease payment made for amounts included in the measurement of operating lease liabilities
Cash paid for operating leases included in operating cash flows	$6.2	$5.8	$5.7
Cash paid for finance lease included in operating cash flows	$—	$1.1	$—
Cash paid for finance lease included in financing cash flows	$—	$22.7	$—
Maturities of lease liabilities as of December 31, 2025 are as follows:

Years Ending December 31,	(in millions)
2026	$6.6
2027	8.0
2028	7.9
2029	8.1
2030	12.4
Thereafter	39.3
Total future minimum lease payments	82.3
Less: imputed interest	(30.5)
Present value of future minimum lease payments	$51.9
As of December 31, 2025, the weighted average remaining lease term for operating leases was 10.0 years and the weighted-average discount rate used to determine the operating lease liability was 7.9%.

Note 13. Debt
The components of debt consisted of the following:

		December 31, 2025		December 31, 2024
(in millions)	Maturity Date	Amount	Effective Interest Rate	Amount	Effective Interest Rate
Equipment financing	2025	$—	—%	$8.7	5.90%
Mortgage	2025	—	—%	60.9	5.74%
Convertible Senior Notes	2026	—	—%	800.0	0.76%
Equipment financing	2028	34.9	4.27% - 10.44%	40.8	4.27% - 8.87%
Revolving Credit Facility	2030	—	—%	—	—%
Term Loan B	2031	477.5	7.05%	482.5	8.68%
Senior Unsecured Notes	2033	450.0	6.84%	—
Unamortized debt discount	2025 - 2033	(3.5)		(5.4)
Debt issuance costs	2025 - 2033	(9.7)		(7.7)
Total debt, net		949.2		1,379.8
Less: current portion		18.4		83.8
Total long term-debt, net		$930.8		$1,296.1
Equipment Financings
The Company has outstanding loans secured by manufacturing lines located at the Company’s Acton, Massachusetts manufacturing facility.
Senior Secured Credit Agreement
The Company’s senior secured credit agreement (the “Credit Agreement”) includes a $500 million senior secured term loan B (the “Term Loan B”) and a senior secured revolving credit facility (“Revolving Credit Facility”). In March 2025, the Company upsized the borrowing capacity under its Revolving Credit Facility to $500 million and extended the maturity date to March 2030. In June 2025, the Company amended its Term Loan B to bear interest at a rate of Secured Overnight Financing Rate (“SOFR”) plus 2.00%. At the same time, the Company further amended its Revolving Credit Facility such that borrowings bear interest at a rate of SOFR plus an applicable margin of 1.50% to 2.00% based on the Company’s total leverage ratio.
In January 2024, the Company amended the Term Loan B to bear interest at a rate of SOFR plus 3.0%, with a 0% SOFR floor. In August 2024, the Company further amended its Term Loan B to bear interest at a rate of SOFR plus 2.5% and extended the term to August 2031.
The Term Loan B contains leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio under certain conditions when there are amounts outstanding.
Borrowings under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company and are secured by substantially all assets of the Company and of each subsidiary guarantor, subject to certain exceptions. Additionally, borrowings under the Credit Agreement are senior to all of the Company’s unsecured indebtedness.
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
Convertible Senior Notes
In 2025, the Company repurchased $419.9 million aggregate principal amount ($417.6 million net of issuance costs) of 0.375% Convertible Senior Notes due September 2026 (the “Convertible Senior Notes”) for $541.5 million in cash, which resulted in a $123.9 million loss on extinguishment. The Company subsequently paid $510.7 million to redeem the remaining Convertible Senior Notes. The difference between this cash paid and the $380.1 million aggregate principal amount ($378.4 million net of issuance costs) redeemed resulted in a $132.3 million decrease to additional paid in capital. In connection with these transactions, the Company received $164.6 million of proceeds from the settlement of capped calls options associated with the Convertible Senior Notes.

As of December 31, 2024 unamortized issuance costs associated with the Convertible Senior Notes were $5.1 million.
The components of interest expense related to the Convertible Senior Notes were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Contractual interest expense	$1.4	$3.0	$3.0
Amortization of debt issuance costs	1.2	3.0	3.0
Total interest recognized on the Convertible Senior Notes	$2.6	$6.0	$6.0
Carrying Value
The carrying value amounts of the Company’s debt were as follows:

	As of December 31,
(in millions)	2025	2024
Mortgage	$—	$60.6
Convertible Senior Notes	—	794.9
Equipment financings	34.8	49.3
Term Loan B	473.0	475.1
Senior Unsecured Notes	441.4	—
Total debt, net	$949.2	$1,379.8
Maturity of Debt
The maturity of debt as of December 31, 2025 is as follows:

Years Ending December 31,	(in millions)
2026	$18.4
2027	$19.4
2028	$12.1
2029	$5.0
2030	$5.0
Note 14. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments disclosed at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$482.3	$—	$—	$482.3
Senior Unsecured Notes(1)	469.2	—	—	469.2
Equipment financings(2)	—	—	34.8	34.8
Total	$951.4	$—	$34.8	$986.2

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$485.8	$—	$—	$485.8
Convertible Senior Notes(1)	—	1,018.9	—	1,018.9
Equipment financings(2)	—	—	49.3	49.3
Mortgage(2)	—	—	60.6	60.6
Total	$485.8	$1,018.9	$109.9	$1,614.7
(1) Fair value was determined using quoted market prices obtained from third-party pricing sources.
(2) Fair value approximates carrying value and was determined using the cost basis.

Financial Instruments Measured at Fair Value on a Recurring Basis
The following tables provide a summary of financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Cash(1)	$138.7	$—	$—	$138.7
Money market mutual funds(1)	577.4	—	—	577.4
Interest rate swaps(2)	—	1.0	—	1.0
Total assets at fair value	$716.1	$1.0	$—	$717.1

Liabilities:
Interest rate swaps(2)	$—	$0.8	$—	$0.8

	Fair Value Measurements at December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Total
Cash(1)	$133.4	$—	$—	$133.4
Money market mutual funds(1)	819.9	—	—	819.9
Interest rate swaps(2)	—	5.4	—	5.4
Debt securities(3)	—	—	4.7	4.7
Total assets at fair value	$953.3	$5.4	$4.7	$963.5
(1) Cash and cash equivalents are carried at face amounts, which approximate their fair values.
(2) Fair value represents the estimated amounts the Company would receive or pay to terminate the contracts and is determined using industry standard valuation models and market-based observable inputs, including credit risk and interest rate yield curves. The fair value of the swaps is included in other assets and other liabilities at December 31, 2025 and in prepaid expenses and other current assets at December 31, 2024.
(3) Fair value is determined using a discounted cash flow valuation model and market-based unobservable inputs, including credit spread, and risk free rate ranging from 4.0% - 4.7%.
Judgment is involved in estimating inputs, such as discount rates, used in Level 3 fair value measurements. Changes to these inputs can have a significant effect on fair value measurements and amounts that could be realized.
Below is a reconciliation of changes in fair value of debt and other investments:

(in millions)	Debt Securities	Other Investments	Total
December 31, 2023	$4.7	$3.8	$8.5
Unrealized loss included in other income (expense), net	—	(3.8)	(3.8)
December 31, 2024	4.7	—	4.7
Provision for credit loss included in selling, general and administrative expenses	(4.7)	—	(4.7)
December 31, 2025	$—	$—	$—
Note 15. Derivative Instruments
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
Gains and losses on cash flow hedges reported in accumulated other comprehensive income are reclassified into interest expense, net in the consolidated statement of income when the hedged transactions affect earnings, that is, when interest expense is recognized for the Term Loan B. As of December 31, 2025, the amount of net gains related to the interest rate swaps included in accumulated other comprehensive income estimated to be reclassified into the statement of income over the next 12 months was insignificant.

As discussed in Note 13, in 2025, the Company provided notice of redemption for the remaining $380.1 million aggregate principal amount of its outstanding Convertible Notes. The Convertible Notes were fully redeemed in August 2025 for cash based on the Company's volume-weighted average stock price over the redemption period. The election to redeem the notes in cash resulted in an embedded derivative, which required bifurcation from the host debt instrument. The embedded derivative represented the variability in the cash settlement over the redemption period and subsequent changes in fair value based on the change in stock price over the redemption period were recognized in earnings. As a result, the Company recognized a gain of $12.5 million within other income (expense), net for the year ended December 31, 2025. The corresponding derivative asset was de-recognized upon settlement of the outstanding Convertible Notes, which resulted in a $12.5 million decrease to additional paid in capital.
Note 16. Commitments and Contingencies
Legal Proceedings
On April 24, 2025, the United States District Court for the District of Massachusetts entered final judgment in favor of Insulet Corporation in its ongoing litigation against EOFlow Co., Ltd.; EOFlow, Inc.; Nephria Bio, Inc.; and EOFlow’s CEO, Jesse Kim (collectively, “Defendants”), Insulet Corp. v. EOFlow Co. Ltd. et al., 1:23-cv-11780-FDS (D. Mass.). The litigation concerned the Defendants’ misappropriation of Insulet’s proprietary trade secrets relating to the design and manufacture of the Omnipod insulin patch pump. On December 3, 2024, a unanimous jury found four trade secrets asserted by Insulet valid and misappropriated and awarded Insulet total damages of $452 million, composed of $170 million in compensatory damages and $282 million in exemplary damages. The district court’s April 24, 2025 orders upheld the jury verdict and further entered a permanent injunction against Defendants. The injunction prohibits Defendants and others subject to the order from using, possessing, selling, distributing, or seeking regulatory approval for any products that were designed, developed, or manufactured, in whole or in part, using or relying on Insulet’s trade secrets. The injunction is worldwide and took effect immediately subject to a limited exception that permits six months of continuing sales to those patients of EOFlow that existed in the Republic of Korea and the European Union as of October 2023. The permanent injunction further requires EOFlow to assign certain patent applications to Insulet, disgorge any break-up fees received from Medtronic in connection with a previously contemplated acquisition, and submit to ongoing audits to ensure compliance with the district court’s orders. In view of the scope of the permanent injunction, the Court reduced Insulet’s monetary award to $59.4 million to avoid a double recovery.
The Company has not recorded the damages awarded in the Company’s consolidated statements of income, as EOFlow has appealed and EOFlow’s ability to satisfy the damages award is uncertain. Additionally, Insulet has cross-appealed. Further, EOFlow filed a motion to the court of appeals requesting that the permanent injunction against it be stayed in its entirety during the pendency of the appeal. On July 7, 2025, the court of appeals granted a stay in part “only to the extent that the district court’s temporary stay (set to end October 24, 2025), regarding EOFlow patients in the Republic of Korea and the European Union, is extended (1) to include patients residing in the European Union who were using the relevant product(s) as of April 24, 2025, and (2) until further notice of the court.” Briefing in EOFlow’s appeal was completed on October 17, 2025, and oral argument was held before the court of appeals on January 5, 2026.
The Company is, from time to time, involved in the normal course of business in various legal proceedings, including intellectual property, contract, employment, and product liability suits. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material adverse effect on its results of operations.

Note 17. Equity
Equity Award Plan
In May 2025, the Company adopted the 2025 Stock Option and Incentive Plan (the “2025 Plan”), which replaced its previous stock option and incentive plan. The 2025 Plan provides for a maximum of 7.4 million shares to be issued, in addition to the number of shares related to awards outstanding under the 2017 and 2007 plans that are terminated by expiration, forfeiture, or cancellation. The shares can be issued as stock options, restricted stock units, stock appreciation rights, deferred stock awards, restricted stock, unrestricted stock, cash-based awards, performance share awards, or dividend equivalent rights. As of December 31, 2025, 7.3 million shares remain available for future issuance under the 2025 Plan.
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cost of revenue	$0.8	$0.7	$0.4
Research and development	12.0	9.0	11.6
Selling, general and administrative	49.8	59.6	36.4
Total	$62.6	$69.3	$48.4
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
The following summarizes the activity under the Company’s stock option plans:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2024	399,395	$155.65
Granted	131,959	$276.67
Exercised	(153,533)	$124.46		$28.4
Forfeited and canceled	(85,400)	$220.49
Outstanding at December 31, 2025	292,421	$207.66	6.9	$23.2
Vested, December 31, 2025	108,507	$153.21	3.9	$14.2
Vested or expected to vest, December 31, 2025	260,575	$202.52	6.6	$21.9
The aggregate intrinsic value of options exercised for the years ended December 31, 2024 and 2023 was $16.5 million and $52.7 million, respectively.
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

The weighted-average assumptions used in the Black-Scholes pricing model for options granted during each year, along with the weighted-average grant-date fair values, were as follows:

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.1%	4.4%	4.3%
Expected life of options (in years)	4.2	4.1	4.2
Dividend yield	—%	—%	—%
Expected stock price volatility	42.9%	46.2%	45.7%
Fair value per option	$108.51	$69.48	$115.32
As of December 31, 2025, there was $13.3 million of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of 2.7 years.
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
Activity for RSUs is as follows:

	Number	Weighted Average Fair Value
Outstanding at December 31, 2024	392,746	$196.74
Granted	232,054	$277.24
Vested	(177,303)	$207.62
Forfeited	(54,623)	$222.38
Outstanding at December 31, 2025	392,874	$235.78
The weighted-average grant-date fair value per share of RSUs granted was $171.23 and $259.86 for the years ended December 31, 2024 and 2023, respectively. The total fair value of RSUs vested was $36.8 million, $28.3 million, and $24.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, there was $63.1 million of unrecognized compensation cost related to time-based RSUs, which is expected to be recognized over a weighted-average period of 1.9 years.
Performance Stock Units
Performance stock units (“PSUs”) generally vest over a three-year period from the grant date and include both a service and performance component. Beginning in 2025, the Company added a market component to PSUs based on relative total shareholder return (total shareholder return for the Company compared with total shareholder return of a peer group). PSUs are recognized when performance conditions are probable of being achieved. Certain of these PSUs could ultimately vest at up to 250% of the target award depending on the achievement of the performance and market criteria. The Company determines the fair value of PSUs based on the closing price of its common stock on the date of grant. The Company uses the Monte Carlo model to estimate the probability of satisfying the market condition.

Activity for PSUs is as follows:

	Number	Weighted Average Fair Value
Outstanding at December 31, 2024	236,772	$205.74
Granted	119,459	$299.58
Vested	(83,216)	$239.48
Performance adjustment(1)	33,742	$272.27
Forfeited	(99,907)	$226.81
Outstanding at December 31, 2025(2)	206,850	$241.67
(1) Represents the adjustment to awards granted in 2022 for the three-year performance cycle award period ended 2024, based on the actual performance achievement of 169%. These shares vested in February 2025.
(2) Based on 200% achievement of the performance metrics, 53 thousand shares of Insulet were earned for awards that were granted in 2023 for the performance period ended December 31, 2025. These shares vest in February 2026.

The weighted-average assumptions used in the Monte Carlo model for PSUs granted were:

Risk-free interest rate	4.0%
Expected stock price volatility	41.7%
Peer group stock price volatility	46.0%
Correlation of returns	29.2%
The weighted-average grant-date fair value per share of PSUs granted was $166.86 and $276.36 for the years ended December 31, 2024 and 2023, respectively. The total fair value of PSUs vested was $19.9 million, $4.7 million, and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, there was $63.7 million of unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
The Employee Stock Purchase Plan (“ESPP”) authorizes the issuance of up to 880,000 shares of common stock to participating employees. Employees that participate in the Company’s ESPP may annually purchase up to a maximum of 800 shares per offering period or $25,000 worth of common stock by authorizing payroll deductions of up to 10% of their base salary. The purchase price for each share purchased is 85% of the lower of the fair market value of the common stock on the first or last day of the offering period. The Company issued 59,487, 78,068, and 55,439 shares of common stock for the years ended December 31, 2025, 2024, and 2023, respectively, to employees participating in the ESPP. As of December 31, 2025, 226,855 shares remain available for future issuance under the ESPP.
The Company uses the Black-Scholes pricing model to determine the fair value of shares purchased under the ESPP. The calculation of the fair value of shares purchased is affected by the stock price on the purchase date, the expected volatility of the Company’s stock over the expected term, the risk-free interest rate, and the dividend yield.
The estimated fair value of shares purchased under the ESPP were based on the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.8% - 4.3%	4.4% - 5.4%	5.3% - 5.4%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	—%	—%	—%
Expected stock price volatility	32.0% - 42.9%	34.2% - 40.9%	29.1% - 47.0%
The weighted average grant date fair value of the six-month option inherent in the ESPP was $82.86, $58.54, and $60.67, for the years ended December 31, 2025, 2024, and 2023, respectively.
As of December 31, 2025, there was $2.3 million of unrecognized compensation cost related to the ESPP. This cost is expected to be recognized over a weighted average period of 0.4 years.

Share Repurchase Program
In March 2025, the Company’s Board of Directors authorized a program to repurchase up to $125 million in common stock through December 31, 2026 to offset dilution from stock-based compensation. In February 2026, the Board of Directors extended the authorization of this program to December 31, 2027 and approved an additional $350 million in common stock repurchases through December 31, 2027.
Note 18. Accumulated Other Comprehensive Income (Loss)
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

(in millions)	Foreign Currency Translation Adjustment	Unrealized Losses on Securities	Unrealized Gains on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(16.9)	$—	$36.9	$20.0
Other comprehensive income (loss) before reclassifications	2.5	(0.3)	6.1	8.3
Amounts reclassified to net income(1)	—	—	(20.3)	(20.3)
Balance, December 31, 2023	(14.4)	(0.3)	22.8	8.0
Other comprehensive income (loss) before reclassifications	(7.9)	—	(39.4)	(47.2)
Amounts reclassified to net income(1)	—	—	26.0	26.0
Balance, December 31, 2024	(22.3)	(0.3)	9.4	(13.2)
Other comprehensive income (loss) before reclassifications	29.7	—	(24.4)	5.4
Amounts reclassified to net income(1)	—	—	20.3	20.3
Balance, December 31, 2025	$7.5	$(0.3)	$5.3	$12.5
(1) Income tax expense on cash flow hedges in other comprehensive income (loss) before reclassification for the year ended December 31, 2025 and December 31, 2024 were $1.2 million and $3.9 million, respectively. There was no tax impact for the year ended December 31, 2023. Additionally, there is no income tax impact on currency translation adjustments.
Note 19. Benefit Plans
Defined Contribution Plan
The Company maintains a tax-qualified 401(k) retirement plan in the United States. Through 2025, the Company generally made a matching contribution equal to 50% of each employee’s elective contribution to the plan up to 6% of the employee’s eligible pay. In addition, the Company offers defined contribution plans for eligible employees in its foreign subsidiaries. The total amount contributed by the Company to these defined contribution plans was $17.9 million, $13.3 million, and $12.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Deferred Compensation Plan
The Company has an unfunded, non-qualified deferred compensation plan for non-employee directors that allows participants to defer receipt of RSUs or cash compensation in the form of stock until a later date. Deferred awards are credited to a deferred stock account. The shares are held in a rabbi trust, which is classified and accounted for as equity in a manner consistent with the accounting for treasury stock. As of December 31, 2025, 3,142.5 shares were held in the trust. No shares were held in the trust as of December 31, 2024. The shares will be distributed when board service ceases.
Note 20. Income Taxes
The U.S. and foreign components of income before income taxes were as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
U.S.	$248.0	$253.9	$199.5
Foreign	91.5	46.3	15.1
Income before income taxes	$339.5	$300.2	$214.7

The provision for income taxes consists of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current
Federal	$2.9	$5.8	$—
State	1.8	6.4	3.7
Foreign	25.4	6.6	4.1
Total current tax expense	30.1	18.8	7.8
Deferred
Federal	58.9	(111.1)	0.1
State	4.8	(18.6)	—
Foreign	(1.5)	(7.2)	0.4
Total deferred tax expense (benefit)	62.3	(136.9)	0.5
Income tax expense (benefit)	$92.4	$(118.1)	$8.3
Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended December 31, 2025 are as follows:

	Year Ended December 31, 2025
(in millions)	Amount	Percent
U.S. federal statutory tax rate	$71.3	21.0%
State and local income taxes, net of federal income tax effect(1)	6.0	1.8
Foreign tax effects
United Kingdom	4.8	1.4
Other foreign jurisdictions	(0.1)	—
Effect of cross-border tax laws	—	—
Tax credits:
R&D	(14.6)	(4.3)
Foreign tax credit	(3.6)	(1.1)
Change in valuation allowance	0.5	0.1
Nontaxable or nondeductible items
Extinguishment of debt	22.8	6.7
Other nondeductible items	2.0	0.6
Other	(0.1)	—
Changes in unrecognized tax benefits	3.6	1.1
Effective tax rate	$92.4	27.2%
(1) State and local taxes in Colorado comprise the majority of this category.

Reconciliations of the U.S. federal statutory rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percent	Amount	Percent
U.S. federal statutory rate	$63.0	21.0%	$45.1	21.0%
Foreign tax rate differential	3.2	1.1	1.3	0.6
State taxes, net of federal benefit	6.9	2.3	5.2	2.4
Federal and state R&D credits	(13.2)	(4.4)	(12.6)	(5.9)
Stock-based compensation	1.4	0.5	(6.8)	(3.2)
Non-deductible officers’ compensation	1.8	0.6	2.8	1.3
Permanent items	3.2	1.1	1.6	0.7
Change in valuation allowance	(179.4)	(59.8)	(23.2)	(10.8)
Change to prior year R&D credit	(8.3)	(2.8)	(6.0)	(2.8)
Other	3.2	1.1	1.2	0.6
Effective tax rate	$(118.1)	(39.3)%	$8.3	3.9%
During the year ended December 31, 2024, following the evaluation of the positive and negative evidence including cumulative income (loss) position, revenue growth, current profitability, and expectations regarding future forecasted income, the Company released a substantial portion of its valuation allowance against deferred tax assets.
For all periods presented, no provision for income taxes has been provided on undistributed earnings of the Company’s foreign subsidiaries, except for Canada, because such earnings are indefinitely reinvested in the foreign operations. The Company has recorded a deferred tax liability for the tax costs on these earnings to the extent they cannot be repatriated in a tax-free manner. No deferred tax liability has been recorded related to the repatriation of $127.2 million in earnings that are indefinitely reinvested. Events that could trigger a tax liability include, but are not limited to, distributions, reorganizations or restructurings, and/or tax law changes. Determining the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings is not practicable due to complexities associated with the hypothetical calculation.
The Company files federal, state, and foreign tax returns, which are subject to examination by the relevant tax authorities. The U.S. Internal Revenue Service is currently examining the Company’s U.S. federal income tax return for 2023. The Company’s U.S. federal and state tax returns are currently open to examination for tax years 2022 and 2024. In addition, the Company’s U.S. net operating loss carryforwards from 2001 and forward may be subject to examination in the periods that they are utilized.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Years Ended December 31,
(in millions)	2025	2024	2023
Unrecognized tax benefits at beginning of year	$12.8	$5.0	$—
Additions related to current period tax positions	3.8	2.7	2.4
Additions related to prior period tax positions	0.1	5.1	2.6
Unrecognized tax benefits at end of year	$16.7	$12.8	$5.0
As of December 31, 2025, 2024, and 2023, the Company had unrecognized tax benefits that would impact the effective tax rate if recognized of $16.7 million, $12.8 million, and $5.0 million, respectively. No interest and penalties were recognized related to uncertain tax positions for the years ended December 31, 2025, 2024, and 2023, respectively, and no interest or penalties were accrued as of December 31, 2025 and 2024, respectively.

Income taxes paid by jurisdiction for the year ended December 31, 2025 were as follows:

(in millions)
U.S. federal	$14.7
U.S. state and local
Colorado	2.2
Other	3.8
Foreign
United Kingdom	11.9
Other	5.8
Total income taxes paid	$38.5

The components of the net deferred tax asset were as follows:

	As of December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$19.6	$23.4
Tax credits	69.8	56.7
Capitalized research and development expenditures	15.7	78.8
Accrued expenses	39.0	34.5
Inventory capitalization	8.2	8.2
Intangible assets	6.9	6.4
Incentive compensation	21.3	14.7
Stock-based compensation	12.2	10.2
Other	7.5	11.3
Total deferred tax assets	200.2	244.0
Deferred tax liabilities:
Prepaid assets	(12.0)	(9.3)
Property, plant and equipment	(56.7)	(47.5)
Capitalized contract acquisition costs	(17.4)	(13.1)
Other	(2.0)	(8.6)
Total deferred tax liabilities	(88.1)	(78.4)
Net deferred tax asset before valuation allowance	112.1	165.6
Valuation allowance	(30.6)	(23.9)
Net deferred tax asset	$81.6	$141.7
During the year ended December 31, 2025, the Company recognized a $69.2 million decrease in deferred tax assets associated with the One Big Beautiful Bill Act primarily resulting from the immediate expensing of domestic capitalized research and development expenditures. The $6.7 million increase in the valuation allowance for the year ended December 31, 2025 was primarily due to an increase in state research and development credits.
As of December 31, 2025, the Company’s net operating loss carryforwards were as follows:

(in millions)	Expiration Period	Net Operating Loss Carryforwards
U.S. federal	2032 - 2037	$40.2
State	2026 - 2042	$196.4
Foreign	Indefinite	$1.5

As of December 31, 2025, the Company’s tax credit carryforwards were as follows:

(in millions)	Expiration Period	Tax Credit Carryforwards
U.S. federal	2026 - 2045	$54.1
State	2026 - 2045	$39.6
The Company's net operating loss and tax credit carryforwards may be subject to limitations as a result of changes in the ownership of the Company's stock.
Note 21. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Years Ended December 31,
(in millions, except share and per share data)	2025	2024	2023
Net income	$247.1	$418.3	$206.3
Add back interest expense, net of tax attributable to assumed conversion of Convertible Senior Notes	3.0	9.1	10.4
Net income, diluted	$250.1	$427.4	$216.8

Weighted average number of common shares outstanding, basic (in thousands)	70,348	70,076	69,751
Convertible Senior Notes	1,234	3,528	3,528
Stock options	100	150	286
Restricted stock units	204	136	68
Weighted average number of common shares outstanding, diluted (in thousands)	71,886	73,891	73,633

Earnings per share
Basic	$3.51	$5.97	$2.96
Diluted	$3.48	$5.78	$2.94
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock units	425	464	322
Stock options	129	209	163
Total	554	673	485
Note 22. Supplemental Cash Flow Information

	Years Ended December 31,
(in millions)	2025	2024	2023
Cash paid for interest, net of amount capitalized	$50.8	$47.1	$49.9
Cash paid for taxes	$38.5	$20.6	$8.1
Purchases of property and equipment included in accounts payable and accrued expenses	$6.9	$3.2	$7.1
Purchases of property, plant and equipment included in long-term debt	$3.5	$7.1	$12.9

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The following table sets forth activities in the Company’s valuation allowance accounts:

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Other	Deductions	Balance at End of Year
(in millions)
Year Ended December 31, 2025
Reserve for rebates, chargebacks and wholesaler fees	$171.7	$847.6	$—	$(786.5)	$232.8
Deferred tax valuation allowance	$23.9	$6.7	$—	$—	$30.6
Reserve for inventory excess and obsolescence	$24.3	$6.9	$—	$(6.7)	$24.5
Year Ended December 31, 2024
Reserve for rebates, chargebacks and wholesaler fees	$157.7	$587.8	$—	$(573.8)	$171.7
Deferred tax valuation allowance	$202.9	$5.1	$—	$(184.2)	$23.9
Reserve for inventory excess and obsolescence	$9.8	$20.4	$—	$(5.9)	$24.3
Year Ended December 31, 2023
Reserve for rebates, chargebacks and wholesaler fees	$77.3	$465.5	$—	$(385.1)	$157.7
Deferred tax valuation allowance	$222.8	$73.5	$3.6	$(97.1)	$202.9
Reserve for inventory excess and obsolescence	$5.5	$5.9	$—	$(1.5)	$9.8

Item 9. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO”) in Internal Control — Integrated Framework (the COSO criteria). Based on our assessment, we believe that our internal controls over financial reporting were effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm. Their report is included in Item 8 of this Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
(a) Compensatory Arrangements of Certain Officers
Approval of revised forms of Equity Agreements. On February 12, 2026, the Talent and Compensation Committee (the “Committee”) of our Board granted equity to executive officers pursuant to revised forms of Non-Qualified Stock Option Agreements (the “Stock Option Agreement”), Restricted Stock Unit Agreements (the “RSU Agreement”) and Performance Stock Unit Agreements (the “PSU Agreement”) for fiscal 2026 (the Stock Option Agreement, the RSU Agreement, and the PSU Agreement, collectively the “Equity Agreements”). The Equity Agreements reflect a clarification to the definition of “for Cause” termination, expand eligibility for prorated vesting on retirement if certain age and service requirements are met, augment the language relating to compensation recoupment, extend the option exercise period for certain terminations “without Cause”, and make additional clarifying language changes, as set forth in the agreements.
The above description of the Stock Option Agreement, the RSU Agreement, and the PSU Agreement do not purport to be complete and are qualified in their entirety by reference to the agreements attached to this report as Exhibit 10.23, 10.24, and 10.25, respectively, and incorporated herein by reference.
(b) Rule 10b5-1 Plans
During the fourth quarter of 2025, no director or executive officer adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item will be set forth in our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	292,421	$207.66	7,276,489	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	292,421	$207.66	7,276,489
(1) Includes our 2025, 2017 and 2007 plans. Outstanding restricted stock units convert to common stock without the payment of consideration. As of December 31, 2025, 599,596 restricted stock units were outstanding. The weighted-average exercise price of outstanding options as of such date issued under these Plans (excluding restricted stock units) was $207.66. For more information relating to our equity compensation plans, see Note 17 to our consolidated financial statements.
(2) The shares available for future issuance are under our 2025 Plan, which includes shares related to awards outstanding under the 2017 and 2007 plans that are terminated by expiration, forfeiture, or cancellation.
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

10.10*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 22, 2023)

10.11*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed February 22, 2023)

10.12*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 1, 2024)

10.13*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed March 1, 2024)

10.14*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed March 1, 2024)

10.15*
Form of Insulet Corporation 2017 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 20, 2025)

10.16*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed February 20, 2025)

10.17*	Form of Insulet Corporation 2017 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed February 20, 2025)

10.18*	Insulet Corporation 2025 Stock Option and Incentive Plan (Incorporated by reference to Exhibit 99.1 to our Registration Statement on Form S-8 filed on May 22, 2025)

10.19*	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed May 28, 2025)

10.20*	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed May 28, 2025)

10.21*	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Performance Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed May 28, 2025)

10.22*
Form of Insulet Corporation 2025 Stock Option and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed May 28, 2025)

10.23*#	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Non-Qualified Stock Option Agreement

10.24*#	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Restricted Stock Unit Agreement

10.25*#	Form of Insulet Corporation 2025 Stock Option and Incentive Plan Performance Stock Unit Agreement

10.26*	Amended and Restated Annual Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 17, 2025)

10.27*	Amended and Restated Executive Severance Plan (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 28, 2025)

10.28*	Insulet Corporation Employee Stock Purchase Plan (Amended and Restated February 27, 2019) (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 30, 2019)

10.29*	Insulet Corporation Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, filed on November 2, 2023)

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

10.32
Credit Agreement, dated as of May 4, 2021, by and among Insulet Corporation, the lenders and other parties party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed May 5, 2021).

10.33
Incremental Amendment to Credit Agreement, dated June 15, 2022, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 16, 2022)

10.34
Second Amendment to Credit Agreement, dated November 30, 2022, between Insulet Corporation and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 1, 2022)

10.35
Third Amendment to Credit Agreement, dated November 30, 2022, between Insulet Corporation, Insulet MA Securities Corporation, the lenders and other parties thereto and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed December 1, 2022)

10.36
Fourth Amendment to Credit Agreement, dated June 9, 2023, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 9, 2023)

10.37
Fifth Amendment to Credit Agreement, dated January 24, 2024, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 25, 2024)

10.38
Sixth Amendment to Credit Agreement, dated August 2, 2024, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 5, 2024)

10.39
Seventh Amendment to Credit Agreement, dated March 20, 2025, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, swingline lender, and letter of credit issuer, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 21, 2025)

10.40
Eighth Amendment to Credit Agreement, dated June 6, 2025, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2025)

10.41	Form of Unwind Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2025)

10.42
Purchase and Sale Agreement by and between 100 Nagog Park Limited Partnership and Insulet Corporation, dated December 16, 2016 (Incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed December 20, 2016 (Items 1.01 and 9.01)

10.43+
Supply Agreement, dated November 21, 2013, between Amgen and Insulet Corporation, as amended by Amendment No. 1 through Amendment No. 14 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed February 28, 2017)

10.44++
Amendment Number 15 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation, dated July 12, 2017 (Incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.45+
Amendment No. 16, entered into effective as of August 15, 2018, to Supply Agreement, dated November 21, 2013, between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, filed November 1, 2018)

10.46++
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

10.50+
Amendment Number 21, dated as of June 1, 2023 to the Supply Agreement by and between Amgen Inc. and Insulet Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 7, 2023)

10.51#++	Amended and Restated Materials Supplier Agreement between Insulet Corporation and Sanmina Corporation, effective November 14, 2025

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

10.55#++	Amendment No. 1. dated as of January 5, 2026 to the Commercialization Agreement by and between Insulet Corporation and DexCom, Inc, dated November 21, 2019

10.56++
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

10.58++
Amendment No. 1 to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care, Inc., dated January 5, 2022 (Incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 23, 2024).

10.59++
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

10.61++
Amendment No. 4, dated as of June 27, 2024, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021 (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, filed August 9, 2024).

10.62#++
Amendment No. 5, dated as of December 19, 2024, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021

10.63#++
Amendment No. 6, dated as of June 12, 2025, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021

10.64#++
Amendment No. 7, dated as of October 28, 2025, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021

10.65#++
Amendment No. 8, dated as of December 15, 2025, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021

10.66++
Purchase Agreement by and between Insulet Corporation and NXP USA, Inc., dated October 12, 2017 (Incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 23, 2024).

10.67++
Amendment, dated November 30, 2019, to the Purchase Agreement dated October 12, 2017 by and between Insulet Corporation and NXP USA, Inc (Incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 23, 2024).

10.68++
Addendum, dated as of May 15, 2024, to the Purchase Agreement by and between Insulet Corporation and NXP USA, Inc., dated October 12, 2017 (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 20, 2024).

10.69++
Addendum, effective January 1, 2026, to the Purchase Agreement by and between Insulet Corporation and NXP USA, Inc., dated October 12, 2017 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed February 3, 2026).

10.70+
Master Equipment and Services Agreement between Insulet Corporation and ATS Automated Tooling Systems Inc., dated August 31, 2016 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed November 4, 2016)

10.71++
First Amendment to the Master Equipment and Services Agreement originally dated August 31, 2016 between lnsulet Corporation and ATS Automation Tooling Systems Inc., dated 31 August 2021 (Incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.72++
Second Amendment to the Master Equipment and Services Agreement originally dated August 31, 2016 between lnsulet Corporation and ATS Automation Tooling Systems Inc., dated 31 August 2022 (Incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed February 24, 2023)

10.73#++	Third Amendment to Master Equipment and Services Agreement originally dated August 31, 2016 between Insulet Corporation and ATS Automation Tooling Systems Inc., dated August 31, 2024

10.74++
Patent Assignment and License Agreement, dated February 9, 2023, between Insulet Corporation, Bigfoot Biomedical, Inc. and Patients Pending, Ltd. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed February 14, 2023)

10.75*
Offer Letter between Ana Maria Chadwick and Insulet Corporation dated March 4, 2024 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, filed May 10, 2024)

10.76*
Consulting Services Agreement by and between Insulet Corporation and Mark Field, effective March 14, 2025 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed April 9, 2025)

10.77*	Offer Letter between Ashley McEvoy and Insulet Corporation, dated April 28, 2025 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 28, 2025)
10.78*	Separation Agreement between James R. Hollingshead and Insulet Corporation, dated April 28, 2025 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 28, 2025)

10.79*	Offer Letter between Lisa Blair Davis and Insulet Corporation, dated June 27, 2025

10.80	Form of Unwind Agreement (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed June 9, 2025)

10.81*
Offer Letter between Flavia H. Pease and Insulet Corporation, dated September 11, 2025 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2025)

10.82*#	Separation Agreement between Insulet Corporation and Daniel Manea, dated August 6, 2025

19.1#	Insulet Corporation Amended and Restated Insider Trading Policy

21.1#	Subsidiaries of the Registrant

23.1#	Consent of Independent Registered Public Accounting Firm (Grant Thornton LLP)

24.1#	Power of Attorney (included on signature page)

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer

97.1	Insulet Corporation Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed February 23, 2024).

101
The following materials from Insulet Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows

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

INSULET CORPORATION (Registrant)

February 18, 2026	/s/ Ashley A. McEvoy
Ashley A. McEvoy
Chief Executive Officer (Principal Executive Officer)

February 18, 2026	/s/ Flavia H. Pease
Flavia H. Pease
Chief Financial Officer, Executive Vice President (Principal Financial Officer)

POWER OF ATTORNEY AND SIGNATURES
We, the undersigned officers and directors of Insulet Corporation, hereby severally constitute and appoint Ashley McEvoy and Flavia H. Pease, and each of them singly, our true and lawful attorneys, with full power to them and each of them singly, to sign for us in our names in the capacities indicated below, on all amendments to this Report, and generally to do all things in our names and on our behalf in such capacities to enable Insulet Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on February 18, 2026.

Signature	Title
/s/ Ashley A. McEvoy	Chief Executive Officer and Director
Ashley A. McEvoy	(Principal Executive Officer)

/s/ Flavia H. Pease	Chief Financial Officer, Executive Vice President
Flavia H. Pease	(Principal Financial Officer)

/s/ Luciana Borio, M.D.
Luciana Borio, M.D.	Director

/s/ Wayne A.I. Frederick, M.D.
Wayne A.I. Frederick, M.D.	Director

/s/ Jessica Hopfield
Jessica Hopfield	Director

/s/ Michael R. Minogue
Michael R. Minogue	Director

/s/ Robert L. Huffines
Robert L. Huffines	Director

/s/ Timothy J. Scannell
Timothy J. Scannell	Director

/s/ Timothy C. Stonesifer
Timothy C. Stonesifer	Director

/s/ Elizabeth H. Weatherman
Elizabeth H. Weatherman	Director