Form 10-Q
period 2026-03-31
INSULET CORP
filed 2026-05-06
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of April 29, 2026, the registrant had 69,264,674 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$480.4	$716.1
Accounts receivable trade, net	544.7	516.9
Inventories	462.5	452.6
Prepaid expenses and other current assets	221.9	228.3
Total current assets	1,709.5	1,914.0
Property, plant and equipment, net	830.4	819.5
Other intangible assets, net	115.2	117.1
Goodwill	51.6	51.6
Other assets	280.6	288.2
Total assets	$2,987.2	$3,190.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$149.8	$75.0
Accrued expenses and other current liabilities	519.0	586.7
Current portion of long-term debt	18.6	18.4
Total current liabilities	687.5	680.1
Long-term debt, net	929.5	930.8
Other liabilities	67.7	64.4
Total liabilities	1,684.6	1,675.2
Commitments and contingencies (note 11)
Stockholders’ Equity
Preferred stock, $.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 100,000,000 authorized; 70,711,632 and 70,588,192 issued	0.1	0.1
Additional paid-in capital	1,280.8	1,274.9
Accumulated earnings	378.5	287.4
Accumulated other comprehensive income	5.6	12.5
Treasury stock, at cost; 1,447,918 and 197,374 shares	(363.3)	(60.4)
Deferred compensation	0.9	0.8
Total stockholders’ equity	1,302.6	1,515.2
Total liabilities and stockholders’ equity	$2,987.2	$3,190.4
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions, except share and per share data)	2026	2025
Revenue	$761.7	$420.5
Revenue from related party	—	148.5
Total revenue	761.7	569.0
Cost of revenue	232.7	159.9
Gross profit	529.1	409.0
Research and development expenses	89.7	59.6
Selling, general and administrative expenses	317.2	260.7
Operating income	122.1	88.8
Interest expense	(14.7)	(9.2)
Interest income	4.9	10.3
Loss on extinguishment of debt	—	(39.5)
Other income (expense), net	0.7	(2.2)
Income before income taxes	113.0	48.2
Income tax expense	(21.9)	(12.7)
Net income	$91.1	$35.4

Earnings per share:
Basic	$1.30	$0.50
Diluted	$1.30	$0.50
Weighted-average number of common shares outstanding (in thousands):
Basic	69,986	70,272
Diluted	70,202	74,111
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$91.1	$35.4
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6.6)	10.3
Unrealized loss on cash flow hedges, net of tax	(0.3)	(3.1)
Other comprehensive (loss) income, net of tax	(6.9)	7.2
Comprehensive income	$84.2	$42.6

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

Three Months Ended March 31, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2025	70,391	$0.1	$1,274.9	$287.4	$12.5	$(60.4)	$0.8	$1,515.2
Net income	—	—	—	91.1	—	—	—	91.1
Other comprehensive loss, net of tax	—	—	—	—	(6.9)	—	—	(6.9)
Exercise of options to purchase common stock	5	—	0.4	—	—	—	—	0.4
Stock-based compensation expense	—	—	21.3	—	—	—	—	21.3
Restricted stock units vested, net of shares withheld for taxes	118	—	(15.7)	—	—	—	—	(15.7)
Repurchase of common stock, including excise tax	(1,251)	—	—	—	—	(302.7)	—	(302.7)
Deferred compensation	—	—	—	—	—	(0.1)	0.1	—
Balance at March 31, 2026	69,264	$0.1	$1,280.8	$378.5	$5.6	$(363.3)	$0.9	$1,302.6

Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(dollars in millions)	Shares (in thousands)	Amount
Balance at December 31, 2024	70,196	$0.1	$1,184.4	$40.3	$(13.2)	$—	$—	$1,211.6
Net income	—	—	—	35.4	—	—	—	35.4
Other comprehensive income, net of tax	—	—	—	—	7.2	—	—	7.2
Exercise of options to purchase common stock	38	—	2.5	—	—	—	—	2.5
Stock-based compensation expense	—	—	18.2	—	—	—	—	18.2
Restricted stock units vested, net of shares withheld for taxes	128	—	(21.2)	—	—	—	—	(21.2)
Deferred compensation	—	—	—	—	—	(0.2)	0.2	—
Settlement of capped call options	—	—	77.0	—	—	—	—	77.0
Balance at March 31, 2025	70,362	$0.1	$1,260.9	$75.7	$(6.0)	$(0.2)	$0.2	$1,330.6

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in millions)	2026	2025
Cash flows from operating activities
Net income	$91.1	$35.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26.2	21.7
Stock-based compensation expense	21.3	18.2
Non-cash interest expense	0.7	2.5
Loss on extinguishment of debt	—	39.5
Deferred income taxes	7.0	3.0
Provisions for credit losses	0.3	4.7
Other	(0.4)	3.8
Changes in operating assets and liabilities:
Accounts receivable	(30.6)	(27.2)
Accounts receivable — related party	—	(6.2)
Inventories	(11.5)	(6.6)
Prepaid expenses and other assets	7.6	(12.8)
Accounts payable	71.4	36.5
Accrued expenses and other liabilities	(69.3)	(48.6)
Net cash provided by operating activities	113.8	63.8
Cash flows from investing activities
Capital expenditures	(24.3)	(12.3)
Investments in developed software	(3.5)	(3.4)
Net cash used in investing activities	(27.7)	(15.6)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	440.7
Repayment of convertible debt	—	(163.9)
Settlement of capped call options	—	23.1
Repayment of other debt	(4.5)	(5.3)
Proceeds from secured borrowing (note 3)	—	15.4
Repayment of secured borrowing (note 3)	—	(13.4)
Repurchase of common stock	(300.0)	—
Proceeds from exercise of stock options	0.4	2.5
Payment of withholding taxes in connection with vesting of restricted stock units	(15.7)	(21.2)
Net cash (used in) provided by financing activities	(319.9)	277.7
Effect of exchange rate changes on cash and cash equivalents	(1.9)	3.8
Net (decrease) increase in cash and cash equivalents	(235.7)	329.7
Cash and cash equivalents at beginning of period	716.1	953.4
Cash and cash equivalents at end of period	$480.4	$1,283.1
Supplemental noncash information:
Purchases of property and equipment included in accounts payable and accrued expenses	$10.1	$3.5
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited condensed financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other subsequent interim period. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts may not recalculate and columns and rows within tables may not add due to rounding.
The year-end balance sheet data was derived from the audited consolidated financial statements. These unaudited condensed financial statements do not include all of the annual disclosures required by GAAP; accordingly, they should be read in conjunction with the Company’s audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Related Party Transactions
During a portion of 2025, a member of the Company’s Board of Directors was married to an executive officer of one of the Company’s distributors. The terms of the distribution agreement are consistent with those prevailing at arm’s length. As of October 1, 2025, the Company’s transactions with the distributor were no longer considered related party transactions.
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
Recently Adopted Accounting Standards
The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, during the first quarter of 2026. This ASU allows companies to elect a practical expedient to simplify the measurement of credit losses for certain receivables and contract assets. The Company elected to apply the practical expedient prospectively. The adoption of this ASU had no impact on the Company’s consolidated financial statements.
Accounting Standards Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated disclosure of expenses included in certain expense captions presented in the statements of income as well as additional disclosures about selling expenses. The Company intends to adopt these new disclosure requirements beginning with our annual filing for 2027, as required. The guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this guidance.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance by eliminating references to prescriptive and sequential software development stages. The guidance is effective for the Company beginning in the first quarter of 2028. Early adoption is permitted. The guidance may be applied prospectively, modified prospectively, or retrospectively. The Company is currently evaluating the impact of this guidance.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance simplifies certain aspects of hedge documentation, assessment of hedge effectiveness, and ongoing application requirements. The guidance is effective for the Company beginning in the first quarter of 2027, but early adoption is permitted. Once adopted, the guidance is applied prospectively. The Company is currently evaluating the impact of this guidance.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance on the recognition, measurement, presentation, and disclosure of government grants received. The guidance is effective for the Company beginning in the first quarter of 2029, but early adoption is permitted. The guidance may be applied prospectively, modified prospectively, or retrospectively. The Company is currently evaluating the impact of this guidance.
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended March 31,
(in millions)	2026	2025
U.S.	$515.6	$401.7
International	242.9	152.3
Total Omnipod products	758.4	554.0
Drug Delivery	3.3	14.9
Total revenue	$761.7	$569.0
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended March 31,
	2026	2025
Distributor A	21%	25%
Distributor B	25%	24%
Distributor C	19%	23%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	March 31, 2026	December 31, 2025
Accrued expenses and other current liabilities	$12.1	$14.0
Other liabilities	1.8	1.5
Total deferred revenue	$14.0	$15.5
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Deferred revenue recognized	$6.4	$5.6
Contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	March 31, 2026	December 31, 2025
Prepaid expenses and other current assets	$25.4	$25.3
Other assets	51.7	53.0
Total capitalized contract acquisition costs, net	$77.1	$78.4

The Company recognized $6.3 million and $5.1 million of amortization of capitalized contract acquisition costs during the three months ended March 31, 2026 and 2025, respectively.
Note 3. Accounts Receivable, Net
Accounts receivable, net were comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Accounts receivable trade, net	$542.1	$511.3
Unbilled receivable	2.5	5.7
Accounts receivable, net	$544.7	$516.9
The percentages of accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	March 31, 2026	December 31, 2025
Distributor A	28%	37%
Distributor B	26%	20%
Distributor C	12%	10%
The Company outsourced the insurance claim submissions process to a third-party service provider in one country in which it operates. Under this agreement, in 2025, the Company transferred certain receivables in exchange for cash in advance. If the third-party service provider was unable to collect on the transferred receivables, the third-party service provider had recourse to the Company. This arrangement was accounted for as a secured borrowing with a pledge of collateral as the transfer did not meet the criteria for sale accounting. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows.
Note 4. Inventories
Inventories were comprised of the following:

(in millions)	March 31, 2026	December 31, 2025
Raw materials	$212.6	$194.1
Work in process	77.9	64.6
Finished goods	172.0	193.9
Total inventories	$462.5	$452.6
Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	March 31, 2026	December 31, 2025
Short-term portion	$46.4	$46.0
Long-term portion	174.3	159.1
Total capitalized implementation costs	220.7	205.1
Less: accumulated amortization	(105.9)	(94.4)
Capitalized implementation costs, net	$114.8	$110.7
Amortization expense was $11.5 million and $7.6 million for the three months ended March 31, 2026 and 2025, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.6 million at both March 31, 2026 and December 31, 2025.

The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	March 31, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.2	$(36.3)	$6.9	$43.2	$(35.8)	$7.4
Internal-use software	71.4	(17.1)	54.3	68.3	(14.1)	54.2
Developed technology	28.3	(7.4)	20.8	28.3	(6.9)	21.4
Patents	44.0	(10.8)	33.2	44.0	(9.9)	34.2
Total intangible assets	$186.8	$(71.7)	$115.2	$183.8	$(66.7)	$117.1
Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	March 31, 2026	December 31, 2025
Accrued rebates	$211.3	$205.5
Employee compensation and related costs	115.0	209.2
Professional and consulting services	57.6	58.2
Other	135.1	113.9
Accrued expenses and other current liabilities	$519.0	$586.7
Product Warranty Costs
The Company provides a four-year warranty on its Controllers and Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on Controllers and PDMs sold in Canada and may replace Pods that do not function in accordance with product specifications. The Company estimates its warranty obligation at the time the product is shipped based on historical experience and the estimated cost to service the claims. Costs to service claims include current product costs, reclaim costs, shipping and handling costs, and direct and incremental distribution and customer service support costs. Since the Company continues to introduce new products and versions, the anticipated performance of the product over the warranty period is also considered in estimating warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of income.
Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Product warranty liability at beginning of period	$16.8	$13.9
Warranty expense	14.2	7.6
Warranty fulfillment	(6.2)	(5.4)
Product warranty liability at the end of period	$24.7	$16.1
During the three months ended March 31, 2026, the Company issued a voluntary medical device correction for specific lots of Omnipod 5 Pods after identifying that certain Pods may have a tear in their internal tubing that delivers insulin. The Company accrued an estimated liability of $11.7 million related to this issue during the three months ended March 31, 2026, the majority of which represents product, reclaim, shipping and handling and customer service support costs.

Note 8. Debt
The components of debt consisted of the following:

		March 31, 2026	December 31, 2025
(in millions)	Maturity Date	Amount	Amount
Equipment financings	2028	31.6	34.9
Costa Rica plant financing	2028	3.0	—
Revolving Credit Facility	2030	—	—
Term Loan B	2031	476.3	477.5
Senior Unsecured Notes	2033	450.0	450.0
Unamortized debt discount		(3.5)	(3.5)
Debt issuance costs		(9.3)	(9.7)
Total debt, net		948.1	949.2
Less: current portion		18.6	18.4
Total long-term debt, net		$929.5	$930.8
Costa Rica Plant Financing
In 2025, the Company entered an agreement for the construction and future purchase of a manufacturing plant in Costa Rica, which includes a finance lease for the land recorded in long-term debt. The construction of the manufacturing plant is a build-to-suit arrangement, which does not qualify as a sale-leaseback. Accordingly, the Company is considered the accounting owner of the facility during construction. Costs financed by the seller are recorded as construction-in-process with a corresponding obligation recorded within long-term debt. In April 2026, the Company entered an agreement to guarantee the seller’s loan used to finance construction of the manufacturing plant. The guarantee covers amounts drawn and outstanding under the loan, subject to a maximum exposure of $97 million.
Senior Unsecured Notes
In March 2025, the Company issued an aggregate principal amount of $450 million of 6.5% senior unsecured notes due in April 2033. The net proceeds of $440.7 million were used to repurchase a portion of the Convertible Senior Notes.
Convertible Senior Notes
During the three months ended March 31, 2025, the Company repurchased $125.2 million in principal ($124.5 million net of issuance costs) of its 0.375% Convertible Senior Notes for $162.5 million in cash. The debt repurchase resulted in a $39.5 million loss on extinguishment, including transaction costs. Additionally, the Company received $23.1 million of proceeds from the settlement of a portion of the capped calls options associated with the repurchase of the Convertible Senior Notes.
Note 9. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$479.8	$—	$—	$479.8
Senior Unsecured Notes(1)	459.3	—	—	459.3
Equipment financings(2)	—	—	31.5	31.5
Costa Rica plant financing(2)	—	—	3.0	3.0
Total	$939.1	$—	$34.5	$973.6

	Fair Value Measurements at December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$482.3	$—	$—	$482.3
Senior Unsecured Notes(1)	469.2	—	—	469.2
Equipment financings(2)	—	—	34.8	34.8
Total	$951.4	$—	$34.8	$986.2
(1) Fair value was determined using quoted market prices obtained from third-party pricing sources.
(2) Fair value approximates carrying value and was determined using the cost basis.
Financial Instruments Measured at Fair Value on a Recurring Basis
The total carrying value of the Company’s investments in money market mutual funds was $314.5 million and $577.4 million at March 31, 2026 and December 31, 2025, respectively. The fair value of money market mutual funds, which are classified as Level 1 in the fair value hierarchy, represent their carrying amount.
The Company enters short-term term and time deposits with varying maturity dates ranging from one week to 30 days. The Company has classified these investments within cash and cash equivalents in the consolidated balance sheets based on their maturity dates and are not subject to fair value measurement.
Equity Securities Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $19.1 million at both March 31, 2026 and December 31, 2025 and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy.
Note 10. Derivative Instruments
The Company manages interest rate exposure through the use of interest rate swap transactions with financial institutions acting as principal counterparties. Under the Company’s interest rate swap agreements, the Company receives variable rate interest payments and pays fixed interest at a weighted average rate of 3.47% on a total notional value of $460.0 million of its Term Loan B. The Company has designated the interest rate swaps as cash flow hedges.
The Company measures interest rate swaps at fair value on a recurring basis. As of March 31, 2026, the fair value of the interest rate swaps was insignificant.
As of March 31, 2026, the amount of net gains related to the interest rate swaps included in accumulated other comprehensive income estimated to be reclassified into the statement of income over the next 12 months was insignificant.
Note 11. Commitments and Contingencies
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
Note 12. Segment and Geographic Data
The Company’s product offering primarily consists of the Omnipod platform and drug delivery device based on the Omnipod platform. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates under one reportable segment. The Company has concluded that its Chief Executive Officer (“CEO”) is the CODM as the CEO is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. The Company’s CODM uses operating income and net income to monitor actual results against forecast and budget to identify business trends, assess operating performance, and modify capital allocation as necessary.
Geographic information about revenue, based on customer location, is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
U.S.	$518.8	$416.6
International	242.9	152.3
Total revenue	$761.7	$569.0
There were no significant segment expenses that are regularly provided to the CODM other than cost of goods sold, research and development expenses, and selling, general and administrative expenses, which are reported in the Company’s condensed consolidated statements of income for the three months ended March 31, 2026 and 2025.
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in millions)	March 31, 2026	December 31, 2025
U.S.	$469.3	$472.5
Malaysia	224.7	220.0
Other	136.4	126.9
Total long-lived assets, net	$830.4	$819.5
Note 13. Equity
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of revenue	$0.2	$0.2
Research and development expenses	3.3	2.6
Selling, general and administrative expenses	17.7	15.4
Total	$21.3	$18.2

Share Repurchase Program
In February 2026, the Board of Directors extended the Company’s $125 million share repurchase program to December 31, 2027 and approved an additional $350 million in repurchases of common stock. Additionally, in February 2026, the Company entered into accelerated share repurchase agreements (“ASRs”) to repurchase $300 million of the Company’s common stock, which were completed by March 31, 2026. During the three months ended March 31, 2026, the Company repurchased approximately 1.25 million shares of common stock.
Note 14. Income Taxes
The Company’s effective tax rate was 19.4% and 26.4% for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the effective tax rate was lower than the U.S. statutory rate primarily due to U.S. research and development credits and a favorable mix of earnings, including increased income taxed at reduced rates and improved utilization of foreign tax credits, partially offset by state income taxes and other permanent differences. For the three months ended March 31, 2025, the effective tax rate was higher than the U.S. statutory rate primarily due to non-deductible charges related to the repurchase of a portion of the Company’s convertible debt, partially offset by windfall tax benefits from employee stock-based compensation.
Note 15. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

	Three Months Ended March 31,
(in millions, except share and per share data)	2026	2025
Net income	$91.1	$35.4
Add back interest expense, net of tax	—	1.7
Net income, diluted	$91.1	$37.2

Weighted average number of common shares outstanding, basic (in thousands)	69,986	70,272
Convertible Senior Notes	—	3,479
Restricted stock units	163	231
Stock options	53	128
Weighted average number of common shares outstanding, diluted (in thousands)	70,202	74,111

Earnings per share:
Basic	$1.30	$0.50
Diluted	$1.30	$0.50
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Restricted stock units	556	422
Stock options	207	137
Total	764	560

Note 16. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended March 31, 2026
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$7.5	$(0.3)	$5.3	$12.5
Other comprehensive income (loss) before reclassifications	(6.6)	—	(4.5)	(11.2)
Amounts reclassified to net income (1)	—	—	4.2	4.2
Balance at the end of period	$0.8	$(0.3)	$5.0	$5.6

	Three Months Ended March 31, 2025
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance at beginning of period	$(22.3)	$(0.3)	$9.4	$(13.2)
Other comprehensive income (loss) before reclassifications	10.3	—	(8.5)	1.8
Amounts reclassified to net income (1)	—	—	5.3	5.3
Balance at the end of period	$(12.0)	$(0.3)	$6.3	$(6.0)
(1) Presented net of income taxes, the amounts of which are insignificant. There is no income tax impact on currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2025 and in this quarterly report. Columns and rows within tables may not add due to rounding. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts and percentages may not recalculate, and columns and rows within tables may not add due to rounding.
Overview
Our mission is to transform the lives of people with diabetes. We are primarily engaged in the development, manufacture, and sale of our proprietary Omnipod product platform, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform primarily includes our most recent generation Omnipod 5 and its predecessor Omnipod DASH, which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system that integrates with a continuous glucose monitors (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. It is indicated for type 1 diabetes and, in the United States, for type 2 diabetes for ages 18 and up. The CGM is sold separately by third parties. The Pod currently integrates with Dexcom, Inc.’s G6 and G7 CGMs and with Abbott Diabetes Care, Inc.’s (“Abbott”) FreeStyle Libre 2 Plus sensor (“Libre 2 Plus”) in various markets. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface.
Our financial objective is to sustain profitable growth. To achieve this, we continue to roll out Omnipod 5 in additional countries. In February 2026, we launched Omnipod 5 in five counties in the Middle East. Additionally, we are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to additional international markets.
In the U.S., we sell our products through the pharmacy channel, which expands access by improving affordability, as no upfront investment is required. We also continue to increase awareness of Omnipod products through our direct-to-consumer advertising programs.
We continue to focus on our product development efforts, including choice of smartphone integration and CGM with Omnipod 5 and enhancing the customer experience through digital product and data capabilities. We are currently working to integrate Omnipod 5 with Abbott’s FreeStyle Libre 3 Plus (“Libre 3 Plus”) and developing Omnipod 6, our next generation AID product. During the first quarter of 2026, we completed a limited market release in the U.S. of Omnipod 5 algorithm enhancements, including a lower 100mg/dL target glucose set point. In addition, we completed a limited market release of the Omnipod 5 algorithm with Libre 3 Plus in the U.S. We also advanced development of our fully closed-loop AID system for people with type 2 diabetes, including recently enrolling the first participant in our EVOLVE pivotal study to support a planned 510(k) submission in 2027.
Finally, we continue to take steps to strengthen our global manufacturing capabilities, which includes investing in a new manufacturing plant in Costa Rica to support our continued growth.
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

Revenue

	Three Months Ended March 31,
(dollars in millions)	2026	2025	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$515.6	$401.7	28.3%	—%	28.3%
International	242.9	152.3	59.4%	14.2%	45.2%
Total Omnipod Products	758.4	554.0	36.9%	3.9%	33.0%
Drug Delivery	3.3	14.9	(77.9)%	—%	(77.9)%
Total	$761.7	$569.0	33.9%	3.8%	30.1%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended March 31, 2026 increased $192.8 million, or 33.9%, to $761.7 million, compared with $569.0 million for the three months ended March 31, 2025. Constant currency revenue growth of 30.1% for the three months ended March 31, 2026 was primarily driven by higher sales volume largely attributable to our growing customer base and, to a lesser extent, higher price.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $113.9 million, or 28.3%, to $515.6 million for the three months ended March 31, 2026, compared with $401.7 million for the three months ended March 31, 2025. This increase primarily resulted from higher sales volume driven by growing our customer base.
As discussed in note 1 to our consolidated financial statements, revenue from the sale of Omnipod products in the U.S. for the three months ended March 31, 2025 included $148.5 million of sales to a related party.
For full year 2026, we expect strong U.S. revenue growth primarily driven by the benefits of our recurring revenue model and continued volume growth of Omnipod 5.
International
Revenue from the sale of Omnipod products in our international markets increased $90.5 million, or 59.4%, to $242.9 million for the three months ended March 31, 2026, compared with $152.3 million for the three months ended March 31, 2025. Excluding the 14.2% favorable impact of currency exchange, the remaining 45.2% increase in revenue was primarily due to higher volumes from our growing customer base, and to a lesser extent, a higher average selling price for Omnipod 5, compared with Omnipod DASH.
For full year 2026, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and higher price resulting from conversions to Omnipod 5.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue was $3.3 million and $14.9 million for the three months ended March 31, 2026 and 2025, respectively.
Costs and Expenses

	Three Months Ended March 31,
	2026		2025
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$232.7	30.5%	$159.9	28.1%
Research and development expenses	$89.7	11.8%	$59.6	10.5%
Selling, general and administrative expenses	$317.2	41.6%	$260.7	45.8%
Cost of Revenue
Cost of revenue for the three months ended March 31, 2026 increased $72.7 million, or 45.5%, to $232.7 million, compared with $159.9 million for the three months ended March 31, 2025. Gross margin was 69.5% for the three months ended March 31, 2026, compared with 71.9% for the three months ended March 31, 2025. The 240 basis point decrease in gross margin was primarily driven by an increase in inventory excess and obsolescence reserve as we transition to our new Pod configurations and, to a lesser extent, higher warranty costs resulting from the voluntary medical device correction we issued in March 2026 related to specific lots of

Omnipod 5 Pods. These decreases in gross margin were partially offset by improved manufacturing efficiencies and a higher average selling price.
We estimate the voluntary medical device correction and related costs will be approximately $30 million, more than half of which we expect to incur in 2026, with the remainder expected to be incurred in 2027. The latter relates to incremental manual quality inspections expected to be performed until automated inspection systems are implemented. We do not expect tariffs to have a significant impact on our gross margin in 2026; however, the elimination of the current exemption for certain medical devices would have a material impact on our results of operations in future years.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2026 increased $30.1 million, or 50.6%, to $89.7 million, compared with $59.6 million for the three months ended March 31, 2025. Research and development expenses as a percent of revenue was 11.8% and 10.5% for the three months ended March 31, 2026 and 2025, respectively. The increase in research and development expenses were primarily due to continued investment in our Omnipod and pipeline products, including a fully closed-loop AID system for type 2 diabetes and Omnipod 6, our next generation AID system.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 31, 2026 increased $56.6 million, or 21.7%, to $317.2 million, compared with $260.7 million for the three months ended March 31, 2025. The increase in selling, general and administrative expenses were primarily attributable to year-over-year headcount additions, mainly in our commercial and customer experience teams, to support our market share gains and customer retention. Commercial investments, including international market development and demand generation also contributed to the increase in selling, general and administrative expenses, although to a lesser extent. We expect to continue investing in sales and marketing to expand our sales force and prepare for upcoming product launches, including the full market release with Omnipod 5 algorithm integrated with Libre 3 Plus and our latest algorithm enhancements.
Non-Operating Items
Interest Expense and Income
Interest expense increased $5.5 million to $14.7 million for the three months ended March 31, 2026, compared with $9.2 million for the three months ended March 31, 2025 primarily due to the issuance of 6.5% senior unsecured notes in March 2025 and the renewal of interest rate swaps at higher rates in April 2025.
Interest income decreased $5.3 million to $4.9 million for the three months ended March 31, 2026, compared with $10.3 million for the three months ended March 31, 2025. The decrease in interest income was driven by lower average cash balances and, to a lesser extent, lower average interest rates.
We expect net interest expense for the full year 2026 to increase to approximately $40 million, primarily due to lower interest income.
Loss on Extinguishment of Debt
During three months ended March 31, 2025, the Company repurchased $125.2 million in principal ($124.5 million net of issuance costs) of Convertible Senior Notes for $162.5 million in cash, which resulted in a $39.5 million loss on extinguishment.
Income Tax Expense
Our effective tax rate was 19.4% for the three months ended March 31, 2026, compared with 26.4% for the three months ended March 31, 2025. The decrease in the effective tax rate was primarily due to non-deductible charges from the extinguishment of convertible debt during the three months ended March 31, 2025, as well as changes in the distribution of earnings among the jurisdictions in which we operate.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to advance the implementation of a 15% global minimum corporate tax (“Pillar Two”). Certain jurisdictions in which we operate, including the Netherlands and the United Kingdom, enacted legislation implementing aspects of Pillar Two during 2025. In January 2026, the OECD issued additional administrative guidance introducing a “side-by-side” framework applicable to U.S.-parented multinational groups, which is expected to reduce the extent to which certain Pillar Two charging provisions, including the Income Inclusion Rule and the Undertaxed Profits Rule, apply. Notwithstanding this guidance, we remain subject to Qualified Domestic Minimum Top-Up Taxes enacted by certain jurisdictions. We expect ongoing legislative developments and additional administrative guidance related to Pillar Two throughout 2026. Pillar Two did not have a material impact on our consolidated financial statements for the three months ended March 31, 2026; however, we continue to monitor developments and evaluate the potential impact of this legislation on future periods.

During 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation includes multiple effective dates for various provisions through 2027. Our effective tax rate for 2026 is affected by changes to the allocation of research and development expenses for purposes of the Foreign-Derived Deduction-Eligible Income (“FDDEI”), as well as other international tax reforms enacted under OBBBA. The effects of the legislation were not material to our consolidated financial statements for the three months ended March 31, 2026.
Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$91.1	$35.4
Interest expense (income), net	9.8	(1.1)
Income tax expense	21.9	12.7
Depreciation and amortization	26.2	21.7
Stock-based compensation expense	21.3	18.2
Loss on extinguishment of debt(1)	—	39.5
Voluntary medical device correction(2)	11.7	—
CFO transition(3)	(0.3)	—
Loss on investments(4)	—	7.5
Adjusted EBITDA	$181.7	$133.9
(1) Relates to the repurchase of a portion of our convertible debt.
(2) Represents estimated warranty costs associated with the voluntary medical device correction in March 2026, which are included in cost of revenue. Refer to note 7 to the consolidated financial statements for additional information.
(3) Represents adjustment to the severance benefits for our former Chief Financial Officer.
(4) Represents losses associated with debt and equity investments.
Non-GAAP Financial Measures
Management uses the non-GAAP financial measures described below.
Constant currency revenue growth represents the change in revenue between current and prior-year periods using the exchange rate in effect during the applicable prior-year period. We present constant currency revenue growth because we believe it provides meaningful information regarding our results on a consistent and comparable basis. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with GAAP, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.
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
Summary of Cash Flows

	Three Months Ended March 31,
(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$113.8	$63.8
Investing activities	(27.7)	(15.6)
Financing activities	(319.9)	277.7
Effect of exchange rate changes on cash and cash equivalents	(1.9)	3.8
Net (decrease) increase in cash and cash equivalents	$(235.7)	$329.7
Operating Activities
Net cash provided by operating activities of $113.8 million for the three months ended March 31, 2026 was primarily attributable to net income, as adjusted for depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a $32.3 million working capital outflow. The working capital outflow was driven by a $69.3 million decrease in accrued expenses and other liabilities and a $30.6 million increase in accounts receivable, partially offset by a $71.4 million increase in accounts payable. The decrease in accrued expenses and other liabilities was primarily driven by the annual payout of cash bonuses for performance in the prior year. The increases in accounts receivable and payable were primarily due to an increase in sales driven by our growing customer base and the timing of payments, respectively.
Investing Activities
Net cash used in investing activities was $27.7 million for the three months ended March 31, 2026, compared with $15.6 million for the three months ended March 31, 2025.
Capital Spending—Capital expenditures were $24.3 million for the three months ended March 31, 2026, compared with $12.3 million for the three months ended March 31, 2025. The $12.0 million increase primarily related to the purchase of machinery, equipment and tooling for our existing manufacturing facilities and initial investment in our Costa Rica manufacturing plant. We expect capital expenditures for 2026 to increase compared with 2025 to support our continued global manufacturing expansion plans. We expect to fund our capital expenditures using existing cash and financing.
Financing Activities
Net cash used in financing activities was $319.9 million for the three months ended March 31, 2026, compared with net cash provided by financing activities of $277.7 million for the three months ended March 31, 2025.
Debt Issuance and Repayments—During the three months ended March 31, 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used the proceeds along with proceeds of $23.1 million from the unwinding the related capped call options to partially fund the $163.9 million repurchase of a portion of our Convertible Senior Notes.
Proceeds and Repayments from Secured Borrowing—During the three months ended March 31, 2025, we received $15.4 million of cash advances from a third-party to whom we outsourced our insurance claim submissions process in a certain country. Additionally, we repaid $13.4 million of cash advances during the three months ended March 31, 2025.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $15.7 million and $21.2 million for the three months ended March 31, 2026 and 2025, respectively. The $5.5 million decrease was primarily driven by tax payments related to the vesting of performance and restricted stock units for a former executive in the prior year.
Repurchase of Common Stock—During the three months ended March 31, 2026, we paid $300.0 million to repurchase common shares pursuant to accelerated share repurchase agreements discussed under “Capitalization—Share Repurchase Program.”

Free Cash Flow
Free cash flow was $89.5 million for the three months ended March 31, 2026, compared with $51.6 million for the three months ended March 31, 2025. The $38.0 million increase in free cash flow primarily resulted from an increase in operating income as adjusted for depreciation, amortization, and stock-based compensation expense, and a decrease in working capital outflow, partially offset by an increase in capital expenditures.
Free cash flow is a non-GAAP measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures.”
A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$113.8	$63.8
Capital expenditures	(24.3)	(12.3)
Free cash flow	$89.5	$51.6
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(dollars in millions)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$480.4	$716.1
Current portion of long-term debt	$18.6	$18.4
Long-term debt, net	$929.5	$930.8
Total debt, net	$948.1	$949.2
Total stockholders’ equity	$1,302.6	$1,515.2
Debt-to-total capital ratio	42%	39%
Net debt-to-total capital ratio	21%	9%
Credit Agreement
We have a $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At March 31, 2026, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Senior Unsecured Notes
Our senior unsecured notes contain leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt, as well as other customary covenants, none of which we consider restrictive to our operations.
Share Repurchase Program
In February 2026, the Board of Directors extended our $125 million share repurchase program to December 31, 2027 and approved an additional $350 million in repurchases of common stock. Additionally, in February 2026, we entered into accelerated share repurchase agreements (“ASRs”) to repurchase $300 million of our common stock, which were completed by March 31, 2026. During the three months ended March 31, 2026, we repurchased approximately 1.25 million shares of common stock.
Commitments and Contingencies
Contractual Obligations
In 2026, we entered into a purchase agreement with NXP USA, Inc. pursuant to which we are committed to purchasing semi-conductor chips for approximately $96.9 million as of March 31, 2026.

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for pharmacy rebates and income taxes are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. There have been no significant changes to the above critical accounting policies or in the underlying accounting assumptions and estimates used in such policies from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Accounting Standards Issued and Not Yet Adopted
Information regarding accounting standards that have been issued but not yet adopted is provided in note 1 to the condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “risk” or “continue” or the negative of these terms or other similar words or expressions. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, and financial condition.
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and assumptions. These risks and uncertainties include, but are not limited to:
•international regulatory, commercial and logistics business risks, including any expansion of tariffs;
•our dependence on a principal product platform;
•the impact of competitive products, technological change, and product innovation;
•our ability to maintain an effective sales force and expand our distribution network;
•our ability to maintain and grow our customer base;
•our ability to scale the business to support revenue growth;
•our ability to secure and retain adequate coverage or reimbursement from third-party payors;
•the impact of healthcare reform laws;
•our ability to design, develop, manufacture, and commercialize future products;
•unfavorable results of clinical studies, including issues with third parties conducting any studies, or future publication of articles or announcement of endorsements by diabetes associations or other organizations that are unfavorable;
•our ability to protect our intellectual property and other proprietary rights;
•potential conflicts with the intellectual property of third parties;
•our inability to maintain or enter into new license or other agreements with respect to continuous glucose monitors, data management systems, or other rights necessary to sell our current product and/or commercialize future products;
•worldwide macroeconomic and geopolitical uncertainty, including the war with Iran as well as risks associated with any future pandemic, including supply chain disruptions;
•the potential violation of anti-bribery/anti-corruption laws;
•the concentration of manufacturing operations and storage of inventory in a limited number of locations;
•the regulatory requirements and overall complexity in manufacturing our product and challenges associated with starting new manufacturing lines;
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

•extensive government regulation applicable to medical devices, as well as complex and evolving privacy, data protection and artificial intelligence laws;
•adverse regulatory or legal actions relating to current or future Omnipod products;
•potential adverse impacts resulting from a recall, or discovery of product safety issues, including potential adverse impacts relating to our recent medical device correction;
•breaches or failures of our product or information technology systems, including by cyberattack;
•our ability to maintain the privacy and security of Company and third-party information;
•our ability to attract, motivate, and retain key personnel;
•risks associated with potential future acquisitions or investments in new businesses;
•our ability to raise additional funds on acceptable terms or at all;
•restrictions imposed by our Credit Agreement; and
•changes in tax laws or exposure to significant tax liabilities.
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely upon forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our interest rate and foreign currency exchange risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“the Exchange Act”), as amended, is recorded, processed, summarized, and reported within the specified time periods, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is provided in note 11 to the condensed consolidated financial statements in this Form 10-Q and incorporated herein by reference.
Item 1A. Risk Factors
Refer to the “Risks Factors” section in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks to which our business, financial condition, results of operations, and cash flows are subject. There have been no material changes to the risk factors disclosed in the aforementioned Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of Equity Securities
In February 2026, the Board of Directors extended our $125 million share repurchase program to December 31, 2027 and approved an additional $350 million in repurchases of common stock.
The following table presents information regarding repurchases of our shares of common stock during the three months ended March 31, 2026:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as a Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in millions)
1/1/2026 - 1/31/2026	$—	$—	$—	$415.4
2/1/2026 - 2/28/2026	$992,186	$241.89	$992,186	$175.4
3/1/2026 - 3/31/2026	$258,358	$232.15	$258,358	$115.4
(1) Average price paid per share excludes excise tax due under the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
During the first quarter of 2026, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Number	Description
10.1*#	Separation Agreement between Insulet Corporation and Ana Chadwick, dated February 10, 2026.

10.2*#	Offer Letter between Michael Panos and Insulet Corporation, dated March 9, 2026.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of March 31, 2026 and December 31, 2025

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2026 and 2025

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2026 and 2025

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2026 and 2025

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.
#	Management contract or compensation plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	May 6, 2026	/s/ Ashley A. McEvoy
Ashley A. McEvoy
Chief Executive Officer (Principal Executive Officer)

Date:	May 6, 2026	/s/ Flavia H. Pease
Flavia H. Pease
Chief Financial Officer, Executive Vice President (Principal Financial Officer)