Form 10-Q
period 2026-06-30
INSULET CORP
filed 2026-08-05
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of July 29, 2026, the registrant had 69,354,199 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$534.9	$716.1
Accounts receivable trade, net	588.7	516.9
Inventories	484.8	452.6
Prepaid expenses and other current assets	240.7	228.3
Total current assets	1,849.1	1,914.0
Property, plant and equipment, net	858.6	819.5
Other intangible assets, net	115.1	117.1
Goodwill	51.6	51.6
Other assets	290.8	288.2
Total assets	$3,165.1	$3,190.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$123.3	$75.0
Accrued expenses and other current liabilities	602.0	586.7
Current portion of long-term debt	18.9	18.4
Total current liabilities	744.2	680.1
Long-term debt, net	929.5	930.8
Other liabilities	69.2	64.4
Total liabilities	1,742.9	1,675.2
Commitments and contingencies (note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value,100,000,000 authorized; 70,798,932 and 70,588,192 issued	0.1	0.1
Additional paid-in capital	1,309.0	1,274.9
Accumulated earnings	473.5	287.4
Accumulated other comprehensive income	1.9	12.5
Treasury stock, at cost; 1,447,918 and 197,374 shares	(363.5)	(60.4)
Deferred compensation	1.2	0.8
Total stockholders’ equity	1,422.2	1,515.2
Total liabilities and stockholders’ equity	$3,165.1	$3,190.4
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Revenue	$801.7	$470.5	$1,563.4	$891.0
Revenue to related party	—	178.6	—	327.1
Total revenue	801.7	649.1	1,563.4	1,218.1
Cost of revenue	239.1	196.9	471.8	356.8
Gross profit	562.6	452.2	1,091.6	861.3
Research and development expenses	88.1	73.4	177.8	133.0
Selling, general and administrative expenses	344.8	257.7	662.1	518.4
Operating income	129.7	121.1	251.8	209.9
Interest expense	(13.5)	(19.6)	(28.2)	(28.8)
Interest income	3.6	10.1	8.5	20.3
Loss on extinguishment of debt	—	(84.4)	—	(123.9)
Other (expense) income, net	(1.1)	1.3	(0.4)	(0.9)
Income before income taxes	118.7	28.4	231.7	76.5
Income tax expense	(23.7)	(5.9)	(45.6)	(18.6)
Net income	$95.0	$22.5	$186.1	$57.9

Earnings per share:
Basic	$1.37	$0.32	$2.67	$0.82
Diluted	$1.37	$0.32	$2.67	$0.82
Weighted-average number of common shares outstanding (in thousands):
Basic	69,298	70,389	69,642	70,330
Diluted	69,403	70,652	69,803	70,641
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$95.0	$22.5	$186.1	$57.9
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(3.0)	22.3	(9.6)	32.6
Unrealized loss on cash flow hedges, net of tax	(0.6)	(0.9)	(0.9)	(4.1)
Other comprehensive (loss) income, net of tax	(3.7)	21.4	(10.6)	28.6
Comprehensive income	$91.3	$43.9	$175.5	$86.5

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at March 31, 2026	69,264	$0.1	$1,280.8	$378.5	5.6	(363.3)	0.9	$1,302.6
Net income	—	—	—	95.0	—	—	—	95.0
Other comprehensive loss, net of tax	—	—	—	—	(3.7)	—	—	(3.7)
Exercise of options to purchase common stock	3	—	0.1	—	—	—	—	0.1
Issuance of shares for employee stock purchase plan	72	—	8.9	—	—	—	—	8.9
Stock-based compensation expense	—	—	19.7	—	—	—	—	19.7
Restricted stock units vested, net of shares withheld for taxes	12	—	(0.5)	—	—	—	—	(0.5)
Repurchase of common stock, including excise tax	—	—	—	—	—	0.1	—	0.1
Deferred compensation	—	—	—	—	—	(0.3)	0.3	—
Balance at June 30, 2026	69,351	$0.1	$1,309.0	$473.5	$1.9	$(363.5)	$1.2	$1,422.2

Three Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at March 31, 2025	70,362	$0.1	$1,260.9	$75.7	$(6.0)	$(0.2)	$0.2	$1,330.6
Net income	—	—	—	22.5	—	—	—	22.5
Other comprehensive income, net of tax	—	—	—	—	21.4	—	—	21.4
Exercise of options to purchase common stock	71	—	10.1	—	—	—	—	10.1
Issuance of shares for employee stock purchase plan	31	—	7.1	—	—	—	—	7.1
Stock-based compensation expense	—	—	7.5	—	—	—	—	7.5
Restricted stock units vested, net of shares withheld for taxes	20	—	(1.6)	—	—	—	—	(1.6)
Repurchase of common stock	(93)	—	—	—	—	(30.1)	—	(30.1)
Deferred compensation	—	—	—	—	—	(0.7)	0.7	—
Settlement of capped call options	—	—	95.4	—	—	—	—	95.4
Balance at June 30, 2025	70,391	$0.1	$1,379.4	$98.2	$15.4	$(31.0)	$0.9	$1,462.9
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

Six Months Ended June 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at December 31, 2025	70,391	$0.1	$1,274.9	$287.4	$12.5	$(60.4)	$0.8	$1,515.2
Net income	—	—	—	186.1	—	—	—	186.1
Other comprehensive loss, net of tax	—	—	—	—	(10.6)	—	—	(10.6)
Exercise of options to purchase common stock	8	—	0.5	—	—	—	—	0.5
Issuance of shares for employee stock purchase plan	72	—	8.9	—	—	—	—	8.9
Stock-based compensation expense	—	—	40.9	—	—	—	—	40.9
Restricted stock units vested, net of shares withheld for taxes	130	—	(16.2)	—	—	—	—	(16.2)
Repurchase of common stock, including excise tax	(1,251)	—	—	—	—	(302.6)	—	(302.6)
Deferred compensation	—	—	—	—	—	(0.4)	0.4	—
Balance at June 30, 2026	69,351	$0.1	$1,309.0	$473.5	$1.9	$(363.5)	$1.2	$1,422.2

Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Deferred Compensation	Total Shareholders’ Equity
(share in thousands, dollars in millions)	Shares	Amount
Balance at December 31, 2024	70,196	$0.1	$1,184.4	$40.3	$(13.2)	$—	$—	$1,211.6
Net income	—	—	—	57.9	—	—	—	57.9
Other comprehensive income, net of tax	—	—	—	—	28.6	—	—	28.6
Exercise of options to purchase common stock	108	—	12.6	—	—	—	—	12.6
Issuance of shares for employee stock purchase plan	31	—	7.1	—	—	—	—	7.1
Stock-based compensation expense	—	—	25.7	—	—	—	—	25.7
Restricted stock units vested, net of shares withheld for taxes	148	—	(22.9)	—	—	—	—	(22.9)
Repurchase of common stock	(93)	—	—	—	—	(30.1)	—	(30.1)
Deferred compensation	—	—	—	—	—	(0.9)	0.9	—
Settlement of capped call options	—	—	172.4	—	—	—	—	172.4
Balance at June 30, 2025	70,391	$0.1	$1,379.4	$98.2	$15.4	$(31.0)	$0.9	$1,462.9
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in millions)	2026	2025
Cash flows from operating activities
Net income	$186.1	$57.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	52.9	44.0
Stock-based compensation expense	40.9	25.7
Non-cash interest expense	1.4	4.6
Loss on extinguishment of debt	—	123.9
Deferred income taxes	15.2	7.0
Provision for credit losses	0.7	5.1
Other	(0.5)	4.0
Changes in operating assets and liabilities:
Accounts receivable	(76.9)	(41.8)
Accounts receivable - related party	—	(25.1)
Inventories	(34.9)	(4.7)
Prepaid expenses and other assets	(28.1)	(31.6)
Accounts payable	39.9	72.6
Accrued expenses and other liabilities	5.6	18.7
Net cash provided by operating activities	202.2	260.3
Cash flows from investing activities
Capital expenditures	(56.8)	(30.9)
Investments in developed software	(8.3)	(8.0)
Net cash used in investing activities	(65.1)	(38.9)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	440.7
Repayment of convertible debt	—	(541.5)
Settlement of capped call options	—	75.7
Proceeds from issuance of term loan B, net of issuance costs	—	15.5
Repayment of other debt	(9.1)	(26.4)
Proceeds from secured borrowings (note 3)	—	36.1
Repayment of secured borrowings (note 3)	—	(32.6)
Repurchase of common stock	(300.0)	(30.1)
Proceeds from exercise of stock options	0.5	12.6
Proceeds from issuance of common stock under employee stock purchase plan	8.9	7.1
Payment of withholding taxes in connection with vesting of restricted stock units	(16.2)	(22.9)
Net cash used in financing activities	(315.9)	(65.8)
Effect of exchange rates on cash and cash equivalents	(2.4)	12.7
Net (decrease) increase in cash and cash equivalents	(181.2)	168.2
Cash and cash equivalents, beginning of period	716.1	953.4
Cash and cash equivalents, end of period	$534.9	$1,121.6

Supplemental disclosure of cash flow information:
Purchases of property and equipment included in accounts payable and accrued expenses	$22.4	$4.5
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited condensed financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026, or for any other subsequent interim period. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts may not recalculate and columns and rows within tables may not add due to rounding.
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
Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other liabilities, are carried at cost, which approximates their fair value because of their short-term maturity.
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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance simplifies certain aspects of hedge documentation, assessment of hedge effectiveness, and ongoing application requirements. The guidance is effective for the Company beginning in the first quarter of 2027, but early adoption is permitted. Once adopted, the guidance is applied prospectively. The adoption of this ASU will not have an impact on the Company's consolidated financial statements.
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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
U.S.	$544.1	$453.2	$1,059.7	$854.9
International	251.8	185.8	494.6	338.1
Total Omnipod products	795.9	639.0	1,554.3	1,193.0
Drug Delivery	5.8	10.2	9.1	25.1
Total revenue	$801.7	$649.1	$1,563.4	$1,218.1
The percentages of total revenue for customers that represent 10% or more of total revenue were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Distributor A	25%	26%	23%	26%
Distributor B	17%	27%	21%	25%
Distributor C	22%	22%	21%	23%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	June 30, 2026	December 31, 2025
Accrued expenses and other current liabilities	$12.4	$14.0
Other liabilities	2.1	1.5
Total Deferred Revenue	$14.5	$15.5
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Deferred revenue recognized	$11.0	$6.2

Capitalized contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets	$27.2	$25.3
Other assets	56.6	53.0
Total capitalized contract acquisition costs, net	$83.8	$78.4
The Company recognized $6.6 million and $5.5 million of amortization of capitalized contract acquisition costs during the three months ended June 30, 2026 and 2025, respectively, and recognized $12.9 million and $10.6 million of amortization of capitalized contract acquisition costs during the six months ended June 30, 2026 and 2025, respectively.
Note 3. Accounts Receivable, Net
Accounts receivable, net were comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Accounts receivable trade, net	$580.4	$511.3
Unbilled receivables	8.3	5.7
Accounts receivable, net	$588.7	$516.9
The percentages of accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	June 30, 2026	December 31, 2025
Distributor A	33%	37%
Distributor B	16%	20%
Distributor C	16%	10%
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
Note 4. Inventories
Inventories were comprised of the following:

(in millions)	June 30, 2026	December 31, 2025
Raw materials	$211.9	$194.1
Work in process	60.0	64.6
Finished goods	212.9	193.9
Total inventories	$484.8	$452.6

Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	June 30, 2026	December 31, 2025
Short term portion	$41.4	$46.0
Long term portion	200.6	159.1
Total capitalized implementation costs	242.0	205.1
Less: accumulated amortization	(118.8)	(94.4)
Capitalized implementation costs, net	$123.3	$110.7
Amortization expense was $12.8 million and $7.9 million for the three months ended June 30, 2026 and 2025, respectively, and was $24.3 million and $15.5 million for the six months ended June 30, 2026 and 2025, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
The carrying amount of goodwill was $51.6 million at both June 30, 2026 and December 31, 2025.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	June 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.1	$(36.7)	$6.4	$43.2	$(35.8)	$7.4
Internal-use software	76.2	(20.1)	56.1	68.3	(14.1)	54.2
Developed technology	28.3	(8.0)	20.3	28.3	(6.9)	21.4
Patents	44.0	(11.8)	32.2	44.0	(9.9)	34.2
Total intangible assets	$191.6	$(76.5)	$115.1	$183.8	$(66.7)	$117.1
Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	June 30, 2026	December 31, 2025
Accrued rebates	$259.7	$205.5
Employee compensation and related costs	153.8	209.2
Professional and consulting services	51.4	58.2
Other	137.2	113.9
Accrued expenses and other current liabilities	$602.0	$586.7
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

Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Product warranty liability at beginning of period	$24.7	$16.1	$16.8	$13.9
Warranty expense - voluntary medical device corrections	25.3	—	37.0	—
Warranty expense - other	8.5	6.8	15.4	14.4
Change in estimate	(3.6)	—	(3.6)	—
Warranty fulfillment	(21.5)	(5.8)	(32.2)	(11.2)
Product warranty liability at end of period	$33.4	$17.1	$33.4	$17.1
During the six months ended June 30, 2026, we issued two voluntary medical device corrections (“MDCs”), one in March and the other in May related to separate manufacturing issues that caused a tear in the cannula of certain Omnipod products.
Note 8. Debt
The components of debt consisted of the following:

		June 30, 2026	December 31, 2025
(in millions)	Maturity Date	Amount	Amount
Equipment financings	2028	$28.3	$34.9
Costa Rica plant financing	2028	7.4	—
Revolving Credit Facility	2030	—	—
Term Loan B	2031	475.0	477.5
Senior Unsecured Notes	2033	450.0	450.0
Unamortized debt discount		(3.4)	(3.5)
Debt issuance costs		(8.9)	(9.7)
Total debt, net		948.4	949.2
Less: current portion		18.9	18.4
Total long-term debt, net		$929.5	$930.8
Costa Rica Plant Financing
In 2025, the Company entered an agreement for the construction and future purchase of a manufacturing plant in Costa Rica, which includes a finance lease for the land recorded in long-term debt. The construction of the manufacturing plant is a build-to-suit arrangement, which does not qualify as a sale-leaseback. Accordingly, the Company is considered the accounting owner of the facility during construction. Costs financed by the seller are recorded as construction-in-process with a corresponding obligation recorded within long-term debt. In April 2026, the Company entered an agreement to guarantee potential future payments of up to $97 million of the seller’s loan used to finance construction of the manufacturing plant.
Senior Unsecured Notes
In March 2025, the Company issued an aggregate principal amount of $450 million of 6.5% senior unsecured notes due in April 2033. The net proceeds of $440.7 million were used to repurchase a portion of the Convertible Senior Notes.
Convertible Senior Notes
During the three months ended June 30, 2025, the Company repurchased $294.7 million in principal ($293.1 million net of issuance costs) of the Convertible Senior Notes for $377.6 million in cash, which resulted in an $84.4 million loss on extinguishment. The Company repurchased a total of $419.9 million in principal ($417.6 million net of issuance costs) of the Convertible Senior Notes for $541.5 million in cash during the six months ended June 30, 2025, which resulted in a $123.9 million loss on extinguishment. Additionally, during the three and six months ended June 30, 2025, the Company received proceeds from the settlement of capped calls options totaling $52.6 million and $75.7 million, respectively.
Note 9. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value

The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$478.6	$—	$—	$478.6
Senior Unsecured Notes(1)	456.5	—	—	456.5
Equipment financings(2)	—	—	28.2	28.2
Costa Rica plant financing(2)	—	—	7.4	7.4
Total	$935.0	$—	$35.6	$970.6

	Fair Value Measurements at December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$482.3	$—	$—	$482.3
Senior Unsecured Notes(1)	469.2	—	—	469.2
Equipment financings(2)	—	—	34.8	34.8
Total	$951.4	$—	$34.8	$986.2
(1) Fair value was determined using quoted market prices obtained from third-party pricing sources.
(2) Fair value approximates carrying value and was determined using the cost basis.
Financial Instruments Measured at Fair Value on a Recurring Basis
The total carrying value of the Company’s investments in money market mutual funds was $346.3 million and $577.4 million at June 30, 2026 and December 31, 2025, respectively. The fair value of money market mutual funds, which are classified as Level 1 in the fair value hierarchy, represent their carrying amount.
The Company enters short-term term and time deposits with varying maturity dates ranging from one week to 30 days. The Company has classified these investments within cash and cash equivalents in the consolidated balance sheets based on their maturity dates and are not subject to fair value measurement.
Equity Securities Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $19.1 million at both June 30, 2026 and December 31, 2025 and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy.
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
The Company measures interest rate swaps at fair value on a recurring basis. As of June 30, 2026, the fair value of the interest rate swaps was insignificant.
As of June 30, 2026, the amount of net gains related to the interest rate swaps included in accumulated other comprehensive income estimated to be reclassified into the statement of income over the next 12 months was insignificant.

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
Hu v. Insulet Corporation, et al.—On July 2, 2026, a putative securities class action, Hu v. Insulet Corporation, et al. (No. 1:26-cv-13062-LTS), was filed in the U.S. District Court for the District of Massachusetts against the Company and certain current and former executives and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, arising from allegedly false and misleading public statements regarding the quality and safety of the Company’s Omnipod products. The complaint is brought on behalf of a putative class of those who purchased or otherwise acquired Insulet securities between February 21, 2025 and May 26, 2026, and seeks relief including damages and costs, including attorneys’ fees. The Company intends to defend this case vigorously. Based on the information currently available, the Company does not believe that a loss is probable and, accordingly, no accrual has been recorded in the Company’s consolidated financial statements.
Insulet Corp. v. EOFlow Co. Ltd. et al.—On April 24, 2025, the United States District Court for the District of Massachusetts entered final judgment in favor of Insulet Corporation in its ongoing litigation against EOFlow Co., Ltd.; EOFlow, Inc.; Nephria Bio, Inc.; and EOFlow’s CEO, Jesse Kim (collectively, “Defendants”), Insulet Corp. v. EOFlow Co. Ltd. et al., 1:23-cv-11780-FDS (D. Mass.). The litigation concerns the Defendants’ misappropriation of Insulet’s proprietary trade secrets relating to the design and manufacture of the Omnipod insulin patch pump. On December 3, 2024, a unanimous jury found Defendants misappropriated four of Insulet’s trade secrets and awarded Insulet total damages of $452 million, composed of $170 million in compensatory damages and $282 million in exemplary damages. The Court’s April 24, 2025 post-trial orders upheld the jury verdict and entered a permanent injunction against Defendants; to avoid any double recovery with the injunction, the district court also reduced the damages of the award to $59.4 million.
The district court’s permanent injunction prohibits Defendants and others subject to the order from using, possessing, selling, distributing, or seeking regulatory approval for any products that were designed, developed, or manufactured, in whole or in part, using or relying on Insulet’s trade secrets. The permanent injunction further requires EOFlow to assign certain patent applications to Insulet, disgorge any break-up fees received from Medtronic in connection with a previously contemplated acquisition, and submit to ongoing audits to ensure compliance with the Court’s orders. The injunction is worldwide and took effect immediately, subject to a limited exception that originally permitted six months of continuing sales to those patients of EOFlow that existed in the Republic of Korea and the European Union as of October 2023.
Certain Defendants appealed the judgment to the United States Court of Appeals for the Federal Circuit and moved to stay the district court’s permanent injunction in its entirety pending resolution of the appeal. On July 7, 2025, the Federal Circuit granted Defendants a stay of the permanent injunction in part “only to the extent that the district court’s temporary stay (set to end October 24, 2025), regarding EOFlow patients in the Republic of Korea and the European Union, is extended (1) to include patients residing in the European Union who were using the relevant product(s) as of April 24, 2025, and (2) until further notice of the court.
On May 28, 2026, after briefing and argument in the appeal, the Federal Circuit reversed the district court’s judgment, concluding that Insulet’s claims are barred by the Defend Trade Secret Act’s three-year statute of limitations. Defendants then filed an unopposed motion to modify the partial stay of the permanent injunction while Insulet seeks further review of the Federal Circuit’s decision. On June 22, 2026, the Federal Circuit granted Defendants’ motion, ordering that “[t]he partial stay as to Paragraphs 6 and 7 of the district court’s April 24, 2025 permanent injunction [prohibiting Defendants’ possession of the trade secrets or sales of any product derived from them] is extended to conduct occurring in the Republic of Korea, the European Union, Qatar, Saudi Arabia, and the United Arab Emirates.” The Federal Circuit’s June 22, 2026 order also provides that, if Insulet’s forthcoming petition for rehearing of the Federal Circuit’s decision “is granted, Insulet may move to rescind th[e] partial stay.” Insulet’s petition for rehearing in the Federal Circuit was filed on July 29, 2026. Since the Company had not previously recorded the damages awarded, the reversal of the judgment had no impact on the Company’s consolidated financial statements.
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

Geographic information about revenue, based on customer location, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
U.S.	$549.9	$463.3	$1,068.8	$879.9
International	251.8	185.8	494.6	338.1
Total revenue	$801.7	$649.1	$1,563.4	$1,218.1
There were no significant segment expenses that are regularly provided to the CODM other than cost of goods sold, research and development expenses, and selling, general and administrative expenses, which are reported in the Company’s condensed consolidated statements of income for the three and six months ended June 30, 2026 and 2025.
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in millions)	June 30, 2026	December 31, 2025
U.S.	$470.3	$472.5
Malaysia	234.1	220.0
Other	154.2	126.9
Total	$858.6	$819.5
Note 13. Equity
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$0.2	$0.2	$0.5	$0.4
Research and development expenses	3.5	2.9	6.8	5.5
Selling, general and administrative expenses	16.0	4.4	33.7	19.8
Total	$19.7	$7.5	$40.9	$25.7
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
Note 14. Income Taxes
The Company’s effective tax rate was 20.0% and 19.7% for the three and six months ended June 30, 2026, respectively. For both the three and six months ended June 30, 2026, the effective tax rate was lower than the U.S. statutory rate primarily due to U.S. research and development credits and a favorable mix of earnings, including increased income taxed at reduced rates and improved utilization of foreign tax credits, partially offset by state income taxes and other permanent differences.
The Company’s effective tax rate was 20.8% and 24.3% for the three and six months ended June 30, 2025, respectively. For both the three and six months ended June 30, 2025, the effective tax rate varied from the U.S. statutory rate primarily due to non-deductible charges related to the repurchase of a portion of the Company’s convertible debt, partially offset by windfall tax benefits from employee stock-based compensation.

Note 15. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

(in millions, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$95.0	$22.5	$186.1	$57.9

Weighted average number of common shares outstanding, basic (in thousands)	69,298	70,389	69,642	70,330
Restricted stock units	74	159	118	195
Stock options	32	104	42	115
Weighted average number of common shares outstanding, diluted (in thousands)	69,403	70,652	69,803	70,641

Earnings per share:
Basic	$1.37	$0.32	$2.67	$0.82
Diluted	$1.37	$0.32	$2.67	$0.82
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been anti-dilutive, or the performance criteria related to the units had not yet been met, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	797	441	677	431
Stock options	378	130	292	134
Convertible Senior Notes	—	1,862	—	2,671
Total	1,175	2,433	969	3,236

Note 16. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Balance at beginning of period	$0.8	$(0.3)	$5.0	$5.6	$7.5	$(0.3)	$5.3	$12.5
Other comprehensive income (loss) before reclassifications	(3.0)	—	(4.9)	(7.9)	(9.6)	—	(9.4)	(19.1)
Amounts reclassified to net income (1)	—	—	4.2	4.2	—	—	8.5	8.5
Balance at the end of period	$(2.2)	$(0.3)	$4.4	$1.9	$(2.2)	$(0.3)	$4.4	$1.9

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(12.0)	$(0.3)	$6.3	$(6.0)	$(22.3)	$(0.3)	$9.4	$(13.2)
Other comprehensive income (loss) before reclassifications	22.3	—	(6.1)	16.3	32.6	—	(14.5)	18.1
Amounts reclassified to net income (1)	—	—	5.1	5.1	—	—	10.5	10.5
Balance at the end of period	$10.3	$(0.3)	$5.3	$15.4	$10.3	$(0.3)	$5.3	$15.4
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
Overview
Our mission is to transform the lives of people with diabetes. We are primarily engaged in the development, manufacture, and sale of our proprietary Omnipod product platform, a continuous insulin delivery system for people with insulin-dependent diabetes. The Omnipod platform primarily includes our most recent generation Omnipod 5 and its predecessor Omnipod DASH, which eliminate the need for multiple daily injections using syringes or insulin pens or the use of pump and tubing. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery system that integrates with a continuous glucose monitors (“CGM”) to manage blood sugar and is fully controlled by a compatible personal smartphone or Omnipod 5 Controller. It is indicated for type 1 diabetes and, in the United States, for type 2 diabetes for ages 18 and up. The CGM is sold separately by third parties. The Pod integrates with Dexcom, Inc.’s G6 and G7 CGMs and with Abbott Diabetes Care, Inc.’s (“Abbott”) FreeStyle Libre 2 Plus sensor (“Libre 2 Plus”) in various markets. In June 2026, we expanded compatibility with Abbott’s Freestyle Libre 3 Plus sensor (“Libre 3 Plus”) in the United States and announced the U.S. rollout of Omnipod 5 algorithm enhancements, including a lower 100mg/dL target glucose set point. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled by a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface.
Our financial objective is to sustain profitable growth. To achieve this, we continue to roll out Omnipod 5 in additional countries. In February 2026, we launched Omnipod 5 and Omnipod DiscoverTM in five counties in the Middle East, and in July 2026, we launched Omnipod 5 and Omnipod DiscoverTM in Spain. Additionally, we are working on further building our international teams and advancing our regulatory, reimbursement, and market development efforts so we can bring Omnipod 5 to more international markets.
In the U.S., we sell our products through the pharmacy channel, which expands access by improving affordability, as no upfront investment is required. We also continue to increase awareness of Omnipod products through our direct-to-consumer advertising programs.
We are also focused on product development efforts, including choice of smartphone integration and CGM with Omnipod 5 and enhancing the customer experience through digital product and data capabilities. We are currently developing Omnipod 6, our next generation AID product. We also advanced development of our fully closed-loop AID system for people with type 2 diabetes, including enrolling the first participant in our EVOLVE pivotal study to support a planned 510(k) submission in 2027.
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
During the six months ended June 30, 2026, we issued two voluntary medical device corrections (“the MDCs”), one in March and the other in May related to separate manufacturing issues that caused a tear in the cannula of certain Omnipod products. During the three and six months ended June 30, 2026, we recorded a net charge associated with the MDCs of $29.3 million and $41.0 million, respectively. We estimate the MDCs and related costs will be in the range of $60 million to $70 million, most of which we expect to incur in 2026, with the remainder expected to be incurred in 2027. The costs to be incurred in 2027 relate to incremental manual quality inspections expected to be performed until automated inspection systems are implemented.

Revenue

	Three Months Ended June 30,
(dollars in millions)	2026	2025	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$544.1	$453.2	20.1%	—%	20.1%
International	251.8	185.8	35.5%	2.7%	32.9%
Total Omnipod Products	795.9	639.0	24.6%	0.8%	23.8%
Drug Delivery	5.8	10.2	(43.1)%	—%	(43.1)%
Total	$801.7	$649.1	23.5%	0.8%	22.7%

	Six Months Ended June 30,
(dollars in millions)	2026	2025	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$1,059.7	$854.9	24.0%	—%	24.0%
International	494.6	338.1	46.3%	7.9%	38.4%
Total Omnipod Products	1,554.3	1,193.0	30.3%	2.2%	28.1%
Drug Delivery	9.1	25.1	(63.8)%	—%	(63.8)%
Total	$1,563.4	$1,218.1	28.4%	2.2%	26.2%
(1) Constant currency revenue growth is a non-GAAP financial measure, which should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. See “Management’s Use of Non-GAAP Measures.”
Total revenue for the three months ended June 30, 2026 increased $152.6 million, or 23.5%, to $801.7 million, compared with $649.1 million for the three months ended June 30, 2025. Total revenue for the six months ended June 30, 2026 increased $345.3 million, or 28.4%, to $1.6 billion, compared with $1.2 billion for the six months ended June 30, 2025. Constant currency revenue growth of 22.7% and 26.2% for the three and six months ended June 30, 2026, respectively, was primarily driven by higher sales volume largely attributable to our growing customer base and, to a lesser extent, higher price.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $91.0 million, or 20.1%, to $544.1 million for the three months ended June 30, 2026, compared with $453.2 million for the three months ended June 30, 2025. Revenue from the sale of Omnipod products in the U.S. increased $204.8 million, or 24.0%, to $1,059.7 million for the six months ended June 30, 2026, compared with $854.9 million for the six months ended June 30, 2025. The increases for both the three and six months ended June 30, 2026 primarily resulted from higher sales volume driven by growing our customer base.
As discussed in note 1 to our consolidated financial statements, revenue from the sale of Omnipod products in the U.S. included $178.6 million and $327.1 million of sales to a related party for the three and six months ended June 30, 2025, respectively.
For full year 2026, we expect strong U.S. revenue growth primarily driven by the benefits of our recurring revenue model and continued volume growth of Omnipod 5.
International
Revenue from the sale of Omnipod products in our international markets increased $66.0 million, or 35.5%, to $251.8 million for the three months ended June 30, 2026, compared with $185.8 million for the three months ended June 30, 2025. Excluding the 2.7% favorable impact of currency exchange, the remaining 32.9% increase in revenue was primarily due to higher volumes from our growing customer base, and to a lesser extent, a higher average selling price for Omnipod 5, compared with Omnipod DASH.
Revenue from the sale of Omnipod products in our international markets increased $156.5 million, or 46.3%, to $494.6 million for the six months ended June 30, 2026, compared with $338.1 million for the six months ended June 30, 2025. Excluding the 7.9% favorable impact of currency exchange, the remaining 38.4% increase in revenue was primarily due to higher volumes from our growing customer base, and to a lesser extent, a higher average selling price for Omnipod 5, compared with Omnipod DASH.
For full year 2026, we expect higher International Omnipod revenue due to continued volume growth driven by new customers and higher price resulting from conversions to Omnipod 5.

Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue was $5.8 million and $10.2 million for the three months ended June 30, 2026 and 2025, respectively, and $9.1 million and $25.1 million for the six months ended June 30, 2026 and 2025, respectively. The $4.4 million and $16.0 million decreases for the three and six months ended June 30, 2026, respectively, were driven by lower order volumes from our partner.
Costs and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$239.1	29.8%	$196.9	30.3%	$471.8	30.2%	$356.8	29.3%
Research and development expenses	$88.1	11.0%	$73.4	11.3%	$177.8	11.4%	$133.0	10.9%
Selling, general and administrative expenses	$344.8	43.0%	$257.7	39.7%	$662.1	42.3%	$518.4	42.6%
Cost of Revenue
Cost of revenue for the three months ended June 30, 2026 increased $42.3 million, or 21.5%, to $239.1 million, compared with $196.9 million for the three months ended June 30, 2025. Gross margin was 70.2% for the three months ended June 30, 2026, compared with 69.7% for the three months ended June 30, 2025. The 50 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies and, to a lesser extent, increased volumes from our growing customer base. These increases in gross margin were partially offset by higher warranty costs resulting from the voluntary medical device correction issued in May 2026 discussed under “Factors Affecting Operating Results.”
Cost of revenue for the six months ended June 30, 2026 increased $115.0 million, or 32.2%, to $471.8 million, compared with $356.8 million for the six months ended June 30, 2025. Gross margin was 69.8% for the six months ended June 30, 2026, compared with 70.7% for the six months ended June 30, 2025. The 90 basis point decrease in gross margin was primarily driven by higher warranty costs resulting from the voluntary medical device corrections discussed under “Factors Affecting Operating Results” and, to a lesser extent, an increase in inventory excess and obsolescence reserve as we transition to our new Pod configurations. These decreases in gross margin were partially offset by improved manufacturing efficiencies and a higher average selling price.
We do not expect tariffs to have a significant impact on our gross margin in 2026; however, the elimination of the current exemption for certain medical devices would have a material impact on our results of operations in future years.
Research and Development Expenses
Research and development expenses for the three months ended June 30, 2026 increased $14.7 million, or 20.0%, to $88.1 million, compared with $73.4 million for the three months ended June 30, 2025. Research and development expenses as a percent of revenue was 11.0% and 11.3% for the three months ended June 30, 2026 and 2025, respectively. Research and development expenses for the six months ended June 30, 2026 increased $44.8 million, or 33.7%, to $177.8 million, compared with $133.0 million for the six months ended June 30, 2025. Research and development expenses as a percent of revenue was 11.4% and 10.9% for the six months ended June 30, 2026 and 2025, respectively. The increase in research and development expenses in both the three and six months ended June 30, 2026 were primarily due to continued investment in our Omnipod and pipeline products, including Omnipod 6, our next generation AID system, and a fully closed-loop AID system for type 2 diabetes.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 30, 2026 increased $87.1 million, or 33.8%, to $344.8 million, compared with $257.7 million for the three months ended June 30, 2025. Selling, general and administrative expenses for the six months ended June 30, 2026 increased $143.6 million, or 27.7%, to $662.1 million, compared with $518.4 million for the six months ended June 30, 2025.The increases in selling, general and administrative expenses for both the three and six months ended June 30, 2026 were primarily attributable to year-over-year headcount additions across our commercial, regulatory and quality assurance, and customer experience teams, as well as increased investments in market development initiatives, to strengthen our commercial capabilities and support future growth opportunities. The increases were also driven by the reversal of stock-based compensation expense associated with the forfeiture of equity awards due to the departure of our former Chief Executive Officer in the prior year, and to a lesser extent, higher direct-to-consumer advertising spend and consulting costs.

Non-Operating Items
Interest Expense and Income
Interest expense decreased $6.1 million to $13.5 million for the three months ended June 30, 2026, compared with $19.6 million for the three months ended June 30, 2025 primarily due to Term Loan B refinancing fees in prior year which did not recur in the current year. Interest expense of $28.2 million for the six months ended June 30, 2026 was level with interest expense for the six months ended June 30, 2025 as the lack of refinancing fees was offset by higher expense resulting from the issuance of 6.5% senior unsecured notes in March 2025 and the renewal of interest rate swaps at higher rates in April 2025.
Interest income decreased $6.5 million to $3.6 million for the three months ended June 30, 2026, compared with $10.1 million for the three months ended June 30, 2025. Interest income decreased $11.8 million to $8.5 million for the six months ended June 30, 2026, compared with $20.3 million for the six months ended June 30, 2025. The decreases in interest income for both the three and six months ended June 30, 2026 were driven by lower average cash balances and, to a lesser extent, lower average interest rates.
We expect net interest expense for the full year 2026 to increase to approximately $40 million, primarily due to lower interest income.
Loss on Extinguishment of Debt
During three months ended June 30, 2025, we repurchased $294.7 million in principal ($293.1 million net of issuance costs) of Convertible Senior Notes for $377.6 million in cash, which resulted in a $84.4 million loss on extinguishment. We repurchased $419.9 million in principal ($417.6 million net of issuance costs) of Convertible Senior Notes for $541.5 million in cash during six months ended June 30, 2025, which resulted in a $123.9 million loss on extinguishment.
Income Tax Expense
Our effective tax rate was 20.0% and 19.7% for the three and six months ended June 30, 2026, respectively, compared with 20.8% and 24.3% for the three and six months ended June 30, 2025, respectively. The decreases in the effective tax rate in both periods were primarily due to non-deductible charges from the extinguishment of convertible debt in the prior year, as well as changes in the jurisdictional profit mix.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to advance the implementation of a 15% global minimum corporate tax (“Pillar Two”). Certain jurisdictions in which we operate, including the Netherlands and the United Kingdom, enacted legislation implementing aspects of Pillar Two during 2025. In January 2026, the OECD issued additional administrative guidance introducing a “side-by-side” framework applicable to U.S.-parented multinational groups, which is expected to reduce the extent to which certain Pillar Two charging provisions, including the Income Inclusion Rule and the Undertaxed Profits Rule, apply. Notwithstanding this guidance, we remain subject to Qualified Domestic Minimum Top-Up Taxes enacted by certain jurisdictions. We expect ongoing legislative developments and additional administrative guidance related to Pillar Two throughout 2026. Pillar Two did not have a material impact on our consolidated financial statements for the three and six months ended June 30, 2026; however, we continue to monitor developments and evaluate the potential impact of this legislation on future periods.
During 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation includes multiple effective dates for various provisions through 2027. Our effective tax rate for 2026 is affected by changes to the allocation of research and development expenses for purposes of the Foreign-Derived Deduction-Eligible Income (“FDDEI”), as well as other international tax reforms enacted under OBBBA. The effects of the legislation were not material to our consolidated financial statements for the three and six months ended June 30, 2026.

Adjusted EBITDA
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$95.0	$22.5	$186.1	$57.9
Interest expense, net	9.9	9.5	19.6	8.5
Income tax expense	23.7	5.9	45.6	18.6
Depreciation and amortization	26.7	22.3	52.9	44.0
Stock-based compensation expense(1)	19.7	7.5	40.9	25.7
Voluntary MDCs and related costs(2)	25.0	—	36.7	—
CFO and CEO transitions(3)	(0.2)	5.4	(0.5)	5.4
Loss on extinguishment of debt(4)	—	84.4	—	123.9
Loss on investments(5)	—	—	—	7.5
Adjusted EBITDA	$199.8	$157.5	$381.5	$291.5
(1) Amounts for the three and six months ended June 30, 2025 include $10.8 million reversal of stock-based compensation expense associated with the departure of the Company’s former Chief Executive Officer (CEO).
(2) Represents estimated warranty and related costs associated with the voluntary MDCs. Refer to “Factors Affecting Operating Results” for additional information.
(3) Amounts for the three and six months ended June 30, 2026 represent adjustments to the severance benefits for the Company’s former Chief Financial Officer (CFO). The amounts for the three and six months ended June 30, 2025 represent the severance benefits for the Company’s former CEO.
(4) Relates to the repurchase of convertible debt.
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
Summary of Cash Flows

	Six Months Ended June 30,
(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$202.2	$260.3
Investing activities	(65.1)	(38.9)
Financing activities	(315.9)	(65.8)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	12.7
Net (decrease) and increase in cash and cash equivalents	$(181.2)	$168.2
Operating Activities
Net cash provided by operating activities of $202.2 million for the six months ended June 30, 2026 was primarily attributable to net income, as adjusted for depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a $94.5 million working capital outflow. The working capital outflow was driven by a $76.9 million increase in accounts receivable, a $34.9 million increase in inventories, and a $28.1 million increase in prepaid expenses and other assets, partially offset by a $39.9 million increase in accounts payable. The increase in accounts receivable was primarily driven by the timing of distributor orders in the United States. The increase in inventories was primarily driven by a planned inventory build to satisfy our growing demand. The increase in prepaid expenses and other assets was primarily driven by receivables from our contract manufacturer. The increase in accounts payable was primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities was $65.1 million for the six months ended June 30, 2026, compared with $38.9 million for the six months ended June 30, 2025.
Capital Spending—Capital expenditures were $56.8 million for the six months ended June 30, 2026, compared with $30.9 million for the six months ended June 30, 2025. The $25.9 million increase primarily related to the purchase of machinery, equipment and tooling for our existing manufacturing facilities and initial investment in our Costa Rica manufacturing plant. We expect capital expenditures for 2026 to increase compared with 2025 to support our continued global manufacturing expansion plans. We expect to fund our capital expenditures using existing cash and financing.
Financing Activities
Net cash used in financing activities was $315.9 million for the six months ended June 30, 2026, compared with net cash used in financing activities of $65.8 million for the six months ended June 30, 2025.
Debt Issuance and Repayments—During the six months ended June 30, 2026, we repaid $9.1 million of debt, compared with payments of $26.4 million during the six months ended June 30, 2025. Additionally, during the six months ended June 30, 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used the proceeds along with proceeds of $75.7 million from the unwinding the related capped call options to partially fund the $541.5 million repurchase of a portion of our Convertible Senior Notes. During the six months ended June 30, 2025, we also received proceeds of $15.5 million from the refinancing of Term Loan B.
Proceeds and Repayments from Secured Borrowing—During the six months ended June 30, 2025, we received $36.1 million of cash advances from a third-party to whom we outsourced our insurance claim submissions process in a certain country and repaid $32.6 million of cash advances.
Proceeds from Option Exercises—Proceeds from option exercises were $0.5 million and $12.6 million for the six months ended June 30, 2026 and 2025, respectively. The $12.1 million decrease was primarily driven by fewer option exercises resulting from our lower stock price, and to a lesser extent, option exercises by a former executive in the prior year.
Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $16.2 million and $22.9 million for the six months ended June 30, 2026 and 2025, respectively. The $6.7 million decrease was primarily driven by tax payments related to the vesting of performance and restricted stock units for a former executive in the prior year.

Repurchase of Common Stock—During the six months ended June 30, 2026 and 2025, we repurchased common stock for an aggregate purchase price of $300.0 million and $30.1 million, respectively. Repurchases during the six months ended June 30, 2026 were made pursuant to accelerated share repurchase agreements discussed under “Capitalization—Share Repurchase Program.”
Free Cash Flow
Free cash flow was $145.4 million for the six months ended June 30, 2026, compared with $229.4 million for the six months ended June 30, 2025. The $83.9 million decrease in free cash flow primarily resulted from an increase in working capital outflow and an increase in capital expenditures, partially offset by an increase in operating income as adjusted for depreciation, amortization, and stock-based compensation expense.
Free cash flow is a non-GAAP measure, which should be considered supplemental to and not a substitute for our reported financial results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures.”
A reconciliation between net cash provided by operating activities (the most comparable U.S. GAAP measure) and free cash flow is as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$202.2	$260.3
Capital expenditures	(56.8)	(30.9)
Free cash flow	$145.4	$229.4
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(in millions)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$534.9	$716.1
Current portion of long-term debt	$18.9	$18.4
Long-term debt, net	$929.5	$930.8
Total debt, net	$948.4	$949.2
Total stockholders’ equity	$1,422.2	$1,515.2
Debt-to-total capital ratio	40%	39%
Net debt-to-total capital ratio	17%	9%
Credit Agreement
We have a $500 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At June 30, 2026, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when there are amounts of at least 35% of the aggregate Revolving Credit Facility outstanding. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, that contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Senior Unsecured Notes
Our senior unsecured notes contain leverage and fixed charge coverage ratio covenants, both of which are measured upon the incurrence of future debt, as well as other customary covenants, none of which we consider restrictive to our operations.
Share Repurchase Program
In February 2026, the Board of Directors extended our $125 million share repurchase program to December 31, 2027 and approved an additional $350 million in repurchases of common stock. Additionally, in February 2026, we entered into accelerated share repurchase agreements (“ASRs”) to repurchase $300 million of our common stock, which were completed by March 31, 2026. During the six months ended June 30, 2026, we repurchased approximately 1.25 million shares of common stock.
Commitments and Contingencies
Contractual Obligations
In 2026, we entered into a purchase agreement with NXP USA, Inc. pursuant to which we are committed to purchasing semi-conductor chips for approximately $77.4 million as of June 30, 2026.

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
•our ability to maintain and grow our customer base, including through expansion to additional international markets;
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
•our failure or that of our contract manufacturer or component suppliers to comply with the U.S. Food and Drug Administration’s quality system regulations, our or our contract manufacturer's ability to successfully implement quality inspection systems, or other manufacturing difficulties;

•extensive government regulation applicable to medical devices, as well as complex and evolving privacy, data protection and artificial intelligence laws;
•adverse regulatory or legal actions relating to current or future Omnipod products;
•potential adverse impacts resulting from a recall, or discovery of product safety issues, including potential adverse impacts relating to our recent medical device corrections;
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2026. Refer to “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our interest rate and foreign currency exchange risks.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on the evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
During the second quarter of 2026, no director or executive officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Item 6. Exhibits

Number	Description
3.1	Third Amended and Restated Bylaws of Insulet Corporation (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed May 21, 2026).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101	The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2026 and 2025

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2026 and 2025

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	August 5, 2026	/s/ Ashley A. McEvoy
Ashley A. McEvoy
Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2026	/s/ Flavia H. Pease
Flavia H. Pease
Chief Financial Officer, Executive Vice President (Principal Financial Officer)