Form 10-Q
period 2026-09-30
INSULET CORP
filed 2026-11-04
CIK 1145197

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________
Form 10-Q
 _____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 Par Value Per Share	PODD	The NASDAQ Stock Market, LLC

As of October 27, 2026, the registrant had 69,371,043 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
INSULET CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in millions, except share and per share data)	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$584.4	$716.1
Accounts receivable, net	689.0	516.9
Inventories	552.1	452.6
Prepaid expenses	56.4	82.3
Other current assets	159.7	146.0
Total current assets	2,041.5	1,914.0
Property, plant and equipment, net	918.6	819.5
Other intangible assets, net	114.8	117.1
Goodwill	51.6	51.6
Other assets	288.6	288.2
Total assets	$3,415.1	$3,190.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$162.2	$75.0
Accrued expenses and other current liabilities	633.1	586.7
Current portion of long-term debt	19.1	18.4
Total current liabilities	814.4	680.1
Long-term debt, net	943.0	930.8
Other liabilities	78.6	64.4
Total liabilities	1,836.0	1,675.2
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 authorized; 70,814,894 and 70,588,192 issued	0.1	0.1
Additional paid-in capital	1,329.0	1,274.9
Accumulated earnings	614.5	287.4
Accumulated other comprehensive (loss) income	(2.3)	12.5
Treasury stock, at cost; 1,447,918 and 197,374 shares	(363.3)	(60.4)
Deferred compensation	1.1	0.8
Total stockholders’ equity	1,579.1	1,515.2
Total liabilities and stockholders’ equity	$3,415.1	$3,190.4
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except share and per share data)	2026	2025	2026	2025
Revenue	$842.0	$521.7	$2,405.4	$1,412.7
Revenue to related party	—	184.5	—	511.6
Total revenue	842.0	706.3	2,405.4	1,924.3
Cost of revenue	209.9	196.2	681.7	553.0
Gross profit	632.1	510.1	1,723.8	1,371.3
Research and development expenses	91.6	77.2	269.4	210.2
Selling, general and administrative expenses	350.7	315.2	1,012.8	833.6
Operating income	189.8	117.7	441.5	327.5
Interest expense	(16.2)	(15.6)	(44.4)	(44.5)
Interest income	4.1	8.6	12.6	29.0
Loss on extinguishment of debt	(0.3)	—	(0.3)	(123.9)
Other (expense) income, net	(0.2)	12.1	(0.7)	11.2
Income before income taxes	177.2	122.8	408.9	199.3
Income tax expense	(36.1)	(35.2)	(81.7)	(53.9)
Net income	$141.1	$87.6	$327.1	$145.5

Earnings per share:
Basic	$2.03	$1.24	$4.70	$2.07
Diluted	$2.03	$1.24	$4.69	$2.05
Weighted-average number of common shares outstanding (in thousands):
Basic	69,359	70,367	69,548	70,343
Diluted	69,492	70,661	69,699	72,292
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$141.1	$87.6	$327.1	$145.5
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustment	(2.7)	(3.3)	(12.3)	29.3
Unrealized (loss) gain on cash flow hedges, net of tax	(1.5)	0.1	(2.4)	(3.9)
Other comprehensive (loss) income, net of tax	(4.1)	(3.2)	(14.7)	25.3
Comprehensive income	$136.9	$84.3	$312.4	$170.8

See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)
Three Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Stockholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at June 30, 2026	69,351	$0.1	$1,309.0	$473.5	$1.9	$(363.5)	$1.2	$1,422.2
Net income	—	—	—	141.1	—	—	—	141.1
Other comprehensive loss, net of tax	—	—	—	—	(4.1)	—	—	(4.1)
Exercise of options to purchase common stock	5	—	0.2	—	—	—	—	0.2
Stock-based compensation expense	—	—	20.5	—	—	—	—	20.5
Restricted stock units vested, net of shares withheld for taxes	11	—	(0.8)	—	—	—	—	(0.8)
Deferred compensation	—	—	—	—	—	0.1	(0.1)	—
Balance at September 30, 2026	69,367	$0.1	$1,329.0	$614.5	$(2.3)	$(363.3)	$1.1	$1,579.1

Three Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Deferred Compensation	Total Stockholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at June 30, 2025	70,391	$0.1	$1,379.4	$98.2	$15.4	$(31.0)	$0.9	$1,462.9
Net income	—	—	—	87.6	—	—	—	87.6
Other comprehensive loss, net of tax	—	—	—	—	(3.2)	—	—	(3.2)
Exercise of options to purchase common stock	32	—	4.6	—	—	—	—	4.6
Stock-based compensation expense	—	—	16.7	—	—	—	—	16.7
Restricted stock units vested, net of shares withheld for taxes	14	—	(2.3)	—	—	—	—	(2.3)
Repurchase of common stock	(91)	—	—	—	—	(29.6)	—	(29.6)
Conversion of Convertible Senior Notes	—	—	(144.8)	—	—	—	—	(144.8)
Settlement of capped call options	—	—	(7.8)	—	—	—	—	(7.8)
Balance at September 30, 2025	70,346	$0.1	$1,245.8	$185.8	$12.2	$(60.5)	$0.9	$1,384.1
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Deferred Compensation	Total Stockholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at December 31, 2025	70,391	$0.1	$1,274.9	$287.4	$12.5	$(60.4)	$0.8	$1,515.2
Net income	—	—	—	327.1	—	—	—	327.1
Other comprehensive loss, net of tax	—	—	—	—	(14.7)	—	—	(14.7)
Exercise of options to purchase common stock	14	—	0.7	—	—	—	—	0.7
Issuance of shares for employee stock purchase plan	72	—	8.9	—	—	—	—	8.9
Stock-based compensation expense	—	—	61.5	—	—	—	—	61.5
Restricted stock units vested, net of shares withheld for taxes	141	—	(16.9)	—	—	—	—	(16.9)
Repurchase of common stock, including excise tax	(1,251)	—	—	—	—	(302.5)	—	(302.5)
Deferred compensation	—	—	—	—	—	(0.3)	0.3	—
Balance at September 30, 2026	69,367	$0.1	$1,329.0	$614.5	$(2.3)	$(363.3)	$1.1	$1,579.1

Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Deferred Compensation	Total Stockholders’ Equity
(shares in thousands, dollars in millions)	Shares	Amount
Balance at December 31, 2024	70,196	$0.1	$1,184.4	$40.3	$(13.2)	$—	$—	$1,211.6
Net income	—	—	—	145.5	—	—	—	145.5
Other comprehensive income, net of tax	—	—	—	—	25.3	—	—	25.3
Exercise of options to purchase common stock	141	—	17.2	—	—	—	—	17.2
Issuance of shares for employee stock purchase plan	31	—	7.1	—	—	—	—	7.1
Stock-based compensation expense	—	—	42.4	—	—	—	—	42.4
Restricted stock units vested, net of shares withheld for taxes	162	—	(25.1)	—	—	—	—	(25.1)
Repurchase of common stock	(184)	—	—	—	—	(59.6)	—	(59.6)
Deferred compensation	—	—	—	—	—	(0.9)	0.9	—
Conversion of Convertible Senior Notes	—	—	(144.8)	—	—	—	—	(144.8)
Settlement of capped call options	—	—	164.6	—	—	—	—	164.6
Balance at September 30, 2025	70,346	$0.1	$1,245.8	$185.8	$12.2	$(60.5)	$0.9	$1,384.1
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in millions)	2026	2025
Cash flows from operating activities
Net income	$327.1	$145.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	81.1	66.0
Stock-based compensation expense	61.5	42.4
Deferred income taxes	28.5	42.7
Non-cash interest expense	2.1	5.4
Loss on extinguishment of debt	0.3	123.9
Gain on derivative asset	—	(12.5)
Provisions for credit losses	1.8	5.2
Other	0.6	5.0
Changes in operating assets and liabilities:
Accounts receivable	(179.6)	(43.4)
Accounts receivable - related party	—	(42.7)
Inventories	(103.0)	(4.7)
Prepaid expenses and other assets	(6.8)	(55.5)
Accounts payable	72.0	25.6
Accrued expenses and other liabilities	40.1	83.1
Net cash provided by operating activities	325.7	386.0
Cash flows from investing activities
Capital expenditures	(113.9)	(56.5)
Investments in developed software	(13.1)	(13.5)
Cash paid for investments	(5.0)	—
Net cash used in investing activities	(132.0)	(69.9)
Cash flows from financing activities
Proceeds from issuance of senior unsecured notes, net of issuance costs	—	440.7
Repayment of convertible debt	—	(1,052.2)
Settlement of capped call options	—	164.6
Proceeds from issuance of term loan B, net of issuance costs	30.0	15.5
Repayment of other debt	(43.7)	(33.4)
Proceeds from secured borrowings (Note 3)	—	49.4
Repayment of secured borrowings (Note 3)	(0.8)	(46.8)
Repurchase of common stock	(300.0)	(59.6)
Proceeds from the exercise of stock options	0.7	17.2
Proceeds from issuance of common stock under employee stock purchase plan	8.9	7.1
Payment of withholding taxes in connection with vesting of restricted stock units	(16.9)	(25.1)
Net cash used in financing activities	(321.9)	(522.8)
Effect of exchange rates on cash and cash equivalents	(3.5)	10.8
Net decrease in cash and cash equivalents	(131.7)	(195.9)
Cash and cash equivalents, beginning of period	716.1	953.4
Cash and cash equivalents, end of period	$584.4	$757.4

Supplemental disclosure of cash flow information:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$30.4	$3.1
Purchases of property, plant and equipment included in long-term debt	$25.0	$3.5
See notes to condensed consolidated financial statements. Amounts may not add due to rounding.

INSULET CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements reflect the consolidated operations of Insulet Corporation and its subsidiaries (“Insulet” or the “Company”). The unaudited condensed financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from those estimates. In management’s opinion, the unaudited condensed financial statements contain all normal recurring adjustments necessary for a fair statement of the interim results reported. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results for the full year ending December 31, 2026 or for any subsequent interim period. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts may not recalculate and columns and rows within tables may not add due to rounding.
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
Fair Value Measurements
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. To measure the fair value of assets and liabilities, the Company uses the following fair value hierarchy based on three levels of input:
Level 1—observable inputs, such as quoted prices in active markets for identical assets or liabilities;
Level 2—significant other observable inputs that are observable either directly or indirectly; and
Level 3—significant unobservable inputs for which there is little or no market data, which require the Company to develop its own assumptions.
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
Accounting Standards Issued and Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated disclosure of expenses included in certain expense captions presented in the statements of income as well as additional disclosures about selling expenses. The Company intends to adopt these new disclosure requirements beginning with its annual filing for 2027, as required. The guidance may be applied prospectively or retrospectively. The Company is currently evaluating the impact of this guidance.

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
Note 2. Revenue and Contract Acquisition Costs
The following table summarizes the Company’s disaggregated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
U.S.	$570.4	$497.1	$1,630.1	$1,352.0
International	266.2	202.1	760.8	540.2
Total Omnipod products	836.6	699.2	2,390.9	1,892.2
Drug Delivery	5.5	7.1	14.6	32.2
Total revenue	$842.0	$706.3	$2,405.4	$1,924.3
The percentages of total revenue attributable to customers that represented 10% or more of total revenue were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Distributor A	28%	28%	25%	27%
Distributor B	18%	26%	20%	26%
Distributor C	20%	24%	21%	24%
Deferred revenue related to unsatisfied performance obligations was included in the following consolidated balance sheet accounts in the amounts shown:

(in millions)	September 30, 2026	December 31, 2025
Accrued expenses and other current liabilities	$14.6	$14.0
Other liabilities	2.3	1.5
Total Deferred Revenue	$16.9	$15.5
Revenue recognized from amounts included in deferred revenue at the beginning of each respective period was as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Deferred revenue recognized	$12.6	$10.3

Capitalized contract acquisition costs, representing capitalized commission costs related to new customers, net of amortization, were included in the following consolidated balance sheet captions in the amounts shown:

(in millions)	September 30, 2026	December 31, 2025
Other current assets	$27.6	$25.3
Other assets	56.4	53.0
Total capitalized contract acquisition costs, net	$84.0	$78.4
The Company recognized $6.8 million and $5.9 million of amortization of capitalized contract acquisition costs during the three months ended September 30, 2026 and 2025, respectively, and recognized $19.8 million and $16.5 million of amortization of capitalized contract acquisition costs during the nine months ended September 30, 2026 and 2025, respectively.
Note 3. Accounts Receivable, Net
Accounts receivable, net were comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Accounts receivable trade, net	$679.7	$511.3
Unbilled receivables	9.3	5.7
Accounts receivable, net	$689.0	$516.9
The percentages of accounts receivable trade for customers that represent 10% or more of total accounts receivable trade were as follows:

	September 30, 2026	December 31, 2025
Distributor A	38%	37%
Distributor B	17%	20%
Distributor C	12%	10%
The Company outsourced insurance claim submission activities in one of its international markets. Under this agreement, in 2025, the Company transferred certain receivables in exchange for cash in advance. If the third-party service provider was unable to collect on the transferred receivables, the third-party service provider had recourse to the Company. This arrangement was accounted for as a secured borrowing with a pledge of collateral as the transfer did not meet the criteria for sale accounting. The proceeds from and repayments of secured borrowings are reflected as cash flows provided by (used in) financing activities in the consolidated statement of cash flows. This arrangement was discontinued in 2025.
Note 4. Inventories
Inventories were comprised of the following:

(in millions)	September 30, 2026	December 31, 2025
Raw materials	$252.1	$194.1
Work in process	52.7	64.6
Finished goods	247.3	193.9
Total inventories	$552.1	$452.6

Note 5. Cloud Computing Costs
Capitalized costs to implement cloud computing arrangements at cost and accumulated amortization were as follows:

(in millions)	September 30, 2026	December 31, 2025
Short-term portion	$36.2	$46.0
Long-term portion	219.9	159.1
Total capitalized implementation costs	256.2	205.1
Less: accumulated amortization	(132.2)	(94.4)
Capitalized implementation costs, net	$124.0	$110.7
Amortization expense was $13.4 million and $8.4 million for the three months ended September 30, 2026 and 2025, respectively, and was $37.8 million and $23.9 million for the nine months ended September 30, 2026 and 2025, respectively.
Note 6. Goodwill and Other Intangible Assets, Net
There were no changes to the carrying amount of goodwill during the nine months ended September 30, 2026.
The gross carrying amount, accumulated amortization and net book value of intangible assets at the end of each period were as follows:

	September 30, 2026			December 31, 2025
(in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$43.1	$(37.1)	$6.0	$43.2	$(35.8)	$7.4
Internal-use software	81.1	(23.4)	57.8	68.3	(14.1)	54.2
Developed technology	28.3	(8.5)	19.8	28.3	(6.9)	21.4
Patents	44.0	(12.7)	31.3	44.0	(9.9)	34.2
Total intangible assets	$196.5	$(81.7)	$114.8	$183.8	$(66.7)	$117.1
Note 7. Accrued Expenses and Other Current Liabilities
The components of accrued expenses and other current liabilities were as follows:

(in millions)	September 30, 2026	December 31, 2025
Accrued rebates	$275.4	$205.5
Employee compensation and related costs	157.9	209.2
Professional and consulting services	62.3	58.2
Other	137.4	113.9
Accrued expenses and other current liabilities	$633.1	$586.7
Product Warranty Costs
The Company provides a four-year warranty on its Controllers and Personal Diabetes Managers (“PDMs”) sold in the United States and Europe and a five-year warranty on Controllers and PDMs sold in Canada. The Company may also replace Pods that do not function in accordance with product specifications. The Company estimates its product warranty obligation at the time products are shipped based on historical experience and the estimated cost to service warranty claims. Costs to service warranty claims include current product costs, reclaim costs, shipping and handling costs, and direct and incremental distribution and customer service support costs. Because the Company continues to introduce new products and versions, it also considers anticipated product performance over the warranty period when estimating its warranty reserves. Warranty expense is recorded in cost of revenue in the consolidated statements of income.

Reconciliations of the changes in the Company’s product warranty liability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$33.4	$17.1	$16.8	$13.9
Warranty expense	10.3	6.1	62.8	20.5
Changes in estimate	(7.0)	—	(10.7)	—
Warranty fulfillment	(13.9)	(6.5)	(46.1)	(17.7)
Currency translation	—	—	(0.1)	—
Balance at end of period	$22.8	$16.7	$22.8	$16.7
During the nine months ended September 30, 2026, the Company issued two voluntary medical device corrections (“MDCs”), one in March and one in May, related to separate manufacturing issues that caused a tear in the cannula of certain Omnipod products. The Company accrued an estimated liability of $37.0 million associated with the MDCs during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company reduced its estimated MDC-related warranty liability by $7.0 million and $10.7 million, respectively, to reflect fewer Pod replacements than initially estimated.
Note 8. Debt
The components of debt consisted of the following:

		September 30, 2026	December 31, 2025
(in millions)	Maturity Date	Amount	Amount
Equipment financings	2028	$24.9	$34.9
Costa Rica plant financing	2028	25.1	—
Revolving Credit Facility	2030	—	—
Term Loan B	2031	473.8	477.5
Senior Unsecured Notes	2033	450.0	450.0
Unamortized debt discount		(3.0)	(3.5)
Debt issuance costs		(8.6)	(9.7)
Total debt, net		962.2	949.2
Less: current portion		19.1	18.4
Total long-term debt, net		$943.0	$930.8
Senior Secured Credit Agreement
In September 2026, the Company amended its senior secured credit agreement, refinancing the $475 million outstanding principal balance of its Term Loan B and reducing the applicable interest rate from Secured Overnight Financing Rate (“SOFR”) plus 2.00% to SOFR plus 1.75%. The refinancing was accounted for as a combination of debt modifications, extinguishments, and new debt issuances and resulted in a $0.3 million loss on extinguishment of debt related to the write-off of unamortized debt discount and issuance costs. In addition, borrowings under the Revolving Credit Facility now bear interest at a rate of SOFR plus an applicable margin of 1.25% to 1.75% based on the Company’s total leverage ratio, and the borrowing capacity under the Revolving Credit Facility was increased to $750 million.
Costa Rica Plant Financing
In 2025, the Company entered into an agreement for the construction and future purchase of a manufacturing plant in Costa Rica. The arrangement includes a finance lease for the land, with the related lease liability recorded in long-term debt. The construction of the manufacturing plant is a build-to-suit arrangement that does not qualify as a sale-leaseback. Accordingly, the Company is considered the accounting owner of the facility during the construction period. Costs financed by the seller are recorded as construction-in-process within property, plant and equipment, net on the consolidated balance sheet, with a corresponding obligation recorded in long-term debt. In April 2026, the Company entered into an agreement to guarantee potential future payments related to the seller’s loan used to finance construction of the manufacturing plant. The maximum potential amount of future payments under the guarantee is $97 million.

Senior Unsecured Notes
In March 2025, the Company issued an aggregate principal amount of $450 million of 6.5% senior unsecured notes due in April 2033. The net proceeds of $440.7 million were used to repurchase a portion of the Convertible Senior Notes.
Convertible Senior Notes
During the three months ended September 30, 2025, the Company paid $510.7 million in cash to redeem all of the remaining 0.375% Convertible Senior Notes due September 2026 (the “Convertible Notes”) that were previously outstanding. The difference between the cash paid and the $380.1 million aggregate principal amount outstanding ($378.5 million net of issuance costs) upon conversion was recorded to additional paid in capital. During the nine months ended September 30, 2025, the Company repurchased all outstanding Convertible Notes ($796.0 million net of issuance costs) for $1,052.2 million in cash, which resulted in a $123.9 million loss on extinguishment and a $132.3 million decrease to additional paid in capital for the portion that was converted. Additionally, during the nine months ended September 30, 2025, the Company received $164.6 million of proceeds from the settlement of capped call options.
Note 9. Financial Instruments and Fair Value
Financial Instruments Disclosed at Fair Value
The following tables provide a summary of the significant financial instruments that are disclosed at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2026
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$—	$475.8	$—	$475.8
Senior Unsecured Notes(1)	—	440.9	—	440.9
Equipment financings(2)	—	—	24.9	24.9
Costa Rica plant financing(2)	—	—	25.1	25.1
Total	$—	$916.7	$50.0	$966.7

	Fair Value Measurements at December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Total
Term Loan B(1)	$482.3	$—	$—	$482.3
Senior Unsecured Notes(1)	469.2	—	—	469.2
Equipment financings(2)	—	—	34.8	34.8
Total	$951.4	$—	$34.8	$986.2
(1) Fair value was determined using quoted market prices and estimated current rates offered for similar debt under current market conditions. During the three months ended September 30, 2026, the Company began classifying these financial instruments as Level 2 because their fair values were determined using observable market inputs other than quoted prices in active markets for identical instruments.
(2) Fair value approximates carrying value and was determined using the cost basis.
Financial Instruments Measured at Fair Value on a Recurring Basis
The total carrying value of the Company’s investments in money market mutual funds was $293.2 million and $577.4 million at September 30, 2026 and December 31, 2025, respectively. The fair value of money market mutual funds are classified as Level 1 in the fair value hierarchy, and their fair value represents their carrying amount.
The Company enters short-term term and time deposits with varying maturity dates ranging from one week to 30 days. Based on their maturity dates, the Company has classified these investments within cash and cash equivalents in the consolidated balance sheets. These investments are not subject to fair value measurement.
Equity Securities Measured at Fair Value on a Non-Recurring Basis
The total carrying value of the Company’s investments in equity securities without readily determinable fair values was $24.1 million and $19.1 million at September 30, 2026 and December 31, 2025, respectively, and was included within other assets on the consolidated balance sheets. These investments are carried at cost less impairment, if any. If an observable price change in orderly transactions for the identical or similar investment in the same issuer is identified, the investments are measured at fair value as of the date that the observable transaction occurred and categorized as Level 2 in the fair value hierarchy.

Note 10. Derivative Instruments
The Company manages interest rate exposure using interest rate swaps with financial institutions as counterparties. Under the Company’s interest rate swap agreements, the Company receives variable rate interest payments and pays fixed interest at a weighted average rate of 3.47% on a total notional value of $460.0 million of its Term Loan B. The Company has designated the interest rate swaps as cash flow hedges.
The Company measures interest rate swaps at fair value on a recurring basis. As of September 30, 2026, the fair value of the interest rate swaps was insignificant.
As of September 30, 2026, net gains related to the interest rate swaps included in accumulated other comprehensive income and expected to be reclassified into the statement of income over the next 12 months was insignificant.
Note 11. Commitments and Contingencies
Legal Proceedings
The Company is, from time to time, involved in various legal proceedings in the normal course of business, including intellectual property, contract, employment, and product liability suits. Although the results of such legal proceedings cannot be predicted with certainty, as of September 30, 2026 the Company believes it is not currently a party to any legal proceedings for which a material loss was considered probable or for which the amount (or range) of loss was reasonably estimable.
Hu v. Insulet Corporation, et al.—On July 2, 2026, a putative securities class action, Hu v. Insulet Corporation, et al. (No. 1:26-cv-13062-LTS), was filed in the U.S. District Court for the District of Massachusetts against the Company and certain current and former executives and directors. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, arising from allegedly false and misleading public statements regarding the quality and safety of the Company’s Omnipod products. The complaint is brought on behalf of a putative class of those who purchased or otherwise acquired Insulet securities between February 21, 2025 and May 26, 2026, and seeks relief including damages and costs, including attorneys’ fees. On September 15, 2026, the court appointed a lead plaintiff. On September 30, 2026, the court entered an order providing that the lead plaintiff shall file an amended complaint by December 10, 2026, and defendants shall move to dismiss or otherwise respond to the amended complaint by February 15, 2027. Based on the information currently available, the Company cannot predict the ultimate outcome of this litigation or reasonably estimate the amount or range of any possible loss, and accordingly, no accrual has been recorded in the Company’s condensed consolidated financial statements.
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
On May 28, 2026, after briefing and argument in the appeal, the Federal Circuit reversed the district court’s judgment, concluding that Insulet’s claims are barred by the Defend Trade Secret Act’s three-year statute of limitations. Defendants then filed an unopposed motion to modify the partial stay of the permanent injunction while Insulet seeks further review of the Federal Circuit’s decision. On June 22, 2026, the Federal Circuit granted Defendants’ motion, ordering that “[t]he partial stay as to Paragraphs 6 and 7 of the district court’s April 24, 2025 permanent injunction [prohibiting Defendants’ possession of the trade secrets or sales of any product derived from them] is extended to conduct occurring in the Republic of Korea, the European Union, Qatar, Saudi Arabia, and the United Arab

Emirates.” The Federal Circuit’s June 22, 2026 order also provides that, if Insulet’s forthcoming petition for rehearing of the Federal Circuit’s decision “is granted, Insulet may move to rescind th[e] partial stay.” The Federal Circuit denied Insulet’s petition for rehearing on October 19, 2026. Since the Company had not previously recorded the damages awarded, the reversal of the judgment had no impact on the Company’s condensed consolidated financial statements.
Note 12. Segment and Geographic Data
The Company’s product offerings consist of the Omnipod platform and drug delivery device based on the Omnipod platform. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated on a regular basis by the chief operating decision-maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance of the segment. The Company operates under one reportable segment. The Company has concluded that its Chief Executive Officer (“CEO”) is the CODM as the CEO is the ultimate decision maker for key operating decisions, determining the allocation of resources and assessing the financial performance of the Company. The Company’s CODM uses operating income and net income to monitor actual results against forecast and budget to identify business trends, assess operating performance, and modify capital allocation as necessary.
Geographic information about revenue, based on customer location, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
U.S.	$575.9	$504.2	$1,644.6	$1,384.1
International	266.2	202.1	760.8	540.2
Total revenue	$842.0	$706.3	$2,405.4	$1,924.3
There were no significant segment expenses regularly provided to the CODM, other than cost of goods sold, research and development expenses, and selling, general and administrative expenses, which are reported in the Company’s condensed consolidated statements of income for the three and nine months ended September 30, 2026 and 2025.
Geographic information about long-lived assets, net, excluding goodwill and other intangible assets is as follows:

(in millions)	September 30, 2026	December 31, 2025
U.S.	$469.2	$472.5
Malaysia	245.7	220.0
Other	203.7	126.9
Total	$918.6	$819.5
Note 13. Equity
Stock-Based Compensation Expense
Compensation expense related to stock-based awards was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$0.2	$0.2	$0.7	$0.6
Research and development expenses	3.5	3.1	10.3	8.7
Selling, general and administrative expenses	16.8	13.4	50.5	33.2
Total	$20.5	$16.7	$61.5	$42.4

Share Repurchase Program
In February 2026, the Board of Directors extended the Company’s $125 million share repurchase program to December 31, 2027 and authorized an additional $350 million of common stock repurchases under the program. Additionally, in February 2026, the Company entered into accelerated share repurchase agreements (“ASRs”) to repurchase $300 million of the Company’s common stock, which were completed by March 31, 2026. The Company had $115.4 million of remaining authorization under the share repurchase program as of September 30, 2026.
In October 2026, the Board of Directors authorized a $1 billion common stock repurchase program, effective through December 31, 2028.
Note 14. Income Taxes
The Company’s effective tax rate was 20.4% and 20.0% for the three and nine months ended September 30, 2026, respectively. For both the three and nine months ended September 30, 2026, the effective tax rate was slightly lower than the U.S. statutory rate primarily due to U.S. research and development credits, a favorable mix of jurisdictional profits, and improved utilization of foreign tax credits, partially offset by state income taxes and permanent differences.
The Company’s effective tax rate was 28.7% and 27.0% for the three and nine months ended September 30, 2025, respectively. For both the three and nine months ended September 30, 2025, the effective tax rate was higher than the U.S. statutory rate primarily due to non-deductible charges related to the repurchase of the Company’s Convertible Senior Notes.
Note 15. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and, when dilutive, common share equivalents. The computation of basic and diluted earnings per share was as follows:

(in millions, except share and per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$141.1	$87.6	$327.1	$145.5
Add back interest expense, net of tax	—	—	—	2.8
Net income, diluted	$141.1	$87.6	$327.1	$148.3

Weighted average number of common shares outstanding, basic (in thousands)	69,359	70,367	69,548	70,343
Restricted stock units	101	201	113	197
Stock options	31	93	39	107
Convertible Senior Notes	—	—	—	1,645
Weighted average number of common shares outstanding, diluted (in thousands)	69,492	70,661	69,699	72,292

Earnings per share:
Basic	$2.03	$1.24	$4.70	$2.07
Diluted	$2.03	$1.24	$4.69	$2.05
The number of common share equivalents excluded from the computation of diluted earnings per share because either the effect would have been antidilutive or the performance criteria related to the units had not yet been met were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Restricted stock units	760	418	704	427
Stock options	366	125	317	131
Total	1,125	543	1,021	558

Note 16. Accumulated Other Comprehensive Income
Changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(2.2)	$(0.3)	$4.4	$1.9	$7.5	$(0.3)	$5.3	$12.5
Other comprehensive income (loss) before reclassifications	(2.7)	—	(5.8)	(8.5)	(12.3)	—	(15.3)	(27.5)
Amounts reclassified to net income (1)	—	—	4.3	4.3	—	—	12.8	12.8
Balance at the end of period	$(4.8)	$(0.3)	$2.9	$(2.3)	$(4.8)	$(0.3)	$2.9	$(2.3)

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
(in millions)	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income	Foreign Currency Translation Adjustment	Unrealized Loss on Available-for-sale Securities	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$10.3	$(0.3)	$5.3	$15.4	$(22.3)	$(0.3)	$9.4	$(13.2)
Other comprehensive income (loss) before reclassifications	(3.3)	—	(5.0)	(8.3)	29.3	—	(19.5)	9.8
Amounts reclassified to net income (1)	—	—	5.1	5.1	—	—	15.6	15.6
Balance at the end of period	$7.0	$(0.3)	$5.5	$12.2	$7.0	$(0.3)	$5.5	$12.2
(1) Amounts are presented net of income taxes, which are insignificant. There is no income tax impact on currency translation adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the accompanying notes included in this quarterly report. The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs, which are subject to risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those discussed under the headings “Risk Factors” and “Forward-Looking Statements” in both our Annual Report on Form 10-K for the year ended December 31, 2025 and in this quarterly report. Amounts have been calculated using actual, non-rounded figures; accordingly, amounts, percentages, and basis points may not recalculate, and columns and rows within tables may not add due to rounding.
Overview
Our mission is to transform the lives of people with diabetes. We develop, manufacture, and sell proprietary continuous insulin delivery systems for people with insulin-dependent diabetes. Our Omnipod platform includes our latest-generation Omnipod 5 and its predecessor, Omnipod DASH, both of which eliminate the need for multiple daily injections using syringes or insulin pens and avoid the need for a traditional insulin pump and tubing. Omnipod DASH features a secure Bluetooth enabled Pod that is controlled through a smartphone-like Personal Diabetes Manager (“PDM”) with a color touch screen user interface. Omnipod 5, which builds on our Omnipod DASH mobile platform, is a tubeless automated insulin delivery (“AID”) system that integrates with a continuous glucose monitor (“CGM”) to automate insulin delivery and is fully controlled by a compatible personal smartphone or the Omnipod 5 Controller. It is indicated for people with type 1 diabetes and, in the United States, for adults with type 2 diabetes. The CGM is sold separately by third parties. The Omnipod 5 Pod integrates with Dexcom, Inc.’s G6 and G7 CGMs and with Abbott Diabetes Care, Inc.’s (“Abbott”) FreeStyle Libre 2 Plus sensor (“Libre 2 Plus”) in various markets. In June 2026, we expanded U.S. compatibility to include Abbott’s FreeStyle Libre 3 Plus sensor (“Libre 3 Plus”) and announced the U.S. rollout of Omnipod 5 algorithm enhancements, including a lower target glucose setting of 100 mg/dL. In addition, we recently expanded Omnipod 5 integration with Libre 3 Plus to 10 additional countries.
Our financial objective is to sustain profitable growth. To support this objective, we continue to expand the availability of Omnipod 5 in international markets. In February 2026, we launched Omnipod 5 and Omnipod Discover®, our web-based data platform designed for Omnipod 5 users, their caregivers, and healthcare providers, in five countries in the Middle East, and in July 2026, we launched Omnipod 5 and Omnipod Discover in Spain. In addition, in October, we launched Omnipod Discover in the United States. We are also strengthening our international commercial organization and advancing regulatory, reimbursement, and market development initiatives to support future launches in additional markets.
In the United States, we sell our products through the pharmacy channel, which expands access and improves affordability by eliminating upfront costs. We also continue to increase awareness of Omnipod products through our direct-to-consumer advertising programs.
We continue to advance key product innovation initiatives, including expanding smartphone integration and CGM compatibility for Omnipod 5 and enhancing the customer experience through digital product and data capabilities. We are progressing the development of Omnipod 6, our next-generation AID system, and have completed enrollment for the type 1 diabetes cohort in our STRIVE 2 study. In addition, we continue to advance the development of our fully closed-loop AID system for people with type 2 diabetes, including completion of enrollment in the EVOLVE pivotal study, which is intended to support a planned 510(k) submission in 2027.
Finally, we continue to strengthen our global manufacturing capabilities, including investing in a new manufacturing plant in Costa Rica, to support our continued growth and future demand.
Results of Operations
Factors Affecting Operating Results
Our Pod is intended to be used continuously for up to three days, after which it may be replaced with a new disposable Pod. The unique patented design of the Omnipod allows us to provide Pod therapy at a relatively low or no up-front investment in regions where reimbursement allows for it. Our pay-as-you-go pricing model reduces the up-front financial risk for third-party payors. As we grow our customer base, we expect to generate an increasing portion of our revenues through sales of our disposable Pods, which provide a recurring revenue stream.
During the nine months ended September 30, 2026, we issued two voluntary medical device corrections (“the MDCs”), one in March and one in May, related to separate manufacturing issues that caused a tear in the cannula of certain Omnipod products. We recorded a net charge of $38.5 million associated with the MDCs during the nine months ended September 30, 2026. We estimate total costs associated with the MDCs will be approximately $50 million, most of which we expect to incur in 2026.

Revenue

	Three Months Ended September 30,
(dollars in millions)	2026	2025	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$570.4	$497.1	14.7%	—%	14.7%
International	266.2	202.1	31.7%	(1.3)%	33.0%
Total Omnipod Products	836.6	699.2	19.7%	(0.4)%	20.0%
Drug Delivery	5.5	7.1	(22.7)%	—%	(22.7)%
Total	$842.0	$706.3	19.2%	(0.4)%	19.6%

	Nine Months Ended September 30,
(dollars in millions)	2026	2025	Percent Change	Currency Impact	Constant Currency(1)
U.S.	$1,630.1	$1,352.0	20.6%	—%	20.6%
International	760.8	540.2	40.8%	4.4%	36.4%
Total Omnipod Products	2,390.9	1,892.2	26.4%	1.3%	25.1%
Drug Delivery	14.6	32.2	(54.7)%	—%	(54.7)%
Total	$2,405.4	$1,924.3	25.0%	1.2%	23.8%
(1) Constant currency revenue growth is a non-GAAP financial measure and should be considered supplemental to, and not a substitute for, financial results prepared in accordance with GAAP. See “Non-GAAP Financial Measures.”
Total revenue for the three months ended September 30, 2026 increased $135.8 million, or 19.2%, to $842.0 million, compared with $706.3 million for the three months ended September 30, 2025. Total revenue for the nine months ended September 30, 2026 increased $481.1 million, or 25.0%, to $2.4 billion, compared with $1.9 billion for the nine months ended September 30, 2025. Constant currency revenue growth of 19.6% and 23.8% for the three and nine months ended September 30, 2026, respectively, was primarily driven by higher sales volume resulting from growth in our customer base.
U.S.
Revenue from the sale of Omnipod products in the U.S. increased $73.3 million, or 14.7%, to $570.4 million for the three months ended September 30, 2026, compared with $497.1 million for the three months ended September 30, 2025. Revenue from the sale of Omnipod products in the U.S. increased $278.1 million, or 20.6%, to $1,630.1 million for the nine months ended September 30, 2026, compared with $1,352.0 million for the nine months ended September 30, 2025. The increases in periods primarily resulted from higher sales volume due to growth in our customer base.
As discussed in Note 1 to our condensed consolidated financial statements, certain sales to one of our distributors were considered related party transactions during a portion of 2025. Revenue from the sale of Omnipod products in the U.S. included $184.5 million and $511.6 million of sales to this distributor for the three and nine months ended September 30, 2025, respectively.
International
Revenue from the sale of Omnipod products in our international markets increased $64.1 million, or 31.7%, to $266.2 million for the three months ended September 30, 2026, compared with $202.1 million for the three months ended September 30, 2025. Excluding the 1.3% unfavorable impact of foreign currency exchange rates, the remaining 33.0% increase in revenue was primarily due to higher volumes from our growing customer base and, to a lesser extent, higher average selling prices associated with the transition from Omnipod DASH to Omnipod 5.
Revenue from the sale of Omnipod products in our international markets increased $220.6 million, or 40.8%, to $760.8 million for the nine months ended September 30, 2026, compared with $540.2 million for the nine months ended September 30, 2025. Excluding the 4.4% favorable impact of foreign currency exchange rates, the remaining 36.4% increase in revenue was primarily due to higher volumes from our growing customer base and, to a lesser extent, higher average selling prices associated with the transition from Omnipod DASH to Omnipod 5.
Drug Delivery
Substantially all of our Drug Delivery revenue consists of sales of Pods to Amgen for use in the Neulasta® Onpro® kit, a delivery system for Amgen’s Neulasta to help reduce the risk of infection after intense chemotherapy. Drug Delivery revenue was $5.5 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $14.6 million and $32.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $1.6 million and $17.6 million decreases for the three and nine months ended September 30, 2026, respectively, were driven by lower order volumes.

Costs and Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Cost of revenue	$209.9	24.9%	$196.2	27.8%	$681.7	28.3%	$553.0	28.7%
Research and development expenses	$91.6	10.9%	$77.2	10.9%	$269.4	11.2%	$210.2	10.9%
Selling, general and administrative expenses	$350.7	41.7%	$315.2	44.6%	$1,012.8	42.1%	$833.6	43.3%
Cost of Revenue
Cost of revenue for the three months ended September 30, 2026 increased $13.7 million, or 7.0%, to $209.9 million, compared with $196.2 million for the three months ended September 30, 2025. Gross margin was 75.1% for the three months ended September 30, 2026, compared with 72.2% for the three months ended September 30, 2025. The 280 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies and, to a lesser extent, a 90 basis point benefit from an adjustment to our estimated warranty accrual associated with the voluntary MDCs, reflecting fewer Pod replacements than originally estimated.
Cost of revenue for the nine months ended September 30, 2026 increased $128.7 million, or 23.3%, to $681.7 million, compared with $553.0 million for the nine months ended September 30, 2025. Gross margin was 71.7% for the nine months ended September 30, 2026, compared with 71.3% for the nine months ended September 30, 2025. The 40 basis point increase in gross margin was primarily driven by improved manufacturing efficiencies, partially offset by higher warranty costs resulting from the voluntary MDCs discussed under “Factors Affecting Operating Results” and higher inventory excess and obsolescence reserves associated with the transition to our new Pod configurations.
We do not expect tariffs to have a significant impact on our gross margin in 2026; however, the elimination of the current exemption for certain medical devices would have a material impact on our gross margin and results of operations in future periods.
Research and Development Expenses
Research and development expenses for the three months ended September 30, 2026 increased $14.4 million, or 18.7%, to $91.6 million, compared with $77.2 million for the three months ended September 30, 2025. Research and development expenses for the nine months ended September 30, 2026 increased $59.2 million, or 28.2%, to $269.4 million, compared with $210.2 million for the nine months ended September 30, 2025. The increases in research and development expenses for both periods were primarily due to continued investment in our Omnipod and pipeline products, including Omnipod 6, our next-generation AID system, and a fully closed-loop AID system for type 2 diabetes, partially offset by a reduction in incentive compensation expense due to lower expected achievement of company performance targets in the current year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended September 30, 2026 increased $35.5 million, or 11.3%, to $350.7 million, compared with $315.2 million for the three months ended September 30, 2025. Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $179.2 million, or 21.5%, to $1,012.8 million, compared with $833.6 million for the nine months ended September 30, 2025. The increases for both periods were primarily attributable to higher personnel-related costs driven by increased headcount across our commercial, customer experience, regulatory, quality and other support functions, partially offset by a reduction in incentive compensation expense due to lower expected achievement of company performance targets in the current year. The increases also reflected higher spending on commercial support programs and consulting services. For the nine months ended September 30, 2026, the increase was further driven by higher depreciation and amortization expense associated with technology investments.
Non-Operating Items
Interest Expense and Income
Interest expense increased $0.5 million to $16.2 million for the three months ended September 30, 2026, compared with $15.6 million for the three months ended September 30, 2025, primarily due to fees associated with the refinancing of our Term Loan B in September 2026. For the nine months ended September 30, 2026, interest expense of $44.4 million was comparable to the prior-year period, as fees associated with the refinancing of our Term Loan B in September were comparable to the debt transaction costs incurred in the prior-year period associated with the issuance of senior unsecured notes and the repurchase of convertible notes.
Interest income decreased $4.5 million to $4.1 million for the three months ended September 30, 2026, compared with $8.6 million for the three months ended September 30, 2025. Interest income decreased $16.3 million to $12.6 million for the nine months ended September 30, 2026, compared with $29.0 million for the nine months ended September 30, 2025. The decreases for both periods were primarily due to lower average cash and investment balances.

We expect net interest expense for the full year 2026 to increase to approximately $40 million, primarily due to lower interest income.
Loss on Extinguishment of Debt
During both the three and nine months ended September 30, 2026, we recorded a $0.3 million loss on extinguishment of debt associated with the refinancing of our Term Loan B. During the nine months ended September 30, 2025, we repurchased all outstanding Convertible Notes ($796.0 million, net of issuance costs) for $1,052.2 million in cash, resulting in a $123.9 million loss on extinguishment of debt and a $132.3 million decrease in additional paid-in capital related to the portion of the Convertible Notes that was converted. Refer to Note 8 to our condensed consolidated financial statements for additional information.
Other income (expense), net
Other expense, net was $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively. Other income, net was $12.1 million and $11.2 million for the three and nine months ended September 30, 2025, respectively. Other income, net for both the three and nine months ended September 30, 2025 included a $12.5 million gain resulting from the change in fair value of the derivative asset associated with the redemption of our Convertible Senior Notes.
Income Tax Expense
Our effective tax rate was 20.4% and 20.0% for the three and nine months ended September 30, 2026, respectively, compared with 28.7% and 27.0% for the three and nine months ended September 30, 2025, respectively. The decreases in the effective tax rate in both periods were primarily due to the non-deductible loss on extinguishment of debt associated with the repurchase of our Convertible Senior Notes in the prior year and changes in the jurisdictional profit mix.
The Organization for Economic Co-operation and Development (“OECD”) and participating countries continue to advance the implementation of a 15% global minimum corporate tax (“Pillar Two”). Certain jurisdictions in which we operate, including the Netherlands and the United Kingdom, enacted legislation implementing aspects of Pillar Two during 2025. In January 2026, the OECD issued additional administrative guidance affecting the application of certain Pillar Two provisions to U.S.-parented multinational groups. We remain subject to Qualified Domestic Minimum Top-Up Taxes enacted by certain jurisdictions. Pillar Two did not have a material impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2026; however, we continue to monitor developments and evaluate the potential impact on future periods.
During 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, changes to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation includes multiple effective dates for various provisions through 2027. Our effective tax rate for 2026 is affected by changes to the allocation of research and development expenses for purposes of the Foreign-Derived Deduction-Eligible Income (“FDDEI”) and other international tax reforms enacted under the OBBBA. The effects of the legislation were not material to our condensed consolidated financial statements for the three and nine months ended September 30, 2026.

Adjusted EBITDA(1)
The table below presents reconciliations of Adjusted EBITDA, a non-GAAP financial measure, to net income, the most directly comparable financial measure prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$141.1	$87.6	$327.1	$145.5
Interest expense, net	12.1	7.0	31.7	15.5
Income tax expense	36.1	35.2	81.7	53.9
Depreciation and amortization	28.2	22.0	81.1	66.0
Stock-based compensation expense(2)	20.5	16.7	61.5	42.4
Voluntary MDCs and related costs(3)	(4.5)	—	32.2	—
CFO and CEO transitions(4)	—	4.0	(0.5)	9.4
Loss on extinguishment of debt(5)	0.3	—	0.3	123.9
Gain on derivative asset(6)	—	(12.5)	—	(12.5)
Losses on investments(7)	—	—	—	7.5
Adjusted EBITDA	$233.7	$160.0	$615.1	$451.5
(1) Adjusted EBITDA should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures.”
(2) Amounts for the three and nine months ended September 30, 2025 include $1.0 million and $11.7 million, respectively, related to the reversal of stock-based compensation expense associated with the departure of the Company’s former Chief Executive Officer (CEO).
(3) Represents estimated warranty and related costs associated with the voluntary MDCs. Refer to “Factors Affecting Operating Results” for additional information.
(4) The amount for the nine months ended September 30, 2026 represents an adjustment to severance benefits for the Company’s former Chief Financial Officer (CFO). The amounts for the three and nine months ended September 30, 2025 represent severance benefits for the Company’s former CEO and CFO.
(5) Amounts for the three and nine months ended September 30, 2026 relate to the refinancing of our Term Loan B. The amount for the nine months ended September 30, 2025 relates to the repurchase of Convertible Senior Notes.
(6) Represents the change in fair value of the derivative asset associated with the redemption of our Convertible Senior Notes.
(7) Represents losses associated with debt and equity investments.
Non-GAAP Financial Measures
Management uses the non-GAAP financial measures described below.
Constant currency revenue growth represents the change in revenue between current and prior-year periods using the exchange rate in effect during the applicable prior-year period. We present constant currency revenue growth because we believe it provides meaningful information regarding our results on a consistent and comparable basis across periods. Management uses this non-GAAP financial measure, in addition to financial measures in accordance with GAAP, to evaluate our operating results. It is also one of the performance metrics that determines management incentive compensation.
Adjusted EBITDA represents net income plus net interest expense (income), income tax expense (benefit), depreciation and amortization, stock-based compensation expense, and other significant transactions or events that affect the period-to-period comparability of our performance, as applicable. We present Adjusted EBITDA because management uses it as a supplemental measure to assess our performance, and we believe it is helpful to investors and other interested parties in comparing our performance from period to period.
Free cash flow is calculated as net cash provided by operating activities less capital expenditures. Management uses this non-GAAP measure, in addition to U.S. GAAP financial measures, to evaluate our operating results.
These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our financial results prepared in accordance with GAAP. In addition, the above definitions may differ from similarly titled measures used by others. Non-GAAP financial measures exclude the effect of items that increase or decrease our reported results of operations; accordingly, we strongly encourage investors to review our consolidated financial statements in their entirety.

Liquidity and Capital Resources
We believe that our current liquidity as further described below will be sufficient to meet our projected operating, investing and debt service requirements for at least the next twelve months.
Summary of Cash Flows

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash provided by (used in):
Operating activities	$325.7	$386.0
Investing activities	(132.0)	(69.9)
Financing activities	(321.9)	(522.8)
Effect of exchange rate changes on cash and cash equivalents	(3.5)	10.8
Net decrease in cash and cash equivalents	$(131.7)	$(195.9)
Operating Activities
Net cash provided by operating activities of $325.7 million for the nine months ended September 30, 2026 was primarily attributable to net income, as adjusted for depreciation and amortization, stock-based compensation expense, and deferred income taxes, partially offset by a $177.3 million working capital outflow. The working capital outflow was primarily driven by a $179.6 million increase in accounts receivable and a $103.0 million increase in inventories, partially offset by a $72.0 million increase in accounts payable and a $40.1 million increase in accrued expenses and other liabilities. The increase in accounts receivable was primarily driven by the timing of distributor orders in the United States. The increase in inventories was primarily driven by a planned inventory build to satisfy anticipated demand and advance purchases of materials to mitigate supply risk and inflation. The increase in accounts payable was primarily due to the timing of payments. The increase in accrued expenses and other liabilities was driven by an increase in accrued rebates due to higher sales volume, partially offset by a decrease in accrued incentive compensation due to lower expected achievement of performance targets in the current year.
Investing Activities
Net cash used in investing activities was $132.0 million for the nine months ended September 30, 2026, compared with $69.9 million for the nine months ended September 30, 2025.
Capital Spending—Capital expenditures were $113.9 million for the nine months ended September 30, 2026, compared with $56.5 million for the nine months ended September 30, 2025. The $57.5 million increase primarily related to the purchase of machinery, equipment, and tooling for our existing manufacturing facilities and investments in our Costa Rica manufacturing plant. We expect capital expenditures for 2026 to increase compared with 2025 to support our continued global manufacturing expansion plans. We expect to fund our capital expenditures using existing cash and financing.
Investments in Developed Software—Investments in developed software were $13.1 million and $13.5 million for the nine months ended September 30, 2026 and 2025, respectively, and were primarily related to projects supporting our cloud-based capabilities.
Financing Activities
Net cash used in financing activities was $321.9 million for the nine months ended September 30, 2026, compared with $522.8 million for the nine months ended September 30, 2025.
Debt Issuance and Repayments—During the nine months ended September 30, 2026, we repaid $43.7 million of debt, primarily in connection with the refinancing of our Term Loan B, compared with payments of $33.4 million during the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, we received proceeds of $30.0 million and $15.5 million, respectively, from the refinancing of our Term Loan B. In addition, during the nine months ended September 30, 2025, we received net proceeds of $440.7 million from the issuance of Senior Unsecured Notes and used those proceeds, together with $164.6 million of proceeds from the unwinding of the related capped call options, to partially fund the $1,052.2 million repurchase of Convertible Senior Notes.
Proceeds and Repayments from Secured Borrowing—During the nine months ended September 30, 2025, we received $49.4 million of cash advances from a third party to which we outsourced insurance claim submission activities in one of our international markets and repaid $46.8 million of such advances.
Proceeds from Option Exercises—Proceeds from option exercises were $0.7 million and $17.2 million for the nine months ended September 30, 2026 and 2025, respectively. The $16.5 million decrease was primarily driven by fewer option exercises due to our lower stock price.

Payment of Taxes for Restricted Stock Net Settlements—Payments for taxes related to net restricted and performance stock unit settlements were $16.9 million and $25.1 million for the nine months ended September 30, 2026 and 2025, respectively. The $8.2 million decrease was primarily driven by tax payments related to the vesting of performance and restricted stock units for a former executive in the prior year.
Repurchase of Common Stock—During the nine months ended September 30, 2026 and 2025, we repurchased common stock for an aggregate purchase price of $300.0 million and $59.6 million, respectively. Repurchases during the nine months ended September 30, 2026 were made pursuant to accelerated share repurchase agreements discussed under “Capitalization—Share Repurchase Program.”
Free Cash Flow
Free cash flow was $211.7 million for the nine months ended September 30, 2026, compared with $329.5 million for the nine months ended September 30, 2025. The $117.8 million decrease in free cash flow primarily resulted from higher cash used for working capital and higher capital expenditures, partially offset by an increase in operating income.
Free cash flow is a non-GAAP financial measure that should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with U.S. GAAP. See “Non-GAAP Financial Measures.”
A reconciliation of net cash provided by operating activities (the most comparable U.S. GAAP measure) to free cash flow is as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$325.7	$386.0
Capital expenditures	(113.9)	(56.5)
Free cash flow	$211.7	$329.5
Capitalization
The following table contains several key measures to gauge our financial condition and liquidity at the end of each period:

(in millions)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$584.4	$716.1
Current portion of long-term debt	$19.1	$18.4
Long-term debt, net	$943.0	$930.8
Total debt, net	$962.2	$949.2
Total stockholders’ equity	$1,579.1	$1,515.2
Debt-to-total capital ratio	38%	39%
Net debt-to-total capital ratio	15%	9%
Credit Agreement
We have a $750 million senior secured revolving credit facility (the “Revolving Credit Facility”), which expires in 2030. At September 30, 2026, no amount was outstanding under the Revolving Credit Facility. The Revolving Credit Facility contains a covenant to maintain a specified leverage ratio when outstanding borrowings equal or exceed 35% of the aggregate commitments under the Revolving Credit Facility. It also contains other customary covenants, none of which are considered restrictive to our operations. Additionally, we have a Term Loan B, which matures in 2031, and contains covenants restricting or limiting our ability to incur additional indebtedness, make asset dispositions, create or permit liens, sell, transfer or exchange assets, guarantee certain indebtedness, and make acquisitions and other investments.
Senior Unsecured Notes
Our senior unsecured notes contain leverage and fixed charge coverage ratio covenants, each of which are measured upon the incurrence of future debt, as well as other customary covenants, none of which we consider restrictive to our operations.
Share Repurchase Program
In February 2026, the Board of Directors extended our $125 million share repurchase program to December 31, 2027 and authorized an additional $350 million of common stock repurchases under the program. Additionally, in February 2026, we entered into accelerated share repurchase agreements (“ASRs”) to repurchase $300 million of our common stock. The ASRs were completed by March 31, 2026. During the nine months ended September 30, 2026, we repurchased approximately 1.25 million shares of common stock. We had $115.4 million of remaining authorization under the share repurchase program as of September 30, 2026.

In October 2026, the Board of Directors authorized a $1 billion common stock repurchase program, effective through December 31, 2028. We expect to allocate approximately $400 million toward repurchases in 2026, funded with existing cash.
Commitments and Contingencies
Contractual Obligations
In 2026, we entered into a purchase agreement with NXP USA, Inc. pursuant to which we are committed to purchasing semi-conductor chips. As of September 30, 2026, our remaining purchase commitment under the agreement was approximately $45.1 million.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.
Our accounting policies for pharmacy rebates and income taxes involve significant judgments and assumptions that are subject to inherent risks and uncertainties. There have been no significant changes in these critical accounting policies or the underlying assumptions and estimates from those disclosed in our annual consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Accounting Standards Issued and Not Yet Adopted
Information regarding accounting standards that have been issued but not yet adopted is included in Note 1 to our condensed consolidated financial statements.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “would,” “intends,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “risk” or “continue,” or the negative of these terms or other similar words or expressions. These statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations, and financial condition.
The outcomes of the events described in these forward-looking statements are subject to risks, uncertainties, and assumptions. These risks and uncertainties include, but are not limited to:
•international regulatory, commercial and logistics risks, including any expansion of tariffs;
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
•our inability to maintain existing or enter into new license or other agreements with respect to continuous glucose monitors, data management systems, or other rights necessary to sell our current products and/or commercialize future products;
•worldwide macroeconomic and geopolitical uncertainty, including the war with Iran, as well as risks associated with any future pandemic, including supply chain disruptions;
•the potential violation of anti-bribery/anti-corruption laws;
•the concentration of manufacturing operations and storage of inventory in a limited number of locations;

•the regulatory requirements and overall complexity in manufacturing our product and challenges associated with starting new manufacturing lines;
•supply disruptions or price fluctuations involving sole-source or third-party suppliers on which we are dependent;
•failure to retain key suppliers;
•challenges to the future development of our non-insulin drug delivery product line;
•our failure, or the failure of our contract manufacturer or component suppliers, to comply with the U.S. Food and Drug Administration’s quality system regulations, our or our contract manufacturer's ability to successfully implement quality inspection systems, or other manufacturing difficulties;
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
The risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report could cause our results to differ materially from those expressed in forward-looking statements. In addition, there may be other risks and uncertainties that we are unable to predict at this time or that we currently do not expect to have a material adverse effect on our business. Actual results could differ materially from those projected in the forward-looking statements; accordingly, you should not rely on forward-looking statements as predictions of future events. We expressly disclaim any obligation to update these forward-looking statements other than as required by law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2026. See “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our interest rate and foreign currency exchange risks.
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
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on this evaluation, our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) concluded that, as of that date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our material pending legal proceedings, if any, is included in Note 11 to our condensed consolidated financial statements in this Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
See “Risks Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of risks to which our business, financial condition, results of operations, and cash flows are subject. There have been no material changes to the risk factors disclosed in that Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Plans
During the third quarter of 2026, no director or executive officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

Number	Description
10.1*+
Amendment No. 9, dated as of August 25, 2026, to the Amended and Restated Development and Commercialization Agreement by and between Insulet Corporation and Abbott Diabetes Care Inc. dated as of September 13, 2021.

10.2#	Insulet Nonqualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 16, 2026).

10.3
Ninth Amendment to Credit Agreement, dated September 21, 2026, among Insulet Corporation, Insulet MA Securities Corporation, Morgan Stanley Senior Funding, Inc., as administrative agent, and the other lenders party thereto (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed September 21, 2026).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer and Chief Financial Officer.

101
The following materials from Insulet Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language), as follows:

(i) Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2026 and December 31, 2025

(ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025

(iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025

(iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025

(v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025

(vi) Condensed Notes (Unaudited) to Consolidated Financial Statements

*	Filed herewith.

**	Furnished herewith.

+	Certain portions of this exhibit are considered confidential and have been omitted as permitted under SEC rules and regulations.

#	Management contract or compensation plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INSULET CORPORATION (Registrant)

Date:	November 4, 2026	/s/ Ashley A. McEvoy
Ashley A. McEvoy
Chief Executive Officer (Principal Executive Officer)

Date:	November 4, 2026	/s/ Flavia H. Pease
Flavia H. Pease
Chief Financial Officer, Executive Vice President (Principal Financial Officer)